Form 10-K
period 2007-12-31
A. H. Belo CORP
filed 2008-03-31
CIK 1413898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 1-33741
A. H. Belo Corporation
(Exact name of registrant as specified in its charter)

Delaware	38-3765318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 224866
Dallas, Texas (Address of principal executive offices)	75222-4866 (Zip Code)
Registrant’s telephone number, including area code: (214) 977-8200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Series A Common Stock, $.01 par value Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Series B Common Stock, $.01 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act) Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act
Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☑	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
There was no aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2007 due to the fact that the registrant was not incorporated until October 1, 2007.
Shares of Common Stock outstanding at March 15, 2008: 20,478,022 shares. (Consisting of 17,629,526 shares of Series A Common Stock and 2,848,496 shares of Series B Common Stock.)
Documents incorporated by reference: None

A. H. BELO CORPORATION
FORM 10-K

(i)

          Statements in this communication concerning A. H. Belo Corporation’s (“A. H. Belo” or “the Company”) business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, future financings, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.
          Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; circulation trends; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures; general economic conditions; significant armed conflict; and other factors beyond our control, as well as other risks detailed elsewhere in this Annual Report on Form 10-K and in A. H. Belo’s other public disclosures, and filings with the Securities and Exchange Commission (“SEC”), including A. H. Belo’s information statement on Form 10 dated January 31, 2008.
PART I
Item 1. Business
Recent Developments
          A. H. Belo Corporation was incorporated under Delaware law on October 1, 2007, as a wholly-owned subsidiary of Belo. Corp. (“Belo”), to serve as a holding company in anticipation of the pro-rata distribution to Belo shareholders of 100 percent of the outstanding shares of A. H. Belo’s common stock. For purposes of this Annual Report, references to the “Company,” “we,” “us,” “our” and “A. H. Belo” mean A. H. Belo Corporation collectively with all of our subsidiaries unless the context otherwise requires.
          On the Distribution Date (the “Distribution Date”), Belo contributed to A. H. Belo all of Belo’s subsidiaries engaged in Belo’s newspaper business and related assets and liabilities. The assets and liabilities transferred to A. H. Belo were recorded at historical cost as a reorganization of entities under common control in the first quarter of 2008.
          On the Distribution Date, the distribution was completed in the form of a pro-rata dividend to Belo’s shareholders of 0.20 shares of A. H. Belo common stock for each share of Belo’s common stock owned at the close of business on January 25, 2008. Belo received a private letter ruling from the Internal Revenue Service (the “IRS”) to the effect that the distribution is tax-free to Belo shareholders for United States federal income tax purposes, except with respect to cash paid instead of fractional shares.
          On the Distribution Date, Belo settled or assigned intercompany indebtedness between and among Belo and its subsidiaries, including Belo’s subsidiaries engaged in the newspaper business and related assets. Belo settled accounts through contributions of such indebtedness to the capital of the debtor subsidiaries, distributions by creditor subsidiaries, and other non-cash transfers, or assigned indebtedness to A. H. Belo. As of the effective time of the distribution, Belo had contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by A. H. Belo and its subsidiaries and A. H. Belo assumed the indebtedness owed by Belo to the A. H. Belo subsidiaries.
          On the Distribution Date, as a consequence of the distribution, A. H. Belo became a separate public company. Belo has no further ownership interest in A. H. Belo or in any newspaper or related businesses, and A. H. Belo has no ownership interest in Belo or in any television station or related businesses. A. H. Belo’s relationship with Belo is now governed by a separation and distribution agreement and several ancillary agreements with Belo governing various relationships between A. H. Belo and Belo. A. H. Belo also co-owns certain downtown Dallas, Texas real estate used in their respective businesses.
          On February 4, 2008, in anticipation of the distribution the Company entered into a $100 million senior revolving credit facility effective as of the Distribution Date. The terms of the new credit facility are more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

A. H. Belo’s Business
          A. H. Belo’s publishing roots trace to The Galveston Daily News, which began publication in 1842. Today, A. H. Belo owns three primary daily newspapers: The Dallas Morning News, The Providence Journal and The Press-Enterprise. They produce extensive local, state, national and international news. In addition to these three daily newspapers, A. H. Belo publishes various niche products in the same or nearby markets where these daily newspapers are published. Each of A. H. Belo’s daily newspapers and niche publications operates its own related Web site. A. H. Belo also operates direct mail and commercial printing businesses.
          The Dallas Morning News’ first edition was published on October 1, 1885; the newspaper is one of the leading newspapers in America. Its success is founded upon the highest standards of journalistic excellence, with an emphasis on comprehensive local news and information, and community service. The Dallas Morning News is distributed primarily in Dallas County and the 11 surrounding counties. It has earned eight Pulitzer Prizes since 1986 for its news reporting and photography.
          The Providence Journal, acquired by Belo in February 1997, is the leading newspaper in Rhode Island and southeastern Massachusetts. The Providence Journal is America’s oldest major daily newspaper of general circulation and continuous publication, and has won four Pulitzer Prizes.
          The Press-Enterprise was acquired in July 1997. The Press-Enterprise is distributed throughout Southern California’s Inland Empire area, which includes Riverside and San Bernardino Counties. It has a long history of journalistic excellence and has won one Pulitzer Prize.
          The following table sets forth circulation information concerning A. H. Belo’s primary daily newspaper operations:

	2005				2006				2007
	Daily		Sunday		Daily		Sunday		Daily		Sunday
Newspaper	Circulation(1)		Circulation		Circulation(1)		Circulation		Circulation(1)		Circulation

The Dallas Morning News	462,075	(2)	640,742	(2)	405,048	(2)	566,608	(2)	372,810	(3)	523,313	(3)
The Providence Journal	163,909	(4)	231,593	(4)	159,788	(5)	212,971	(5)	149,966	(6)	198,973	(6)
The Press-Enterprise	176,577	(7)	179,390	(7)	169,362	(7)	178,788	(7)	162,464	(8)	171,114	(8)

(1)	Daily circulation is defined as a Monday through Saturday six-day average.

(2)	Average paid circulation data for The Dallas Morning News is according to the Audit Bureau of Circulations (“Audit Bureau”) audit reports for the six months ended September 30, 2005 and 2006, respectively.

(3)	Average paid circulation data for The Dallas Morning News is obtained from its Publisher’s Statement for the six-month period ended September 30, 2007, as filed with the Audit Bureau, subject to audit.

(4)	Average paid circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-six weeks ended September 25, 2005.

(5)	Average paid circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-seven weeks ended October 1, 2006.

(6)	Average paid circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-six weeks ended September 23, 2007, as filed with the Audit Bureau, subject to audit.

(7)	The average paid circulation data for 2005 and 2006 for The Press Enterprise is obtained from its Publisher’s Statement for the six months ended September 30, 2005 and 2006, respectively.

(8)	Average paid circulation data for The Press-Enterprise is obtained from its Publisher’s Statement for the six months ended September 30, 2007, as filed with the Audit Bureau, subject to audit.
          The Company derives its revenues primarily from the sale of advertising and newspapers and from commercial printing. For the year ended December 31, 2007, advertising revenues accounted for approximately 81 percent of total revenues. Circulation revenues accounted for approximately 15 percent of total revenues for 2007. Prices for the Company’s newspapers are established individually for each newspaper. Commercial printing accounted for most of the remainder of the Company’s revenues.

          Belo Interactive Media (“BIM”) supports A. H. Belo’s and Belo’s Web sites, and Belo Technologies supports information technology requirements. BIM and Belo Technologies, which are owned by A. H. Belo, provide services to Belo and its television Web sites pursuant to inter-company agreements whereby Belo compensates A. H. Belo for such services.
          Web sites operated by A. H. Belo’s newspapers provide consumers with timely news and information. The newspaper-affiliated Web sites for The Dallas Morning News, The Providence Journal, and The Press-Enterprise are leading local media sites in their respective markets. Revenues for interactive media for the years ended December 31, 2007 and 2006 represented approximately 7.0 and 5.0 percent, respectively, of the total revenues and were derived principally from advertising on the various Web sites. In addition, A. H. Belo owns 6.6 percent of Classified Ventures, LLC, a joint venture of which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The three principal online businesses Classified Ventures, LLC operates are: cars.com, apartments.com, and homegain.com. A. H. Belo has agreed to share certain ownership attributes of Classified Ventures, LLC with Belo.
          The basic material used in publishing newspapers is newsprint. Currently, most of the Company’s newsprint is obtained through a purchasing consortium of which the Company is a member. Management believes the Company’s sources of newsprint, along with available alternate sources, are adequate for the Company’s current needs.
          During 2007, the Company’s operations consumed approximately 136,546 metric tons of newsprint at an average cost of $586 per metric ton. Consumption of newsprint in the previous year was approximately 166,756 metric tons at an average cost per metric ton of $631. Newsprint prices decreased approximately 7.1 percent in 2007. Consolidation in the North American newsprint industry has reduced the number of suppliers and has led to paper mill closures and conversions to other grades of paper, which in turn has decreased overall newsprint capacity and increased the likelihood of future price increases.
          Since 2005, A. H. Belo has experienced a decline in net operating revenues and net earnings primarily due to decreased advertising revenues. The decrease in advertising revenues, particularly in the classified category, resulted from increased competition for advertising dollars from other media, particularly the Internet. In response to these decreases, A. H. Belo has launched innovative print and online products and has established strategic partnerships with major Internet companies. Since 2002, revenues from our newspaper Web sites have experienced double-digit annual growth. A. H. Belo has also in recent years focused on neighborhood and other local community news, both in print and online. In addition, A. H. Belo has implemented measures to control or decrease operating expenses. These measures include modifying distribution and marketing strategies to allow our newspapers to concentrate on circulation most valued by advertisers and restructuring our newspapers through organizational realignments.
Our Competitive Strengths and Challenges
          Our strengths are:
•	ownership and proven management of three quality daily newspapers that have been widely recognized over the years for their distinguished journalism.

•	the three daily newspapers’ locations in markets with projected population growth rates above the national average.

•	a strong, cohesive senior management team with significant sector experience focused on strategic and operating issues.

•	an initial debt-free capital structure with the financial flexibility to allocate capital toward higher-growth online initiatives, support continued innovation, and maintain a sharp focus on distinguished journalism and editorial content.

•	resources to compete in a challenging operating environment and return cash to shareholders through an attractive dividend.

•	strategic and financial flexibility to form partnerships and alliances unencumbered by considerations of the potential effect on Belo’s television business.
          Our newspapers, and the newspaper industry as a whole, are experiencing challenges to maintain and grow print revenues and circulation. This results from, among other factors, increased competition from other media, particularly the Internet. A prolonged decline in circulation could further affect advertising revenues; however, A. H. Belo’s newspapers have grown in total readership over the past five years. Readership, as defined by the Company, includes circulation (including ancillary niche products) and traffic on their online Web sites.

Our Strategies and Opportunities
          The Company is committed to publishing newspapers and online content of the highest quality and integrity, creating and developing innovative print and online products addressing the needs of customers and advertisers, providing an attractive dividend, and creating value for shareholders over the long-term. The Company intends to achieve these objectives through the following strategies:
•	focusing management’s attention on operating A. H. Belo’s core newspaper businesses and related Web sites to derive maximum revenue and earnings in an Internet-centric media environment by building larger digital businesses.

•	being attentive to the needs of our customers and advertisers by implementing initiatives to better reach consumers that advertisers most desire.

•	innovating and continuing to develop print and online products that create sustainable incremental revenue and earnings.

•	strengthening and improving our underlying technology platform.

•	maintaining a conservative balance sheet.

•	continuing our commitment of service to the local communities we serve.
Competition
          The Company faces competition for advertising, and on-line advertising dollars, and circulation, The competition for advertising, dollars comes from local, regional, and national newspapers, the Internet, magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, and other media. A. H. Belo also competes for advertising dollars with certain television stations and related Web sites owned by Belo. Increased competition has come from the Internet and other new media formats and services other than traditional newspapers, many of which are often free to users. Free circulation daily newspapers have been recently introduced in several metropolitan markets, and there can be no assurance that free daily publications, or other publications, will not be introduced in any markets in which A. H. Belo publishes its newspapers. The Dallas Morning News has one major metropolitan daily newspaper competitor in certain areas of the Dallas/Fort Worth market. The Providence Journal competes with five daily newspapers in the Rhode Island and southeastern Massachusetts markets. The Press-Enterprise competes with seven daily newspapers in the Inland Empire area of southern California.
Seasonality
          A. H. Belo’s advertising revenues are subject to moderate seasonality, with advertising revenues typically higher in the fourth calendar quarter of each year because of the holiday shopping season. The level of advertising sales in any period may also be affected by advertisers’ decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand and general economic conditions.
Employees
          As of December 31, 2007, the Company had approximately 3,400 full-time and 280 part-time employees, including approximately 530 employees represented by various employee unions. All of these union-represented employees are located in Providence, Rhode Island. The Company believes its relations with its employees are satisfactory.
Available Information
          A. H. Belo maintains its corporate Web site at www.ahbelo.com. The Company makes available, free of charge, on its Web site, this Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports, as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

Item 1A. Risk Factors
          Sections of this Annual Report on Form 10-K and management’s public comments from time to time may contain forward-looking statements that are subject to risks and uncertainties. These statements are based on management’s current knowledge and estimates of factors affecting our operations, both known and unknown. Readers are cautioned not to place undue reliance on such forward-looking information as actual results may differ materially from those currently anticipated. The following discussion identifies some of the factors that may cause actual results to differ materially from expectations. In addition, a number of other factors (those identified elsewhere in this document and others, both known and unknown) may cause actual results to differ materially from expectations.
Risks Resulting from the Recently Completed Distribution
          A. H. Belo has no operating history as a separate public company and may be unable to operate profitably as a stand-alone company.
          A. H. Belo has no operating history as a separate public company. Historically, because the newspaper and the television businesses that comprised Belo have been under one ultimate parent, they have been able to rely to some degree on the earnings, assets, and cash flow of each other for capital requirements. As a result of the distribution, A. H. Belo now relies only on the newspaper business and related businesses for such requirements. A. H. Belo cannot assure you that, as a separate public company, operating results will continue at historical levels, or that the Company will be profitable. Additionally, A. H. Belo has relied on Belo for various financial, administrative, and managerial services in conducting its operations. Following the distribution, A. H. Belo maintains its own credit and banking relationships and performs its own financial and investor relations functions. Although A. H. Belo employs certain key former employees of Belo following the distribution, there can be no assurance that A. H. Belo will be able to successfully put in place, or thereafter maintain, the financial functions, administration, and management necessary to operate as a separate company or that A. H. Belo will not incur additional costs operating as a separate public company. For example, prior to the distribution, A. H. Belo, as part of Belo’s business, was able to use Belo’s size to procure products and services on favorable terms. A. H. Belo could experience some increased costs as a result of the absence of such economies of scale. Any such additional or increased costs could have a material adverse effect on our business, financial condition, or results of operations.
          A. H. Belo’s historical financial information may not be indicative of our future results as a separate public company.
          The historical financial information included in this Annual Report on Form 10-K may not reflect what A. H. Belo’s results of operations, financial position, and cash flows would have been had it been a separate public company during the periods presented, or be indicative of what its results of operations, financial position, and cash flows may be in the future as a separate public company. A. H. Belo’s historical financial information reflects allocations for services historically provided by Belo, and these allocated costs may be different from the actual costs A. H. Belo will incur for these services in the future as a separate public company, including with respect to actual services provided to A. H. Belo by Belo under a services agreement and other agreements. In some instances, the costs incurred for these services as a separate public company may be higher than the share of total Belo expenses allocated to A. H. Belo historically.
          For additional information about the past financial performance of A. H. Belo’s business and the basis of the presentation of the historical financial statements, see “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Combined Financial Statements and the accompanying Notes included elsewhere in this Annual Report on Form 10-K.
          A. H. Belo may incur increased costs after the distribution or as a result of the distribution that may cause our profitability to decline.
          A. H. Belo needs to replicate certain systems, infrastructure, and personnel to which it no longer has access after the distribution from Belo. In addition, there may be an adverse operational effect on A. H. Belo’s business as a result of the significant time A. H. Belo’s management and other employees and internal resources will need to dedicate to building these capabilities during the first few years following the distribution that otherwise would be available for other business initiatives and opportunities. A. H. Belo may incur capital and other costs associated with developing and implementing its own support functions in these areas. These costs may exceed the costs A. H. Belo will pay to Belo during the transition period.

          A. H. Belo may incur increased expenses if the services agreement with Belo is terminated.
          In connection with the distribution, A. H. Belo entered into a services agreement with Belo. This agreement provides that A. H. Belo and Belo will furnish each other services in such areas as employee benefits administration, risk management, claims administration and reporting, tax, payroll, internal audit, and other areas where A. H. Belo and Belo may need assistance and support following the distribution. Depending on the particular service being provided, the agreement extends for up to two years after the distribution, but may be terminated earlier under certain circumstances, including a default. If the agreement is terminated, A. H. Belo may be required to obtain such services from a third party. This could be more expensive than the fees that A. H. Belo is required to pay under the services agreement.
          A. H. Belo’s directors and executive officers have significant combined voting power and significant influence over our management and affairs.
          Our directors and executive officers, hold 58.5 percent of the voting power of our outstanding voting stock as of March 15, 2008. A. H. Belo’s Series A common stock has one vote per share and Series B common stock has ten votes per share. Generally, except for certain extraordinary corporate transactions, all matters to be voted on by A. H. Belo’s shareholders must be approved by a majority of the voting power of our outstanding voting stock, voting as a single class. Certain extraordinary corporate transactions, such as a merger, consolidation, sale of all or substantially all of our property and assets, or a dissolution, the alteration, amendment, or repeal of A. H. Belo’s bylaws by shareholders, and certain amendments to A. H. Belo’s certificate of incorporation, require the affirmative vote of the holders of at least two-thirds of the voting power of our outstanding voting stock, voting as a single class. Accordingly, A. H. Belo’s directors and executive officers will have significant influence over our management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions. This ownership may limit your ability to influence corporate matters and, as a result, A. H. Belo may take actions that you, or even the majority of shareholders, do not view as beneficial.
          Certain members of management, directors, and shareholders may face actual or potential conflicts of interest.
          The management and directors of A. H. Belo and Belo own both A. H. Belo common stock and Belo common stock. Robert W. Decherd serves as the non-executive Chairman of the Board of Belo and as Chairman of the Board, president and Chief Executive Officer of A. H. Belo. Mr. Decherd and Dealey D. Herndon, his sister, serve as directors of A. H. Belo and Belo. James M. Moroney III, executive vice president of A. H. Belo and the Publisher and Chief Executive Officer of The Dallas Morning News, is their second cousin. Mr. Moroney also serves as a director of Belo. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when A. H. Belo’s and Belo’s management and directors face decisions that could have different implications for A. H. Belo and Belo. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between A. H. Belo and Belo regarding the terms of the agreements governing the distribution and the relationship between A. H. Belo and Belo thereafter. These agreements include, among others, the separation and distribution agreement, the tax matters agreement, the employee matters agreement, the services agreement, and any other agreements between the parties or their affiliates. Potential conflicts of interest could also arise out of any commercial arrangements that A. H. Belo and Belo may enter into in the future. In addition, A. H. Belo and Belo will compete with each other in Dallas/Fort Worth, where each company owns significant properties.
Risks Relating to A. H. Belo’s Business
          If A. H. Belo is unable to respond to evolving industry trends and changes in technology, its business may not be able to compete effectively.
          Print circulation and readership of A. H. Belo’s newspapers, and the newspaper industry overall, are subject to competition and, in particular, are being affected by the preferences of some consumers to receive all or a portion of their news in new media formats and from sources other than traditional newspapers, and by the proliferation of these new media formats and sources. Information delivery and programming alternatives such as the Internet, cable, direct satellite-to-home services, pay-per-view, and home video and entertainment systems have fractionalized newspaper readership. Over the past decade, the Internet, cable television programming services, and other emerging media distribution platforms have captured increasing market share, while the aggregate print circulation of the major newspapers has declined.

          Decreases in advertising spending, resulting from an economic downturn, business combinations, natural disasters, war, terrorism, or other factors specific to the communities served by the Company, could adversely affect A. H. Belo’s financial condition and results of operations. In addition, A. H. Belo’s revenues are subject to seasonal, cyclical, and other fluctuations that could adversely affect our financial condition and results of operations.
          Approximately 81 percent or more of A. H. Belo’s revenues for each of the last three fiscal years were generated from the sale of advertising appearing in its newspapers. Advertisers generally reduce their advertising spending during economic downturns, so a recession or economic downturn could have an adverse effect on A. H. Belo’s financial condition and results of operations.
          A. H. Belo’s advertising revenues depend upon a variety of other factors specific to the communities served by the Company. Changes in those factors could affect advertising revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores, and local economic conditions in general.
          A. H. Belo’s revenues and results of operations are subject to seasonal, cyclical, and other fluctuations that are expected to continue. Seasonal and cyclical factors that affect A. H. Belo’s revenues and results of operations may be beyond A. H. Belo’s control, including changes in the pricing policies of competitors, the hiring and retention of key personnel, wage and cost pressures, changes in newsprint prices, and general economic factors. Fluctuations in revenues and results of operations may cause A. H. Belo’s stock price to be volatile.
          A. H. Belo’s businesses operate in highly competitive markets, such as Dallas/Fort Worth, and our ability to maintain market share and generate revenues depends on how effectively the Company competes with existing and new competition.
          Our businesses operate in highly competitive markets. Our newspapers compete for audiences and advertising revenue with other newspapers as well as with the Internet, magazines, broadcast, cable and satellite television, radio, direct mail, and yellow pages. A. H. Belo and Belo will compete with each other in Dallas/Fort Worth where each company owns significant properties. Some of A. H. Belo’s current and potential competitors have greater financial and other resources available to them.
          A. H. Belo’s newspaper publications generate significant percentages of their advertising revenues from limited numbers of sources. In recent years, Web sites dedicated to automotive, employment, real estate advertising, and general classified advertising have become significant competitors of A. H. Belo’s newspapers and Web sites. As a result, even in the absence of a recession or economic downturn, technological, industry, and other changes specifically affecting these advertising sources could reduce advertising revenues and adversely affect A. H. Belo’s financial condition and results of operations.
          A. H. Belo’s revenues primarily consist of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from local, regional, and national newspapers (including free daily newspapers), magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, the Internet, outdoor billboards, and other media. The National Do Not Call Registry has affected the way newspapers solicit home-delivery circulation, particularly for larger newspapers that historically have relied on telemarketing. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics, and circulation levels. Competition for circulation is based largely upon the content of the newspaper, its price, editorial quality, customer service, and other sources of news and information. Our local and regional competitors are community newspapers that are typically unique to each market, but the Company has competitors for advertising revenues that are larger and have greater financial and distribution resources. Circulation revenues and our ability to achieve price increases for our print products may be affected by competition from other publications and other forms of media available in our various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among certain demographics. A. H. Belo may incur higher costs competing for advertising dollars and paid circulation, and if the Company is not able to compete effectively for advertising dollars and paid circulation, revenues may continue to decline and our financial condition and results of operations may be adversely affected.

          Decreases in circulation may adversely affect A. H. Belo’s circulation and advertising revenues.
          The table below presents the components of our net operating revenues for the last three years:

		Percentage		Percentage
Year ended December 31, (dollars in thousands)	2007	Change	2006	Change	2005

Advertising	$600,335	(10.9%)	$674,140	(1.9%)	$687,140
Circulation	112,635	(3.1%)	116,265	11.0%	104,790
Other	25,698	(6.0%)	27,328	(10.1%)	30,414

Net operating revenues	$738,668	(9.7%)	$817,733	(0.6%)	$822,344
          As a result of the change in distribution methods at The Dallas Morning News, circulation revenue increased approximately $24,555 in 2006. However, when measured on a comparable basis, circulation revenue actually decreased 1.8 percent in 2006 from 2005.
          A. H. Belo’s newspapers, and the newspaper industry as a whole, are experiencing challenges to maintain and grow print circulation and circulation revenues. A prolonged decline in circulation could affect the rate and volume of advertising revenues. To maintain our circulation base, A. H. Belo may incur additional costs, and may not be able to recover these costs through circulation and advertising revenues. To address declining circulation, the Company may increase spending on marketing designed to retain our existing subscriber base and continue or create niche publications targeted at specific market groups. The Company may also increase marketing efforts to drive traffic to our proprietary Web sites. There are no current plans to materially increase such spending or marketing.
          A. H. Belo anticipates that readership will become increasingly important now that the Audit Bureau of Circulations has agreed to publish readership statistics and recognize Internet use in addition to print circulation information. The Company believes this is a positive industry development but cannot predict its effect on advertising revenues.
          A significant increase in the cost of newsprint, or a reduction in the availability of newsprint, could adversely affect A. H. Belo’s publishing business.
          The basic raw material for newspapers is newsprint, which has historically been between approximately 11 percent and 14 percent of revenues. The price of newsprint historically has been volatile. Consolidation in the North American newsprint industry has reduced the number of suppliers and has led to paper mill closures and conversions to other grades of paper, which in turn has decreased overall newsprint capacity and increased the likelihood of future price increases. A. H. Belo currently purchases most of its newsprint through a purchasing consortium of which it is a member. Our inability to obtain an adequate supply of newsprint in the future or significant increases in newsprint costs could affect our financial condition and results of operations.
          Adverse results from pending or new litigation or governmental proceedings or investigations could adversely affect A. H. Belo’s financial condition and results of operations.
          From time to time A. H. Belo and its subsidiaries are subject to litigation, governmental proceedings, and investigations. Current matters include those described under “Item 3. Legal Proceedings”. Adverse determinations in any of these pending or future matters could require A. H. Belo to make monetary payments or result in other sanctions or findings that could affect our business, financial condition, and results of operations.

          A. H. Belo depends on key personnel and may not be able to operate and grow our business effectively if A. H. Belo loses the services of any of our senior executive officers or are unable to attract and retain qualified personnel in the future.
          A. H. Belo depends on the efforts of its senior executive officers. The success of our business depends heavily on our ability to retain current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and A. H. Belo may not be able to retain its key personnel. The Company has not entered into employment agreements with key management personnel and does not have “key person” insurance for any of our senior executive officers or other key personnel. To mitigate this risk, A. H. Belo has adopted a change in control severance plan covering key management personnel that is triggered under certain conditions if a change in control occurs.
          A. H. Belo’s business may be negatively affected by work stoppages, slowdowns, or strikes by our employees.
          Currently, one of A. H. Belo’s primary newspapers is party to collective bargaining agreements with unions representing approximately 530 of its employees. All of these agreements will expire within approximately four years, unless extended. A. H. Belo cannot assure investors about the results of negotiation of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our business, or the possible effect of future collective bargaining agreements on our business, financial condition, and results of operations. The Company also cannot assure investors that strikes or work stoppages will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could adversely effect our business, financial condition, and results of operations.
Item 1B. Unresolved Staff Comments
          None.
Item 2. Properties
          A. H. Belo owns and operates a newspaper printing facility and distribution center in Plano, Texas, to print The Dallas Morning News and other publications. A. H. Belo also owns a distribution and collating facility for The Dallas Morning News in southern Dallas and owns a printing facility in Arlington, Texas, used for commercial printing. Additional operations of The Dallas Morning News are housed in a four-story building and in parts of a separate 17-story office building (The Belo Building) in downtown Dallas, Texas. A. H. Belo also leases space in downtown Dallas, for BIM operations, and in Irving, Texas, for a secondary data center.
          After an assessment of their respective downtown Dallas real estate needs, A. H. Belo and Belo agreed to co-own, through the creation of a limited liability company (LLC), The Belo Building, related parking sites, and specified other downtown real estate. A. H. Belo and Belo each own 50 percent of the LLC and lease from the LLC 50 percent of the available rental space in The Belo Building and related parking sites under long-term leases that are terminable under various conditions. A third party real estate services firm, engaged by the LLC, manages The Belo Building and other real estate owned by the LLC.
          In addition, A. H. Belo and Belo have agreed to exchange certain real estate interests they or their subsidiaries own in an approximately 10-acre downtown Dallas campus jointly used today by The Dallas Morning News and Belo’s WFAA-TV and Texas Cable News (TXCN). As a result of the exchange, The Dallas Morning News will own a single parcel (or contiguous parcels) containing the land and improvements that it uses in its operations, and WFAA-TV, TXCN, and Belo will likewise own a single parcel (or contiguous parcels) containing the land and improvements used by WFAA-TV and TXCN. Depending on their needs, A. H. Belo (or a related entity) and Belo (or a related entity) may also enter into lease or use agreements for specified parts of the campus real estate properties. The terms of such agreements, including the compensation to be paid, will be determined by arms-length negotiations between A. H. Belo and Belo.
          A. H. Belo owns and operates a newspaper printing facility in Providence, Rhode Island, for The Providence Journal. The remainder of The Providence Journal‘s operations is housed in an owned, five-story building in downtown Providence.
          A. H. Belo owns and operates a newspaper publishing facility and a commercial printing facility in downtown Riverside, California, for The Press-Enterprise and other company and third party publications. The Company owns a state-of-the-art media center for The Press-Enterprise, which also houses the non-production operations of The Press-Enterprise.
          The Company has additional leasehold and other interests that are used in our activities, which are not material. The Company believes our properties are in satisfactory condition and are well maintained and that such properties are adequate for present operations.
Item 3. Legal Proceedings
          In 2004, Belo announced that an internal investigation, then ongoing, disclosed practices and procedures that led to an overstatement of previously reported circulation figures at The Dallas Morning News, primarily in single copy sales. In response to the overstatement, Belo implemented a voluntary advertiser plan developed by Belo management. The plan included cash payments to advertisers and future advertising credits. Payments under the plan were made without any condition that such advertisers release The Dallas Morning News from liability for the circulation overstatement. To use the credits, advertisers generally placed advertising in addition to the terms of the advertiser’s current contract. There are no unused credits.
          On August 23, 2004, August 26, 2004, and October 5, 2004, three related lawsuits were filed by purported shareholders of Belo in the United States District Court for the Northern District of Texas against Belo, Robert W. Decherd, and Barry T. Peckham, a former executive officer of The Dallas Morning News. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by Belo in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson, all of whom are current or retired executive officers of Belo, and James M. Moroney III, an executive officer of The Dallas Morning News. On May 18, 2007, the court partially granted defendants’ motions to dismiss plaintiffs’ second amended complaint to the extent it dismissed plaintiffs’ complaint as to defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson. The motions to dismiss were denied as to the other defendants. On September 19, 2007, plaintiffs filed their motion for class certification; defendants filed their response to this motion on October 26, 2007. Plaintiffs filed their reply to the response on November 16, 2007. On November 26, 2007, the court denied defendants’ motion for reconsideration of the court’s denial of defendants’ motion to dismiss as to the remaining defendants. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intend to defend vigorously against them.
          On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of Belo in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, John L. Sander, Dunia A. Shive, Dennis A. Williamson, and James M. Moroney III; Barry T. Peckham; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak, and Arturo Madrid, current or former directors of Belo. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News. On May 30, 2007, after a prior discovery stay ended, the court issued an order administratively closing the case. Under the court’s order, the case is stayed and, as a result, no further action can be taken unless the case is reinstated. The court retained jurisdiction and the case is subject to being reinstated by the court or upon motion by any party. The court’s order was not a dismissal with prejudice.
          Under the terms of the separation and distribution agreement between A. H. Belo and Belo, A. H. Belo and Belo will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described above.
          In 2004, the staff of the SEC notified Belo that it was conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News ‘ circulation overstatement. Belo briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC related to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. On October 1, 2007, the SEC staff sent counsel for Belo a letter stating that the inquiry has been completed and that the SEC staff does not intend to recommend any enforcement action by the SEC.
          On October 24, 2006, eighteen former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement (similar to the circulation-related lawsuits described above). In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007, the court dismissed certain additional claims. A trial date in January 2009 has been set. The Company believes the lawsuit is without merit and intends to defend vigorously against it.
          In addition to the proceedings disclosed above, a number of other legal proceedings are pending against A. H. Belo, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity, or financial position.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          The Company’s authorized common equity consists of 125,000,000 shares of common stock, par value $.01 per share. The Company has two series of common stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders; Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder and Series B shares are convertible at any time on a one-for-one basis into Series A shares, and upon a transfer other than as described above, Series B shares automatically convert into Series A shares. Shares of the Company’s Series A common stock are traded on the New York Stock Exchange (NYSE symbol: AHC). There is no established public trading market for shares of Series B common stock. Our Series A common stock began trading on February 11, 2008, and as such, no information exists regarding high and low stock prices for the last two years. The closing price of our Series A common stock on March 15, 2008 was $11.44.
          The approximate number of shareholders of record of our Series A and Series B common stock at the close of business on March 15, 2008 was 577 and 289, respectively.
          A. H. Belo’s dividend is expected to be $1.00 per share, annually. The declaration and payment of dividends is subject to the discretion of A. H. Belo’s Board of Directors, and any determination as to the payment of such dividends, as well as the amount and timing of such dividends, will depend on, among other things, A. H. Belo’s results of operations and financial condition, earnings, capital requirements, debt covenants, other contractual restrictions, prospects, applicable law, general economic and business conditions, and other future factors that A. H. Belo’s Board of Directors deems relevant. A. H. Belo cannot provide any assurance that any dividends will be declared and paid, due to factors previously stated in “Item 1A. Risk Factors”. In addition, the Company entered into a bank credit facility agreement that contains a negative covenant requiring the Company to be in pro forma compliance with the Fixed Charge Coverage ratio (the ratio of interest and other fixed charges to the Company’s consolidated EBITDA less capital expenditures), before any dividends can be paid.
Issuer Purchases of Equity Securities
          The Company did not repurchase any Series A or Series B common stock during the quarter ended December 31, 2007.
Sales of Unregistered Securities
          In connection with its incorporation, on October 1, 2007, A. H. Belo issued 1,000 shares of A. H. Belo common stock, par value $.01 per share, to Belo Holdings, Inc., a subsidiary of Belo, in consideration of an aggregate capital contribution of $1,000 by Belo Holdings. A. H. Belo did not register this issuance of securities under the Securities Act because it did not involve any public offering of securities.
          In connection with the distribution, Belo and Belo Holdings contributed to A.H. Belo the stock of all subsidiaries engaged in the newspaper and related businesses along with certain real estate and other assets and liabilities associated with the newspaper and related businesses to A. H. Belo. The assets and liabilities transferred to A. H. Belo will be recorded at historical cost as a reorganization of entities under common control in the first quarter of 2008. In consideration for these capital contributions, A. H. Belo issued to Belo and Belo Holdings a total of 17,603,448 shares of A. H. Belo Series A common stock and 2,848,547 shares of A. H. Belo Series B common stock. A. H. Belo did not register these issuances of securities under the Securities Act because they did not involve any public offering of securities.
Item 6. Selected Financial Data
          The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 2007. Certain amounts for the prior years have been reclassified to conform to the current year presentation. For a more complete understanding of this selected financial data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Combined Financial Statements and the Notes thereto.

	As of and for the years ended December 31,
In thousands	2007	2006	2005	2004	2003
Total net operating revenues	$738,668	$817,733	$822,344	$779,142	$763,652

Total operating expenses(a)	1,056,100	760,376	721,251	689,460	645,378

Earnings (loss) from operations	$(317,432)	$57,357	$101,093	$89,682	$118,274
Other income and expense(b)	(31,067)	(30,310)	(22,913)	(15,648)	(18,065)
Income tax (expense) benefit	1,487	(11,868)	(30,361)	(28,745)	(38,458)

Net earnings (loss)(a)(c)	$(347,012)	$15,179	$47,819	$45,289	$61,751

Total assets	$619,710	$994,815	$981,661	$963,215	$968,889
Long-term portion of notes payable to Belo Corp.(d)	$378,916	$353,893	$332,710	$306,398	$279,425

(a)	Total operating expenses for the year ended December 31, 2007 include a charge of $344,424 for the impairment of goodwill at The Press-Enterprise and The Providence Journal.

(b)	Other income and expense includes $34,834, $31,814, $23,661, $16,510, and $18,009 for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively, for interest on notes payable to Belo (see the Combined Financial Statements, Note 7 — Long-term Debt).

(c)	Net earnings in 2004 included pre-tax charges related to The Dallas Morning News circulation overstatement of $23,500 (see “Item 3. Legal Proceedings”).

(d)	Amounts represent the long-term portion of notes payable to Belo (see the Combined Financial Statements, Note 7— Long-term Debt).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following information should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 1A. Risk Factors,” “Item 6. Selected Financial Data,” “Item 7A. Quantitative and Qualitative Disclosures about Market Risks,” “Item 9A. Controls and Procedures” and the Combined Financial Statements and the Notes thereto. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Item 1A.. Risk Factors.”
          All references to earnings per share represent diluted earnings per share.
          All dollar amounts are in thousands, except per share amounts.

OVERVIEW
A. H. Belo
          On October 1, 2007, Belo Corp. (“Belo”) announced a plan to distribute its newspaper publishing business into a separate public company, A. H. Belo Corporation (“A. H. Belo” or the “Company”).
          The Board of Directors of Belo determined that separating Belo’s newspaper and other businesses from Belo’s television business was in the best interests of Belo and Belo’s shareholders. A.H. Belo believes that the company’s structure with no initial debt and other features, will give A. H. Belo the financial and operational flexibility to take advantage of opportunities in the newspaper sector and meet the changing needs of the media marketplace today and in the future. In arriving at its decision, the Board considered many factors including the effect of the Internet and other transformational technologies on consumers, advertisers, and traditional media such as newspapers and television, the consolidation of media ownership and the rapid ascent of new media businesses, the prospects for positive changes in media ownership regulation, and the competitive positions and strengths of Belo’s newspapers and television stations and the local markets they serve. Net operating revenues for A. H. Belo were approximately $738,668, $817,733, and $822,344 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. Net (loss) earnings were $(347,012), $15,179 and $47,819 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.
          On February 8, 2008, the distribution was completed and A. H. Belo and Belo entered into a separation and distribution agreement under which Belo transferred substantially all of the assets and liabilities associated with its newspaper and related businesses to A. H. Belo. The assets and liabilities transferred to A. H. Belo will be recorded at historical cost as a reorganization of entities under common control in the first quarter of 2008. The distribution was in the form of a pro-rata, tax-free dividend to Belo’s shareholders of 0.20 shares of A. H. Belo common stock for each share of Belo common stock owned at the close of business on January 25, 2008.
          A. H. Belo’s business consists of three primary daily newspapers, various niche products in the same or nearby markets, and direct mail and commercial printing businesses. A. H. Belo operates within the United States and competes against similar and other types of media on a local, regional, and national basis. A. H. Belo also operates news and information Web sites, participates in several interactive alliances, and offers a broad range of Internet-based products.
          The following table summarizes the net operating revenues for each of A. H. Belo’s three daily newspapers for the years ended December 31, 2007, 2006, and 2005:

	Year ended December 31,
	2007	2006	2005
The Dallas Morning News	$457,418	$497,887	$496,776
The Press-Enterprise	129,675	157,185	159,628
The Providence Journal	151,575	162,661	165,940

Net operating revenues	$738,668	$817,733	$822,344

          Total revenues decreased approximately 9.7 percent in 2007 when compared to 2006. Total newspaper advertising revenues were down approximately 10.9 percent in 2007 when compared to 2006. Advertising revenues associated with the Company’s Web sites increased approximately 19.5 percent in 2007 when compared to 2006. Subject to economic conditions and related advertiser responses to consumer spending patterns, the Company expects newspaper advertising revenues to decrease in 2008 but not at the levels experienced in 2007. Decreases at The Providence Journal and The Press-Enterprise are expected to be more substantial than at The Dallas Morning News.
          The Company is required to assess goodwill impairment annually at the reporting unit level using the methodology prescribed by Statement of Financial Accounting Standards (SFAS), 142 “Goodwill and Other Intangible Assets.” The goodwill impairment test initially consists of the comparison of the implied fair value of a reporting unit with its carrying value. For the Company, a reporting unit consists of the newspaper operations in each individual market. The Company performed its annual goodwill impairment testing as of December 31, 2007 and based on the results, recognized impairment charges to reduce goodwill attributable to The Providence Journal by $242,794 and The Press-Enterprise by $101,630. The impairment charges resulted primarily from a decline in the estimated fair value of the individual businesses due to lower than estimated market growth rates versus prior year estimates and projected increases in newsprint costs. The $344,424 impairment is a non-cash charge to earnings and, as such, will not affect the Company’s liquidity, cash flows from operating activities or debt covenants, or have any impact on future operations.
          A. H. Belo intends for the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies, and estimates affect its financial statements.
Basis of Presentation
          The combined financial statements in this Annual Report on Form 10-K include the accounts of Belo comprising its newspaper businesses and related assets. Operating expenses in the historical income statements reflect all of the direct expenses of the business together with allocations of certain Belo corporate expenses that have been charged to the Company based on use or other methodologies which the Company believes were appropriate for such expenses. See Combined Financial Statements, Note 1—Summary of Significant Accounting Policies. In our opinion, these assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. A. H. Belo’s and Belo’s various operating units currently share news and information content at no cost.
          The historical financial information included in this Annual Report may not reflect what A. H. Belo’s results of operations, financial position, and cash flows would have been had it been a separate public company during the periods presented or be indicative of what its results of operations, financial position, and cash flows may be in the future when it is a separate public company. A. H. Belo’s historical financial information reflects allocations for services historically provided by Belo, and the Company expects these allocated costs to be different from the actual costs A. H. Belo will incur for these services in the future as a separate public company, including with respect to actual services A. H. Belo expects will be provided by Belo under a services agreement and other inter-company agreements. In some instances, the costs incurred for these services as a separate public company may be higher than the share of total Belo expenses allocated to A. H. Belo historically. In addition, the historical financial information does not reflect the increased costs associated with being a separate public company, including expected changes in our cost structure, personnel needs, financing, and operations of our business as a result of the distribution.
RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
Combined Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

		Percentage		Percentage
Year ended December 31,	2007	Change	2006	Change	2005
Net operating revenues	$738,668	(9.7%)	$817,733	(0.6%)	$822,344
Operating costs and expenses	(1,056,100)	38.9%	(760,376)	5.4%	(721,251)

Earnings from operations	(317,432)	(653.4%)	57,357	(43.3%)	101,093
Other income (expense)	(31,067)	2.5%	(30,310)	32.3%	(22,913)

Earnings before income taxes	(348,499)	(1388.5%)	27,047	(65.4%)	78,180
Income tax (expense) benefit	1,487	(112.5%)	(11,868)	(60.9%)	(30,361)

Net earnings	$(347,012)	(2386.1%)	$15,179	(68.3%)	$47,819

Net Operating Revenues
          The table below presents the components of A. H. Belo’s net operating revenues for the last three years:

		Percentage		Percentage
Year ended December 31,	2007	Change	2006	Change	2005
Advertising	$600,335	(10.9%)	$674,140	(1.9%)	$687,140
Circulation	112,635	(3.1%)	116,265	11.0%	104,790
Other	25,698	(6.0%)	27,328	(10.1%)	30,414

Net operating revenues	$738,668	(9.7%)	$817,733	(0.6%)	$822,344
          In 2007, advertising revenues accounted for 81.3 percent of the Company’s revenues compared to 82.4 percent in 2006 and 83.6 percent in 2005. In 2007, circulation revenue accounted for 15.2 percent of total of the Company’s revenues compared to 14.2 percent in 2006 and 12.7 percent in 2005. In all three years, commercial printing made up most of the remainder of the Company’s revenues.
The table below presents the components of The Dallas Morning News net operating revenues for the last three years:

	Percentage		Percentage
Year ended December 31,	2007	Change	2006	Change	2005

Advertising	$366,516	(9.8%)	$406,514	(2.8%)	$418,066
Circulation	70,244	(0.3%)	70,445	23.9%	56,875
Other	20,658	(1.3%)	20,927	(4.2%)	21,835

Net operating revenues	$457,418	(8.1%)	$497,886	0.2%	$496,776

          Net operating revenues for The Dallas Morning News decreased by $40,468, or 8.1 percent, in the year ended December 31, 2007, as compared to the year ended December 31, 2006. Advertising revenues decreased by $39,998, or 9.8 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006. General advertising revenues decreased $17,196, or 27.0 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to decreases in the financial, telecommunications and travel categories. Classified advertising revenues decreased $14,739, or 11.2 percent, primarily due to decreases in the real estate, automotive and employment categories. Retail advertising revenue decreased $6,852, or 7.8 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to a decrease in the furniture category. Circulation revenue remained flat for the year ended December 31, 2007, compared to the year ended December 31, 2006.
          Net operating revenues for The Dallas Morning News increased by $1,110, or 0.2 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005. At The Dallas Morning News, circulation revenue increased $13,570, or 23.9 percent, in the year ended December 31, 2006, as compared with the year ended December 31, 2005, primarily due to an estimated increase of $24,555 related to a change in distribution methods from a buy-sell arrangement to a fee-for-delivery arrangement. In 2005, the Company implemented a change in arrangements with certain distributors of home delivery and single copy sales from a buy-sell arrangement to a fee-for-delivery arrangement similar to the Company’s other newspapers. Subscription revenues under buy-sell arrangements with most distributors are recorded based on the net amount received from the distributor, who then resells newspapers to contractors and subscribers, whereas subscription revenues under fee-based delivery arrangements with distributors are recorded based on the amount received from the subscriber. The operating expenses for the delivery fees paid to the distributors are recorded in distribution costs as they are incurred. Under the previous arrangements, The Dallas Morning News recorded circulation revenue based on the net payment received from distributors. Accordingly, this change increased both circulation revenues and distribution costs related to these distributors. Advertising revenues were not affected by this change. Circulation revenues attributable to the change in distribution methods are expected to continue at approximately the current level. The Dallas Morning News has experienced a decrease in circulation over the past few years, some of which resulted from decisions to reduce the distribution area of the newspaper to approximately a 100-mile radius from the center of Dallas. Efforts to improve the circulation involved a promotional campaign that included discounts of approximately $7,795 for the year ended December 31, 2006. The decreases in circulation revenue due to the discounts partially offset the increases in circulation revenue due to the change in distribution methods. The Dallas Morning News is moving to concentrate its circulation efforts on its core readership. The Dallas Morning News expects circulation and circulation revenue to fluctuate during this process. The increases in circulation revenue were partially offset by decreases in advertising revenue. Total advertising revenues decreased $11,552, or 2.8 percent, in the year ended December 31, 2006, when compared to the year ended December 31, 2005. General advertising revenues decreased $2,273, or 3.4 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily due to decreases in the automotive and telecommunications categories. Retail advertising revenue decreased $6,622, or 7.0 percent, in the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to decreases in the department stores, furniture, and general retail categories. Classified advertising revenue, including Internet revenue, decreased $7,681, or 5.5 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily due to decreases in the automotive and real estate categories, partially offset by an increase in the employment category.

          The following table presents the components of The Providence Journal net operating revenues for the last three years:

		Percentage		Percentage
Year ended December 31,	2007	Change	2006	Change	2005
Advertising	$125,874	(6.9%)	$135,189	(1.0%)	$136,503
Circulation	25,072	(5.7%)	26,601	(6.6%)	28,492
Other	629	(27.8%)	871	(7.8%)	945

Net operating revenues	$151,575	(6.8%)	$162,661	(2.0%)	$165,940

          Net operating revenues for The Providence Journal decreased by $11,086, or 6.8 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006. Advertising revenues decreased $9,315, or 6.9 percent, for the year ended December 31, 2007, compared to the year ended December 31, 2006. Classified advertising revenue decreased $4,027, or 8.1 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to decreases in the automotive, employment and real estate categories. Retail advertising revenues decreased $3,769, or 8.6 percent, due to decreases in the automotive, building and home improvement, furniture and home accessories, and gaming categories for the year ended December 31, 2007, compared to the year ended December 31, 2006. General advertising revenues decreased $1,299, or 44.2 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to decreases in the automotive and travel and transportation categories. Circulation revenue declined $1,529, or 5.7 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to lower overall circulation.
          Net operating revenues for The Providence Journal decreased $3,279, or 2.0 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005. Advertising revenues were relatively flat for the year ended December 31, 2006, compared to the year ended December 31, 2005. Retail advertising revenues decreased $2,821, or 6.0 percent, due to decreases in the automotive, furniture and home accessories, and telecommunications categories for the year ended December 31, 2006, compared to the year ended December 31, 2005. General advertising revenues decreased $1,422, or 32.6 percent, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to decreases in the automotive, travel, and pharmaceutical categories. These decreases in retail and general advertising revenues were partially offset by an increase in classified advertising revenue. Classified advertising revenue increased $1,170, or 2.4 percent, in the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to increases in the real estate and other categories partially offset by decreases in the employment and automotive categories. Circulation revenue declined $1,891, or 6.6 percent, in the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to lower overall circulation and an increase in discounts related to promotional campaigns.
          The table below presents the components of The Press-Enterprise net operating revenues for the last three years:

		Percentage		Percentage
Year ended December 31,	2007	Change	2006	Change	2005
Advertising	$107,945	(18.5%)	$132,438	(0.1%)	$132,571
Circulation	17,319	(9.9%)	19,218	(1.1%)	19,423
Other	4,411	(20.2%)	5,529	(27.6%)	7,634

Net operating revenues	$129,675	(17.5%)	$157,185	(1.5%)	$159,628

          Net operating revenues for The Press-Enterprise decreased $27,510, or 17.5 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006. Total advertising revenues decreased $24,493, or 18.5 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006. Classified advertising revenues decreased $18,122, or 28.8 percent, primarily due to decreases in the employment, real estate and automotive categories. Retail advertising revenues decreased $2,638, or 13.3 percent, primarily due to decreases in the department store, home improvement, home furnishings, grocery, and discount categories. Part-run advertising decreased $1,589, or 12.8 percent, primarily due to decreases in the furniture and home improvement categories. General advertising revenues decreased $1,289, or 11.5 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to decreases in the financial and automotive categories. Circulation revenue at The Press-Enterprise decreased $1,899, or 9.9 percent, when comparing the year ended December 31, 2007 to the year ended December 31, 2006. Commercial printing and other revenue at The Press-Enterprise declined $1,118, or 20.2 percent, for the year ended December 31, 2007, compared to the year ended December 31, 2006.
          Net operating revenues for The Press-Enterprise decreased $2,443, or 1.5 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005. Total advertising revenues were relatively flat in the year ended December 31, 2006, compared with the year ended December 31, 2005. Classified advertising revenues, including Internet revenues, increased $1,902, or 3.1 percent, primarily due to an increase in the real estate category. Preprints revenues increased $1,064, or 5.3 percent, primarily due to increases in the drug store and home furnishings categories. Offsetting these increases were decreases in retail and general advertising revenues and commercial printing revenue. Retail advertising revenues decreased $1,225, or 5.8 percent, primarily due to decreases in the department store and grocery categories. General advertising revenues decreased $2,129, or 16.0 percent, in the year ended December 31, 2006, when compared with the year ended December 31, 2005, primarily due to decreases in the telecommunications and automotive categories. Circulation revenue at The Press-Enterprise decreased $205, or 1.1 percent. Commercial printing and other revenue at The Press-Enterprise declined $2,105, or 27.6 percent, for the year ended December 31, 2006, compared to the year ended December 31, 2005.
Operating Costs and Expenses
          The Company’s operating costs and expenses increased $295,724, or 38.9 percent, in the year ended December 31, 2007, as compared to the prior year period primarily due to a non-cash charge for goodwill impairment, decreases in salaries, wages and employee benefits and a decrease in newsprint, ink and other supplies. Salaries, wages and employee benefits decreased $25,317, or 7.8 percent, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to the voluntary severance program for newsroom employees at The Dallas Morning News initiated in the third quarter 2006 which reduced headcount. In addition to the voluntary severance program, the Company recognized a reduction in estimated pension expense of approximately $8,488 primarily due to the Company’s curtailment of its defined benefit pension plan effective March 31, 2007 and an increase in the discount rate applied to future pension obligations. These decreases were partially offset by an increase in workers’ compensation expense. In the fourth quarter 2007, the Company recorded a non-cash charge for goodwill impairment of $344,424, of which $242,794 related to The Providence Journal and $101,630 related to The Press-Enterprise based on assessments performed for the year ended December 31, 2007. The Company is required to test goodwill at least annually for impairment. See Combined Financial Statements, Note 3 — Goodwill and Intangible Assets for more information.
          Newsprint, ink and other supplies decreased $30,274, or 22.8 percent, for the year ended December 31, 2007 compared to the year ended December 31, 2006, with decreases in newsprint consumption and average cost per metric ton. During 2007, The Company’s publishing operations consumed approximately 136,546 metric tons of newsprint at an average cost of $586 per metric ton. Consumption of newsprint in the previous year was approximately 166,756 metric tons at an average cost per metric ton of $631.
          The Company’s operating costs and expenses increased $39,125, or 5.4 percent, in the year ended December 31, 2006, as compared to the prior year period primarily due to increases in salaries, wages, and employee benefits and other production, distribution, and operating costs partially offset by a decrease in newsprint, ink, and other supplies. Salaries, wages, and employee benefits increased $16,257, or 5.3 percent, primarily due to severance costs, incremental share-based compensation expenses, and increased pension expense due to an announced pension curtailment. These increases were partially offset by decreases totaling $7,123 in sales commissions, estimated self-insured medical expenses, and workers’ compensation insurance costs. Other production, distribution, and operating costs increased primarily due to increased distribution costs of $16,756 and outside services costs of $21,186. The increase in distribution costs is due to approximately $19,550 in costs related to the change in distribution methods at The Dallas Morning News. A. H. Belo expects this increased level of distribution costs at The Dallas Morning News to continue. Outside services increased primarily due to increased consulting expenses primarily related to readership, sales and technology initiatives. Newsprint, ink, and other supplies decreased $9,126, or 6.4 percent, for the year ended December 31, 2006, as compared to the year ended December 31, 2005, due to the Company’s strategic decisions to limit third-party circulation and to reduce the distribution area of The Dallas Morning News and lower advertising volumes. The 17.4 percent decrease in consumption was partially offset by an increase in the average cost per metric ton of newsprint of 12.4 percent.
          Interest expense increased $3,020, or 9.5 percent, in 2007, compared to an increase of $8,153, or 34.5 percent, in 2006. This is primarily due to year-over-year increases in the balances on notes payable to Belo. Certain subsidiaries had entered into notes payable arrangements with Belo. The notes accrued interest at prime plus one percent and had various payments terms. In conjunction with the distribution, Belo contributed to the capital of A. H. Belo all inter-company indebtedness owed by A. H. Belo to Belo or assigned the notes to A. H. Belo on or prior to the Distribution Date. The contribution or assignment effectively extinguished all liabilities of A. H. Belo to Belo under such notes.
          Other income, net increased $2,263, or 150.5 percent in 2007, when compared to 2006. This is primarily due to a gain recognized on the disposal of fixed assets of $2,250. Other income, net increased $756, or 101.1 percent, in 2006, compared to 2005 primarily due to the forgiveness of a note payable from a subsidiary to Belo. The forgiveness was related to the final wind down of the Company’s trade show business.
          Income taxes decreased $13,355 or 112.5 percent, for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to lower taxable income. Income taxes decreased $18,493, or 60.9 percent, for the year ended December 31, 2006, compared with the year ended December 31, 2005, primarily due to lower taxable income and adjustments related to the implementation of the State of Texas margin tax. In May 2006, the State of Texas enacted legislation replacing its franchise tax with a new margin tax. Despite an effective date of January 1, 2008, the enactment of the Tax Reform Bill represents a change in tax law and SFAS 109, “Accounting for Income Taxes” requires that effects of the change must be reflected in the financial statements in the quarter in which the new tax is enacted. The effective tax rate for 2007, 2006, and 2005 was (0.4) percent, 43.9 percent, and 38.8 percent, respectively. The effective tax rate is higher than the statutory tax rate primarily due to state income taxes.
Critical Accounting Policies and Estimates
          A. H. Belo’s financial statements are based on the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical accounting policies currently affecting A. H. Belo’s financial position and results of operations. See the Combined Financial Statements, Note 1—Summary of Significant Accounting Policies, for additional information concerning significant accounting policies.
          Revenue Recognition. Newspaper advertising revenue is recorded, net of agency commissions, when the advertisements are published in the newspaper. Advertising revenues for Web sites are recorded, net of agency fees, ratably over the period of time the advertisement is placed on Web sites. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Subscription revenues under buy-sell arrangements with distributors are recorded based on the net amount received from the distributor, whereas subscription revenues under fee-based delivery arrangements with distributors are recorded based on the amount received from the subscriber. Commercial printing revenue is recorded when the product is shipped.
          Impairment of Property, Plant and Equipment, Goodwill and Intangible Assets. In assessing the recoverability of the Company’s property, plant and equipment, goodwill and intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record additional impairment charges for these assets.
          The Company’s intangible assets and goodwill result from its significant business acquisitions, which occurred prior to 1998. In connection with these acquisitions, the Company obtained appraisals of the significant assets purchased. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. At December 31, 2007, A. H. Belo had net investments of $307,788 in property, plant and equipment, $119,667 in goodwill, and $40,426 in intangible assets, which consist of subscriber lists.
          Prior to January 1, 2002, all of the acquired intangible assets were classified together as “goodwill and intangible assets” in the Company’s combined financial statements and were amortized over a composite life of 40 years. On January 1, 2002, upon adoption of Statement of Financial Accounting Standard (SFAS), 142 “Goodwill and Other Intangible Assets,” the Company ceased amortization of its goodwill.
          Goodwill is tested at least annually by reporting unit for impairment. For the Company, a reporting unit consists of the newspaper operations in each individual market. As a result of the assessment as of December 31, 2007, the Company incurred a non-cash charge to goodwill of approximately $344,424 in the fourth quarter of 2007 related to goodwill impairment at two of the Company’s reporting units: The Providence Journal and The Press-Enterprise. There is no tax effect related to the impairment charge, and this non-cash charge will not affect the Company’s liquidity, cash flows from operating activities, debt covenants, or have any effect on future operations. Based on the assessments performed as of December 31, 2006 and 2005, the Company did not record any impairment charges related to goodwill or intangible assets.

          The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of the carrying amount to the future net cash flows the property and equipment is expected to generate. Based on assessments performed during the years ended December 31, 2007, 2006 and 2005, the Company did not record any impairment losses related to property, plant, and equipment.
          Contingencies. A. H. Belo is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation would not have a material adverse effect on A. H. Belo’s combined financial position, liquidity, or results of operations. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.
          Share-Based Compensation. The Company records the compensation expense related to its stock options according to SFAS 123R, as adopted on January 1, 2006. The Company records the compensation expense related to its options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. The Company records the compensation expense related to its restricted stock units using the fair value as of the date of grant.
Recent Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS No. 141R will have an impact on our combined financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, that are consummated after the effective date.
          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the effects of this new standard, but currently believes that adoption will not have a material impact on our financial position or results of operations.
          In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value, and increases disclosures about estimates of fair value. SFAS 157 will be effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is evaluating the effect of the adoption of this standard.
Liquidity and Capital Resources
Operating Cash Flows
          Net cash provided by operations was $62,147, $49,497 and $91,206 in the years ended December 31, 2007, 2006, and 2005, respectively. The changes in cash flows from operations are caused primarily by changes in net earnings (loss) and normal changes in working capital requirements. The Company used net cash provided by operations to fund capital expenditures and to invest in a joint venture.
Investing Cash Flows
          Net cash flows used for investing activities were $43,002, $65,315 and $61,395 in the years ended December 31, 2007, 2006, and 2005, respectively. These cash flows are primarily attributable to capital expenditures and an investment in a joint venture.

Capital Expenditures
          Total capital expenditures were $41,117, $68,356 and $52,860 in 2007, 2006, and 2005, respectively. These were primarily for the Company’s facilities and equipment and corporate-driven technology initiatives. The Company expects to finance future capital expenditures, which are expected to total approximately $25,000 in 2008, using cash generated from operations and, when necessary, borrowings under the bank credit agreement.
          In the first quarter 2007, the Company took possession of a new distribution and collating facility for The Dallas Morning News in southern Dallas (the “South Plant”). The total cost of the South Plant land, improvements, buildings and equipment is projected to be approximately $50,000. Of the total estimated costs, approximately $48,173 has been incurred as of December 31, 2007.
          In the first quarter 2007, The Press-Enterprise moved into its new 150,000 square foot, five-story office building to centralize all news, editorial, advertising, sales and marketing, technology, production support, and administrative functions. The total cost of the project is projected to be approximately $40,000. Of the total estimated costs, approximately $35,522 has been incurred as of December 31, 2007.
Financing Cash Flows
          Net cash flows provided by (used for) financing activities were $(22,792), $14,899 and $(27,343) in the years ended December 31, 2007, 2006, and 2005, respectively. These cash flows are primarily attributable to dividends and distributions paid to Belo offset by borrowings from Belo pursuant to notes payable. The notes accrue interest at prime plus one percent and have various payment terms. In conjunction with the distribution transaction, Belo contributed to the capital of A. H. Belo all inter-company indebtedness owed by A. H. Belo to Belo or assigned the notes to A. H. Belo.
          The Company entered into a Credit Agreement dated as of February 4, 2008 with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other lenders party thereto (the “Credit Agreement”) effective as of the Distribution Date. The Credit Agreement has a five-year term that expires in February 2013. The facility provided for under the Credit Agreement may be used for working capital and other general corporate purposes, including letters of credit.
          The Credit Agreement consists of a $100 million senior unsecured five-year revolving credit facility. Revolving credit borrowings under the Credit Agreement will bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio.
          The Credit Agreement contains a number of restrictions on the Company’s business, including, but not limited to, restrictions on the Company’s (and certain of its subsidiaries’) ability to incur indebtedness; grant liens on assets; make certain restricted payments; merge, consolidate, or sell assets; engage in transactions with affiliates; enter into restrictive agreements; enter into sale-leaseback transactions; and to make certain investments. In addition, the Company is subject to a leverage ratio covenant and a fixed charge coverage ratio covenant. The Credit Agreement also contains affirmative covenants and events of default, including a cross-default to certain other debt. Failure to comply with these covenants, or the occurrence of an event of default, could result in acceleration of the Company’s debt and other financial obligations under the Credit Agreement.
          The Credit Agreement requires the Company’s material subsidiaries to guarantee the obligations of the Company under the Credit Agreement.
Contractual Obligations
          The table below summarizes the following commitments of the Company as of December 31, 2007. See also Combined Financial Statements, Note 9 — Commitments.

Nature of
Commitment	Total	2008	2009	2010	2011	2012	Thereafter
Capital expenditures and licenses	$6,568	$5,936	$632	$—	$—	$—	$—
Non-cancelable operating leases	11,895	5,081	3,459	1,957	876	514	8

Total	$18,463	$11,017	$4,091	$1,957	$876	$514	$8

Other
          A. H. Belo has various options available to meet its 2008 capital and operating commitments, including cash on hand, short term investments, a five year revolving credit facility and internally generated funds. A. H. Belo believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.

UNAUDITED PRO FORMA FINANCIAL STATEMENTS
          The unaudited pro forma financial statements of the Company presented below consist of the unaudited pro forma balance sheet as of December 31, 2007 and the unaudited pro forma statement of operations for the year ended December 31, 2007. The unaudited pro forma financial statements presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the combined financial statements, and the notes related thereto, included elsewhere in this Annual Report on Form 10-K. The unaudited pro forma financial statements have been prepared giving effect to the elimination of the notes payable to Belo and the distribution as if these transactions occurred as of December 31, 2007, for the unaudited pro forma balance sheet, and as of January 1, 2007, for the unaudited pro forma statement of operations.
          On October 1, 2007, Belo announced a plan to distribute its newspaper publishing business to its shareholders to create a separate public company. On October 1, 2007, Belo also formed a new, wholly-owned subsidiary, A. H. Belo, to serve as the holding company for its newspaper business and related businesses.
          On the Distribution Date, Belo contributed all of its subsidiaries engaged in newspaper business and related assets and liabilities to A. H. Belo. The assets and liabilities transferred to A. H. Belo were recorded at historical cost as a reorganization of entities under common control in the first quarter of 2008.
          On the Distribution Date, Belo settled or assigned intercompany indebtedness between and among Belo and its subsidiaries, including Belo’s subsidiaries engaged in the newspaper business and related assets. Belo settled accounts through contributions of such indebtedness to the capital of the debtor subsidiaries, distributions by creditor subsidiaries, and other non-cash transfers, or assigned such notes to A. H. Belo. As of the effective time of the distribution, Belo had contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by A. H. Belo and its subsidiaries and A. H. Belo assumed the indebtedness owed by Belo to the A. H. Belo subsidiaries.
          On the Distribution Date, the distribution was completed in the form of a pro-rata dividend to Belo’s shareholders shares of 0.20 A. H. Belo Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock owned as of the close of business on January 25, 2008.
          On the Distribution Date, as a consequence of the distribution, A. H. Belo became a separate public company. Belo has no further ownership interest in A. H. Belo or in any newspaper or related businesses, and A. H. Belo has no ownership interest in Belo or in any television station or related businesses. A. H. Belo’s relationship with Belo is now governed by a separation and distribution agreement and several ancillary agreements with Belo governing various relationships between A. H. Belo and Belo. A. H. Belo and Belo also co-own certain downtown Dallas, Texas, real-estate used in their respective businesses.
          Belo’s contributions to A. H. Belo’s equity will also be adjusted for transfers of certain additional assets and liabilities as of the distribution date. However, the effect of such adjustments is not expected to be material to the pro forma financial position of A. H. Belo as of December 31, 2007
          The unaudited pro forma balance sheet and unaudited pro forma statements of operations included in this Annual Report on Form 10-K have been derived from our financial statements included elsewhere in this Annual Report on Form 10-K and do not purport to represent what our financial position and results of operations actually would have been had the distribution and related transactions occurred on the dates indicated or to project our financial performance for any future period.

A. H. BELO CORPORATION
UNAUDITED PRO FORMA BALANCE SHEET
As of December 31, 2007

	A. H. Belo			A. H. Belo
(In thousands, except share and per share	Businesses	Pro Forma		Corporation
amounts)	Historical	Adjustments		Pro Forma
Current assets:
Cash and temporary cash investments	$6,874	$—		$6,874
Accounts receivable—net	90,792	—		90,792
Inventories	11,407	—		11,407
Deferred income taxes	4,744	—		4,744
Prepaids and other current assets	8,202	—		8,202

Total current assets	122,019	—		122,019
Property, plant and equipment, net	307,788	—		307,788
Intangible assets, net	40,426	—		40,426
Goodwill, net	119,667	—		119,667
Other assets	29,810	—		29,810

Total assets	$619,710	$—		$619,710

Current liabilities:
Accounts payable	$25,384	$—		$25,384
Accrued compensation and benefits	31,161	—		31,161
Accrued interest on notes payable to Belo Corp.	35,148	(35,148	)(a)	—
Other accrued expenses	3,822	—		3,822
Advance subscription payments	24,495	—		24,495
Current portion of notes payable to Belo Corp.	392	(392	)(a)	—

Total current liabilities	120,402	(35,540)		84,862
Deferred income taxes	19,189	—		19,189
Notes payable to Belo Corp.	378,916	(378,916	)(a)	—
Other liabilities	14,263	—		14,263
Shareholders’ equity:
Belo Corp.’s equity	86,940	414,456	(a)	—
		(501,584	)(b)
Preferred stock, $0.01 par value. Authorized 2,000,000 shares; none issued	—	—		—
Common stock, $0.01 par value. Authorized 125,000,000 shares:
Series A: Issued 17,603,244 shares at December 31, 2007	—	176	(b)	176
Series B: Issued 2,848,628 shares at December 31, 2007	—	28	(b)	28
Additional paid-in capital	—	501,380	(b)	501,380

Total shareholders’ equity	86,940	414,456		501,396

Total liabilities and shareholders’ equity	$619,710	$—		$619,710

          See notes to unaudited pro forma financial statements

A. H. BELO CORPORATION
UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	A. H. Belo			A. H. Belo
(In thousands, except share and per	Businesses	Pro Forma		Corporation
share amounts)	Historical	Adjustment		Pro Forma
Net operating revenues:
Advertising	$600,335	$—		$600,335
Circulation	112,635	—		112,635
Other	25,698	—		25,698

Total net operating revenues	738,668	—		738,668
Operating costs and expenses(e)
Salaries, wages and employee benefits	297,630	—		297,630
Other production, distribution and operating costs	259,231	—		259,231
Newsprint, ink and other supplies	102,501	—		102,501
Goodwill impairment	344,424			344,424
Depreciation	45,815	—		45,815
Amortization	6,499	—		6,499

Total operating costs and expenses	1,056,100	—		1,056,100

Loss from operations	(317,432)	—		(317,432)

Other income and expense
Interest expense on notes payable to Belo Corp.	(34,834)	34,834	(c)	—
Other income, net	3,767	—		3,767

Total other income and expense	(31,067)	34,834		3,767

Earnings (loss)
Earnings (loss) before income taxes	(348,499)	34,834		(313,665)
Income tax expense (benefit)	(1,487)	12,711	(d)	11,224

Net earnings (loss)	$(347,012)	$22,123		$(324,889)

Pro forma basic and diluted loss per share(f)				$(15.89)

Pro forma weighted average shares outstanding(f)				20,449

          See notes to unaudited pro forma financial statements.

A. H. BELO CORPORATION
NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS
          For further information regarding the historical financial statements of A. H. Belo, refer to the combined financial statements and the notes related thereto included in this Annual Report on Form 10-K.
          The unaudited pro forma balance sheet includes the following adjustments as of December 31, 2007:
(a)	The elimination of the notes payable to Belo and its subsidiaries and related accrued interest as a result of the contribution of such notes to the capital of A. H. Belo or assignment of the notes to A. H. Belo; and

(b)	The issuance of 17,603,244 shares of common stock of A. H. Belo Series A common stock, par value $.01, and 2,848,628 shares of A. H. Belo Series B common stock, par value $.01, at a distribution ratio of 0.20 shares of A. H. Belo common stock for each corresponding share of Belo common stock outstanding.
The accompanying pro forma statements of operations reflect the following pro forma adjustments:
(c)	The elimination of historical interest expense on the notes due to Belo as a result of the contribution of such notes to the capital of A. H. Belo or assignment to A. H. Belo of such notes;

(d)	The estimated income tax effect of entry (d) above is at the applicable statutory rates. The effective income tax rate of 36.5 percent for the year ended December 31, 2007 differs from the federal statutory rate of 35 percent due primarily to the effect of state income taxes. The year ended December 31, 2007 includes a reduction of income tax expense of $1,896 for the effect of the enactment of the Texas margin tax. See the Combined Financial Statements, Note 8—Income Taxes.

(e)	The pro forma statements of operations do not include adjustments to costs and expenses resulting from the inter-company agreements. A. H. Belo expects that the effect of these agreements on A. H. Belo’s future results would not be material.

(f)	Earnings per share information has been computed as if the shares of our common stock were issued and outstanding based on the weighted average shares of Belo common stock outstanding and the distribution ratio.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
          A. H. Belo has exposure to changes in the price of newsprint. The average price of newsprint in 2008 is expected to increase, although specific pricing increases and the timing of price variations cannot be predicted. A. H. Belo believes the newsprint environment for 2008, giving consideration to both cost and supply, to be manageable through existing relationships and sources.
          A. H. Belo entered into the Credit Agreement in February 2008. Revolving credit borrowings under the Credit Agreement bear interest at a variable interest rate. A change in future interest rates could affect the rate and amount of interest paid by A. H. Belo on any future borrowings under the Credit Agreement and could result in a change in A. H. Belo’s pretax earnings and cash flows.
Item 8. Financial Statements and Supplementary Data
          The Combined Financial Statements, together with the Report of Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K. Financial statement schedules have been omitted because the required information is contained in the Combined Financial Statements or related Notes, or because such information is not applicable.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Senior Vice President/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
          This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered independent public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Beginning with our annual report for our fiscal year ending December 31, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report by our management on our internal controls over financial reporting. This report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls are effective. Our annual report for fiscal year ending 2008 must also contain a statement that our independent auditors have issued an attestation report on the effectiveness of our internal controls.
          In connection with our spin-off from Belo on February 8, 2008, responsibility for all corporate accounting, finance and internal audit functions of our Company was transferred from personnel at Belo to our corporate personnel. The Company has created our own functions, or engaged third parties to provide these functions, to replace those previously performed by Belo. These changes, although significant, are not likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
          The persons listed below are executive officers and directors of A. H. Belo as of February 8, 2008. Our bylaws provide that the Board of Directors be divided into three classes, approximately equal in number, with staggered terms of three years so that the term of one class expires at each annual meeting. The bylaws further provide that a director will retire on the date of the next annual meeting of shareholders following his or her 68th birthday. Each of the persons identified below as a member of the Board of Directors will serve until the annual meeting set forth below. All A. H. Belo directors, other than Robert Decherd and Dealey Herndon, meet the NYSE listing standards for independence.

Name	Principal Positions and Directorships
Robert W. Decherd	Chairman of the Board, President and Chief Executive Officer(1)(2)(5)
James M. Moroney III	Executive Vice President and Publisher and Chief Executive Officer, The Dallas Morning News (6)
Donald F. (Skip) Cass, Jr.	Executive Vice President and Secretary (7)
Alison K. Engel	Senior Vice President/Chief Financial Officer and Treasurer (8)
Daniel J. Blizzard	Senior Vice President(9)
Louis E. Caldera	Director(1)(3)(10)
Douglas G. Carlston	Director(1)(4)(11)
Dealey D. Herndon	Director(1)(4)(12)
Laurence E. Hirsch	Director(1)(3)(13)
J. McDonald Williams	Director(1)(2)(14)

(1)	Member of the Board of Directors.
(2)	Class III director, current term expires at the 2011 annual meeting.
(3)	Class II director, current terms expires at the 2010 annual meeting.
(4)	Class I director, current term expires at the 2009 annual meeting.

(5)	Robert W. Decherd, age 56, served as A. H. Belo’s chairman, president, and Chief Executive Officer since December 2007 and has served as non-executive chairman of Belo Corp., the former parent company of A. H. Belo., since February 2008. During his 35-year career with Belo Corp., he held several executive positions, including: chairman and chief executive officer from January 1987 through January 2008; president from January 1985 through December 1986 and again from January 1994 through February 2007; and chief operating officer from January 1984 through December 1986. Robert has been a member of the board of directors of Kimberly-Clark Corporation since 1996, and served as that company’s lead director from 2004-2008. He serves on the Advisory Council for Harvard University’s Center for Ethics, and the Board of Visitors of the Columbia University Graduate School of Journalism. From 2002 to March 2006, he served as a member of the FCC’s Media Security and Reliability Council, which is part of President Bush’s Homeland Security initiative.

(6)	James M. Moroney, age 51, has served as executive vice president of A. H. Belo since December 2007 and continues to serve as publisher and Chief Executive Officer of The Dallas Morning News, a position he has held since June 2001. Previously, Jim held several executive positions with Belo Corp., the former parent company of A. H. Belo, including president of Belo Interactive, Inc. from its formation in May 1999 until June 2001, and executive vice president of Belo Corp. from July 1998 through December 1999, with responsibilities for finance, treasury, and investor relations. Jim presently serves on the boards of the Newspaper Association of America, Cistercian Preparatory School in Dallas and the State Fair of Texas. Jim joined A. H. Belo in December 2007.

(7)	Donald F. (Skip) Cass, Jr., age 42, has served as executive vice president and secretary of the Company since December 2007, and has responsibility for Belo Interactive Media, Business Development and Belo Technologies. Skip was executive vice president of Belo Corp., the former parent corporation of the Company, from March 2007 through January 2008, overseeing its Belo Interactive Media and business development activities. During his career with Belo Corp., Skip held several executive positions, including, also served executive vice president/Media Operations from February 2006 through February 2007, and served as senior vice president from February 2000 through January 2006, which included responsibility for corporate communications from February

2000 through January 2002, and operating responsibility for The Press-Enterprise from January 2000 to January 2006 and for Belo Corp.’s Arizona broadcast operations from January 2002 to January 2006. Skip joined A. H. Belo in December 2007.

(8)	Alison K. Engel, age 37, has been senior vice president/Chief Financial Officer and treasurer of the Company since December 2007. From 2003 through January 2008, Ali held various senior positions with Belo Corp., the former parent corporation of the Company, serving as its vice president/Corporate Controller from January 2006 through January 2008 and as its director/accounting operations and corporate controller from February 2005 to December 2005. From 2000 to 2003, Ali was the assistant controller for EXE Technologies, Inc. Ali is a certified public accountant and has more than 13 years of financial management experience at diversified multi-unit business organizations and PricewaterhouseCoopers. Ali joined A. H. Belo in December 2007.

(9)	Daniel J. Blizzard, age 49, serves as senior vice president of the Company, a position he has held since December 2007. He was vice president/Operations of Belo Corp., the former parent corporation of the Company, from January 2001 through January 2008 and also served as executive vice president/Real Estate for its subsidiary, Belo Investment Corporation, from January 2007 through January 2008. Prior, Dan served as director/procurement for The Dallas Morning News from May 1999 until 2001. He is chairman of the board of Downtown Dallas and is a board member of the City Center TIF District, Downtown Connection TIF District, and the Downtown Dallas Development Authority. Dan joined A. H. Belo in December 2007.

(10)	Louis E. Caldera, age 52 served as president of the University of New Mexico from August 2003 to February 2006, and is currently a tenured member of the University of New Mexico Law School faculty. He served as vice chancellor for university advancement at The California State University from June 2001 to June 2003. Louis was Secretary of the Army in the Clinton Administration from July 1998 until January 2001. He previously served as managing director and chief operating officer for the Corporation for National and Community Service, a federal grant-making agency, from September 1997 to June 1998. Louis serves on the boards of directors of IndyMac Bancorp, Inc. and Southwest Airlines Co. and previously served on the board of directors of Belo Corp. from July 2001 through January 2008.

(11)	Douglas G. Carlston, age 60, has served as chairman of the board of Public Radio International since June 2003, having been a member of that board since March 1997. He also serves as chief executive officer of Tawala Systems, an Internet technology company he co-founded in 2005. Previously, in 1980, Doug co-founded Brøderbund Software, one of the world’s leading publishers of productivity and educational software, and served as chief executive officer from 1981 until 1996 and as chairman of the board from 1981 until 1998. Doug currently serves on the boards of the Albanian American Enterprise Fund, and the Long Now Foundation. He is a member of the Committee on University Resources of Harvard University and the Board of Advisors of Johns Hopkins School of Advanced International Studies. Doug previously served on the board of directors of Belo Corp. from July 2007 through January 2008.

(12)	Dealey D. Herndon, age 61, is a project management consultant, with a specialty in project and construction management of large historic preservation projects. From 1995 until the business was sold in 2006, she was president and majority owner of Herndon, Stauch & Associates, an Austin-based firm that managed commercial, public, and non-profit construction projects. She remains associated with the firm, now HS&A. From January to October 2001, she served as Governor Rick Perry’s Director of Appointments. From 1991 to 1995, she was executive director of the State Preservation Board of the State of Texas and managed the comprehensive Texas Capitol Preservation and Extension Project through its completion. Dealey is a director of Belo Corp., a trustee emeritus of the National Trust for Historic Preservation, and a member of the University of Texas at Austin Development Board. In 2007, she was a member of the Brackenridge Tract Task Force for the University of Texas System.

(13)	Laurence E. Hirsch, age 62, is the chairman of Eagle Materials Inc., a construction products company, a position he has held since July 1999. He is also the chairman of Highlander Partners, L.P., a private equity firm. Larry is the former chairman and chief executive officer of Centex Corporation, one of the nation’s largest homebuilders. He was chief executive officer of Centex from July 1988 through March 2004 and chairman of the board from July 1991 through March 2004. Larry serves as chairman of the Center for European Policy Analysis in Washington, D.C.. Larry served as a director of Belo Corp., the former parent company of A. H. Belo, from August 1999 through January 2008.

(14)	J. McDonald Williams, age 66, is the former chief executive officer and chairman of Trammell Crow Company, a real estate services firm. He served as chief executive officer from 1977 through July 1994, as chairman of the board from August 1994 to May 2002, and as chairman emeritus from May 2002 until December 2006 when Trammell Crow Company merged with CB Richard Ellis. Don serves on the boards of directors of Tenet Healthcare Corporation, Abilene Christian University, the Hoblitzelle Foundation, Southern Methodist University’s Perkins School of Theology, and the Foundation for Community Empowerment. He also serves on the Dean’s Council of Harvard University’s John F. Kennedy School of Government. From April 1985 through January 2008, Don served as a director of Belo Corp., the former parent company of A. H. Belo, and served as its lead director from March 2004 through February 2008.

Robert Decherd and Dealey Herndon are brother and sister. Jim Moroney is their second cousin.
Corporate Governance
Introduction
          A. H. Belo’s Board of Directors has adopted corporate governance guidelines, approved a code of business conduct and ethics applicable to A. H. Belo directors, officers, and employees, and adopted a charter for each Board committee. Our Board will periodically review and evaluate A. H. Belo’s corporate governance policies and practices in light of the Sarbanes-Oxley Act of 2002, SEC regulations implementing this legislation, corporate governance listing standards adopted by the New York Stock Exchange (“NYSE”) and evolving best practices. The Nominating and Corporate Governance Committee reviews A. H. Belo’s corporate governance guidelines and Board committee charters annually and recommends changes to the board as appropriate. A. H. Belo’s corporate governance documents are posted on our Web site at www.ahbelo.com under “Investor Relations” and are available in print, without charge, upon written or oral request to A. H. Belo Corporation, Attn: Donald F. Cass, Jr., Secretary, P.O. Box 224866, Dallas, TX 75222-4866.
Director Independence
          To assist it in making determinations of a director’s independence, the Board has adopted independence standards, which are set forth in A. H. Belo’s corporate governance guidelines, the applicable portion of which is filed with this Form 10-K as Exhibit 99.1. These standards incorporate the director independence criteria included in the NYSE listing standards, as well as additional, more stringent criteria established by the Board. The Board has determined that the following directors are independent under these standards: Louis Caldera, Doug Carlston, Larry Hirsch, and Don Williams. Each of the Audit, Compensation, and Nominating and Corporate Governance Committees is composed entirely of independent directors. In accordance with SEC requirements, NYSE listing standards and the independence standards set forth in A. H. Belo’s corporate governance guidelines, all members of the Audit Committee meet additional independence standards applicable to audit committee members.
Meetings of the Board
          The Board held one meeting in 2007 and took action by unanimous written consent twice. Each incumbent director attended 100 percent of the meetings held by the Board and of the meetings held by all committees on which he or she served. Directors are expected to attend annual meetings of shareholders; the first Annual Meeting of Shareholders is expected to be held in May 2009.
Committees of the Board
          A. H. Belo’s Board of Directors has established several standing committees to assist in the discharge of its responsibilities. These committees are an audit committee, a compensation committee, and a nominating and corporate governance committee. Due to the size of the Board, each independent director will serve on each of the three standing committees. Effective December 2007, each of the Board’s standing committees consists of Louis Caldera, Doug Carlston, Larry Hirsch, and Don Williams, each of whom is an independent director under the NYSE listing standards and under the independence standards set forth in A. H. Belo’s corporate governance guidelines. Dealey Herndon and Robert Decherd will not serve on any of these standing committees. The Board of Directors may also establish other committees as it deems appropriate, in accordance with applicable Delaware law, NYSE regulation, the corporate governance guidelines, and the bylaws.

          Audit Committee. Louis E. Caldera chairs the Audit Committee. The Audit Committee is responsible for the appointment, compensation, and oversight of the independent auditors. The Audit Committee also represents the Board in overseeing A. H. Belo’s financial reporting processes, and, as part of this responsibility, consults with our independent auditors and with personnel from A. H. Belo’s internal audit and financial staffs with respect to corporate accounting, reporting, and internal control practices.
          The Board has determined that each member of the Audit Committee meets both the SEC and the NYSE standards for independence. In addition, the Board has determined that at least one member of the Audit Committee meets the NYSE standard of having accounting or related financial management expertise. The Board has also determined that at least one member of the Audit Committee, Louis Caldera, the chairman of the Audit Committee, meets the SEC criteria of an “audit committee financial expert.”
          Compensation Committee. Douglas G. Carlston chairs the Compensation Committee. The Compensation Committee evaluates the performance of the chief executive officer and sets his or her compensation level based on this evaluation. The Compensation Committee makes recommendations to the Board for base salaries of other executive officers and compensation for non-management directors, approves bonus levels and stock option awards for executive officers, and administers among other plans, the Company’s 2008 Incentive Compensation Plan, the A. H. Belo Savings Plan, the A. H. Belo Change in Control Severance Plan, the A. H. Belo Pension Transition Supplement Plan, and the A. H. Belo Pension Transition Supplement Restoration Plan. The Committee also has responsibility for senior executive succession planning.
          A. H. Belo did not exist prior to October 1, 2007 and therefore the compensation for the A. H. Belo named executive officers reflected herein was determined by the Belo Compensation Committee rather than the A. H. Belo Compensation Committee. To assist the Belo Compensation Committee and management in assessing and determining appropriate, competitive compensation for our executive officers, the Committee annually engages an outside compensation consultant. Hewitt was retained through February 2007 with respect to prospective 2007 executive compensation recommendations. The scope of Hewitt’s engagement was to provide ongoing recommendations regarding executive compensation consistent with Belo’s business needs, its pay philosophy, market trends and the latest legal and regulatory considerations; to provide market data as background to annual decisions regarding CEO and senior management base salary, bonus and long-term incentive amounts; to advise the Belo committee as to best practices for working effectively with management while representing shareholders’ interests; and to provide other services as the Belo Compensation Committee may request. The Belo Compensation Committee uses supplemental survey information compiled by its compensation consultant, along with other survey information, to develop recommendations for base salary, short-term cash compensation, and long-term incentive compensation for executive officers, including the chief executive officer. The Belo Compensation Committee develops these compensation recommendations with input from its compensation consultant. When considering these recommendations, the Belo Compensation Committee has full access to the compensation consultant during meetings at which compensation recommendations are considered. In February 2007, the Belo Compensation Committee engaged mercer as its compensation consultant going forward. The scope of Mercer’s engagement was to undertake a comprehensive review of Belo’s executive compensation programs, and to assist in executive compensation recommendations for year-end 2007 and for 2008. For additional information regarding the operation of the Belo Compensation Committee, including the role of consultants and management in the process of determining the amount and form of executive compensation, see the Company’s Compensation Discussion and Analysis (CD&A) below.
          Nominating and Corporate Governance Committee. J. McDonald Williams chairs the Nominating and Corporate Governance Committee and serves also as the Board’s Lead Director. The responsibilities of the Nominating and Corporate Governance Committee include the identification and recommendation of director candidates and the review of qualifications of directors for continued service on the Board. The Nominating and Corporate Governance Committee also has responsibility for shaping A. H. Belo’s corporate governance practices, including the development and periodic review of the corporate governance guidelines and the Board committee charters.
          In evaluating director nominees, the Nominating and Corporate Governance Committee considers a variety of criteria, including an individual’s character and integrity; business, professional, and personal background; skills; current employment; community service; and ability to commit sufficient time and attention to the activities of the Board. The committee considers these criteria in the context of the perceived needs of the Board as a whole and seeks to achieve a diversity of backgrounds and perspectives on the Board.

          The Nominating and Corporate Governance Committee employs a variety of methods for identifying and evaluating director nominees. The Committee reviews the size and composition of the Board as part of the annual Board evaluation process and makes recommendations to the Board as appropriate. If vacancies on the Board are anticipated, or otherwise arise, the Nominating and Corporate Governance Committee considers various potential candidates for directors. Candidates may come to the Committee’s attention through current Board members, shareholders, or other persons.
          The policy of the Nominating and Corporate Governance Committee, as set forth in A. H. Belo’s corporate governance guidelines, is to consider a shareholder’s recommendation for nominee(s) when the shareholder supplies the information required for director nominations under the advance notice provisions set forth in Article II, Section 13 of A. H. Belo’s bylaws within the time periods set forth in such section of the bylaws. Shareholders desiring to submit a nomination for director should consult A. H. Belo’s bylaws, which are available upon request, for more specific information prior to submitting a nomination. The Committee evaluates shareholder-recommended nominees based on the same criteria it uses to evaluate nominees from other sources.
          After the Nominating and Corporate Governance Committee identifies a potential candidate, there is a mutual exploration process, during which A. H. Belo seeks to learn more about a candidate’s qualifications, background, and level of interest in A. H. Belo, and the candidate has the opportunity to learn more about A. H. Belo. A candidate may meet with members of the Nominating and Corporate Governance Committee, other directors, and senior management. Based on information gathered during the course of this process, the Nominating and Corporate Governance Committee makes its recommendation to the Board. If the Board approves the recommendation, the candidate is nominated for election by A. H. Belo’s shareholders.
          The Board convenes executive sessions of non-management directors without Company management at each regularly-scheduled meeting. The Lead Director is responsible for presiding at the executive sessions of the non-management directors. In addition, the independent directors meet in executive session at least annually. Board committee chairs preside at executive sessions of their respective committees.
Communications with the Board
          The Company has a process for shareholders and other interested parties to communicate with the Board. These parties may communicate with the Board by writing c/o the corporate Secretary, P.O. Box 224866, Dallas, Texas 75222-4866. Communications intended for a specific director or directors (such as the Lead Director or non-management directors) should be addressed to his, her, or their attention c/o the corporate Secretary at this address. Communications received from shareholders are forwarded directly to Board members at, or as part of the materials mailed in advance of, the next scheduled Board meeting following receipt of the communications. The Board has authorized management, in its discretion, to forward communications on a more expedited basis if circumstances warrant or to exclude a communication if it is illegal, unduly hostile or threatening, or similarly inappropriate. Advertisements, solicitations for periodical or other subscriptions, and other similar communications generally are not forwarded to the directors.
Section 16(a) Beneficial Ownership Reporting Compliance
          Federal securities laws require that A. H. Belo’s executive officers and directors, and persons who own more than ten percent of a registered class of A. H. Belo common stock, file reports with the SEC within specified time periods disclosing their beneficial ownership of A. H. Belo common stock and any subsequent changes in beneficial ownership of A. H. Belo common stock. No Section 16 reports were required to be filed on behalf of the directors and officers in 2007. Initial reports on Form 3 for all directors and officers were required to be filed on January 22, 2008, but filed one day late due to administrative error.
Code of Business Conduct and Ethics
          A. H. Belo has a code of business conduct and ethics that applies to all directors, officers and employees, which can be found at the Company’s Web site, www.ahbelo.com. The Company will post any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on the Company’s Web site. Information on A. H. Belo’s Web site is not incorporated by reference into this Annual Report on Form 10-K.

          A shareholder can also obtain a printed copy of any of the materials referred to above by contacting the Company at the following address:
A. H. Belo Corporation
P.O. Box 224866
Dallas, Texas 75222-4866
Attn: Corporate Secretary
Telephone: (214) 977-8200
Item 11. Executive Compensation
Compensation Discussion and Analysis
          A. H. Belo did not exist prior to October 1, 2007 and therefore the 2007 compensation for the A. H. Belo named executive officers reflected herein was not determined by A. H. Belo’s Compensation Committee. Accordingly, this Compensation Discussion and Analysis describes the compensation philosophy applied by Belo to its named executive officers with respect to the fiscal year ended December 31, 2007, and the ways in which A. H. Belo anticipates its compensation philosophy will be similar to or differ from Belo in 2008. The Board of Directors and Compensation Committee of A. H. Belo are expected to review the elements of executive compensation during fiscal year 2008 and to make appropriate adjustments for the Company as it now exists.
          The named executive officers of A. H. Belo are Robert W. Decherd, James M. Moroney III, Donald F. (Skip) Cass, Jr., Alison K. Engel, and Daniel J. Blizzard. Of these named executive officers, only Mr. Decherd was a named executive officer in Belo’s 2007 proxy statement. Mr. Moroney, executive vice president of A. H. Belo and publisher of The Dallas Morning News, was a member of the Belo management committee, but was not a named executive officer in the 2007 Belo proxy statement. However, his compensation was subject to the oversight of and review by the Belo Compensation Committee. Mssrs. Cass and Blizzard and Ms. Engel did not serve on the Belo Management Committee during fiscal year 2007. As a result, the 2007 compensation of Mr. Cass, Ms. Engel and Mr. Blizzard was not subject to the direct oversight of the Belo compensation committee. Therefore, throughout this Compensation Discussion and Analysis, references to the historical 2007 executive compensation program are relevant with respect to Mr. Decherd, and the compensation elements applicable to the other individuals are described separately where appropriate.
Overview of Compensation Program
          Historically, the Compensation Committee of the Belo Board of Directors has overseen, and following the distribution the Compensation Committee of the A. H. Belo Board of Directors will oversee, A. H. Belo’s overall compensation structure, policies, and programs. The committee has the responsibility for establishing, implementing, and continually monitoring adherence to the Company’s compensation philosophy.
Compensation Objectives
          Belo adopted, and following the distribution A. H. Belo will adopt, compensation policies to achieve the following objectives:
•	establish a competitive compensation program;

•	attract and retain high-caliber executive talent in positions that most directly affect the Company’s overall performance;

•	motivate and reward executives for achievement of the Company’s financial and non-financial performance objectives;

•	encourage coordinated and sustained effort toward maximizing the Company’s value to its shareholders; and

•	align the long-term interests of executives with those of the Company’s shareholders.
Setting Executive Compensation
          To assist the Belo Compensation Committee and management in assessing and determining appropriate, competitive compensation for Belo executive officers in 2006, the committee engaged an outside compensation consultant, Hewitt Associates LLC. Mercer LLC (“Mercer”) provided consultation beginning in February

2007, and it is anticipated that Mercer will serve as both Belo’s and A. H. Belo’s Compensation Committee consultant in 2008.
Historical Setting of Executive Compensation by Belo
          Surveys and Determination of the Median. Belo used several different compensation surveys to prepare 2007 compensation recommendations for consideration by its Compensation Committee. For base salary and total target cash compensation, Belo referenced the Towers Perrin Media Industry CDB Executive Compensation Database, referred to as the Towers Perrin Media Survey. The Towers Perrin Media Survey consisted of compensation survey information from 118 companies with media operations that include newspapers, television stations, television networks, magazines, radio stations, information publishing, and Internet/online services commonly classified as media. The median annual revenue for all participants in the Towers Perrin Media Survey was $897 million. Belo does not choose the participants in the Towers Perrin Media Survey, nor did it provide to its Compensation Committee the individual names of the 118 participant companies, other than the peer group selections discussed below.
          Belo identified 27 companies within the Towers Perrin Media Survey that shared with Belo similar characteristics in terms of focus on media operations (i.e., newspaper, television stations, and Internet operations). Survey data from this group of peer companies, referred to as the Towers Perrin Peer Group, provided Belo with supplemental information for both base salary and total target cash compensation for the executive officers. The companies included in the Towers Perrin Peer Group, the median annual revenue of which was $5.3 billion, were:

▪ Advance Publications	▪ Albritton Communications	▪ American Broadcasting Companies, Inc.
▪ Capitol Broadcasting	▪ CBS Corporation	▪ Cox Enterprises
▪ Dow Jones & Company, Inc.	▪ The E. W. Scripps Company	▪ Fisher Communications
▪ Fox Broadcasting	▪ Freedom Communications	▪ Gannett Co., Inc.
▪ Hearst-Argyle Television, Inc.	▪ The Hearst Corporation	▪ Landmark Communications
▪ The McClatchy Company	▪ McGraw-Hill Companies Inc.	▪ Media General, Inc.
▪ Meredith Corporation	▪ NBC Universal, Inc.	▪ The New York Times Company
▪ Seattle Times	▪ Tribune Company	▪ Turner Broadcasting
▪ Viacom Inc.	▪ The Washington Post Company	▪ Yahoo!
          For December 2006 and February 2007 long-term incentive compensation recommendations, Belo referenced the Towers Perrin CDB Executive Compensation Database for General Industry participants, referred to as the Towers Perrin General Survey. The Towers Perrin General Survey is a database of approximately 820 companies that participate in Towers Perrin’s compensation survey, with 113 companies that have revenues in the $1 billion to $3 billion range. Of these 113 companies, the median revenue for which was $1.9 billion, 86 companies submitted long-term incentive compensation data. Belo does not choose the participants in the Towers Perrin General Survey, nor does Towers Perrin disclose to Belo the names of the companies that comprise the subsets. The Belo compensation committee found that the larger sample pool of similarly-sized companies in the subset provided a better source of long-term incentive data than was available by limiting such information strictly to the Towers Perrin Peer Group because of the widely varying compensation practices in the media industry. Long-term incentive grant practices in the media industry have undergone change in the past several years that is, in part, a result in the shift in advertising dollars away from newspapers and the consolidation of advertising providers throughout the industry. The Belo compensation committee believes that a larger population of survey respondents from across industries provided a more reliable basis for recommending long-term compensation, and that assessing long-term incentive grant practices from a broader group provided more stability to its long-term incentive compensation analysis. Belo did not observe the same volatility in base salary and annual incentive compensation practices from the results of the Towers Perrin Media Survey. Representative industries included in the Towers Perrin General Survey included aerospace/defense; automotive and transportation; chemicals; computers, hardware, software and services; consumer products; electronics and scientific equipment; food and beverage; metals and mining; oil and gas; pharmaceuticals; and telecommunications.
          In addition, during 2007, Belo’s compensation consultant provided Belo with a supplemental summary of compensation information from a select group of public media companies’ proxy filings, referred to as the Proxy Study, that provided total compensation information for their executive officers from Belo’s peer companies. The Belo Compensation Committee considers the companies in the Proxy Study to be similarly situated peer media companies with operational characteristics similar to Belo. The Belo Compensation Committee uses the Proxy Study as a retrospective comparison of the average and 50th percentile compensation levels for similar industry executive officer positions. The companies included in the Proxy Study were:

▪ Dow Jones & Company, Inc.	▪ The E. W. Scripps Company	▪ Gannett Co., Inc.
▪ Hearst-Argyle Television, Inc.	▪ Lee Enterprises, Inc.	▪ The McClatchy Company
▪ Media General, Inc.	▪ Meredith Corporation	▪ The New York Times Company
▪ Tribune Company	▪ The Washington Post Company
          Process and Role of Management. Belo used each of these referenced surveys in the manner described to develop recommendations for base salary, annual cash incentive compensation, and long-term incentive compensation for its executive officers, including its chief executive officer. These median-level recommendations, which were developed with input from the Belo Compensation Committee’s then-current compensation consultant, were presented by Marian Spitzberg, Belo’s senior vice president/Human Resources, to Belo’s Chief Executive Officer, Robert Decherd. Robert and Marian adjusted these recommendations after taking into account each individual executive officer’s recent performance, as well as his or her experience, level of responsibility, and contributions to Belo’s long-term goals during the current year. The Belo compensation recommendations, together with the compensation histories and the percentile rankings for base salary and total cash compensation of Belo’s named executive officers relative to the Towers Perrin Peer Group, were then presented to the Belo Compensation Committee, which had full access to its compensation consultant, Robert Decherd, Marian Spitzberg, and the Belo human resources staff who were involved in the formulation of recommendations. After consideration of the recommendations and adequate opportunity to address specific questions and concerns, the Belo Compensation Committee made final compensation recommendations for the Belo named executive officers, excluding Belo’s chief executive officer, to the non-management members of Belo’s Board of Directors for their approval. In its deliberations, the Belo board considered Belo’s compensation objectives and philosophy in light of the recommendations. Based on its review and analysis, the non-management members of Belo’s Board approved the final compensation to be awarded to each named executive officer, with the exception of Belo’s chief executive officer. The Belo committee evaluated and determined Belo’s chief executive officer’s compensation after following the same process. In this regard, the compensation committee reviewed and received the same peer group information, except that market data for chief executive officer compensation was provided to Belo’s Compensation Committee without any specific compensation recommendation.
          Timing of Decisions. Historically, the Belo Compensation Committee has had three regularly-scheduled meetings each year in or around February, July, and December. The committee usually also has special meetings by telephone or in person periodically as necessary to address compensation issues that may arise from time to time. With respect to 2007 compensation for Belo executive officers, the Belo Compensation Committee held the following meetings to review, discuss, and set or recommend compensation levels:

November 2006	Set 2007 financial performance targets; reviewed recommendations for 2007 base salaries, individual cash incentive opportunities and performance-related restricted stock unit awards

December 2006	Determined or recommended, as applicable, 2007 base salaries

Determined or recommended 2007, as applicable, individual cash incentive opportunities

Granted 2007 performance-related restricted stock unit and stock option awards

February 2007	Established a maximum incentive award pool to ensure tax deductibility under section 162(m) of the Code

July 2007	Reviewed and discussed compensation issues, policies, and trends

December 2007	Considered and approved preliminarily 2007 cash incentive bonuses and time-based restricted stock unit awards based on estimated 2007 financial performance

February 2008	Certified 2007 financial performance relative to 2007 cash incentive bonuses and restricted stock unit awards, including the number of performance-related restricted stock units earned in respect of 2007 performance
Setting of A. H. Belo Executive Compensation Going Forward
          A. H. Belo’s named executive officers’ 2008 compensation was initially set by Belo in December 2007. Thereafter, the A. H. Belo Compensation Committee will oversee executive compensation at A. H. Belo and the committee may or may not continue to take an approach similar to that described above in setting compensation for its executive officers. The Company anticipates using, either directly or through A. H. Belo’s Compensation Committee compensation consultant, several methods to compare our executive compensation practices to those of other comparable newspaper companies. These include: using publicly available market surveys to match the roles of our named executive officers to roles in the surveys; conducting total compensation studies; and conducting an analysis of our named executive officers’ compensation for use in establishing levels for overall long-term incentive awards and setting compensation for the named executive officers. The Company expects to evaluate the base salary, annual cash incentive awards, and long-term incentives provided to the named executive officers of peer newspaper and media companies. The Company expects to extract this data from publicly available sources with assistance from our compensation consultant.
Elements of 2007 Executive Compensation
          Historical Belo Elements of Compensation. For the fiscal year ended December 31, 2007, the principal elements of compensation for Belo’s named executive officers were:
•	base salary;

•	annual cash incentive opportunity;

•	long-term equity incentive compensation; and

•	retirement and other benefits.
          The structure of Belo’s executive compensation program is set forth in the Belo Corp. 2004 Executive Compensation Plan, as amended, which was approved by Belo’s shareholders and administered by the Belo Compensation Committee. The Company refers to the Executive Compensation Plan as the ECP. The Belo ECP provides for two elements of compensation: short-term cash incentives (performance bonus), and long-term equity-based compensation. Awards under the ECP are supplemental to an ECP participant’s base salary.
          Officers of Belo and its subsidiaries, including Belo’s chief executive officer and its other executive officers, are eligible to participate in the ECP. Additional ECP participants are selected by the Belo Compensation Committee based on management’s evaluation of an individual’s ability to affect significantly Belo’s profitability.
          Elements of A. H. Belo Executive Compensation Going Forward. Following the distribution, A. H. Belo expects to use a combination of compensation elements similar to those used historically by Belo as further described below.
          Base Salary—Historical. Base salaries for Belo executive officers are reviewed annually. In determining base salaries for 2007, Belo gathered base salary data from the Towers Perrin Media Survey and the Towers Perrin Peer Group for compensation comparisons. The data provided by these two surveys includes certain statistical factors that make it possible to predict the median (50th percentile data) for both base salary and total target cash compensation.
          Belo uses this survey data, as applicable to each Belo executive officer, to prepare estimates of median pay for base salary and total target cash compensation for each executive officer, including its chief executive officer. Because the survey data provided to Belo by Towers Perrin and its compensation consultant each year generally relates to the prior year, and current year information is not yet available, the compensation survey data was “aged” by 3 percent to take into account Belo’s general merit increase guideline that factors in consumer price index and inflation. Recommendations above the median may be made when warranted on account of an individual executive’s outstanding performance, promotion, or retention concerns. Recommendations below the median may also be made when warranted.
          As discussed above, the Belo compensation committee reviewed the base salary recommendations for 2007 and made final recommendations to the Belo board, except with respect to Belo’s chief executive officer, for which the compensation committee has final approval. For 2007, base salaries for the A. H. Belo named executive officers were compared to market data for similarly situated officers included in the survey data and in each case, their base salaries set forth in the Summary Compensation Table fell within an acceptable range of the estimated median as follows: Robert Decherd — 92 percent of the median; Jim Moroney — 103 percent of the median; Skip Cass — 91 percent of the median; Ali Engel — 79 percent of the median; and Dan Blizzard — 103 percent of the median.

          Base Salary—Going Forward. The 2008 base salaries for the A. H. Belo named executive officers were initially set by Belo in December 2007 and were ratified by the A. H. Belo Compensation Committee in January 2008. Median market information for the A. H. Belo named executive officers was provided by Mercer for consideration by the Compensation Committee. This market information was based on analyses of data from the Towers Perrin Media Survey for 2007 and available proxy data of other peer media companies. The 2008 base salaries for the A. H. Belo named executive officers were set as follows: Jim Moroney — $550,000; Skip Cass — $465,000; Ali Engel — $250,000; and Dan Blizzard — $240,000. Robert Decherd’s base salary was initially set at $800,000; however, in February 2008, Robert Decherd voluntarily took a reduction in his 2008 base salary, which the A. H. Belo Compensation Committee approved in March 2008. Robert’s base salary is now set at $250,000 which is significantly below the market median. Jim Moroney’s base salary is approximately 4 percent above the median, while Ms. Engel’s base salary is materially below the market median for her position but represents a significant increase over her 2007 base salary in light of her recent promotion to chief financial officer of A. H. Belo. Relevant market data was not available for Mr. Cass’ and Mr. Blizzard’s positions, and the committee considered their experience and responsibilities along with their relative positions within the organization and retention needs. Following the distribution, the A. H. Belo Compensation Committee will review, determine, and adjust the base salaries of our named executive officers annually.
          Annual Cash Incentive Opportunity—Historical. Consistent with Belo’s objective of motivating and rewarding executives for achievement of Belo’s financial and non-financial performance objectives, each Belo executive officer is eligible to receive annual cash incentive compensation based on financial performance objectives established in the annual financial plan (the “Financial Plan”), approved by Belo’s Board of Directors at the beginning of each year. The performance goals are communicated to Belo executive officers at the beginning of each year. The financial performance objectives vary from year to year and reflect the cyclical nature of Belo’s businesses due to fluctuating advertising demand, for example, relating to election years, the Olympics, and other U.S. sports events, in addition to taking into consideration industry factors that include decreases in newspaper circulation, significant changes in demand for print classified advertising, changes in media use habits by consumers and advertisers, and other competitive conditions, including recruiting and retaining talent.
          The Belo Compensation Committee establishes an annual performance-based incentive pool for each senior executive, as permitted by the ECP and in compliance with the performance-based compensation exemption under section 162(m) of the Internal Revenue Code of 1986, as amended, referred to as the Code. This performance pool (3 percent of Belo’s consolidated net income for Robert Decherd) provides a maximum for the award of cash and certain equity incentives under the ECP, described below, and is designed to allow for tax deductibility of the compensation awarded within the pool. Because they were not named executive officers of Belo for 2007, Messrs. Moroney, Cass, and Blizzard and Ms. Engel were not subject to a section 162(m) incentive pool for purposes of 2007 incentive compensation awards. As described below, they were Belo ECP participants in 2007. Based upon Belo’s 2007 financial performance, cash bonuses were awarded to Belo senior executives by first considering the amounts that would have been paid to the senior executives under the method described below for calculating bonuses for other ECP participants.
          Under the ECP, the Belo Compensation Committee establishes a target bonus opportunity expressed as a percentage of base salary based on competitive market information using the Towers Perrin Media Survey. The Belo Compensation Committee targets the median, or 50th percentile, of the Towers Perrin Media Survey and the Towers Perrin Peer Group for annual cash incentives. The target bonus opportunity for 2007 for Robert Decherd was set by the Belo Compensation Committee at 90 percent. The other A. H. Belo named executive officers in the Summary Compensation Table had 2007 target bonus opportunities set as follows: Jim Moroney, 65 percent; Skip Cass, 50 percent; Ali Engel, 30 percent; and Dan Blizzard, 30 percent. Target bonus opportunities for 2008 (relating to Belo performance) for each of the A. H. Belo named executive officers are shown in the “Grants of Plan-Based Awards in 2007” table in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column.
          The target bonus of 90 percent of base salary for Robert Decherd for 2007 was below the median target bonus of 100 percent as indicated by the Towers Perrin Media Survey. Jim Moroney’s target bonus of 65 percent of base salary was greater than the survey indicated median of 50 percent for newspaper chief executives; however, the Belo compensation committee believed this greater target bonus opportunity was appropriate after considering his responsibilities associated with serving on the Management Committee of Belo and his length and breadth of experience with the company. The committee did not consider the market median target bonus percentages for Messrs. Cass and Blizzard and Ms. Engel for 2007 individually, but rather considered their compensation packages as a whole, including total target cash compensation, as part of the entire ECP group, which was approved as a whole at the Belo Compensation Committee’s December 2006 meeting.
          Actual bonus amounts earned by ECP participants may range from zero to a maximum bonus of 200 percent of the target bonus opportunity established by the Belo Compensation Committee, depending on the level of achievement of Financial Plan target. For 2007, the Belo Compensation Committee approved financial performance ranges for Belo’s named executive officers based on Belo’s Financial Plan, as shown in the table below. Bonus payout for performance between points is prorated.

		Opportunity Payout
Performance Level	2007 EPS Goals	Based on Achievement
Maximum	$1.06	200 percent
Target	$0.97	100 percent
Threshold	$0.82	10 percent
Below Threshold	Less than $0.82	0 percent
          The above EPS goals were applicable for Robert Decherd, Ali Engel, Skip Cass, and Dan Blizzard for 2007. Non-equity incentive awards for Mr. Moroney were based upon attainment of certain financial goals set for The Dallas Morning News rather than Belo’s EPS. Belo believes that linking bonus opportunity directly to financial performance, with an opportunity to earn a 200 percent payout of target bonus amount if maximum performance is achieved, provides participants with significant motivation to achieve the company’s financial objectives.
          Actual EPS of ($2.57) for the year ended December 31, 2007 was adjusted at Belo’s Compensation Committee’s discretion. The primary adjustments included the elimination of the effect of expenses related to the spin-off of A. H. Belo and non-cash charges related to goodwill impairment. Negative adjustments to reported EPS included share-based compensation expense and variances related to changes in newsprint prices. The adjusted EPS of $0.97, which was approved by the Belo Compensation Committee, was then compared to the EPS target of $0.97 and an achievement of 100 percent of target resulted. Financial results for The Dallas Morning News resulted in Jim Moroney receiving 78.7% of his target bonus for 2007.
          A proposed cash bonus under the ECP formula was then calculated for each Belo named executive officer by applying this achievement percentage to each individual’s target bonus opportunity. For example, in 2007, Robert Decherd’s base salary of $985,000 and target bonus percentage of 90 percent would qualify him for a 100 percent target bonus payout of $886,500. The target-level incentive payments paid by Belo to the A. H. Belo named executive officers are quantified in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
          The Belo Compensation Committee then also assessed the performance and the substantial roles of each of its executive officers with respect to the spin-off transaction, which was not contemplated when the financial goals were established. In recognition of their extraordinary effort and commitment in the successful planning, execution and implementation of the complex details of the spin-off transaction while at the same time continuing to guide, manage and operate Belo in a rapidly evolving and challenging operating environment, the Belo Compensation Committee also approved special cash bonus awards for the named executive officers. As such, the Belo Compensation Committee recommended special cash bonus awards for 2007 of $2,113,500 for Robert Decherd, which was subject to the successful completion of the distribution, and $130,000 for Jim Moroney, $78,800 for Skip Cass, $41,300 for Ali Engel, and $21,800 for Dan Blizzard. The cash awards to the named executive officers in excess of the ECP formula are reported in the “Bonus” column of the Summary Compensation Table.
          Annual Cash Incentive Opportunity—Going Forward. In connection with the distribution, A. H. Belo adopted an Incentive Compensation Plan (ICP) that is generally similar to that of Belo’s ECP. The A. H. Belo ICP provides for an annual cash incentive opportunity that will be based on a target bonus expressed as a percentage of a named executive officer’s annual base salary. The 2008 target bonus opportunities, expressed as a percentage of base salary, for each of A. H. Belo’s named executive officers other than Robert Decherd were set as follows: Jim Moroney — 70 percent; Skip Cass — 60 percent; Ali Engel — 50 percent; and Dan Blizzard — 40 percent. These A. H. Belo named executive officers’ target bonus opportunities do not materially vary from the median range of market data, except that relevant market data was not available for Mr. Cass’ or Mr. Blizzard’s positions and the committee considered each executive’s experience and responsibilities along with his relative position within the organization and retention needs. In determining the appropriate target bonus percentage for each A. H. Belo named executive officer, the Belo Compensation Committee used Mercer estimates of the market median. A. H. Belo has determined that the following financial performance measures will be used to measure 2008 achievements under the ICP: (revenue; interactive revenue; expenses and earnings before interest, taxes, depreciation and amortization). The cash incentive opportunity for James M. Moroney III, executive vice president and Publisher and Chief Executive Officer of The Dallas Morning News, will be based in part on the performance of The Dallas Morning News and in part on the consolidated performance of A. H. Belo.
          On March 25, 2008, the Compensation Committee ratified the recommendation of its Board of Directors to change the compensation structure of Robert Decherd. Mr. Decherd’s new compensation package will be cash-based and performance-oriented, with an annual target bonus opportunity based on the same four measures of A. H. Belo financial performance. If all target levels are achieved, Mr. Decherd will receive a cash bonus of four times his annual base salary. If maximum performance levels are achieved, Mr. Decherd will receive a cash bonus of seven times his annual base salary. The minimum threshold for any cash incentive payment will be at 85 percent of the revenue target and 60 percent of target with respect to each of the other three measures of financial performance. Mr. Decherd’s actual bonus, if any, will be determined by extrapolating between the minimum and target, or between target and maximum, based on actual levels of performance. Mr. Decherd will not receive any additional long-term incentive compensation with respect to 2008 compensation. Each year, the Compensation Committee will determine target and maximum multiples, the performance measures, and the weighting to be given to each performance measure.
          Long-Term Equity Incentive Compensation—Historical. Belo awards long-term equity incentive grants, or LTI compensation, to executive officers as part of its overall compensation package. These awards are designed to offer competitive compensation that encourages the retention and motivation of key executives, and rewards them based upon market-driven results. The ECP provides the Belo Compensation Committee with discretion to require performance-based standards to be met before awards vest. Generally, the Belo Compensation Committee determines each executive officer’s intended LTI compensation value, then determines the allocation of the LTI compensation award among three types of equity instruments available under the ECP: stock options, time-based RSUs, referred to as TBRSUs, and performance-related RSUs, referred to as PBRSUs. Belo’s LTI equity awards described below are designed to meet its compensation objectives in three ways. First, stock options encourage and reward strong stock price performance, thus aligning the executive’s interests with those of shareholders. Second, PBRSUs reward the achievement of Belo’s cumulative annual financial performance goals. Finally, TBRSUs encourage executives to remain with the Company and to focus on its long-term success. Since the ultimate value of the LTI compensation awards depends upon the performance of Belo common stock, the interests of the Belo executive officers are aligned with the financial interests of Belo’s shareholders.
          Stock Option Awards—Historical. No stock option awards were made to A. H. Belo’s named executive officers during 2007. Generally, stock option awards are granted for shares of Belo Series B common stock at an exercise price equal to the closing market price of Belo’s Series A common stock on the date of grant. The option awards vest 40 percent on the first anniversary of the date of grant, an additional 30 percent on the second anniversary, and the remaining 30 percent on the third anniversary of the date of grant. All options expire on the tenth anniversary of the date of grant. The amounts in the Summary Compensation Table, under the column “Option Awards,” include the accounting expense recognized in 2007 by Belo in accordance with FAS 123R for prior year option grants to the named executive officers. See also the “Option Exercises and Stock Vested in 2007” table for the amounts realized by the executive officers from option exercises in 2007.
          Time-Based Restricted Stock Unit Awards—Historical. TBRSUs awarded to ECP participants, including Belo executive officers, are based on continued employment with Belo and vest at the end of a three-year period. The Belo Compensation Committee believes that the three-year cliff vesting feature of the TBRSUs optimizes their retention effect, and because the ultimate value of the award depends on Belo’s stock price, aligns the recipient’s interest with the maximization of shareholder value. TBRSU awards made to Belo executive officers are granted out of a performance incentive pool amount set for each executive, as discussed previously. These awards are generally made in February following the year of grant when Belo’s financial performance for the prior fiscal year can be determined, the incentive pool amount established, and individual performance considerations assessed. However, this past year TBRSU awards were made in December rather than February, in light of the spin-off transaction.
          Performance-Related Restricted Stock Units—Historical. PBRSUs may be awarded to Belo ECP participants, including Belo executive officers. These awards are earned based upon the same performance criteria, financial performance achievement levels, and payout levels established annually for short-term cash incentives. When the actual number of PBRSUs earned is determined following the close of the fiscal year, the PBRSUs vest at a rate of 33-1/3 percent per year over a three-year period.
          December 2006 Grants. In December 2006, the Belo Compensation Committee made certain LTI compensation grants in the form of PBRSUs to be earned based on 2007 financial performance. The actual amount of the award earned was determined in February 2008 when 2007 financial performance was determined. The Belo Compensation Committee generally strives to set LTI compensation levels near the median of the Towers Perrin General Survey. That survey data is presented in terms of a multiple of an ECP participant’s (including executive officers’) base salary. The resulting LTI compensation recommendations at the median level for Belo executive officers other than Robert were then provided to Robert and Marian Spitzberg for their review and consideration. Based on their review of the information available for each of the executive officers, and after consideration of retention and succession planning issues and the performance and potential of each individual, an LTI compensation recommendation for each executive officer was prepared for the Belo Compensation Committee’s review and approval. These recommendations were at or only slightly below the median for each of the named executive officers, with the exception of Ms. Engel, whose LTI award was slightly less than double the estimated median. Ms. Engel received this award based on the committee’s assessment of her contributions to the operations of the Belo and potential for future contributions, along with a recognition of the need to provide substantive reward for long-term retention. Hewitt, the Belo Compensation Committee’s then-current compensation consultant, determined that 2007 survey data for Robert Decherd’s long-term compensation had perceived limitations because the survey-indicated median levels appeared to deviate substantially from historical market trends, and would have resulted in an award recommendation significantly above prior year percentage increases. As a result, the LTI compensation level for Robert indicated in December 2006 was provided to the Belo Compensation Committee without any recommended upward adjustment from his award level for the previous year, which was approximately at the median level at the time of the award in December 2005.
          The Belo Compensation Committee determined that one-half of the median-level LTI compensation would be awarded in the form of PBRSUs for its named executive officers, except Robert Decherd, as follows: Jim Moroney — 24,140 units; Skip Cass — 19,070 units; Ali Engel — 3,180 units; and Dan Blizzard — 2,380 units. These target level awards were subject to 2007 financial performance criteria as established by the Belo Compensation Committee. The remaining one-half of the recommended LTI compensation was reserved for awards of TBRSUs. Skip Cass, Ali Engel, and Dan Blizzard received these TBRSUs in December 2006, while awards of TBRSUs for Robert Decherd and Jim Moroney were made in February 2007 in recognition of final 2006 performance, as discussed below. Robert Decherd’s LTI compensation, which was equivalent to the previous year’s market median, was divided into thirds: 157,320 options awarded for 2006 financial performance, 52,440 PBRSUs to be earned in 2007, and the remaining one third in the form of TBRSUs awarded in February 2007, also in recognition of final 2006 performance. See discussion of February 2007 TBRSU Grants below.
          February 2007 TBRSU Grants. In February 2007, the Belo Compensation Committee made LTI compensation awards in the form of TBRSUs based on Belo 2006 financial performance using LTI recommendations for grants previously approved by the Belo Compensation Committee in December 2006 for Robert Decherd and Jim Moroney. The grant date fair value of these awards is reported under the column “Grant Date Fair Value of Stock and Option Awards” in the “Grants of Plan-Based Awards in 2007 Table.” Additionally, the amounts in the Summary Compensation Table, under the column “Stock Awards,” include the accounting expense recognized in 2007 by Belo in accordance with FAS123R for these awards to A. H. Belo named executive officers.
          December 2007 Grants. In December 2007, in light of the impending spin-off transaction, the Belo compensation committee made LTI compensation awards to the executive officers and to certain other officers of Belo, including those who would become executive officers of A. H. Belo. To emphasize the importance of retaining these executives in the smaller post-spin companies in a changing business environment, and to encourage focus on Belo’s business goals during the transition period following the spin-off, the Belo Compensation Committee determined that the December 2007 LTI compensation awards would be made in the form of TBRSUs. Because a large portion of the ultimate value of the LTI compensation awards depends upon the performance of Belo common stock, the interests of the executive officers are aligned with the financial interests of Belo’s shareholders. A portion of the ultimate value of LTI awards will also depend upon the stock price of A. H. Belo to the extent awards were subject to the distribution of A. H. Belo common stock at the time of the spin-off.
          The Belo Compensation Committee made recommendations for LTI compensation levels in December 2007 through the matching of the positions of Belo’s executives with data for similar positions in companies the size of Belo prior to the spin-off. The data for the named executives was obtained primarily from the Proxy Study and in consultation with Mercer for positions not specifically identified in the Proxy Study, particularly for Messrs. Cass and Blizzard. Recommendations for the December 2007 LTI awards were presented to the Belo Compensation Committee for each of the named executives that were between the median and 75th percentile as indicated by market data, except for Ms. Engel and Mr. Blizzard. LTI recommendations for Ms. Engel and Mr. Blizzard were made at levels that exceeded the 75th percentile.
          In December 2007, awards of Belo TBRSUs were made to the A. H. Belo named executive officers as follows: Robert Decherd — 157,640 units; Jim Moroney — 57,160 units; Skip Cass — 45,130 units; Ali Engel — 18,050 units; and Dan Blizzard — 12,030 units. These awards were valued at the closing market price of Belo common stock on the date of the award, or $16.62 per unit. The awards are intended to recognize, reward, and retain executive talent during and following the distribution. With the exception of Mr. Decherd, whose award is equivalent to the recommended market median, each of the other named executive officer long-term incentive compensation awards materially exceeds the market median. The awards for Mr. Moroney and Mr. Cass fall in a range that is less than the 75th percentile of the market-based survey and were determined to be warranted in light of the Company’s retention needs prior to and after the distribution. The awards for Ms. Engel and Mr. Blizzard are both in excess of the 75th percentile of the survey, however, the committee believes the awards are appropriate especially in light of Ms. Engel’s below-market median base salary and Mr. Blizzard’s overall contributions to the Company, as well as retention requirements.
          The grant date fair value of these TBRSU awards for each of the A. H. Belo named executive officers are reported under the column “Grant Date Fair Value of Stock and Option Awards” in the “Grants of Plan-Based Awards in 2007” table. Belo did not make any grants of PBRSUs to its named executive officers during 2007 in respect of 2008 financial performance in light of the spin-off transaction.
          February 2008 Grants. In February 2008, Belo assessed the December 2006 target grant of PBRSUs against 2007 financial performance, and PBRSUs were paid to A. H. Belo’s named executive officers at 100 percent of target, except for Jim Moroney, who earned 78.7% of his target award. The amounts in the Summary Compensation Table, under the column “Stock Awards,” include the accounting expense recognized by Belo in 2007 in accordance with FAS 123R for PBRSU awards to the named executive officers.
          Long-Term Incentive Compensation—Going Forward. Our named executive officers will be entitled to receive long-term equity awards from time to time as determined by the A. H. Belo Compensation Committee under the A. H. Belo ICP commensurate with their respective post-distribution positions of responsibility. The Company anticipates that long-term incentive awards under the A. H. Belo ICP may consist of stock options, TBRSUs, PBRSUs, or other awards permitted under the plan. In March 2008, the Compensation Committee approved a 2008 compensation package for the chief executive officer, Robert Decherd, that included no additional LTI awards with respect to 2008 compensation.
          Stock Option Awards—Going Forward. The Company has not determined if and when in 2008 there will be grants of stock option awards for A. H. Belo common stock. If the A. H. Belo Compensation Committee determines that stock option awards are appropriate, then they would likely be granted for shares of A. H. Belo Series B common stock at an exercise price equal to the closing market price of A. H. Belo’s Series A common stock on the date of grant. Under the new A. H. Belo ICP, vesting and expiration is similar to that under the Belo ECP.
          Time-Based Restricted Stock Unit Awards—Going Forward. The Company may grant TBRSU awards to our named executive officers for A. H. Belo common stock. If the A. H. Belo Compensation Committee determines that TBRSU awards are appropriate, then they would most likely be granted under terms and conditions similar to those described above for Belo under A. H. Belo’s ICP.
          Performance-Related Restricted Stock Unit Awards—Going Forward. The Company may grant PBRSU awards to our named executive officers for A. H. Belo common stock. If the A. H. Belo Compensation Committee determines that PBRSU awards are appropriate, then they would most likely be granted under terms and conditions similar to those described above for Belo under A. H. Belo’s ICP.
          Retirement Benefits—Historical. Through March 31, 2007, Belo offered pension benefits to certain employees through its tax qualified Pension Plan. Effective March 31, 2007, the Pension Plan was frozen and all affected employees were provided with transition benefits, including the granting of five years of additional credited service. In addition, Belo maintained the Belo Supplemental Executive Retirement Plan, or SERP, for key executives, approved by the Belo Compensation Committee, Belo’s SERP is an account-balance plan, and does not guarantee a specific benefit amount to participants. The primary purpose of the SERP was to provide retirement benefits to key executives that were intended to restore retirement benefits restricted by IRS limits on qualified plans, such as the Pension Plan and the Belo Savings Plan (401(k) Plan) in which our executive officers also participate. Through 2007, Belo made annual contributions to the SERP on behalf of each of its executive officers who were also participants in the SERP; however, effective January 1, 2008, Belo suspended contributions to the SERP and authorized the distribution of all SERP benefits to participants, including Robert Decherd, Jim Moroney, and Skip Cass, in a lump-sum payment made in January 2008. Ms. Engel and Mr. Blizzard were not Belo SERP participants. For additional discussion of the Pension Plan and the SERP, see “Post-Employment Benefits—Pension Plan” and “Non-Qualified Deferred Compensation—Supplemental Executive Retirement Plan” below.
          Retirement Benefits—Going Forward. The Compensation Committee of A. H. Belo is evaluating supplemental retirement plans for its key executives.
Change in Control and Severance Benefits
          Employment Agreements and Benefit Plans—Historical. At December 31, 2007, Belo did not have any individual employment severance agreements with any of its executive officers. Under Belo’s ECP, the compensation and benefits of all plan participants, which include Belo’s executive officers, may be affected by a change in control of Belo. Generally under the ECP, a change in control event means the first of the following to occur, unless the Belo board of directors has adopted a resolution stipulating that such event will not constitute a change in control for purposes of the ECP:
•	commencement or public announcement of a tender offer for all or any part of Belo’s common stock;

•	acquisition of more than 30 percent of all shares of Belo common stock;

•	shareholder approval of a merger in which Belo does not survive as an independent public company;

•	shareholder approval of a sale or disposition of all or substantially all of the Belo’s assets; or

•	specified changes in the majority composition of Belo’s board.
          Following a change in control of Belo, ECP bonuses are paid in full at the higher of target or forecasted full-year results in the year of the change in control; stock options held by management, including sales executives and non-employee directors, become fully-vested and are immediately exercisable; TBRSUs vest and are payable in full immediately; and PBRSUs vest at the higher of target or forecasted full-year results in the year of the change in control; and all vested units are payable in full immediately. See “Potential Payments on Termination or Change in Control at December 31, 2007” for additional discussion.
          In addition, effective October 1, 2007, following a review performed by Mercer of change in control severance plans at media peer companies and based on general industry data, Belo adopted a change in control severance plan. Companies included in the media peer group review were Gannett Co., Inc, Tribune Company, The Washington Post Company, The New York Times Company, the E.W. Scripps Company, Dow Jones & Company, Inc., The McClatchy Company, Meredith Corporation, Lee Enterprises, Inc., Media General, Inc., and The Hearst Corporation. General industry data was obtained from the Mercer 350 study, a study of compensation trends and market practices conducted for The Wall Street Journal that analyzes 350 of the largest United States public companies with median 2006 revenue of $7.9 billion. Over 70 percent of the companies in each group provide participation in change in control severance plans to key executives. Belo’s severance plan was adopted in light of media industry consolidation, including a number of notable industry mergers, in order to promote executive retention and reduce the level of uncertainty and distraction that is likely to result from a change in control or potential change in control of Belo. Belo does not design its other elements of compensation in anticipation of a change in control, but instead change in control payments provide security to executives in the event of job loss in a triggering transaction. The Belo plan provides for severance benefits for designated participants in the event of a change in control of Belo and a termination of employment under specified circumstances. The triggering change in control events under the severance plan are similar to the triggering events under Belo’s ECP. The initial participants, as designated by the Belo Compensation Committee, are Belo’s executive officers. Additional participants may be designated by the committee from time to time.
          Participants in the change in control severance plan are approved by the Belo Compensation Committee and are entitled to benefits upon termination of employment within 24 months of a change in control of Belo if such termination is (1) involuntary other than for “cause” as defined in the plan or (2) voluntary for “good reason” as defined in the plan. In addition, a participant may voluntarily terminate employment for any reason or without reason during the 30 day period immediately following the first anniversary of a change in control and will be entitled to receive payments and benefits under the plan. The triggering of severance benefits upon the occurrence of both a change in control and termination of employment is a common feature of change in control benefits surveyed. Belo also believes that the ability of a participant to trigger change in control benefits during a one-month period following the first anniversary of a change in control assures continuity of senior management by giving senior executives an incentive to stay following a change in control, knowing that they will not experience a loss of severance benefits should there ultimately be incompatibility with new ownership or management. Upon such termination, a participant will receive his or her base salary in effect at the time of change in control, plus the greater of (i) current target bonus in effect prior to the change in control or (ii) actual bonus (defined as the average of the last three years’ bonus payments), multiplied by the severance multiple set forth below:

Severance
Position	Multiple
Chief Executive Officer	3.0
Members of Belo’s Management Committee (other than CEO)	2.5
Executive Vice Presidents and Senior Vice Presidents (other than Management Committee members)	2.0
Vice Presidents	1.5
          In addition, a participant will receive a cash payment in lieu of (1) employer-provided contributions to the Belo Savings Plan and the Pension Transition Supplement Plan for a number of years equal to the participant’s severance multiple; (2) cost of medical and dental benefits in excess of employee premiums for a number of years equal to the participant’s severance multiple; and (3) reimbursement for employment outplacement services up to $25,000 and legal expenses incurred to enforce participant’s rights under the plan.
          The severance multiples for participants in the Belo plan are in the range of typical multiples in the plans surveyed by Mercer. If all or a portion of any payment or distribution by Belo under the plan is subject to excise tax, then Belo will make a “gross-up” payment to the terminated employee, designed to cover the excess tax liability.
          Employment Agreements or Arrangements—Going Forward. In connection with the distribution transaction, and upon consultation with Mercer, Belo provided certain retention and special bonuses to a selected group of executives and managers, including those of A. H. Belo. The retention incentive bonuses were intended to counter the effect of an offer by a potential employer during the uncertain time before, during, and after the distribution of A. H. Belo and will serve to retain key employees in important positions who have institutional knowledge that would be difficult to replace or restore during and after the distribution. The Belo compensation committee approved retention bonuses for Skip Cass, Ali Engel, and Dan Blizzard. The retention bonus is comprised of a payment to be made 90 days following the distribution date that is equivalent to 20 percent of the executive’s base salary, plus an assurance that such executive’s bonus for 2008 (payable in early 2009) will be equivalent to the greater of target or actual bonus achieved for 2008 under the A. H. Belo ICP. Estimated total retention bonuses are as follows: Skip Cass, $372,000; Ali Engel, $175,000; and Dan Blizzard, $144,000.
          Change in Control Severance Plan—Going Forward. A. H. Belo has a change in control severance plan similar to that of Belo’s plan described above covering specified participants that would be triggered, among other circumstances, if there is a “change in control” (as defined to include the acquisition of 30 percent or more of the combined voting power of our outstanding voting stock) and a qualifying termination (or constructive termination) of employment during the 24-month period following a change in control. In addition, a participant may voluntarily terminate employment for any reason or without reason during the 30-day period immediately following the first anniversary of a change in control and will be entitled to receive payments and benefits under the severance plan. The triggering events would result in the payment of specified severance benefits, including a lump sum multiple of participant’s compensation, outplacement services, vesting of long-

term incentive awards, and “gross up” payment if necessary to satisfy certain tax payments relating to the severance payments. The distribution was not a change in control event under the plan. For additional discussion, see “2007 Belo Executive Compensation—Termination of Employment and Change in Control Arrangements.”
          Pension Transition Supplement Restoration Plan—Historical. Effective April 1, 2007, Belo adopted the Pension Transition Supplement Restoration Plan, or the Restoration Plan, as a non-qualified plan, to provide the portion of PTS Plan benefit that cannot be provided under the PTS Plan because of Code limitations on the amount of qualified plan benefits. Generally under the Restoration Plan, a change in control will occur on the date that:
•	any person or group acquired more than 50 percent of the total fair market value or total voting power of Belo stock;

•	any person or group acquired 30 percent or more of the total voting power of Belo stock;

•	a majority of the members of Belo’s Board are replaced during any 12-month period by persons not appointed or endorsed by a majority of Belo’s Board prior to the date of such appointment or election; or

•	any person or group acquired Belo assets having a total gross fair market value of 40 percent or more of the total gross fair market value of all Belo assets. Since there were zero account balances in the Restoration Plan as of December 31, 2007, no benefits are listed in the “Non-Qualified Deferred Compensation for 2007” table.
          Upon the occurrence of a change in control, the Belo Compensation Committee has the right, but not the obligation, to terminate the Restoration Plan and distribute the entire balance of participants’ accounts to the participants.
          Other—Historical. Upon a change in control, the trust that held assets to fund SERP benefits would have become irrevocable and, subject to the prior claims of Belo’s creditors, the assets of the trust would not have been recoverable by Belo until all SERP benefits had been paid. As discussed in “Non-Qualified Deferred Compensation,” the SERP was suspended effective January 1, 2008 and account balances were distributed to the participants. Because all Pension Plan participants are fully vested in their benefits under that plan, a change in control would have no effect upon participants’ benefits. In addition, the ECP provides for accelerated vesting of equity awards for terminating employees who meet the criteria for early retirement (age 55 or more with three years of service). Except in connection with the recently adopted change in control severance plan, Belo’s named executive officers do not receive tax “gross up” payments to compensate them for taxes incurred as a result of payments or benefits received in connection with a change in control or termination of employment. The distribution of A. H. Belo was not a change in control under the Belo plans.

          In addition to the change in control provisions in these plans, Belo has general severance guidelines that may or may not be followed in any particular instance when an executive officer leaves Belo. These guidelines do not entitle executive officers to any specific severance benefit or amount of benefit in the event of termination of employment. For additional discussion, see “Termination of Employment and Change in Control Arrangements” and the “Potential Payments on Termination or Change in Control at December 31, 2007” table, below.
          Employee Benefit Plans—Going Forward. The change in control provisions in the A. H. Belo ICP and the
A. H. Belo Pension Transition Supplement Restoration Plan contain terms and conditions similar to those contained in the Belo plans described above.
Compensation Committee Interlocks and Insider Participation
          Doug G. Carlston (Chair), Louis E. Caldera, Laurence E. Hirsch and J. McDonald Williams have served as members of the A. H. Belo Compensation Committee since December 2007. No member of the A. H. Belo Compensation Committee during 2007 was a current or former officer or employee of A. H. Belo or had any relationship with A. H. Belo requiring disclosure under “Item 13. Certain Relationships and Related Transactions, and Director Independence.” None of Belo’s executive officers served as a director or as a member of the Compensation Committee (or other committee serving an equivalent function) of any other entity that had an executive officer serving as a director or as a member of A. H. Belo’s Compensation Committee during 2007.
Compensation Committee Report
          In accordance with its written charter adopted by our Board, the Compensation Committee has oversight of the Company’s overall compensation structure, policies and programs. In exercising its oversight responsibility, the Committee has retained a compensation consultant to advise the Committee regarding market and general compensation trends.
          The Committee, after consultation with its compensation consultant, has reviewed and discussed the Compensation Discussion and Analysis with management, which has the responsibility for preparing the Compensation Discussion and Analysis. Based upon this review and discussion, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.
COMPENSATION COMMITTEE
Douglas G. Carlston, Chair
Louis E. Caldera
Laurence E. Hirsch
J. McDonald Williams

2007 Belo Executive Compensation
          The following information summarizes annual and long-term compensation awarded to, earned by, or paid to A. H. Belo’s principal executive officer, principal financial officer, and its three other most highly-paid executive officers (the “named executive officers”) for services in all capacities to Belo and its subsidiaries for the fiscal years ended December 31, 2007 and 2006, respectively. All references in the following tables to stock, stock options, and restricted stock units relate to awards of stock, stock options, and restricted stock units granted by Belo. These amounts do not necessarily reflect the compensation those persons will receive following the spin-off of A. H. Belo, which could be higher or lower, because historical compensation was determined by Belo and future compensation levels will be determined based on the compensation policies, programs, and procedures established by A. H. Belo’s compensation committee.

Summary Compensation Table
							Change in
							Pension
							Value and
							Non-qualified
						Non-Equity	Deferred	All Other
Name and				Stock	Option	Incentive Plan	Compensation	Compen-
Principal			Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	Salary	($)(1)	($)(2)	($)(2)	($)(3)	($)(4)	($)(5)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert W. Decherd	2007	$985,000	$2,113,500	$4,967,189	$503,115	$886,500	$174,230	$574,892	$10,204,426
Chairman of the Board,	2006	$925,000	$11,300	$1,499,519	$1,873,307	$1,088,700	$52,722	$288,945	$5,739,493
President and Chief Executive Officer
James M. Moroney III	2007	$528,000	$130,000	$396,624	$186,302	$270,000	$47,574	$82,497	$1,640,997
Executive Vice President,	2006	$510,000	$5,900	$86,971	$394,824	$144,100	$26,378	$77,832	$1,246,005
Publisher and CEO, The Dallas Morning News
Donald F. (Skip) Cass, Jr.	2007	$450,000	$78,800	$396,211	$92,543	$225,000	$20,730	$39,321	$1,302,605
Executive Vice President	2006	$420,000	$71,200	$109,866	$190,415	$253,300	$9,160	$34,656	$1,088,597
and Secretary
Alison K. Engel	2007	$183,700	$41,300	$69,722	$6,640	$55,200	—	$14,625	$371,187
Senior Vice President/	2006	$175,000	$21,100	$15,121	$8,475	$68,700	—	$13,049	$301,445
Chief Financial Officer and Treasurer
Daniel J. Blizzard	2007	$207,500	$21,800	$49,807	$23,688	$62,300	—	$14,625	$379,720
Senior Vice President	2006	$201,500	—	$14,448	$47,001	$79,100	—	$8,937	$350,986

(1)	The amounts in column (d) for 2007 represent special bonuses in excess of amounts earned under the ECP in recognition of each executive’s role in helping formulate and manage the spin-off transaction. For 2006, these amounts for Robert Decherd and Jim Moroney represent the portion of the cash incentive award that was in excess of the formula under Belo’s ECP due to a rounding upward of the named executive officer’s award. The amounts for Ali Engel and Skip Cass represent the cash portion of a special discretionary award in recognition of their contributions to the success of Belo’s strategic initiatives during the year.

(2)	The amounts in columns (e) and (f) reflect accounting expense recognized in 2007 and 2006 for all outstanding share-based compensation issued in the form of time-based restricted stock units (“TBRSUs”), performance-based restricted stock units (“PBRSUs”), and stock options. The amounts reported in columns (e) and (f) above were recognized according to the rules of Statement of Financial Accounting Standards Number 123 as Revised (“FAS 123R”), which requires recognition of the fair value of stock-based compensation over the appropriate vesting period for the award. Expense amounts include dividend equivalents, but exclude risk of forfeiture assumptions for purposes of this disclosure. Plan provisions provide for accelerated vesting of equity awards for terminating employees that meet the criteria for early retirement (age 55 or more with three years of service). Therefore, under FAS 123R, expense for equity awards for employees that meet the early retirement criteria must be fully recognized in the year of the award. Robert Decherd meets these criteria. The amounts in column (e) for 2007 for both Skip Cass and Ali Engel include the compensation expense associated with special TBRSU awards of 1,570 and 460, respectively, which instead of a three-year vesting period, have a one-year vesting period. These RSUs were awarded along with the cash component in column (d), as described in footnote 1, in recognition of their contributions toward the success of Belo’s strategic initiatives during the year. The grant date fair value of stock awards in 2007 is presented in the “Grants of Plan-Based Awards in 2007” table. There were no stock option awards in 2007. For additional discussion on assumptions made in determining the grant date fair value of share-based awards, see the Combined Financial Statements, Note 4—Long-Term Incentive Plan to the combined financial statements.

(3)	Amounts in column (g) above were paid in February 2008 and 2007 in respect of 2007 and 2006 performance, respectively, relative to financial performance targets and goals. Belo does not allow for the deferral of any amounts earned by its executives outside of the Belo Savings Plan, a qualified 401(k) plan available to substantially all employees. For further discussion os non-equity incentive compensation, see “Compensation Discussion and Analysis — Elements of 2007 Executive Compensation — Annual Cash Incentive Opportunity — Historical.”

(4)	The amounts indicated in column (h) are comprised of the increase in pension value for each named executive officer for the years ended December 31, 2007 and 2006. Changes in pension value for the year ended December 31, 2007 reflect the addition of 5 years of service credit and the freeze of all pension benefits effective March 31, 2007. For further discussion, see “Pension Benefits at December 31, 2007 on page 49. Ali Engel and Dan Blizzard do not participate in the pension plan; therefore, no amounts are reported in column (h) for them.

(5)	For 2006 and 2007, Belo contributed the following amounts to the Belo Savings Plan and the Belo Supplemental Executive Retirement Plan (“SERP”), which amounts are included in column (i):

	Belo Savings
	Plan		SERP
	Contribution($) (a)		Contribution($) (b)
Name	2007	2006	2007	2006
Robert W. Decherd	$11,925	$7,260	$541,754	$271,055
James M. Moroney III	$11,925	$7,260	$70,572	$70,572
Donald F. (Skip) Cass, Jr.	$11,925	$7,260	$27,396	$27,396
Alison K. Engel	$14,625	$13,049	$—	—
Daniel J. Blizzard	$14,625	$8,937	$—	—
The 2007 SERP contribution for Robert Decherd indicated above includes $360,932 as a make-up contribution attributable to his previous participation in Belo’s Management Security Plan (“MSP”), which was terminated December 31, 1999. Of this make-up amount, $270,699 is an acceleration of benefits scheduled to be made in 2009, 2010 and 2011. In light of Belo’s decision to suspend the SERP effective January 1, 2008, these future contributions were made in January 2008 just prior to the SERP account distribution. For more information, see “Non-Qualified Deferred Compensation for 2007” on page 51. Because Ali Engel and Dan Blizzard do not participate in the Pension Plan, each is eligible for a larger company contribution to their Belo Savings Plan account. Neither Ms. Engel nor Mr. Blizzard was a participant in the SERP during 2006 or 2007.
Additionally, amounts in the All Other Compensation column (i) for 2007 include $8,760 and $7,420 for life insurance purchased for Robert Decherd in 2007 and 2006, respectively, and $12,453 and $3,210 for tax gross-ups in 2007 and 2006, respectively. Of these amounts, $3,520 is related to the life insurance mentioned previously and $8,933 relates to Belo’s MSP make-up contribution to the SERP in 2007. The 2006 gross-ups for life insurance and MSP make-up contributions were $2,982 and $2,233, respectively.
The total value of executive perquisites and personal benefits did not exceed $10,000 for any named executive officer.
The following table summarizes cash-based and equity awards that were granted under the Belo ECP during 2007.

Grants of Plan-Based Awards in 2007
					Time-
					Based
					RSUs
					All Other
					Stock	Grant
		Estimated Future Payouts			Awards:	Date Fair
		Under Non-Equity Incentive			Number of	Value of
		Plan Awards(1)			Shares of	Stock
	Grant	Threshold	Target	Maximum	Stock or	Awards
Name	Date	($)	($)	($)	Units(2)	($)(3)
(a)	(b)	(c)	(d)	(e)	(i)	(l)
Robert W. Decherd	2/28/2007	—	—	—	50,920	$948,640
	12/7/2007	$72,000	$720,000	$1,440,000	157,640	$2,619,977
James M. Moroney III	2/28/2007	—	—	—	23,440	$436,687
	12/7/2007	$38,500	$385,000	$770,000	57,160	$949,999
Donald F. (Skip) Cass, Jr.	12/7/2007	$27,900	$279,000	$558,000	45,130	$750,061
Alison K. Engel	12/7/2007	$12,500	$125,000	$250,000	18,050	$299,991
Daniel J. Blizzard	12/7/2007	$9,600	$96,000	$192,000	12,030	$199,939

(1)	The estimated future payouts under Belo’s non-equity incentive plan awards are subject to a Belo performance period from January 1, 2008 through December 31, 2008. However, effective with the spin-off of A. H. Belo on February 8, 2008, each of the named executive officers identified above became officers of A. H. Belo. Consequently, they will not be entitled to receive the entirety of any non-equity incentive plan awards granted by Belo on December 7, 2007, but will be entitled to receive all of the TBRSUs granted on February 28, 2007 and December 7, 2007, subject to additional vesting requirements, namely continued employment with A. H. Belo.

(2)	The TBRSUs awarded February 28, 2007 are in recognition of 2006 performance. Following the conclusion of the fiscal year ending December 31, 2006, financial performance was evaluated and an incentive pool was established for providing incentive compensation to named executive officers, Robert Decherd and Jim Moroney, including TBRSUs. The TBRSUs approved by Belo’s compensation committee for each executive receiving such an award on this date are subject to a vesting period that ends on the date of the annual earnings release for Belo for the year ending December 31, 2009. The TBRSUs awarded December 7, 2007 are in recognition of each executive’s performance for the year ending December 31, 2007. These awards will vest after approximately three years on the date of the annual earnings release for the year ending December 31, 2010. All TBRSUs are eligible for dividend equivalents in such amounts and such frequency as those declared on Belo Series A common stock. For additional discussion, see “Compensation Discussion and Analysis” on pages 38-39.

(3)	The fair value estimates indicated above do not include any adjustments for risk of forfeiture. The fair value for the TBRSUs awarded February 28, 2007 is based on the closing market price of Belo Series A common stock on that date, which was $18.63. The fair value of the TBRSUs awarded December 7, 2007 uses the closing market price for a share of Belo Series A common stock on the grant date of $16.62. For additional discussion, see “Compensation Discussion and Analysis” on pages 38-39.
          For 2007, the proportion of equity-based compensation in relation to total compensation, excluding changes in pension value and above-market interest from non-qualified deferred compensation plans, for each of the named executive officers was as follows: Robert Decherd-55 percent; Jim Moroney-37 percent; Skip Cass-38 percent; Ali Engel-21 percent; and Dan Blizzard-19 percent.

Equity Holdings and Value Realization
          The following table contains information on all Belo Corp. equity awards that were outstanding as of December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End 2007
	Option Awards				Stock Awards
						Market
						Value of
	Number of	Number of			Number of	Shares or
	Securities	Securities			Shares or	Units of
	Underlying	Underlying			Units of	Stock
	Unexercised	Unexercised	Option		Stock That	That
	Options(#)	Options(#)	Exercise	Option	Have Not	Have Not
	Exercisable	Unexercisable	Price	Expiration	Vested	Vested
Name	(1)	(1)	($)	Date	#(2)	($)(3)
(a)	(b)	(c)	(e)	(f)	(g)	(h)
Robert W. Decherd	62,928	94,392	$18.0900	12/13/2016	32,692	$570,148
	78,400	33,600	$21.6200	12/09/2015	59,500	$1,037,680
	200,000		$25.2000	12/03/2014	52,440	$914,554
	200,000		$27.9400	12/05/2013	50,920	$888,045
	200,000		$21.5900	12/06/2012	157,640	$2,749,242
	410,000		$17.8800	11/30/2011
	332,136		$17.3125	12/01/2010
	340,000		$19.1250	12/16/2009
	200,000		$17.7500	12/16/2008
James M. Moroney III	19,250	8,250	$21.6200	12/09/2015	871	$15,190
	85,000		$25.2000	12/03/2014	13,900	$242,416
	75,000		$27.9400	12/05/2013	18,988	$331,151
	76,000		$21.5900	12/06/2012	23,440	$408,794
	104,000		$17.8800	11/30/2011	57,160	$996,870
	100,000		$17.3125	12/01/2010
	90,500		$19.1250	12/16/2009
	50,000		$17.7500	12/16/2008
Donald F. (Skip) Cass, Jr.	14,350	6,150	$21.6200	12/09/2015	8,000	$139,520
	34,000		$25.2000	12/03/2014	5,166	$90,095
	34,000		$27.9400	12/05/2013	19,070	$332,581
	34,000		$21.5900	12/06/2012	1,570	$27,381
	43,000		$17.8800	11/30/2011	19,070	$332,581
	24,000		$19.1250	12/16/2009	45,130	$787,067
Alison K. Engel	2,450	1,050	$21.6200	12/09/2015	2,000	$34,880
					3,180	$55,459
					3,180	$55,459
					460	$8,022
					18,050	$314,792
Daniel J. Blizzard	3,500	1,500	$21.6200	12/09/2015	2,000	$34,880
	9,000		$25.2000	12/03/2014	2,380	$41,507
	8,000		$27.9400	12/05/2013	2,380	$41,507
	8,600		$21.5900	12/06/2012	12,030	$209,803

(1)	Vesting dates for each outstanding Belo Corp. option award for the named executive officers are:

	Exercise	Robert W.	James M.	Donald F. (Skip)	Alison K.	Daniel J.
Vesting Date	Price	Decherd	Moroney III	Cass, Jr.	Engel	Blizzard
December 9, 2008	$21.62	33,600	8,250	6,150	1,050	1,500
December 13, 2008	$18.09	47,196	—	—	—	—
December 13, 2009	$18.09	47,196	—	—	—	—

All stock options become exercisable in increments of 40 percent after one year and 30 percent after each of years two and three. Upon the occurrence of a change in control (as defined in the plan), all of the options become immediately exercisable, unless Belo’s board of directors has adopted resolutions making the acceleration provisions inoperative (or does so promptly following such occurrence). See also footnote 2 to the Summary Compensation Table of this Annual Report on Form 10-K regarding vesting upon early retirement.

(2)	The amounts in column (g) reflect unvested TBRSUs and PBRSUs, respectively, that have been earned as of December 31, 2007, but which remain subject to additional vesting requirements that depend upon the executive’s continued employment with either Belo or A. H. Belo.

Scheduled vesting of all outstanding Belo Corp. awards for each of the named executive officers is as follows:

				Donald F.
Vesting	Award	Robert W.	James M.	(Skip)	Alison K.	Daniel J.
Date	Type	Decherd	Moroney III	Cass, Jr.	Engel	Blizzard
February 13, 2008	2005 PBRSU	16,346	435	2,582	—	—
February 13, 2008	2006 TBRSU	—	—	1,570	460	—
February 26, 2008	2006 PBRSU	17,480	6,329	6,356	1,060	793
February 1, 2009*	2005 PBRSU	16,346	436	2,584	—	—
February 1, 2009*	2006 PBRSU	17,480	6,329	6,356	1,060	793
February 1, 2009*	2005 TBRSU	59,500	13,900	8,000	2,000	2,000
February 1, 2010*	2006 PBRSU	17,480	6,330	6,358	1,060	794
February 1, 2010*	2006 TBRSU	50,920	23,440	19,070	3,180	2,380
February 1, 2011*	2007 TBRSU	157,640	57,160	45,130	18,050	12,030

*	February 1 is used as a projected earnings release date for purposes of this disclosure. Actual vesting date is the earnings release date for Belo for the previous completed fiscal year ending December 31. See also footnote 2 to the Summary Compensation Table on page 44 regarding vesting upon early retirement.

(3)	The market value at year-end for outstanding awards still subject to vesting is based on the closing market price of a share of Belo Series A common stock for the year ended December 31, 2007 of $17.44.
          The following table presents information on amounts realized from options that were exercised and stock awards that vested during the 2007 fiscal year.

Option Exercises and Stock Vested in 2007
	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
Name	Exercise(#)	Exercise($)	Vesting(#)	Vesting($)
(a)	(b)	(c)(1)	(d)	(e)(2)
Robert W. Decherd	77,864	$234,176	16,346	$305,997
James M. Moroney III	—	—	435	$8,143
Donald F. (Skip) Cass, Jr.	—	—	2,582	$48,464
Alison K. Engel	—	—	—	—
Daniel J. Blizzard	7,200	$30,802	—	—

(1)	The value realized upon the exercise of stock option awards is equal to the difference between the market value of Belo Series A common stock at the time of exercise and the stock option exercise price, multiplied by the number of shares acquired upon exercise of the stock option.

(2)	The value realized upon vesting of PBRSUs is equal to the number of units vesting times the closing market price of a share of Belo Series A common stock on the vesting date, which was $18.72 for Robert Decherd and Jim Moroney, whose awards vested February 27, 2007, and $18.77 for Skip Cass, whose awards vested February 8, 2007. The vested stock awards represent one-third of the December 2005 PBRSU award.
Post-Employment Benefits
          Pension Plan. Through March 31, 2007, Belo offered pension benefits to certain employees through its tax-qualified pension plan, The G. B. Dealey Retirement Pension Plan (the “Pension Plan”). Until July 1, 2000, this non-contributory Pension Plan was available to substantially all Belo employees who had completed one year of service and had reached 21 years of age. The Pension Plan was amended effective July 1, 2000. As a result, individuals who were participants or eligible to become participants prior to July 1, 2000 were offered an election to either (1) remain eligible to participate in and accrue benefits under the Pension Plan, or (2) cease accruing benefits under the Pension Plan as of the applicable effective date. Those employees who elected to cease accruing benefits under the Pension Plan became eligible for enhanced benefits under the Belo Savings Plan, a tax-qualified defined contribution plan. Effective March 31, 2007, the Pension Plan was frozen and all affected employees were provided with transition benefits including the granting of five years of additional credited service and the payment of pension transition supplements over a period of five additional years, provided the participant remains employed by Belo or A. H. Belo for the five-year period. Robert Decherd, Jim Moroney and Skip Cass were participants in the Pension Plan at the time of the freeze and received such transition benefits. In addition, beginning April 1, 2007, these executives, along with all other former Pension Plan participants who remained active employees became eligible for increased matching and profit sharing contributions under the Belo Savings Plan, a qualified 401(k) plan maintained for substantially all employees.
          The Pension Plan provides for the payment of a monthly retirement benefit based on credited years of service and the average of five consecutive years of highest annual compensation out of the ten most recent calendar years of employment referred to as “final monthly compensation.” The formula for determining an individual participant’s benefit is as follows: 1.1 percent times final monthly compensation times years of credited service plus .35 percent times final monthly compensation in excess of covered compensation times years of credited service (up to 35 years). Compensation covered under the Pension Plan includes regular pay plus overtime, bonuses, commissions, and any contribution made by the Company on behalf of an employee pursuant to a deferral election under any benefit plan containing a cash or deferred arrangement. Covered compensation excludes certain non-cash earnings and Belo matching contributions to the Belo Savings Plan. A participant’s interest in the Pension Plan ordinarily becomes fully vested upon completion of five years of credited service, or upon attainment of age 62, whichever first occurs. However, as a result of the plan amendment described above, any participant employed by Belo on July 1, 2000 is fully vested without regard to years of service or the age of the participant. Retirement benefits under the pension plan are paid to participants upon normal retirement at the age of 65 or later, or upon early retirement, which may occur as early as age 55. An early retirement reduction factor, which is applied to the participant’s normal age 65 monthly benefit, is based on the participant’s Social Security normal retirement age. The percentage reduction factor is the sum of 3.33 percent times the number of years of payment between ages 55 and 60 increased for each year the Social Security normal retirement age exceeds age 65, plus 6.67 percent times the number of years between ages 60 and 65 decreased for each year the Social Security normal retirement age exceeds age 65. For example, a participant with a Social Security normal retirement age of 67 who elects to begin receiving pension benefits at age 57 would have a reduction factor of 36.7 percent. The Pension Plan also provides for the payment of death benefits. The covered compensation of the named executive officers who are participants in the Pension Plan is comprised of base salary and cash incentive compensation received, up to a limit of $225,000 for all participants in 2007.
          Pension Transition Supplement Plan. Effective April 1, 2007, the Belo Board adopted the Pension Transition Supplement Plan, or PTS Plan. The PTS Plan was adopted to provide those employees who participated in the Pension Plan and were affected by the Pension Plan freeze a supplemental benefit designed to replace a portion of the pension benefit they would have earned had the Pension Plan not been frozen. The PTS Plan is an account balance plan that is intended to qualify under the provisions of Section 401(a) of the Code.
          The table below presents the present value of each named executive officer’s benefit under the Pension Plan at age 65, based upon credited years of service and covered compensation as of December 31, 2007. Credited years of service includes the additional five years awarded to all active participants in the Pension Plan as of the date the Plan was frozen on March 31, 2007. Each of the named executive officers, except Ali Engel and Dan Blizzard, received this five year credit. For the Pension Plan, Belo uses a December 31 measurenent date for financial reporting purposes with respect to Belo's audited financial statements for the fiscal year ending December 31, 2007.

Pension Benefits at December 31, 2007
		Number
		of Years
		of
		Credited	Present Value of
		Service	Accumulated
Name	Plan Name	(#)(1)	Benefit ($)(2)
(a)	(b)	(c)	(d)
Robert W. Decherd	The G. B. Dealey Retirement Pension Plan	39	$720,466
James M. Moroney III	The G. B. Dealey Retirement Pension Plan	31	$340,928
Donald F. (Skip) Cass, Jr.	The G. B. Dealey Retirement Pension Plan	18	$107,813
Alison K. Engel(3)	The G. B. Dealey Retirement Pension Plan	—	—
Daniel J. Blizzard(3)	The G. B. Dealey Retirement Pension Plan	—	—

(1)	Belo froze benefits under the Pension Plan effective March 31, 2007, and transition benefits are being provided to affected employees, including the granting of five years of additional credited service. The number of years of credited service reflected in column (c) and the present value of accumulated benefit reflected in column (d) include the 5-year credit, as well as service through March 31, 2007, the date of the freeze.

Amounts indicated in column (d) do not include pension transition supplement payments that Belo funded into the PTS Plan, a qualified defined contribution retirement plan, in March 2008. These accrued payments represent additional transition benefits earned by the named executives who were active participants in the Pension Plan at the time it was frozen on March 31, 2007. Additional pension transition supplement payments will be made for the eligible named executive officers for the calendar years ending December 31, 2008 through 2011, and for the three-month period from January 1, 2012 through March 31, 2012, provided the named executive officer remains an A. H. Belo employee. The 2007 contribution amounts for each of the named executive officers who participate in the Pension Plan are as follows:

Robert W. Decherd	$12,083
James M. Moroney III	$16,656
Donald F. (Skip) Cass, Jr.	$9,636

(2)	Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under SFAS 87—Employers’ Accounting for Pensions, as amended by SFAS 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions Belo uses include, but are not limited to, the selection of the discount rate and projected salary increases. For additional information regarding the valuation methodology and material assumptions used in quantifying the pension benefits, see the Combined Financial Statements, Note 6—Defined Benefit Pension and Other Post Retirement Plans. At December 31, 2007, Robert Decherd is eligible to receive benefits under the early retirement provisions of the Pension Plan.

(3)	Ali Engel and Dan Blizzard do not participate in the Pension Plan.
Non-Qualified Deferred Compensation
          Pension Transition Supplement Restoration Plan. Effective April 1, 2007, the Belo Board adopted the Restoration Plan as a non-qualified plan, to provide the portion of the PTS Plan benefit that cannot be provided under the PTS Plan because of Code limitations on the amount of qualified plan benefits. None of the executive officers had an account balance in this plan as of December 31, 2007.
          Supplemental Executive Retirement Plan. The Belo SERP provided a supplemental retirement benefit to key executives beyond the qualified retirement benefits allowed by the IRS. Federal tax law limits the amount of annual pay ($225,000 in 2007) that can be used in calculating benefits under qualified plans such as the Pension Plan and the Belo Savings Plan. Through 2007, Belo made annual contributions to the SERP on behalf of Robert Decherd, Jim Moroney and Skip Cass; however, effective January 1, 2008, Belo suspended contributions to the SERP and authorized the distribution of all SERP benefits to the executive officers.
          The SERP was a non-qualified defined contribution plan to which Belo made annual contributions on behalf of its participants. To determine the amount of the annual Belo contribution, the value of a participant’s age 65 retirement benefit using the same benefit formula as that used in the Pension Plan, was projected with and without regard to IRS limits. The value of the difference between the two projected amounts was the projected SERP benefit. Every three years, the projected SERP benefit and the annual contribution amount necessary to fund the projected SERP benefit was calculated using certain assumptions about future eligible earnings and the investment rate of return. This amount was contributed annually to a Rabbi Trust and became subject to market gains and losses. The trust remained a general asset of Belo and was subject to the claims of Belo’s creditors.
          The balance in each named executive officer’s SERP account was made up of the total of Belo’s contributions plus an allocation of the investment gains and losses of the trust that held account balances. Executives with three years of continuous service with the Company were fully vested in their SERP account balance. Executives were not permitted to make contributions to the SERP.

          The table below presents the allocation in the SERP for each named executive officer:

Non-Qualified Deferred Compensation for 2007
	Registrant	Aggregate	Aggregate
	Contributions	Earnings	Balance at
	in Last FY	in Last FY	Last FYE
Name	($)(1)	($)	($)(2)
(a)	(c)	(d)	(f)
Robert W. Decherd	$541,754	$257,539	$4,583,214
James M. Moroney III	$70,572	$50,523	$863,402
Donald F. (Skip) Cass, Jr.	$27,396	$10,572	$193,295
Alison K. Engel	—	—	—
Daniel J. Blizzard	—	—	—

(1)	The contribution amounts presented in column (c) are included in column (i) “All Other Compensation” of the Summary Compensation Table of this Annual Report on Form 10-K. Ali Engel and Dan Blizzard were not participants in the SERP in 2007.

(2)	Amounts indicated in column (f) represent each named executive officer’s allocated balance from the Belo SERP. The SERP is an account balance plan; therefore, the accumulated balance in each participant’s account is available as a lump sum distribution in the event of termination for any reason, other than “cause” as determined by Belo’s compensation committee. In January 2008, in anticipation of the impending spin-off the SERP was suspended and all participants’ account balances were distributed in a lump sum. The aggregate balances indicated in column (f) above represent the total amounts distributed to each of the named executive officers.
Termination of Employment and Change in Control Arrangements
          The following descriptions reflect the amount of compensation that would have become payable to each of the named executive officers under then-existing arrangements if the named executive’s employment had terminated and/or had there been a change in control on December 31, 2007, given the named executive’s compensation and service levels at Belo as of such date and, if applicable, based on Belo’s closing stock price on that date. These amounts are in addition to benefits that were available without regard to the occurrence of any termination of employment or change in control, including then-exercisable stock options, and benefits available generally to salaried employees.
          Except as described below and on page 40 under “Compensation Discussion and Analyses — Change in Control and Severance Benefits”, at December 31, 2007 Belo did not have individual written agreements with any of the named executive officers that would provide guaranteed payments or benefits in the event of a termination of employment or a change in control. Effective October 1, 2007, Belo adopted a change in control severance plan. As of February 8, 2008, A. H. Belo has adopted a similar change in control severance plan. Generally, a change in control under the A. H. Belo Corporation Change in Control Severance Plan includes (1) the acquisition by a person or group of 30 percent or more of the combined voting power of the Company’s voting securities (excluding voting securities held by Robert Decherd and voting securities held by any entity over which Robert Decherd has sole or shared voting power); (2) certain changes in the membership of the Company’s board of directors that are not approved by the incumbent directors; (3) consummation of a business combination or sale of substantially all of the Company’s assets, unless immediately following such transaction the beneficial owners of shares of A. H. Belo’s common stock and other securities eligible to vote immediately prior to the transaction beneficially own more than 60 percent of the combined voting power of the voting securities of the continuing company resulting from such transaction; or (4) approval by A. H. Belo shareholders of a plan of liquidation or dissolution.
          The amounts presented in the table below with respect to change in control payments are based upon the terms of the Belo plan as of December 31, 2007. The actual amounts that would be paid upon a named executive officer’s termination of employment or a change in control can be determined only at the time of any such event. Due to the number of factors that affect the nature and amount of any benefits provided upon any such event, the actual amounts paid or distributed may be higher or lower than the amounts set forth in the table that follows. Factors that could affect these amounts include the timing during the year of any such event, Belo’s stock price and the executive’s age.
          The approximate value of the severance benefits available to each of the named executive officers under the Belo ECP or the Belo Change in Control Severance Plan, if he or she had been terminated, or had there been a change in control, on December 31, 2007, would have been as follows, based on a closing market price of $17.44 for Belo’s Series A common stock on December 31, 2007. Effective Feburary 8, 2008, each A. H. Belo named executive officer became a designated participant in A. H. Belo’s change in control severance plan and ceased participation in Belo’s change in control severance plan.

Potential Payments on Termination or Change in Control at December 31, 2007
		Death, Disability or
		Retirement After
		Age 55 with Three
Name and Description of Benefit	Change in Control	Years Service
(a)	(b)	(c)

Robert W. Decherd
Non-equity incentives(1)	$886,500	$—
Time-based RSUs(2)	4,674,966	4,674,966
Performance-related RSUs(3)	1,484,711	1,484,711
Change in Control Severance Plan Payments(4)	9,023,245	—

Total	$16,069,422	$6,159,677

James M. Moroney III
Non-equity incentives(1)	$343,200	$—
Time-based RSUs(2)	1,648,080	1,648,080
Performance-related RSUs(3)	436,186	346,309
Change in Control Severance Plan Payments(4)	3,531,389	—

Total	$5,958,855	$1,994,389

Donald F. (Skip) Cass, Jr.
Non-equity incentives(1)	$225,000	$—
Time-based RSUs(2)	1,286,549	1,286,549
Performance-related RSUs(3)	422,674	422,674
Change in Control Severance Plan Payments(4)	2,164,993	—

Total	$4,099,216	$1,709,223

Alison K. Engel
Non-equity incentives(1)	$55,200	$—
Time-based RSUs(2)	413,154	413,154
Performance-related RSUs(3)	55,459	55,459
Change in Control Severance Plan Payments(4)	641,932	—

Total	$1,165,745	$468,613

Daniel J. Blizzard
Non-equity incentives(1)	$62,300	$—
Time-based RSUs(2)	286,190	286,190
Performance-related RSUs(3)	41,507	41,507
Change in Control Severance Plan Payments(4)	462,418	—

Total	$852,415	$327,697

(1)	In the event of a change in control, short-term, non-equity incentives (cash bonuses) are paid in a lump sum to each executive at the higher of target or actual financial performance based on current full-year forecasted results (taking into consideration actual financial performance to date). Cash bonuses are not automatically paid for executives terminating under other circumstances. See “Compensation Discussion and Analysis—Change in Control and Severance Benefits” on page 40 of this Annual Report on Form 10-K for a discussion of change in control events under the Belo ECP.

(2)	All unvested TBRSUs are forfeited immediately in the event an executive is terminated with or without cause or voluntarily resigns. In the event of a change in control or an executive’s retirement after age 55 with at least three years of service, qualification for long-term disability, or death, vesting of all TBRSUs is accelerated and payment is made as soon as practicable.

(3)	All unvested PBRSUs are forfeited immediately in the event an executive is terminated with or without cause or voluntarily resigns. In the event of an executive’s retirement after age 55 with at least three years of service, qualification for long-term disability, or death, vesting of all earned but unvested PBRSUs is accelerated and payment is made as soon as practicable. In the event of a change in control, unearned PBRSUs are earned and paid at the higher of target or actual financial performance based on current full-year forecasted results (taking into consideration actual financial performance to date).

(4)	Under Belo’s change in control severance plan, each designated executive is eligible for certain payments that depend on the executive’s position with Belo at the time of the change in control. As of December 31, 2007, the following multiples would have applied to each of the named executive officers’ payments under the plan had a change in control occurred: Robert Decherd, 3; Jim Moroney, 2.5; Skip Cass, 2; Ali Engel, 1.5; and Dan Blizzard, 1.5. These multiples are used to determine the total cash payment to be awarded to each executive, and are applied to the sum of the following components: (1) base salary in effect at the time of the change in control; (2) higher of the current target bonus in effect prior to the change in control or the average of the last three years’ bonus payments; (3) employer-provided contributions to the Belo Savings Plan and Pension Transition Supplement payments for the current year; and (4) employer cost of medical and dental benefits in excess of employee premiums. In addition to this change in control amount, the employee is also eligible for outplacement services valued at no more than $25,000, plus reimbursement for any legal fees incurred to enforce the participant’s rights under the plan. The assumptions for outplacement costs and legal fees in the table above for each executive were $25,000 and $0, respectively. To the extent the cash payment and the value related to the acceleration of vesting for outstanding equity awards exceeds 3 times the employee’s average taxable compensation earned during the five years preceding the year of the change in control, excise taxes will be assessed. If all or a portion of the distribution is subject to excise tax, Belo will make a “gross up” payment to the terminated employee. For each of the executives included in the table above, with the exception of Mr. Blizzard, an estimated “gross up” of excise taxes has been included in the total cash payment amount. The distribution is not a change in control event under the plan.
A. H. Belo Compensation Arrangements
          A. H. Belo has adopted effective as of February 8, 2008, the following benefit plans with terms substantially similar to Belo’s benefit plans: the A. H. Belo 2008 Incentive Compensation Plan, the A. H. Belo Savings Plan, the A. H. Belo Pension Transition Supplement Plan, the A. H. Belo Pension Transition Supplement Restoration Plan and the Change in Control Severance Plan. Effective as of the spin-off, each A. H. Belo named executive officer became a participant in each of these plans, except that Ali Engel and Dan Blizzard do not participate in the PTS Plan or the Restoration Plan.
DIRECTOR COMPENSATION
Belo Director Compensation for 2007
          During 2007, non-employee directors of Belo Corp. received an annual retainer package with a nominal value of $140,000. One-half of the Belo board’s annual retainer was divided between options to purchase Belo Series B common stock and TBRSUs for Belo Series A common stock. The number of options granted was determined based on the Black-Scholes value determined for accounting purposes, and the number of RSUs granted was derived from the closing market price of Belo Series A common stock on the date of the award. Belo directors elected in advance to receive all or a portion of the remaining amount of their annual retainer in additional stock options for Belo Series B common stock or in cash. Awards were made effective with the May 8, 2007 date of the Belo annual shareholders meeting. All references in the following tables to stock, stock options, and restricted stock units relate to awards of stock, stock options, and restricted stock units granted by Belo.
          Belo directors who served as committee chairs in 2007 received an additional $10,000 in cash compensation. Belo reimburses all directors for travel expenses incurred in attending meetings. No additional fee is paid to directors for attendance at Belo Board and committee meetings. Robert Decherd, who was an executive officer of Belo during 2007, did not receive separate compensation for Belo Board service. Robert continues to serve as a Belo director and Jim Moroney was selected to the Belo Board of Directors effective February 8, 2008. Effective February 8, 2008, Robert and Jim Moroney each ceased being a Belo employee and executive officer, thereby qualifying for non-employee director compensation for 2008 service. In addition, Robert Decherd will receive additional compensation for his role as non-executive Chairman of the Board. The non-employee directors identified in the chart below were all Belo directors in 2007, but became directors of A. H. Belo in connection with the spin-off transaction:

	Fees Earned or	Stock	Option
	Paid in Cash	Awards	Awards	Total
Name	($)	($)(1)	($)(2)	($)
(a)	(b)	(c)	(d)	(h)
Louis E. Caldera	$70,000	$36,710	$32,173	$138,883
Douglas G. Carlston(3)	$55,243	$15,261	$15,259	$85,763
Dealey D. Herndon	$70,000	$36,710	$32,173	$138,883
Laurence E. Hirsch	—	$36,710	$96,514	$133,224
J. McDonald Williams	$80,000	$36,710	$32,173	$148,883

(1)	The amounts indicated in column (c) for stock awards are based on the accounting expense recognized by Belo under the requirements of FAS 123R, which includes dividend equivalents. Expense is recorded over the one-year vesting period for each award beginning at the time of grant, which was the date of the Belo annual meeting of shareholders on May 8, 2007. The actual grant date fair value of these awards was $34,981 for each director, with the exception of Doug Carlston, who was elected to the Board of Directors effective July 26, 2007. The grant date fair value of his award was $27,624. See note (3). Once vested, the TBRSUs are paid two years later, on the date of the Belo annual meeting of shareholders three years from the date of the original award. Payment of vested RSUs is made 60 percent in shares of Belo Series A common stock and 40 percent in cash.

Belo directors who voluntarily resign or retire from board service prior to the vesting of TBRSUs will receive a proportionate amount of the award based on actual service. Payment will be made on the normal payment date, which is three years from the date of the award. Vesting is accelerated and payment is made immediately for TBRSUs held by a director who becomes disabled or dies. Following are the TBRSU holdings of each of Belo’s non-employee directors as of December 31, 2007:

	May 2006 Award	May 2007 Award	July 2007 Award
Name	Payable in May 2009	Payable in May 2010	Payable in May 2010
Louis E. Caldera	2,205	1,730	—
Douglas G. Carlston(3)	—	—	1,482
Dealey D. Herndon	2,205	1,730	—
Laurence E. Hirsch	2,205	1,730	—
J. McDonald Williams	2,205	1,730	—

(2)	Amounts indicated in column (d) for option awards represent the accounting expense recognized by Belo in 2007 under the requirements of FAS 123R for stock options held by non-employee directors. Belo uses the Black-Scholes option pricing model to determine the fair value of options. The grant date fair value for the option awards made to each Belo non-employee director, with the exception of Doug Carlston and Larry Hirsch, was $35,002. The grant date fair value of Doug’s and Larry’s awards were $27,621 and $105,001, respectively. For additional information with respect to the assumptions and valuation methodology for share-based compensation, see the Combined Financial Statements, Note 4—Long-Term Incentive Plan. The option exercise price is equal to the closing market price of Belo Series A common stock on the date of grant. Options generally vest one year from the date of grant and expire 10 years from the date of grant. Directors who are elected at a time other than an annual meeting of shareholders receive a proportionate share of compensation relative to the service provided during an ordinary one-year term. Vesting and payment dates for equity awards are adjusted to coincide with dates of awards relative to the previous annual meeting date. Belo directors who voluntarily resign from board service prior to the vesting of options forfeit unvested options. Vesting is accelerated for options held by a director who retires at the board’s mandatory retirement age of 68, becomes disabled, or dies. In any event, vested options remain exercisable for the original term of the award for all former directors. Following are the stock option holdings of each of Belo’s non-employee directors as of December 31, 2007:

	Outstanding	Exercisable
Name	Stock Options	Stock Options
Louis E. Caldera	50,113	44,440
Douglas G. Carlston(3)	5,134	—
Dealey D. Herndon	72,310	66,637
Laurence E. Hirsch	147,573	130,555
J. McDonald Williams	99,789	94,116

(3)	Doug Carlston was elected to Belo’s Board on July 26, 2007. He was awarded a proportionate share of the standard annual compensation package, comprised of 50 percent cash, 25 percent stock options for Belo Series B common stock and 25 percent TBRSUs. Doug’s option and RSU awards will vest on the date of the May 2008 annual meeting of Belo shareholders.
A. H. Belo Director Compensation for 2008-2009
          In May 2008, non-employee directors will receive an annual retainer package for 2008-2009 with a nominal value of $140,000. One-half of the Board’s annual retainer is divided between options to purchase A. H. Belo Series B common stock and TBRSUs for A. H. Belo Series A common stock. The number of options granted is determined based on the Black-Scholes value determined for accounting purposes, and the number of TBRSUs granted is derived from the closing market price of A. H. Belo common stock on the date of grant. The remaining amount of their annual retainer will be paid in cash. In future years, directors may be given the opportunity to elect in advance to receive additional stock options for A. H. Belo Series B common stock instead of cash.
          Directors who serve as committee chairs in 2008-2009 will receive an additional $10,000 in cash. A. H. Belo reimburses all directors for travel expenses incurred in attending meetings. No additional fee is paid to directors for attendance at Board and committee meetings. Robert Decherd, who serves an executive officer of the Company, will not receive separate compensation for Board service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership A. H. Belo Common Stock
          The following tables set forth information as of March 15, 2008 regarding the beneficial ownership of A. H. Belo common stock by each of A. H. Belo’s current directors, the executive officers named in the Summary Compensation Table, all directors and executive officers as a group, and by each other person A. H. Belo believes to own more than 5 percent of the outstanding shares of A. H. Belo Series A or Series B common stock. At the close of business on March 15, 2008, there were 17,629,526 A. H. Belo Series A shares, 2,848,496 A. H. Belo Series B shares, and 20,478,022 combined A. H. Belo Series A and Series B shares issued and outstanding.
          Under the rules of the SEC, the beneficial ownership of a person or group includes not only shares held directly or indirectly by the person or group but also shares the person or group has the right to acquire within 60 days of March 15, 2008 (to and including May 14, 2008) pursuant to exercisable options and convertible securities. The information below, including the percentage calculations, is based on beneficial ownership of shares rather than direct ownership of issued and outstanding shares.
          Unless otherwise indicated, each person listed below has sole voting power and sole dispositive power with respect to the shares of common stock indicated in the table as beneficially owned by such person. Series A common stock has one vote per share and Series B common stock has ten votes per share. Consequently, the voting power of Series B holders is greater than the number of shares beneficially owned. For example, the shares of A. H. Belo common stock beneficially owned by all A. H. Belo directors and executive officers as a group, representing 15.4 percent of the outstanding shares of A. H. Belo Series A and Series B common stock have combined voting power of 58.5 percent. There are no known voting arrangements relating to A. H. Belo common stock among any of the persons listed below.
A. H. Belo Stock Ownership of Directors and Executive Officers
Shares of A. H. Belo Common Stock
Beneficially Owned
And Percentage of Outstanding Shares as of
March 15, 2008(1)(2)(3)

							Combined Series A
	Series A			Series B			and Series B
Name	Number	Percent		Number	Percent		Number	Percent
Robert W. Decherd*+	9,908	*	*	1,663,866	51.1%		1,673,774	8.0%
James M. Moroney III+	41,601	*	*	738,078	24.8%		779,679	3.8%
Donald F. (Skip) Cass, Jr.+	2,159	*	*	37,070	1.3%		39,229	*	*
Alison K. Engel+	195	*	*	490	*	*	685	*	*
Daniel J. Blizzard+	94	*	*	5,820	*	*	5,914	*	*
Louis E. Caldera*	—	*	*	10,022	*	*	10,022	*	*
Douglas G. Carlston*	—	*	*	1,026	*	*	1,026	*	*
Dealey D. Herndon*	140,855	*	*	548,710	19.2%		689,565	3.4%
Laurence E. Hirsch*	2,000	*	*	29,514	1.0	*	31,514	*	*
J. McDonald Williams*	1,200	*	*	17,504	*	*	18,704	*	*
All directors and executive officers as a group (10 persons)	198,012	1.1%		3,052,100	87.4%		3,250,112	15.4%

*	Director

+	Executive Officer

**	Less than one percent

(1)	Series B shares are convertible at any time on a share-for-share basis into Series A shares but not vice versa. For purposes of determining the number of Series A shares beneficially owned by the persons listed, the person may be deemed to be the beneficial owner of the Series A shares into which the Series B shares owned are convertible. The numbers listed in the Series A column, however, do not reflect the Series A shares that may be deemed to be beneficially owned by the person listed because of this convertibility feature. If the Series A total included shares into which Series B shares held are convertible, the persons listed would be deemed to be the beneficial owners of the following percentages of the Series A shares: Robert Decherd, 8.7 percent; Jim Moroney, 4.2 percent; Dealey Herndon, 3.8 percent; and all directors and executive officers as a group, 15.7 percent. All other persons listed would be deemed to beneficially own less than 1 percent of the Series A shares. These percentages are calculated by taking the person’s number of combined Series A and Series B shares as reflected in the table above and dividing that number by the sum of (a) the Series A shares issued and outstanding, plus (b) the total of Series B shares owned by the person as reflected in the table above, plus (c) the person’s exercisable Series A stock options plus shares issuable upon the vesting and payment of restricted stock unit (RSU) awards listed in footnote (2) to the table.

The family relationships among the directors and named executive officers are as follows: Robert Decherd and Dealey Herndon are brother and sister and are second cousins of Jim Moroney.

The following shares are included in the individual’s holdings because the individual has either sole or shared voting and dispositive power with respect to such shares.

Skip Cass—309 Series A shares and 400 Series B shares owned by Skip and his wife as to which he shares voting and dispositive power.

Robert Decherd—2,796 Series A shares held in trust for which Robert serves as trustee; Robert disclaims beneficial ownership of these shares. Robert’s holdings also include 4,631 Series B shares owned by him and his wife as to which he shares voting and dispositive power.

Dealey Herndon—4,000 Series A shares held by a charitable foundation she established and for which she serves as a director. Dealey disclaims beneficial ownership of these shares.

Jim Moroney—10,399 Series A shares and 470,055 Series B shares held by Moroney Management, Limited, a family limited partnership of which he is the managing general partner, and 10,420 Series B shares held in a family trust as to which he has sole voting authority, as well as 96 Series B shares owned by Jim and his wife as to which he shares voting and dispositive power. Jim’s holdings also include 5,960 Series A shares held by a family charitable foundation for which Jim serves as trustee; 6,790 Series A and 52,940 Series B shares and options to acquire 3,669 Series B shares held by the Estate of James M. Moroney, Jr., of which Jim is the executor; and 8,095 Series A shares and 75,319 Series B shares owned by Jim’s mother as to which he has voting and dispositive power.

(2)	The number of shares shown in the table above includes (a) A. H. Belo shares held in the A. H. Belo Savings Plan at March 15, 2008, and (b) shares that could be purchased by exercise of options exercisable on March 15, 2008 or within 60 days thereafter (to and including May 14, 2008) under A. H. Belo’s equity compensation plans, and (c) shares that could be received upon the vesting and payment of RSU awards through May 14, 2008, as follows:

			Exercisable
	Shares of		Stock Options for		Net Shares Issuable Upon
	A. H. Belo Common		Shares of A. H.		Vesting & Payment of
	Stock Held in		Belo		RSU Awards
	A. H. Belo Savings Plan		Common Stock		through May 14, 2008
Name	Series A	Series B	Series A	Series B	Series A	Series B
Robert W. Decherd	1,093	—	—	404,691	—	—
James M. Moroney III	981	—	—	123,619	—	—
Donald F. (Skip) Cass, Jr.	591	—	—	36,670	—	—
Alison K. Engel	13	—	—	490	—	—
Daniel J. Blizzard	—	—	—	5,820	—	—
Louis E. Caldera	—	—	—	10,022	—	—
Douglas G. Carlston	—	—	—	1,026	—	—
Dealey D. Herndon	—	—	—	14,461	—	—
Laurence E. Hirsch	—	—	—	29,514	—	—
J. McDonald Williams	—	—	—	16,304	—	—
All directors and executive officers as a group (10 persons)	2,678	—	—	642,617	—	—

(3)	Pursuant to SEC rules, the percentages in the table are calculated by taking the number of shares indicated as beneficially owned by the listed person or group and dividing that number by the sum of (a) the number of issued and outstanding shares in each series or the combined series, as applicable, plus (b) the number of shares of each series or the combined series, as applicable, that the person or group may purchase through the exercise of stock options or receive upon the vesting and payment of RSU awards as indicated in footnote (2) to the table.
Stock Ownership of Other Principal Shareholders (greater than 5 percent)
          No SEC filings have been made by other principal shareholders (greater than 5 percent) of A. H. Belo common stock at the time of filing of this Annual Report on Form 10-K. Consequently, the information in the table and footnotes below is primarily based on information contained in reports on Schedules 13G and Forms 13F with respect to ownership of Belo Corp. common stock as of December 31, 2007 (“BLC SEC Filings”), adjusted to give effect for the subsequent distribution by Belo Corp. of all of the issued and outstanding shares of A. H. Belo common stock, and assuming there are no changes in any such person’s holdings since December 31, 2007. Based on information in the

BLC SEC filings or otherwise available to the Company, the Company believes that the entities listed below are likely other principal shareholders of A. H. Belo.
Shares of A. H. Belo Common Stock Beneficially Owned
And Percentage of Outstanding Shares as of December 31, 2007(1) (2)
(except as noted in footnotes below)

						Combined
	Series A		Series B			Series A and Series B
Name and Address	Number	Percent	Number	Percent		Number	Percent
GoldenTree Asset Management LP / GoldenTree Asset Management LLC / Steven A. Tananbaum (3)	1,272,497	7.2%	—	*	*	1,272,497	6.2%
300 Park Avenue New York, NY 10022
SAB Capital Advisors, L.L.C./ SAB Capital Management LP/ SAB Capital Management, L.L.C./ Scott A. Bommer (4)	1,236,127	7.0%	—	*	*	1,236,127	6.0%
767 Fifth Avenue, 21st Floor New York, NY 10153
Allianz Global Investors of America, LLC/ Allianz Global Investors Managed Accounts LLC/NFJ Investment Group L.P. (5)	1,193,307	6.8%	—	*	*	1,193,307	5.8%
800 Newport Center Drive Newport Beach, CA 92600
LSV Asset Management (6) One North Wacker Drive Chicago, IL 60606	947,462	5.4%	—	*	*	947,462	4.6%
Barclays Global Investors, N.A. / Barclays Global Fund Advisors / Barclays Global Investors, Ltd. (7)	894,652	5.1%	—	*	*	894,652	4.4%
45 Fremont Street San Francisco, CA 94105
Dimensional Fund Advisors LP (8)	888,799	5.0%	—	*	*	888,799	4.3%
1299 Ocean Avenue Santa Monica, CA 90401
John L. (Jack) Sander (9)	6,044	* *	190,000	6.2%		196,044	* *
10751 E. Cottontail Lane Scottsdale, AZ 85255

**	Less than 1 percent

(1)	Series B shares are convertible at any time on a share-for share basis into Series A shares but not vice versa. For purposes of determining the number of Series A shares beneficially owned by the persons listed, the person may be deemed to be the beneficial owner of the Series A shares into which the Series B shares owned are convertible. The numbers listed in the Series A column, however, do not reflect the Series A shares that may be deemed to be beneficially owned by the person listed because of this convertibility feature.

(2)	Pursuant to SEC rules, the percentages above are calculated by taking the number of shares indicated as beneficially owned by the listed person or group and dividing that number by the sum of (a) the number of issued and outstanding shares in each series or the combined series, as applicable, plus (b) the number of shares of each series or the combined series, as applicable, that the person or group may purchase through the exercise of stock options as indicated in the notes to the table.

(3)	Based upon information contained in their report on Schedule 13G with respect to Belo Corp. Series A common stock, as filed with the SEC on February 14, 2008, GoldenTree Asset Management LP, GoldenTree Asset Management LLC and Steven A. Tananbaum share voting and dispositive power with respect to all of these shares.

(4)	Based upon information contained in their report on Schedule 13G with respect to Belo Corp. Series A common stock, as filed with the SEC on January 24, 2008, as of the date of such filing SAB Capital Advisors, L.L.C., SAB Capital Management LP, SAB Capital Management, L.L.C., and Scott A. Bommer share voting and dispositive power with respect to all of these shares, which are held as follows: 894,827 shares held by SAB Capital Partners, L.P. (“SAB”); 17,836 shares held by SAB Capital Partners II, L.P. (“SAB II”); and 323,463 shares held by SAB Overseas Master Fund, L.P. (“Master Fund”). Each of SAB, SAB II, and Master Fund share voting and dispositive power with respect to the Series A shares held by them.

(5)	Based upon information regarding ownership of Belo Corp. securities contained in their report on Form 13F for the calendar quarter ended December 31, 2007, as filed with the SEC on February 14, 2008, (a) NFJ Investment Group L.P. shares investment authority with respect to 1,106,600 of these shares and has sole voting authority with respect to 553,300 of these shares and (b) Allianz Global Investors of America, LLC shares voting and dispositive power with respect to 86,707 of these shares.

(6)	Based upon information regarding ownership of Belo Corp. securities contained in their report on Form 13F for the calendar quarter ended December 31, 2007, as filed with the SEC on February 7, 2008, LSV Asset Management shares investment authority with respect to 2,700 of these shares and has sole voting authority with respect to 601,384 of these shares.

(7)	Based upon information contained in their report on Schedule 13G with respect to Belo Corp. Series A common stock, as filed with the SEC on February 5, 2008, Barclays Global Investors, N.A. has sole voting power with respect to 402,245 of these shares and sole dispositive power with respect to 472,626 of these shares; Barclays Global Fund Advisors has sole voting and dispositive power with respect to 420,886 of these shares; and Barclays Global Investors, Ltd. has sole voting and dispositive power with respect to 1,140 of these shares.

(8)	Based upon information contained in its report on Schedule 13G with respect to Belo Corp. Series A common stock, as filed with the SEC on February 6, 2008, Dimensional Fund Advisors LP has sole voting and dispositive power with respect to these 888,799 shares.

(9)	John L. (Jack) Sander is a former Vice Chairman of Belo Corp. As of March 15, 2008, his holdings included 190,000 A. H. Belo. Series B Shares that could be purchased by the exercise of stock options issued to him in the distribution. If his Series A total included shares into which his Series B shares held are convertible, he would be deemed to be the beneficial owner of less than 1.1 percent of the Series A shares.
Equity Compensation Plan Information
          There were no shares of Series A or Series B common stock authorized for issuance under A. H. Belo’s equity compensation plans as of December 31, 2007. A. H. Belo’s equity compensation plans were adopted on January 11, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
          A. H. Belo has adopted a written Code of Business Conduct and Ethics, which sets forth A. H. Belo’s policy that all directors, officers, and employees avoid business and personal situations that may give rise to a conflict of interest. A “conflict of interest” under the code will occur when an individual’s private interest significantly interferes or appears to significantly interfere with A. H. Belo’s interest. The Code provides that the Audit Committee (or its designee) is generally responsible for enforcement of the Code relating to members of the Board of Directors; and A. H. Belo’s Management Committee (or its designee) is generally responsible for enforcement of the Code relating to officers and employees.
          The A. H. Belo Board has adopted a written Related Person Transaction Policy and Procedures pursuant to which significant transactions involving the Company and related persons, as defined in Item 404(a) and accompanying instructions of Regulation S-K, are subject to review by the Nominating and Corporate Governance Committee. In determining whether to approve or ratify a related person transaction, the Nominating and Corporate Governance Committee will take into account, among other factors it deems appropriate, whether the related person transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Company is not aware of any other related person transactions that would require disclosure.
          In connection with the spin-off, Belo and A. H. Belo entered into a Separation and Distribution Agreement, a Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement, effective as of the distribution date. Belo’s Dallas/Fort Worth television station, WFAA-TV, and The Dallas Morning News, owned by A. H. Belo, entered into agreements whereby each agrees to provide media content, cross-promotion and other services to the other on a mutually agreed-upon basis. Robert Decherd is chairman of the Board, president and Chief Executive Officer of A. H. Belo, and chairman of the Board of Belo. Jim Moroney, executive vice president of A. H. Belo and Publisher and Chief Executive Officer of The Dallas Morning News, is an executive officer of A. H. Belo and a director of Belo. Dealey Herndon is a director of both Belo and A. H. Belo. Mr. Decherd and Dealey D. Herndon, his sister serve as directors of A.H. Belo and Belo. James M. Moroney, III, executive vice president of A.H. Belo and the Publisher and Chief Executive Officer of The Dallas Morning New, is their second cousin.

Item 14. Principal Accountant Fees and Services
     Ernst & Young LLP served as our independent auditors for the fiscal year ended December 31, 2007. Prior to the distribution of our common stock on February 8, 2008, all fees for services performed by Ernst & Young LLP for Belo and its subsidiaries were billed to, and paid for by Belo. Belo then allocated these fees to its subsidiaries, including the Company.
     Audit Fees. The aggregate fees allocated to the Company by Belo for professional services rendered by Ernst & Young LLP for audit services in preparation of annual and quarterly SEC filings were $1,075 for fiscal 2007 and $773 for fiscal 2006. We have approved the payment of up to $100,000 to Ernst & Young LLP in connection with the audit of our financial statements included in this Annual Report.
     Audit-Related Fees. No fees were allocated to the Company by Belo for professional services rendered by Ernst & Young LLP for audit-related services.
     Tax Fees. The aggregate fees allocated to the Company by Belo for professional services rendered by Ernst & Young LLP in connection with general tax compliance and tax consulting on various matters were $207 in fiscal 2007 and $175 in fiscal 2006.
     The Audit Committee has adopted a policy and procedures that set forth the manner in which the Audit Committee will review and approve all services to be provided by Ernst & Young LLP before the firm is retained to provide such services. The policy requires Audit Committee pre-approval of the terms and fees of the annual audit services engagement, as well as any changes in terms and fees resulting from changes in audit scope or other items. The Audit Committee also pre-approves, on an annual basis, other audit services, and audit-related and tax services set forth in the policy, subject to estimated fee levels pre-approved by the committee. Any other services to be provided by the independent auditors must be separately pre-approved by the Audit Committee. In addition, if the fees for any pre-approved services are expected to exceed by 5 percent or more the estimated fee levels previously approved by the Audit Committee, the services must be separately pre-approved by the committee. As a general guideline, annual fees paid to the independent auditors for services other than audit, audit-related, and tax services should not exceed one-half the dollar amounts of fees to be paid for these three categories of services collectively. The Audit Committee has delegated to the committee chairman and other committee members the authority to pre-approve services in amounts up to $500 per engagement. Services pre-approved pursuant to delegated authority must be reported to the full committee at its next scheduled meeting. The Chief Financial Officer reports periodically to the Audit Committee on the status of pre-approved services, including projected fees.
     All services provided by and all fees paid to Ernst & Young LLP prior to February 8, 2008 were approved by the Belo Audit Committee in accordance with Belo’s pre-approval policy. All services provided by and all fees paid to Ernst & Young LLP subsequent to February 8, 2008 have been approved by our Audit Committee in accordance with our pre-approval policy.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)	The financial statements listed in the Index to Financial Statements included in the table of contents are filed as part of this report.

(2)	The financial schedules required by Regulation S-X are either not applicable or are included in the information provided in the Combined Financial Statements or related Notes, which are filed as part of this report.

(3)	Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit
Number		Description
2.1	*
Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741) (the “February 12, 2008 Form 8-K”))

3.1	*
Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.1 to Amendment No. 3 to the Company’s Form 10 dated January 18, 2008 (Securities and Exchange Commission File No. 001-33741) (the “Third Amendment to Form 10”))

3.3	*
Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated January 11, 2008 (Exhibit 3.2 to Post-Effective Amendment No. 1 to Form 10 dated January 31, 2008 (Securities and Exchange Commission File No. 001-33741))

3.4	*	Amended and Restated Bylaws of the Company, effective January 11, 2008 (Exhibit 3.3 to the Third Amendment to Form 10)

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.3 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)

4.4	*	Rights Agreement dated as of January 11, 2008 between the Company and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)

10.1		Financing agreements:

(1)*  Credit Agreement dated as of February 4, 2008 among the Company, as Borrower, JPMorgan Chase, N.A., as Administrative Agent, JPMorgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Bookrunners, Bank of America, N.A., as Syndication Agent, SunTrust Bank and Capitol One Bank, N.A. as Co-Documentation Agents (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-33741))

Exhibit
Number		Description
10.2		Compensatory plans:

	~	(1)* A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8-K)

	~	(2)* A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)

	~	(3)* A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8-K)

	~	(4)* A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)

10.3		Agreements relating to the distribution of A. H. Belo:

(1)* Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

(2)* Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

(3)* Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

(4)* Separation and Distribution Agreement (See Exhibit 2.1 to the February 12, 2008 Form 8-K)

12		Statements re: Computation of Ratios

21		Subsidiaries of the Company

23		Consent of Ernst & Young LLP

24		Power of Attorney (set forth on the signature page(s) hereof)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Independence Standards excerpted from A.H. Belo Corporation Corporate Governance Guidelines

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION
By:	/s/ Robert W. Decherd
Robert W. Decherd
Chairman of the Board, President and Chief Executive Officer

Dated: March 31, 2008

POWER OF ATTORNEY
     The undersigned hereby constitute and appoint Robert W. Decherd, Donald F. Cass, Jr and Alison K. Engel, and each of them and their substitutes, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue thereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd Robert W. Decherd	Chairman of the Board, President and Chief Executive Officer	March 31, 2008

/s/ Louis E. Caldera Louis E. Caldera	Director	March 31, 2008

/s/ Douglas G. Carlston Douglas G. Carlston	Director	March 31, 2008

/s/ Dealey D. Herndon Dealey D. Herndon	Director	March 31, 2008

/s/ Laurence E. Hirsch Laurence E. Hirsch	Director	March 31, 2008

/s/ J. McDonald Williams J. McDonald Williams	Director	March 31, 2008

/s/ Alison K. Engel Alison K. Engel	Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2008

/s/ George F. Finfrock George F. Finfrock	Vice President/Corporate Controller (Principal Accounting Officer)	March 31, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
A.H. Belo Corporation
We have audited the accompanying balance sheet of A. H. Belo Corporation (“A. H. Belo”) as of December 31, 2007. This balance sheet is the responsibility of A.H. Belo’s management. Our responsibility is to express an opinion on this balance sheet based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of A. H. Belo’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of A. H. Belo’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of A. H. Belo Corporation as of December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Dallas, Texas
March 27, 2008

A. H. Belo Corporation
Balance Sheet
December 31, 2007

Assets
Cash	$1,000

$1,000

Shareholder’s Equity
Common stock; $0.01 par value; 1,000 shares authorized, issued and outstanding	$10
Additional paid-in capital	990

$1,000

See accompanying Note to Balance Sheet.

A. H. Belo Corporation
Note to Balance Sheet
     On October 1, 2007, Belo Corp. (“Belo”) announced a plan to distribute its newspaper businesses and related assets to its shareholders to create a separate public company. On October 1, 2007, Belo also formed a new, wholly-owned subsidiary, A. H. Belo Corporation (“A. H. Belo”), to serve as the holding company for its newspaper businesses and related assets. A. H. Belo was initially capitalized for $1,000 and issued 1,000 shares of its common stock, at $0.01 par value per share, to a subsidiary of Belo. The accompanying balance sheet presents the financial position of A. H. Belo as of December 31, 2007. Statements of operations and cash flows for the period from October 1, 2007 through December 31, 2007 have been omitted as there were no operations or other cash flow activities during this period. Cash represents amounts on deposit with a banking institution.
     On January 18, 2008, A. H. Belo’s certificate of incorporation was amended to increase the number of authorized shares to 127,000,000 shares, of which 2,000,000 shares were designated preferred stock, par value $.01 per share, and 125,000,000 shares were designated common stock, par value $.01 per share (“Common Stock”). Of the authorized shares of Common Stock, 90,000,000 shares were designated as Series A Common Stock, and 30,000,000 shares of Common Stock were designated as Series B Common Stock. The Series A and Series B shares are identical except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Series B shares are convertible at any time on a one-for-one basis into Series A shares but Series A shares are not convertible into Series B shares. Following the distribution discussed below, shares of A. H. Belo’s Series A common stock are traded on the New York Stock Exchange (NYSE symbol: AHC). There is no established public trading market for shares of Series B common stock. Transferability of the Series B shares is limited to family members and affiliated entities of the holder. Upon any other type of transfer, the Series B shares automatically convert into Series A shares.
          On February 8, 2008, Belo contributed all of its subsidiaries engaged in the newspaper business and related assets and liabilities to A. H. Belo. The assets and liabilities transferred to A. H. Belo were recorded at historical cost as a reorganization of entities under common control in the first quarter of 2008.
          On February 8, 2008, Belo settled or assigned intercompany indebtedness between and among Belo and its subsidiaries, including Belo’s subsidiaries engaged in the newspaper business and related assets. Belo settled accounts through contributions of such indebtedness to the capital of the debtor subsidiaries, distributions by creditor subsidiaries, and other non-cash transfers, or assigned such notes to A. H. Belo. As of the effective time of the distribution, Belo had contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by A. H. Belo and its subsidiaries and A. H. Belo assumed the indebtedness owed by Belo to the A. H. Belo subsidiaries.
          On February 8, 2008, the distribution was completed in the form of a pro-rata dividend to Belo’s shareholders of 0.20 shares of A. H. Belo Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock owned as of the close of business on January 25, 2008. As a result of the distribution, A. H. Belo issued 17,603,244 shares of Series A common stock and 2,848,628 shares of Series B common stock.
     On February 8, 2008, as a consequence of the distribution, A. H. Belo became a separate public company. Belo has no further ownership interest in A. H. Belo or in any newspaper or related businesses, and A. H. Belo has no ownership interest in Belo or in any television station or related businesses. A. H. Belo’s relationship with Belo is now governed by a separation and distribution agreement and several ancillary agreements with Belo governing various relationships between A. H. Belo and Belo. Belo and A. H. Belo also co-own certain downtown Dallas, Texas, real-estate used in their respective businesses.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
A. H. Belo Corporation
We have audited the accompanying combined balance sheets of the A. H. Belo Businesses (as defined in Note 1, the “Company”) as of December 31, 2007 and 2006, and the related combined statements of operations, Belo Corp.’s equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the combined financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation.
In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the A. H. Belo Businesses at December 31, 2007 and 2006, and the combined results of their operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Dallas, Texas
March 27, 2008

A. H. BELO BUSINESSES
COMBINED STATEMENTS OF OPERATIONS

	Years ended December 31,
In thousands	2007	2006	2005

Net Operating Revenues
Advertising	$600,335	$674,140	$687,140
Circulation	112,635	116,265	104,790
Other	25,698	27,328	30,414

Total net operating revenues	738,668	817,733	822,344

Operating Costs and Expenses
Salaries, wages and employee benefits	297,630	322,947	306,690
Other production, distribution and operating costs	259,231	258,076	226,438
Newsprint, ink and other supplies	102,501	132,775	141,901
Goodwill impairment	344,424	—	—
Depreciation	45,815	39,996	39,608
Amortization	6,499	6,582	6,614

Total operating costs and expenses	1,056,100	760,376	721,251

Earnings (loss) from operations	(317,432)	57,357	101,093

Other Income and Expense
Interest expense on notes payable to Belo Corp.	(34,834)	(31,814)	(23,661)
Other income, net	3,767	1,504	748

Total other income and expense	(31,067)	(30,310)	(22,913)

Earnings (loss)
Earnings (loss) before income taxes	(348,499)	27,047	78,180
Income tax expense (benefit)	(1,487)	11,868	30,361

Net earnings (loss)	$(347,012)	$15,179	$47,819

See accompanying Notes to Combined Financial Statements.

A. H. BELO BUSINESSES
COMBINED BALANCE SHEETS
Assets

	December 31,
In thousands	2007	2006

Current assets:
Cash and temporary cash investments	$6,874	$10,521
Accounts receivable (net of allowance of $4,596 and $4,381 at December 31, 2007 and 2006, respectively)	90,792	100,817
Inventories	11,407	20,926
Deferred income taxes	4,744	4,738
Prepaids and other current assets	8,202	8,154

Total current assets	122,019	145,156

Property, plant and equipment, at cost:
Land	46,403	46,518
Buildings and improvements	232,267	177,490
Publishing equipment	351,323	324,438
Other	144,503	142,235
Advance payments on property, plant and equipment	23,614	81,645

Total property, plant and equipment	798,110	772,326
Less accumulated depreciation	490,322	459,839

Property, plant and equipment, net	307,788	312,487

Intangible assets, net	40,426	46,925
Goodwill	119,667	464,091
Other assets	29,810	26,156

Total assets	$619,710	$994,815

See accompanying Notes to Combined Financial Statements.

A. H. BELO BUSINESSES
COMBINED BALANCE SHEETS (continued)
Liabilities and Belo Corp.’s Equity

	December 31,
In thousands	2007	2006

Current liabilities:
Accounts payable	$25,384	$29,041
Accrued compensation and benefits	31,161	31,262
Accrued interest on notes payable to Belo Corp.	35,148	31,802
Other accrued expenses	3,822	1,358
Advance subscription payments	24,495	24,476
Current portion of notes payable to Belo Corp.	392	932

Total current liabilities	120,402	118,871

Deferred income taxes	19,189	31,378
Notes payable to Belo Corp.	378,916	353,893
Other liabilities	14,263	9,446

Commitments and contingent liabilities
Belo Corp.’s equity	86,940	481,227

Total liabilities and Belo Corp.’s equity	$619,710	$994,815

See accompanying Notes to Combined Financial Statements

A. H. BELO BUSINESSES
COMBINED STATEMENTS OF BELO CORP.’S EQUITY
Three years ended December 31, 2007

Dollars in thousands

Balance at December 31, 2004	$482,304
Dividends and other distributions	(58,332)
Net earnings	47,819

Balance at December 31, 2005	471,791
Dividends and other distributions	(5,743)
Net earnings	15,179

Balance at December 31, 2006	481,227
Dividends and other distributions	(47,275)
Net loss	(347,012)

Balance at December 31, 2007	$86,940

See accompanying Notes to Combined Financial Statements.

A. H. BELO BUSINESSES
COMBINED STATEMENTS OF CASH FLOWS
Cash Provided (Used)

	Years ended December 31,
In thousands	2007	2006	2005

Operations
Net earnings (loss)	$(347,012)	$15,179	$47,819
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Depreciation and amortization	52,314	46,578	46,222
Goodwill impairment	344,424	—	—
Deferred income taxes	(12,196)	(12,679)	(5,062)
Employee retirement benefit expense (credit)	316	(346)	150
Share-based compensation	2,316	1,691	—
Other non-cash expenses	370	637	(1,688)
Net changes in operating assets and liabilities:
Accounts receivable	9,810	3,131	(7,577)
Inventories, prepaids and other current assets	9,360	427	(3,522)
Other assets	263	338	1,650
Accounts payable	(3,657)	(11,935)	8,862
Accrued compensation and benefits	(101)	(135)	433
Other accrued expenses	5,921	7,595	4,276
Advance subscription payments	19	(984)	(357)

Net cash provided by operations	62,147	49,497	91,206

Investments
Capital expenditures, net	(41,117)	(68,356)	(52,860)
Investment in joint venture	—	—	(9,100)
Other, net	(1,885)	3,041	565

Net cash used for investments	(43,002)	(65,315)	(61,395)

Financing
Dividends and distributions	(47,275)	(5,781)	(53,655)
Net borrowings from Belo Corp.	24,483	20,680	26,312

Net cash provided by (used for) financing	(22,792)	14,899	(27,343)

Net increase (decrease) in cash and temporary cash investments	(3,647)	(919)	2,468

Cash and temporary cash investments at beginning of year	10,521	11,440	8,972

Cash and temporary cash investments at end of year	$6,874	$10,521	$11,440

Supplemental Disclosures
Interest paid, net of amounts capitalized	$31,488	$23,656	$16,902
Income taxes paid, net of refunds	$8,964	$23,951	$43,359

See accompanying Notes to Combined Financial Statements.

A. H. BELO BUSINESSES
NOTES TO COMBINED FINANCIAL STATEMENTS
Note 1: Summary of Significant Accounting Policies
A)	Description of Business and Basis of Presentation On October 1, 2007, Belo Corp. (“Belo”) announced a plan to distribute its newspaper publishing business to its shareholders to create a separate public company. On February 8, 2008, Belo contributed all of the stock of its subsidiaries engaged in the newspaper businesses and related assets to A. H. Belo Corporation (“A. H. Belo” or the “Company”). On February 8, 2008, Belo also distributed, through a pro-rata, tax-free dividend to its shareholders, 0.20 shares of A. H. Belo Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock owned as of the close of business on January 25, 2008. This resulted in A. H. Belo becoming a separate public company with its own management and board of directors. The assets and liabilities transferred to A. H. Belo will be recorded at historical cost as a reorganization of entities under common control in the first quarter of 2008. Following the distribution Belo does not have any ownership interest in A. H. Belo but will continue to conduct business with A. H. Belo pursuant to various inter-company agreements which are discussed in Note 13.

The combined financial statements include the accounts of Belo comprising its newspaper and related businesses (the “A. H. Belo Businesses”). Operating expenses reflect direct expenses of the business together with allocations of certain Belo corporate expenses. The allocations from Belo include certain costs associated with Belo’s corporate facilities, information systems, legal, internal audit, finance (including public company accounting and reporting), employee compensation and benefits administration, risk management, treasury administration and tax functions and were based on actual costs incurred by Belo. Costs allocated to the Company totaled $57,350, $55,307, and $32,864 for the years ended December 31, 2007, 2006, and 2005, respectively. Allocations of corporate facility costs are based on the actual space utilized. Information technology costs and employee compensation and benefits administration are allocated based on headcount. Other costs are allocated to us based on our size relative to the Belo subsidiaries. The Company believes that these cost allocations are reasonable for the services provided. Belo’s various operating units currently share content at no cost. Transactions between the companies comprising the Company have been eliminated in the combined financial statements.

The Company owns three primary daily newspapers, The Dallas Morning News, The Providence Journal, and The Press-Enterprise. They provide local, state, national, and international news. In addition to these three daily newspapers, the Company publishes various niche products in the same or nearby markets where the primary daily newspapers are published. Each of the Company’s daily newspapers and niche publications operates and maintains its own Web site. The Company also operates direct mail and commercial printing businesses.

All dollar amounts are in thousands, unless otherwise indicated. Certain prior period amounts have been reclassified to conform to current year presentation.

B)	Cash and Temporary Cash Investments The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be temporary cash investments. Such temporary cash investments are classified as available-for-sale and are carried at fair value.

C)	Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company has estimated the allowance for doubtful accounts using historical net write-offs of uncollectible accounts. The Company analyzed the ultimate collectibility of the accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis were then applied to the current accounts receivable to determine the allowance necessary for that period. Our policy is to write off accounts after all collection efforts have failed; generally, amounts past due by more than one year have been written off. Expense for such uncollectible amounts is included in other production, distribution and operating costs. The carrying value of accounts receivable approximates fair value. The following table shows the expense for uncollectible accounts and accounts written off, net of recoveries, for the years ended December 31, 2007, 2006 and 2005:

	Expense for	Accounts
	Uncollectible	Written
	Accounts	Off

2007	$5,982	$5,767
2006	$5,181	$6,231
2005	$5,085	$3,433

D)	Risk Concentration Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable. A significant portion of the Company’s customer base is concentrated within the local geographical area of each newspaper. The Company generally extends credit to customers, and the ultimate collection of accounts receivable could be affected by the local economy. Management performs continuous credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. Management does not believe that there is any significant credit risk that could have a material effect on the Company’s financial condition.

E)	Inventories Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are stated at the lower of average cost or market value (first-in, first-out method). Newsprint inventory varies from approximately a 30-day to 45-day supply, depending on availability and market conditions. Damaged newsprint is generally returned to the manufacturer or supplier within 30 days for a full credit. Obsolete inventory is generally not a factor.

F)	Property, Plant and Equipment Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated
Useful Lives

Buildings and improvements	5-30 years
Newspaper publishing equipment	3-20 years
Other	3-10 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of the carrying amount to the future net cash flows the property and equipment is expected to generate. Based on this assessment, no impairment was recorded in any of the periods presented.

G)	Intangible Assets and Goodwill The Company’s intangible assets and goodwill result from its significant business acquisitions, which occurred prior to 1998. In connection with these acquisitions, the Company obtained appraisals of the significant assets purchased. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill.

Prior to January 1, 2002, all of the acquired intangible assets were classified together as “goodwill and intangible assets” in the Company’s combined financial statements and were amortized over a composite life of 40 years. On January 1, 2002, upon adoption of Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”, the Company ceased amortization of its goodwill.

Goodwill is tested at least annually by reporting unit for impairment. A reporting unit consists of the newspaper operations in each individual market. The impairment test for goodwill is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not impaired. If the carrying amount exceeds the fair value, a second step is performed to calculate the implied fair value of the goodwill of the individual reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole. To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. See Note 3 for further discussion of the goodwill impairment testing procedures and results.

The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the fair value of its goodwill and other intangible assets. The estimates of future cash flows are based on assumptions which management believes are reasonable. However, changes in these estimates or assumptions could produce changes in the results of the impairment tests.

The Company’s separable intangible assets that have finite useful lives consist of subscriber lists, which continue to be amortized on a straight-line basis over their estimated useful lives of 18 years. The Company reviews the carrying value of intangible assets for impairment at least annually or whenever events and circumstances indicate that the carrying value of these may not be recoverable. Recoverability of the carrying values is measured by comparison of the carrying amount to the future net cash flows the intangible assets are expected to generate. Based on this assessment, no impairment for the subscriber lists was recorded in any of the periods presented.

H)	Revenue Recognition The Company’s principal sources of revenue are the advertising space in published issues of its newspapers and on the Company’s Web sites, the sale of newspapers to distributors and individual subscribers, and amounts charged to customers for direct mail and commercial printing. Newspaper advertising revenue is recorded, net of agency commissions, when the advertisements are published in the newspaper. Advertising revenues for Web sites are recorded, net of agency commissions, ratably over the period of time the advertisement is placed on Web sites. Subscription proceeds are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Subscription revenues under buy-sell arrangements with distributors are recorded based on the net amount received from the distributor, whereas subscription revenues under fee-based delivery arrangements with distributors are recorded based on the amount received from the subscriber. Direct mail and commercial printing revenues are recorded when the products are distributed or shipped.

I)	Advertising Expense The cost of advertising is expensed as incurred. The Company incurred $19,184, $17,472, and $18,756 in advertising and promotion costs during 2007, 2006 and 2005, respectively.

J)	Employee Benefits Prior to the distribution, the Company participated in certain Belo benefit plans. Under these plans, the Company’s portion of the cost of benefits earned by its employees during the year was expensed as earned.

K)	Stock-Based Compensation Prior to the distribution, the Company’s employees participated in a stock-based compensation plan sponsored by Belo. The Company was charged for the stock compensation cost recorded by Belo related to its employees. Compensation expenses for Belo corporate employees that have been allocated to the Company include related stock-based compensation, where applicable.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows”. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Prior to January 1, 2006, Belo accounted for the plans under the recognition and measurement provisions of APB 25, and related interpretations, as permitted by SFAS 123. As a result, no stock-based employee compensation cost was recognized by Belo or the Company in the statement of operations for the year ended December 31, 2005 for options granted, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, Belo and the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006, includes: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R). Results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the years ended December 31, 2007 and 2006 are $1,798 and $1,151 and $5,347 and $3,422, respectively, lower than if it had continued to account for share-based compensation under APB 25.

The following table illustrates the effect on net earnings if Belo and the Company had applied the fair value recognition provisions of SFAS 123 to options granted to the Company’s employees (including the costs for corporate employees allocated to the Company) under Belo’s stock option plans in all periods presented prior to the adoption of SFAS 123R. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

2005
Net earnings, as reported	$47,819
Less: Stock-based compensation expense for options determined under fair value-based method, net of income taxes	4,004

Net earnings, pro forma	$43,815

L)	Income Taxes The Company’s results are included in the combined income tax returns of Belo. However, the provision for income taxes for the periods presented has been determined as if the Company had filed separate tax returns. The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

M)	Use of Estimates The preparation of combined financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Actual results could differ from those estimates.

N)	Segments The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that all of its operating segments meet the criteria under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” to be aggregated into one reporting segment.
Note 2: Recently Issued Accounting Standards
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS No. 141R will have an impact on our combined financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, consummated after the effective date.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the effects of this new standard, but currently believes that adoption will not have a material impact on our financial position or results of operations.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value, and increases disclosures about estimates of fair value. SFAS 157 will be effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is evaluating the effect of the adoption of this standard.
Note 3: Goodwill and Intangible Assets
    The following table sets forth the Company’s identifiable intangible assets, consisting of subscriber lists that are subject to amortization:

	2007			2006
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Subscriber lists	$115,963	$75,537	$40,426	$115,963	$69,038	$46,925

          The amortization expense for intangible assets subject to amortization for the years ended December 31, 2007, 2006, and 2005 was:

2007	$6,499
2006	$6,582
2005	$6,614
          The amortization expense for each of the next five years related to intangible assets subject to amortization at December 31, 2007, is expected to be:

2008	$6,499
2009	$6,499
2010	$5,239
2011	$5,239
2012	$5,239
          Goodwill as of December 31, 2007 and 2006 was approximately $119,667 and $464,091, respectively.
          Based on the results of its annual impairment test of goodwill as of December 31, 2007, the Company recognized impairment charges related to goodwill totaling $344,424 in the fourth quarter of 2007. Of the total charge, $242,794 related to The Providence Journal, and $101,630 related to The Press-Enterprise. The impairment charges resulted primarily from a decline in the estimated fair value of the individual businesses due primarily to lower estimated market growth rates versus prior year estimates and projected increases in newsprint costs. A summary of the changes in the Company’s recorded goodwill is below:

Total Goodwill

Balance at January 1, 2007	$464,091
Goodwill impairment	(344,424)

Balance at December 31, 2007	$119,667

          Based on the annual impairment tests performed for the years ended December 31, 2006 and 2005, there was no impairment of goodwill.
Note 4: Long-Term Incentive Plan
     Prior to the distribution, the Company’s employees participated in Belo’s long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units (“RSUs”), performance shares, performance units or stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.
     Compensation cost charged to the Company under Belo’s long-term incentive plan for the years ended December 31, 2007 and 2006 was $9,085 and $9,070, respectively. There was no compensation cost charged to the Company for the year ended December 31, 2005.

Options
          The non-qualified options granted to employees under Belo’s long-term incentive plan become exercisable in cumulative installments over periods of one to three years and expire after ten years. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Volatility is calculated using an analysis of historical volatility. Belo believes that the historical volatility of Belo’s stock is the best method for estimating future volatility. The expected lives of options are determined based on Belo’s historical share option exercise experience using a rolling one-year average. Belo believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon United States government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

	2007	2006	2005
Weighted average grant date fair value	$6.01	$4.71	$5.89
Weighted average assumptions used:
Expected volatility	27.2%	24.9%	26.0%
Expected lives	9 yrs	6 yrs	6 yrs
Risk-free interest rates	4.66%	4.74%	4.30%
Expected dividend yields	2.51%	2.54%	1.81%
     A summary of option activity under the Belo long-term incentive plan for the three years ended December 31, 2007, is summarized in the following table:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at January 1,	14,757,498	$21.43	16,270,228	$21.17	16,369,928	$20.97
Granted	85,237	$19.91	369,330	$18.60	1,042,860	$22.17
Exercised	(709,214)	$17.79	(1,581,844)	$17.90	(951,810)	$17.90
Canceled	(1,648,873)	$25.70	(300,216)	$22.61	(190,750)	$25.15

Outstanding at December 31,	12,484,648	$21.04	14,757,498	$21.43	16,270,228	$21.17

Vested and exercisable at December 31,	12,021,912	$21.05	13,448,418	$21.36	13,784,308	$20.60

Weighted average remaining contractual term (in years)	4.4		4.9		5.4

     Options granted under the Belo long-term incentive plan are granted where the exercise price equals the closing stock price on the day of grant therefore the options outstanding have no intrinsic value. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 are as follows:

2007	$2,085
2006	$1,805
2005	$5,688

     The following table summarizes information (net of estimated forfeitures) related to Belo stock options outstanding at December 31, 2007:

	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding(a)	Life (years)	Price	Exercisable	Price
$15 - 18	4,608,569	3.28	$17.66	4,442,704	$17.65
$19 - 21	4,223,222	4.21	$20.40	3,900,970	$20.34
$22 - 29	3,638,284	6.13	$26.05	3,566,660	$26.09

$15 - 29	12,470,075	4.43	$21.04	11,910,334	$21.06

(a)	Comprised of Series B shares
     Belo recognized stock-based compensation expense related to awards of stock options for the years ended December 31, 2007 and 2006 of approximately $ 3,958 and $9,886, respectively, of which $1,798 and $5,347, respectively, was charged to the Company. No expense related to awards of stock options was recognized by Belo or the Company in 2004 and 2005. As of December 31, 2007, employees of the Company held options to purchase 4,613,000 shares of Belo Series B shares with a weighted average exercise price of $20.96, of which 4,099,000 of these options with a weighted average exercise price of $20.99 were vested and exercisable. As of December 31, 2007, there was $590 of total unrecognized compensation cost related to the Company’s portion of non-vested Belo options which is expected to be recognized over a weighted average period of 1.2 years.
     In connection with the distribution of A. H. Belo on February 8, 2008, holders of outstanding Belo options received an adjusted Belo option for the same number of shares of Belo common stock as held before but with a reduced exercise price based on the closing price on February 8, 2008. Holders also received one new A. H. Belo option for every five Belo options held as of the distribution date (the distribution ratio) with an exercise price based on the closing share price on February 8, 2008. Following the distribution, there were 2,497,000 A. H. Belo options outstanding at the weighted average exercise price of $21.09, of which 2,404,000 options were exercisable at a weighted average exercise price of $21.11.
Restricted Stock Units (RSUs)
     Under Belo’s long-term incentive plan, its Board of Directors has awarded restricted stock units (“RSUs”). The RSUs have service and/or performance conditions and vest over a period of one to three years. Upon vesting, the RSUs will be redeemed with 60 percent in Belo Series A common stock and 40 percent in cash. A liability has been established for the cash portion of the redemption. During the vesting period, holders of service based RSUs and RSUs with performance conditions where the performance conditions have been met participate in Belo dividends declared by receiving payments for dividend equivalents. Such dividend equivalents are recorded as components of share-based compensation. The RSUs do not have voting rights.

     A summary of RSU activity under the Belo long-term incentive plan for the three years ended December 31, 2007, is summarized in the following table.

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	RSUs	Price	RSUs	Price	RSUs	Price
Outstanding at January 1,	1,388,206	$19.53	364,900	$21.62	—	$—
Granted	813,583	$17.18	1,036,756	$18.82	364,900	$21.62
Vested	(127,863)	$21.36	—	$—	—	$—
Canceled	(125,066)	$19.22	(13,450)	$21.31	—	$—

Outstanding at December 31,	1,948,860	$18.45	1,388,206	$19.53	364,900	$21.62

Vested at December 31,	—	—	—	$—	—	$—
     The fair value of the RSUs granted is determined using the closing trading price of Belo’s shares on the grant date. Belo recognized stock-based compensation expense related to awards of RSUs of $16,239, $7,107 and $ 305 for the years ended December 31, 2007, 2006 and 2005, respectively, of which $7,287, $3,723 and $0, respectively, was charged to the Company. The weighted-average grant-date fair value of the RSUs granted during the years ended December 31, 2007, 2006 and 2005, was $17.18, $18.82 and $21.62, respectively. During 2007, 127,863 RSUs were converted into shares of stock. No RSUs were converted into shares of stock during the years ended December 31, 2006 or 2005. As of December 31, 2007, Belo had $15,215 of total unrecognized compensation cost related to non-vested RSUs of which the Company had $5,333. The compensation cost is expected to be recognized over a weighted-average period of 2.09 years for Belo and 2.36 years for the Company.
     In connection with the distribution, the Belo RSUs were treated as if they were issued and outstanding shares. As a result, the Belo RSUs and the A. H. Belo RSUs taken together, had the same aggregate value based on the closing prices of the Belo stock and the A. H. Belo stock on the distribution date, as the Belo RSUs immediately prior to the distribution.
     Each stock option and RSU (of A. H. Belo and of Belo) will otherwise have the same terms as the current award. The awards would continue to vest as under the existing vesting schedule based on continued employment with Belo or A. H. Belo, as applicable. Following the distribution, A. H. Belo and Belo would recognize compensation expense for any pre-distribution awards related to their respective employees, regardless of which company ultimately issues the awards.
Note 5: Defined Contribution Plans
          Prior to the distribution, the Company’s employees participated in a Belo sponsored defined contribution plan established effective October 1, 1989. The defined contribution plan covers substantially all employees of Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Plan and Internal Revenue Service regulations. The maximum pretax contribution an employee can make is 100 percent of his or her annual eligible compensation (less required withholdings and deductions) up to statutory limits. Employees participate in the defined contribution plan under the Star Plan (for employees who did not elect to continue participation in Belo’s defined benefit pension plan when it was frozen to new participants in 2000, for employees other than members of the Providence newspaper guild, and in 2004, for members of the Providence newspaper guild); or under the Classic Plan (for employees who elected to continue participation in Belo’s defined benefit pension plan). See Note 6 for further discussions of Belo’s defined benefit pension plan. Belo contributes an amount equal to two percent of the compensation paid to eligible employees, subject to limitations, and matches a specified percentage of employees’ contributions under the Star Plan. Under the Classic Plan, Belo matches a percentage of the employees’ contribution but does not make the two percent contribution of the participant’s compensation.

     The Company was charged $9,881, $8,330, and $7,271, in 2007, 2006, and 2005, respectively, for contributions for its employees to Belo’s defined contribution plan, excluding corporate employees whose compensation and benefits were partially allocated to the Company.
     Effective as of February 8, 2008, Belo transferred the vested and non-vested account balances of A. H. Belo employees and former employees from the Belo defined contribution plan to a defined contribution plan established and sponsored by A. H. Belo. Effective with this transfer, A. H. Belo assumed and became solely responsible for all liabilities of Belo’s defined contribution plan with respect to A. H. Belo’s employees and former employees. Subsequent to the transfer, A. H. Belo and its subsidiaries ceased to be participating employers in the Belo defined contribution plan.
     In March 2007, Belo froze benefits under the Pension Plan. See Note 6. As part of the curtailment of the Pension Plan, the Company is providing transition benefits to affected employees, including supplemental contributions to the Belo Pension Transition Supplement Plan, a defined contribution plan, for a period of up to five years. As a result, during 2007, the Company accrued supplemental pension transition contributions totaling $5,414 to this plan. These supplemental pension transition contributions will benefit those employees affected by these changes who remain with Belo or A. H. Belo.
     Prior to February 8, 2008, A. H. Belo established the A. H. Belo Pension Transition Supplement Plan, a defined contribution plan. Concurrent with the date that Belo will make its contribution to its pension transition supplement defined contribution plan for the 2007 plan year, Belo will cause the vested and non-vested account balances of A. H. Belo employees and former employees to be transferred to the A. H. Belo Pension Transition Supplement Plan. At this time, A. H. Belo will assume and be solely responsible for all liabilities for plan benefits of Belo’s pension transition supplement defined contribution plan with respect to A. H. Belo’s employees and former employees. A. H. Belo will reimburse Belo for the aggregate contribution made by Belo to its pension transition supplement defined contribution plan for the 2007 plan year for the accounts of A. H. Belo employees and former employees.
     Belo also sponsors non-qualified defined contribution retirement plans for certain employees. Expense recognized by the Company in 2007, 2006, and 2005 for these plans was $1,806, $777 and $1,009, respectively. Subsequent to December 31, 2007, the plans were discontinued and balances were transferred to the respective participants prior to the distribution of A. H. Belo.
Note 6: Defined Benefit Pension and Other Post Retirement Plans
     Prior to the distribution, some of the Company’s employees participated in Belo’s Pension Plan, which covers employees who elected to continue participation in the plan when it was frozen to new participants in 2000 (for employees other than members of the Providence newspaper guild) and in 2004 (for members of the Providence newspaper guild). The benefits are based on years of service and the average of the employee’s five consecutive years of highest annual compensation earned during the most recently completed ten years of employment. Information regarding Belo’s Pension Plan is included below.
     Belo froze benefits under the Pension Plan effective March 31, 2007. As part of this curtailment of the Pension Plan, Belo and A. H. Belo are providing transition benefits to affected employees, including the granting of five years of additional credited service under the Pension Plan and supplemental contributions for a period of up to five years to a defined contribution plan. As a result, the Company recorded $2,696, representing its portion of Belo’s curtailment loss of $4,082 in the fourth quarter of 2006, included in salaries, wages and employee benefits in the accompanying statement of operations, which represents the previously unrecognized prior service cost associated with years of credited service which are now no longer expected to be earned.
     On December 31, 2006, Belo adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires Belo to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of its Pension Plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption of SFAS 158 represents the remaining net unrecognized actuarial losses as of December 31, 2006. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and which are not recognized as a component of net periodic pension cost in the same periods will be recognized on the same basis as net actuarial losses included in accumulated other comprehensive income at adoption of SFAS 158.
     Because Belo has curtailed all benefits under the Pension Plan as discussed above, the adoption of SFAS 158 had no effect on Belo’s financial position as of December 31, 2006. In addition, the adoption of SFAS 158 had no effect on the Company’s combined statement of operations for the year ended December 31, 2006, and it will not affect the Company’s results of operations in future periods.
     The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the year ended December 31, 2007 and 2006, and the accumulated benefit obligation at December 31, 2007 and 2006, are as follows:

	2007	2006

Funded Status
Projected Benefit Obligation
As of January 1,	$497,626	$507,443
Actuarial gains	(58,827)	(17,603)
Service cost	1,860	11,343
Interest cost	28,947	28,734
Plan amendments	—	40,334
Curtailments	—	(54,984)
Benefits paid	(18,548)	(17,641)

As of December 31,	$451,058	$497,626

Fair Value of Plan Assets
As of January 1,	$451,239	$410,513
Actual return on plan assets	20,955	58,367
Benefits paid	(18,548)	(17,641)

As of December 31,	453,646	451,239

Funded Status as of December 31,	$2,588	$(46,387)

Accumulated Benefit Obligation	$451,058	$497,626

     Amounts recognized in Belo’s balance sheet as of December 31, 2007 and 2006 consist of:

	2007	2006

Non-current prepaid pension cost	$2,588	$—
Accrued pension liability	—	(46,387)
Accumulated other comprehensive loss	9,916	54,737

     The differences between the amounts recorded as prepaid pension cost in 2007 and the non-current pension liability in 2006 and the amounts recorded in accumulated other comprehensive loss are due to cumulative Company contributions in excess of net periodic pension benefit expense.
     Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under SFAS 87. To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions Belo uses include, but are not limited to, the selection of the discount rate. In determining the discount rate assumption, Belo used a measurement date of December 31, 2007 and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from

Belo’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio. The discount rate used to determine benefit obligations for the Pension Plan as of December 31, 2007 and 2006, were 6.85 percent and 6.00 percent, respectively.
     To compute Belo’s net periodic benefit cost in the year ended December 31, 2007, Belo uses actuarial assumptions which include a discount rate, an expected long-term rate of return on plan assets and projected salary increases. The discount rate applied in this calculation is the rate used in computing the benefit obligation as of the end of the preceding year. The expected long-term rate of return on plan assets assumption is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, the end of the year, and was developed through analysis of historical market returns, current market conditions and the Pension Plan’s assets past experience. Although Belo believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results.
     Weighted average assumptions used to determine net periodic benefit cost for years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Discount rate	6.00%	5.75%	6.00%
Expected long-term rate of return on assets	8.50%	8.50%	8.75%
Rate of increase in future compensation	N/A	4.20%	4.20%
     The net periodic pension cost (credit) for the years ended December 31, 2007, 2006 and 2005 includes the following components:

	2007	2006	2005

Service cost — benefits earned during the period	$1,860	$11,343	$10,862
Interest cost on projected benefit obligation	28,947	28,734	27,565
Expected return on plan assets	(36,386)	(34,026)	(31,139)
Amortization of net loss	1,425	7,186	7,820
Amortization of unrecognized prior service cost	—	616	529
Recognized curtailment loss	—	4,082	—

Net periodic pension cost (credit)	$(4,154)	$17,935	$15,637

     The Company was charged $(2,772), $11,856 and $10,432 for the years ended December 31, 2007, 2006 and 2005, respectively, for pension costs for its employees, excluding corporate employees whose compensation and benefits are partially allocated to the Company.
The expected benefit payments, net of administrative expenses, under the plan are as follows:

2008	$20,545
2009	21,695
2010	22,909
2011	24,279
2012	25,823
     Belo’s funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax deductible contribution. Belo made no contributions to the Pension Plan during 2007 and 2006. During 2005, the Company made contributions to the Pension Plan totaling $15,000. The 2005 contributions exceeded Belo’s required minimum contribution for ERISA funding purposes and there was no ERISA funding requirement in 2007 and 2006. No plan assets are expected to be returned to Belo or the Company during the fiscal year ended December 31, 2008.

     The primary investment objective of the Pension Plan is to ensure, over the long-term life of the plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. A secondary objective of the plan is to achieve a level of investment return consistent with a prudent level of portfolio risk that will minimize the financial effect of the Pension Plan on Belo and the Company.
     The Pension Plan weighted-average target allocation and actual asset allocations at December 31, 2007 and 2006 by asset category are as follows:

	Target	Actual
Asset category	Allocation	2007	2006

Domestic equity securities	60.0%	59.7%	61.0%
International equity securities	15.0%	18.9%	19.5%
Fixed income securities	25.0%	20.9%	19.1%
Cash	—	0.5%	0.4%

Total	100.0%	100.0%	100.0%

     Pension Plan assets do not include any Belo common stock at December 31, 2007 or 2006.
     Subsequent to the distribution of A. H. Belo, Belo retained sponsorship of the Pension Plan and will, jointly with A. H. Belo, administer benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan. The distribution will cause each A. H. Belo employee to have a separation from service for purposes of commencing benefits under the Pension Plan at or after age 55. As sponsor of the Pension Plan, Belo will be solely responsible for satisfying the funding obligations with respect to the Pension Plan and retains sole discretion to determine the amount and timing of any contributions required to satisfy such funding obligations. Belo also retains the right, in its sole discretion, to terminate the Pension Plan. A. H. Belo will reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan.
     Belo also sponsors post retirement benefit plans that certain of the Company’s employees participate in. Expense recognized by the Company for the years ended December 31, 2007, 2006 and 2005 for these plans was $169, $392 and $442, respectively.
Note 7: Long-term Debt
     Prior to the distribution, A. H. Belo and its subsidiaries had notes payable arrangements with Belo, primarily to facilitate tax planning and cash management strategies. These notes accrued interest at prime plus one percent and have various payment terms.
          There were three types of notes payable to Belo:
•	Revolving notes which have an upper limit up to which an entity may borrow and are payable in full at the end of each fiscal year;

•	Installment notes payable in ten equal annual installments on each of the ten anniversaries from the inception of the note; and

•	Notes payable in full on the tenth anniversary from the inception of the note.

Notes payable to Belo consist of the following at December 31, 2007 and 2006:

	2007	2006
Revolving notes	$224,433	$201,432
Installment notes	853	1,785
Balloon notes	154,022	151,608

Total notes payable to Belo Corp.	379,308	354,825
Less current maturities	392	932

Long-term portion of notes payable to Belo Corp.	$378,916	$353,893

     The weighted average effective interest rate on the notes payable was 8.5 percent and 9.25 percent at December 31, 2007 and 2006, respectively.
          As of February 8, 2008, in connection with Belo Corp.’s distribution of the Company, Belo contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by the Company or assigned indebtedness to the Company. This effectively settled the notes payable balances described above.
     In connection with the distribution from Belo, A. H. Belo entered into a bank credit facility agreement (the “Credit Agreement”) on February 4, 2008, with JPMorgan Chase Bank, N.A., J.P. Morgan Securities, Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other lenders party thereto. This facility may be used for future working capital needs and other general corporate purposes, including letters of credit. The Credit Agreement consists of a $100 million senior unsecured five-year revolving credit facility. Borrowings under this agreement will bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio.
     The Credit Agreement contains a number of restrictions on the Company’s business, including, but not limited to, restrictions on the Company’s (and certain of its subsidiaries’) ability to incur indebtedness; grant liens on assets; make certain restricted payments; merge, consolidate, or sell assets; engage in transactions with affiliates; enter into restrictive agreements; enter into sale-leaseback transactions; and to make certain investments. In addition, the Company is subject to a leverage ratio covenant and a fixed charge coverage ratio covenant. The Credit Agreement also contains affirmative covenants and events of default, including a cross-default to certain other debt. Failure to comply with these covenants, or the occurrence of an event of default, could result in acceleration of the Company’s debt and other financial obligations under the Credit Agreement.
     The Credit Agreement requires the Company’s material subsidiaries to guarantee the obligations of the Company under the agreement.

Note 8: Income Taxes
     Income tax expense for the years ended December 31, 2007, 2006, and 2005 consists of the following:

	2007	2006	2005
Current
Federal	$4,527	$19,478	$31,670
State	5,678	4,085	4,081

Total current	10,205	23,563	35,751

Deferred
Federal	(8,259)	(10,759)	(5,547)
State	(3,433)	(936)	157

Total deferred	(11,692)	(11,695)	(5,390)

Total income tax expense (benefit)	$(1,487)	$11,868	$30,361

     Income tax expense (benefit) for the years ended December 31, 2007, 2006, and 2005 differ from amounts computed by applying the applicable United States federal income tax rate as follows:

	Years ended December 31,
	2007	2006	2005
Computed expected income tax expense (benefit)	$(121,975)	$9,466	$27,363
Texas margin tax adjustment	(1,896)	—	—
State income taxes	3,380	2,047	2,755
Impairment charge	120,548	—	—
Other	(1,544)	355	243

Total income tax expense (benefit)	$(1,487)	$11,868	$30,361

Effective income tax expense (benefit) rate	(0.4)%	43.9%	38.8%

     In May 2006, the Texas legislature enacted a new law that reforms the Texas franchise tax system and replaces it with a new tax system, referred to as the Texas margin tax. The Texas margin tax is a significant change in Texas tax law because it generally makes all legal entities subject to tax, including general and limited partnerships, while the current franchise tax system applies only to corporations and limited liability companies. The Company conducts some operations in Texas that will become subject to the new Texas margin tax. The effective date of the Texas margin tax, which has been interpreted to be an income tax for accounting purposes, is January 1, 2008 for calendar year-end companies, and the computation of tax liability is expected to be based on 2007 revenues as reduced by certain deductions.
     In accordance with provisions of SFAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be adjusted for the effects of new tax legislation in the period of enactment, the Company recorded reductions of income tax expense of approximately $1,873 and $326 in the second quarters of 2007 and 2006, respectively. The estimates were based on the Texas margin tax law and the guidance issued by the Texas Comptroller of Public Accounts.

     Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax liabilities:
Excess tax amortization	$16,211	$15,862
Excess tax depreciation	13,603	25,093

Total deferred tax liabilities	29,814	40,955
Deferred tax assets:
Deferred compensation and benefits	5,604	4,548
State taxes	1,524	1,730
Expenses deductible for tax purposes in a year different from the year accrued	5,919	5,913
Other	2,324	2,124

Total deferred tax assets	15,371	14,315

Net deferred tax liability	$14,445	$26,640

     On January 1, 2007, the Company adopted FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48, an interpretation of SFAS 109, “Accounting for Income Taxes,” that clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of FIN 48, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax returns in five states. The Company’s federal income tax returns for the years subsequent to December 31, 2002, remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions where the Company operates remain subject to examination for various periods subsequent to December 31, 2001. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its significant income tax filing positions and deductions would be sustained. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon the adoption of FIN 48. If interest and penalties are assessed, interest costs will be recognized in interest expense and penalties will be recognized in operating expenses.
Note 9: Commitments
     As of December 31, 2007, the Company had contractual obligations for capital expenditures that primarily relate to newspaper production equipment and leases. The table below summarizes the following commitments of the Company as of December 31, 2007:

Nature of
Commitment	Total	2008	2009	2010	2011	2012	Thereafter
Capital expenditures and licenses	$6,568	$5,936	$632	$—	$—	$—	$—
Non-cancelable operating leases	11,895	5,081	3,459	1,957	876	514	8

Total	$18,463	$11,017	$4,091	$1,957	$876	$514	$8

Total lease expense for property and equipment was $7,534, $7,978, and $8,080 in 2007, 2006, and 2005, respectively.

Note 10: Contingent Liabilities
     In 2004, Belo announced that an internal investigation, then ongoing, disclosed practices and procedures that led to an overstatement of previously reported circulation figures at The Dallas Morning News, primarily in single copy sales. In response to the overstatement, Belo implemented a voluntary advertiser plan developed by Belo management. The plan included cash payments to advertisers and future advertising credits. Payments under the plan were made without any condition that such advertisers release The Dallas Morning News from liability for the circulation overstatement. To use the credits, advertisers generally placed advertising in addition to the terms of the advertiser’s current contract. There are no unused credits.
     On August 23, 2004, August 26, 2004, and October 5, 2004, three related lawsuits were filed by purported shareholders of Belo in the United States District Court for the Northern District of Texas against Belo, Robert W. Decherd, and Barry T. Peckham, a former executive officer of The Dallas Morning News. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by Belo in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson, all of whom are current or retired executive officers of Belo, and James M. Moroney III, an executive officer of The Dallas Morning News. On May 18, 2007, the court partially granted defendants’ motions to dismiss plaintiffs’ second amended complaint to the extent it dismissed plaintiffs’ complaint as to defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson. The motions to dismiss were denied as to the other defendants. On September 19, 2007, plaintiffs filed their motion for class certification; defendants filed their response to this motion on October 26, 2007. Plaintiffs filed their reply to the response on November 16, 2007. On November 26, 2007, the court denied defendants’ motion for reconsideration of the court’s denial of defendants’ motion to dismiss as to the remaining defendants. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to defend vigorously against them.
     On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of Belo in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, John L. Sander, Dunia A. Shive, Dennis A. Williamson, and James M. Moroney III; Barry T. Peckham; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak, and Arturo Madrid, current or former directors of Belo. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News. On May 30, 2007, after a prior discovery stay ended, the court issued an order administratively closing the case. Under the court’s order, the case is stayed and, as a result, no further action can be taken unless the case is reinstated. The court retained jurisdiction and the case is subject to being reinstated by the court or upon motion by any party. The court’s order was not a dismissal with prejudice.
     Under the terms of the separation and distribution agreement between A. H. Belo and Belo, A. H. Belo and Belo will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described above.
     In 2004, the staff of the SEC notified Belo that it was conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News, circulation overstatement. Belo briefed the SEC on The Dallas Morning News, circulation situation and related matters. The information voluntarily provided to the SEC related to The Dallas Morning News, as well as The

Providence Journal and The Press-Enterprise. On October 1, 2007, the SEC staff sent counsel for Belo a letter stating that the inquiry has been completed and that the SEC staff does not intend to recommend any enforcement action by the SEC.
     On October 24, 2006, eighteen former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement (similar to the circulation-related lawsuits described above). In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007, the court dismissed certain additional claims. A trial date in January 2009 has been set. The Company believes the lawsuit is without merit and intends to defend vigorously against it.
     In addition to the proceedings disclosed above, a number of other legal proceedings are pending against A. H. Belo, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity, or financial position.
Note 11: Reduction in Force
     On September 14, 2006, the Company completed a voluntary severance program for newsroom employees at The Dallas Morning News. The voluntary severance affected approximately 112 positions. The total charge for severance costs and other expenses related to this reduction in workforce was approximately $6,491, which was recorded and paid in 2006. In April 2006, the Company announced its technology optimization initiative. Part of this initiative is the elimination of approximately 60 positions. The total charge for severance costs and other expenses related to this initiative is expected to be approximately $1,742, of which $1,688 was recorded in 2006. Approximately $1,388 of the technology initiative charges were recorded by the Company, with the remaining amount recorded as Belo corporate expenses. Of the $1,688 in charges recorded in salaries, wages and employee benefits as of December 31, 2006, approximately $1,627 was paid in 2006. As of December 31, 2007, all the remaining amounts due have been paid.
Note 12: Related Party Transactions
     In December 2005, Belo Corp. entered into a construction contract with Austin Commercial, L.P. relating to The Dallas Morning News distribution and production center in southern Dallas. As of December 31, 2007, all amounts relating to the contract have been paid and the contract is now complete. The contract provided for total payments of approximately $16,055, of which approximately $2,338 and $13,162 were paid during the years ended December 31, 2007 and 2006, respectively. Bill Solomon, a member of Belo’s Board of Directors, was Chairman of Austin Industries, Inc., the parent company of Austin Commercial, L.P, at the time the contract commenced.
Note 13: Subsequent Events
     On October 1, 2007, Belo announced a plan to distribute its newspaper business and related assets and liabilities to its shareholders to create a separate public company. On February 8, 2008, Belo contributed all of its subsidiaries engaged in the newspaper business and related assets and liabilities to A. H. Belo.
     On February 8, 2008, Belo also settled or assigned intercompany indebtedness between and among Belo and its subsidiaries, including Belo’s subsidiaries engaged in the newspaper business and related assets. Belo settled accounts through contributions of such indebtedness to the capital of the debtor subsidiaries, distributions by creditor subsidiaries, and other non-cash transfers, or assigned such notes to A. H. Belo. As of the effective time of the distribution, Belo had contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by A. H. Belo and its subsidiaries and A. H. Belo assumed the indebtedness owed by Belo to the A. H. Belo subsidiaries.

     On February 8, 2008, the distribution was completed in the form of a pro-rata dividend to Belo’s shareholders shares of 0.20 A. H. Belo Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock owned as of the close of business on January 25, 2008. As a result of the distribution, A. H. Belo issued 17,603,244 shares of Series A common stock and 2,848,628 shares of Series B common stock.
     On February 8, 2008, as a consequence of the distribution, A. H. Belo became a separate public company. Belo has no further ownership interest in A. H. Belo or in any newspaper or related businesses, and A. H. Belo has no ownership interest in Belo or in any television station or related businesses. A. H. Belo’s relationship with Belo is now governed by a series of agreements governing various relationships between A. H. Belo and Belo described below. Belo and A. H. Belo also co-own certain downtown Dallas, Texas real-estate.
     In connection with the distribution, the Company entered into a separation and distribution agreement, a services agreement, a tax matters agreement, an employee matters agreement, and other agreements with Belo. In the separation and distribution agreement, effective as of the distribution date, A. H. Belo and Belo will indemnify each other and certain related parties, from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur) regarding each other’s businesses, whether occurring before, at or after the effective time of the distribution; provided, however, that under the terms of the separation and distribution agreement, the Company and Belo will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described in the Note 10.
     Under the services agreement, Belo (or its subsidiaries) will provide the following services and/or support to A. H. Belo: legal and government affairs; certain human resources activities; and payroll and other specified financial management activities. Similarly, A. H. Belo (or its subsidiaries) will provide the following services and/or support to Belo: information technology; interactive media; certain employee benefit plan administration; real estate management; and other specified operations activities. The services will generally be provided for a term beginning on the distribution date and expiring on the earlier of the second anniversary of the distribution date or the date of termination of a particular service pursuant to the agreement. The party receiving a service can generally terminate provision of that service upon 90 days advance notice to the party providing the service. Payments made or other consideration provided in connection with all continuing transactions between the Company and Belo will be on a basis arrived at by the parties bargaining at arms-length or with respect to services not inconsistent with the business purpose of the parties.
     The tax matters agreement sets out each party’s rights and obligations with respect to payment deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Under this agreement, Belo will be responsible for all income taxes prior to the distribution, except that A. H. Belo will be responsible for its share of income taxes paid on a consolidated basis for the period of January 1, 2008 through February 8, 2008. A. H. Belo will also be responsible for its income taxes for 2008 not paid on a consolidated basis. In addition, even though the distribution otherwise qualifies for tax-free treatment to shareholders, Belo (but not its shareholders) will recognize for tax purposes approximately $51,900 of previously deferred intercompany non-cash gains in connection with the distribution, resulting in a federal income tax obligation of approximately $18,000, and a state tax that is not currently estimable and which is not expected to be material. If such gains are adjusted in the future, then Belo and the Company shall be responsible for paying the additional tax associated with any increase in such gains in the ratio of one-third and two-thirds, respectively. With respect to all other taxes, Belo will be responsible for taxes attributable to the television business and related assets, and A. H. Belo will be responsible for taxes attributable to the newspaper businesses and related businesses. In addition, the Company will indemnify Belo, and Belo will indemnify the Company, for all taxes and liabilities incurred as a result of post-distribution actions or omissions by the indemnifying party that affect the tax consequences of the distribution, subject to certain exceptions.
     The employee matters agreement allocates liabilities and responsibilities regarding employee compensation and benefit plans and programs and other related matters in connection with the distribution, including, without limitation, the treatment of outstanding Belo equity awards, certain outstanding annual and long-term incentive awards, existing deferred compensation obligations, and certain retirement and welfare benefit obligations. See Notes 5 and 6.
     Belo’s Dallas/Fort Worth television station, WFAA-TV, and The Dallas Morning News, owned by A. H. Belo, entered into an agreement whereby each agrees to provide media content, cross-promotion, and other services to the other. The Dallas Morning News and WFAA-TV currently share media content at no cost, as do other media operating companies of Belo and A. H. Belo, and that sharing is expected to continue for the foreseeable future.
     In connection with the distribution from Belo, A. H. Belo entered into a bank credit facility agreement on February 4, 2008. See Note 7.

Note 14: Quarterly Results of Operations (unaudited)
     Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Net operating revenues
Advertising	$141,945	$157,704	$147,511	$153,175
Circulation	27,617	27,894	28,210	28,914
Other	6,151	6,678	6,219	6,650

Total operating revenues	175,713	192,276	181,940	188,739

Operating costs and expenses
Salaries, wages and employee benefits	75,299	72,492	72,840	76,999
Other production, distribution and operating costs	60,899	65,170	66,243	66,919
Newsprint, ink and other supplies	26,668	26,007	25,037	24,789
Goodwill impairment	—	—	—	344,424
Depreciation	11,360	11,352	11,142	11,961
Amortization	1,625	1,625	1,624	1,625

Total operating costs and expenses	175,851	176,646	176,886	526,717

Other expense, net	(8,570)	(6,427)	(8,238)	(7,832)
Income tax (expense) benefit	(688)	3,097	(3,097)	2,175

Net earnings (loss)	$(9,396)	$12,300	$(6,281)	$(343,635)

2006
Net operating revenues
Advertising	$160,761	$174,415	$161,562	$177,402
Circulation	29,184	28,737	29,229	29,115
Other	7,086	7,079	6,467	6,696

Total operating revenues	197,031	210,231	197,258	213,213

Operating costs and expenses
Salaries, wages and employee benefits	83,458	78,043	82,709	78,737
Other production, distribution and operating costs	60,317	66,309	62,515	68,935
Newsprint, ink and other supplies	36,463	33,933	30,484	31,895
Depreciation	9,871	10,028	9,868	10,229
Amortization	1,645	1,646	1,645	1,646

Total operating costs and expenses	191,754	189,959	187,221	191,442

Other expense, net	(6,748)	(7,439)	(8,578)	(7,545)
Income tax (expense) benefit	595	(4,760)	(1,906)	(5,797)

Net earnings (loss)	$(876)	$8,073	$(447)	$8,429