Form 10-Q
period 2008-03-31
A. H. Belo CORP
filed 2008-05-15
CIK 1413898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-33741
A. H. Belo Corporation
(Exact name of registrant as specified in its charter)

Delaware	38-3765318
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

P. O. Box 224866
Dallas, Texas	75222-4866
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (214) 977-4866
Former name, former address and former fiscal year, if changed since last report.
None
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐                      Non-accelerated filer ☑                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Common Stock, $.01 par value	20,478,022*

*	Consisting of 17,629,624 shares of Series A Common Stock and 2,848,398 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

i

PART I.
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
A. H. Belo Corporation and Subsidiaries

	Three months ended March 31,
In thousands, except per share amounts (unaudited)	2008	2007

Net Operating Revenues
Advertising	$124,423	$141,945
Circulation	29,105	27,617
Other	6,659	6,151

Total net operating revenues	160,187	175,713

Operating Costs and Expenses
Salaries, wages and employee benefits	74,265	75,299
Other production, distribution and operating costs	60,966	60,899
Newsprint, ink and other supplies	22,969	26,668
Depreciation	12,241	11,360
Amortization	1,625	1,625

Total operating costs and expenses	172,066	175,851

Loss from operations	(11,879)	(138)

Other Income and Expense
Interest expense	(3,066)	(8,744)
Other income, net	957	174

Total other income (expense)	(2,109)	(8,570)

Loss before income taxes	(13,988)	(8,708)
Income tax (benefit) expense	(5,270)	688

Net loss	$(8,718)	$(9,396)

Net loss per share:
Basic and diluted	$(.43)	$(.46)

Weighted average shares outstanding:
Basic and diluted	20,473	20,452

Dividends declared per share	$.25	N/A
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

	March 31,	December 31,
	2008	2007
In thousands, except share and per share amounts	(unaudited)

Assets

Current assets:
Cash and temporary cash investments	$25,386	$6,874
Accounts receivable, net	75,888	90,792
Inventories	16,950	11,407
Deferred income taxes	6,144	4,744
Prepaids and other current assets	14,156	8,202

Total current assets	138,524	122,019

Property, plant and equipment at cost:
Land	31,158	46,403
Buildings and improvements	219,165	232,267
Publishing equipment	353,550	351,323
Other	163,521	144,503
Advance payments on property, plant and equipment	15,673	23,614

Total property, plant and equipment	783,067	798,110
Less accumulated depreciation	500,363	490,322

Property, plant and equipment, net	282,704	307,788

Intangible assets, net	38,801	40,426
Goodwill	119,667	119,667
Other assets	42,394	29,810

Total assets	$622,090	$619,710

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
A. H. Belo Corporation and Subsidiaries

	March 31,	December 31,
	2008	2007
In thousands, except share and per share amounts	(unaudited)

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$33,811	$25,384
Accrued compensation and benefits	29,198	31,161
Accrued interest on notes payable to Belo Corp.	—	35,148
Other accrued expenses	768	3,822
Advance subscription payments	28,248	24,495
Dividends payable	5,120	—
Current portion of notes payable to Belo Corp.	—	392

Total current liabilities	97,145	120,402

Notes payable to Belo Corp.	—	378,916
Deferred income taxes	26,809	19,189
Other liabilities	16,553	14,263

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued.	—	—
Common stock, $.01 par value. Authorized 125,000,000 shares
Series A: Issued 17,629,624 shares at March 31, 2008	176	—
Series B: Issued 2,848,398 shares at March 31, 2008	28	—
Additional paid-in capital	495,217	—
Retained deficit	(13,838)	—
Belo Corp. equity	—	86,940

Total shareholders’ equity	481,583	86,940

Total liabilities and shareholders’ equity	$622,090	$619,710

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
A. H. Belo Corporation and Subsidiaries

In thousands, except share amounts (unaudited)	Three months ended March 31, 2008
	Common Stock			Additional
	Shares	Shares		Paid-in	Retained	Belo Corp.
	Series A	Series B	Amount	Capital	Deficit	Equity	Total

Balance at December 31, 2007	—	—	$—	$—	$—	$86,940	$86,940
Contribution by Belo Corp.	—	—	—	494,550	—	(86,940)	407,610
Issuance of stock in the Distribution	17,603,499	2,848,496	204	(204)	—	—	—
Share-based compensation	—	—	—	871	—	—	871
Conversion of Series B to Series A	98	(98)	—	—	—	—	—
Issuance of shares for restricted stock units	26,027		—	—	—	—	—
Dividends	—	—	—	—	(5,120)	—	(5,120)
Net loss	—	—	—	—	(8,718)	—	(8,718)

Balance at March 31, 2008	17,629,624	2,848,398	$204	$495,217	$(13,838)	$—	$481,583

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

	Three months ended March 31,
In thousands (unaudited)	2008	2007

Operations
Net loss	$(8,718)	$(9,396)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation and amortization	13,866	12,985
Deferred income taxes	—	28
Employee retirement benefit expense	(226)	66
Share-based compensation	(586)	748
Other non-cash expenses	5,376	(245)
Net changes in operating assets and liabilities, excluding the effects of the Distribution:
Accounts receivable	14,552	19,410
Inventories	(5,543)	2,083
Prepaids and other current assets	(2,746)	(1,492)
Other, net	(867)	—
Accounts payable	8,471	(9,391)
Accrued compensation and benefits	(2,640)	(5,044)
Other accrued expenses	(2,189)	(22,198)
Advance subscription payments	2,809	3,283

Net cash provided by (used for) operations	21,559	(9,163)

Investments
Capital expenditures, net	(1,915)	(9,466)
Other, net	(1,132)	(145)

Net cash used for investments	(3,047)	(9,611)

Financing
Dividends and distributions	—	(19,600)
Net borrowings from Belo Corp.	—	36,378

Net cash provided by financing	—	16,778

Net increase (decrease) in cash and temporary cash investments	18,512	(1,996)

Cash and temporary cash investments at beginning of period	6,874	10,521

Cash and temporary cash investments at end of period	$25,386	$8,525

Supplemental Disclosures
Interest paid, net of amounts capitalized	$—	$31,490

Income taxes paid, net of refunds	$—	$252

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries
(in thousands, except share and per share amounts)
(1)	The accompanying unaudited condensed consolidated financial statements of A. H. Belo Corporation and its subsidiaries (the “Company” or “A. H. Belo”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2007 has been derived from the audited combined financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

(2)	The Company owns three primary daily newspapers: The Dallas Morning News, The Providence Journal, and The Press-Enterprise (Riverside, CA). They publish and distribute local, state, national, and international news. In addition to these three daily newspapers, the Company publishes various niche products in the same or nearby markets where the primary daily newspapers are located. Each of the Company’s daily newspapers and niche publications operates and maintains its own Web site. The Company also operates direct mail and commercial printing businesses. The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that all of its operating segments meet the criteria under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, to be aggregated into one reporting segment.

On February 8, 2008, Belo Corp. (“Belo”) contributed all of the stock of its subsidiaries engaged in the newspaper business and related assets to A. H. Belo (hereafter referred to as the “Distribution”). On February 8, 2008 (the “Distribution Date”), Belo also distributed, through a pro rata, tax-free dividend to its shareholders, 0.20 shares of A. H. Belo Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock, owned as of the close of business on January 25, 2008. As a result of the Distribution, A. H. Belo issued 17,603,499 shares of Series A common stock and 2,848,496 shares of Series B common stock. This resulted in A. H. Belo becoming a separate public company with its own management and board of directors. The assets and liabilities transferred to A. H. Belo were recorded at historical cost as a reorganization of entities under common control. Following the Distribution, Belo does not have any ownership interest in A. H. Belo but will continue to conduct business with A. H. Belo pursuant to various agreements, as more fully described in Note 8, and co-own certain investments.

Operating expenses reflect direct operating expenses of the business together with allocations of certain Belo corporate expenses for the periods prior to the Distribution. For the three months ended March 31, 2007, corporate expenses for the full three months are based on allocations of Belo corporate expenses. The three months ended March 31, 2008 include allocated Belo corporate expenses up to the Distribution Date only. Corporate expenses for the remainder of the three-month period (post-Distribution) are comprised of actual costs incurred by the Company. The allocations from Belo include certain costs associated with Belo’s corporate facilities, information systems, legal, internal audit, finance (including public company accounting and reporting), employee compensation and benefits administration, risk management, treasury administration and tax functions, and are based on actual costs incurred by Belo. Allocations of corporate facility costs are based on the actual space used. Information technology costs and employee compensation and benefits administration are allocated based on headcount. Other costs are allocated to A. H. Belo based on the Company’s size relative to the Belo subsidiaries. Costs allocated to the Company totaled $7,430 and $12,061 for the 39 days ended February 8, 2008 and the three months ended March 31, 2007, respectively. Transactions between the companies comprising A. H. Belo have been eliminated in the consolidated financial statements.

On the Distribution Date, Belo settled or assigned intercompany indebtedness between and among Belo and its subsidiaries, including Belo’s subsidiaries engaged in the newspaper business and related assets. Belo settled accounts through contributions of such indebtedness to the capital of the debtor subsidiaries, distributions by creditor subsidiaries, and other non-cash transfers, or assigned indebtedness to A. H. Belo. As of the effective time of the Distribution, Belo had contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by A. H. Belo and its subsidiaries, and A. H. Belo assumed the indebtedness owed by Belo to the A. H. Belo subsidiaries.

All dollar amounts are in thousands, unless otherwise indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	The following table presents stock-based awards that are excluded for purposes of calculating diluted earnings per share for the three months ended March 31, 2008:

2008

Options excluded due to exercise price in excess of average market price
Number outstanding	2,494
Weighted average exercise price	$21.09
(4)	In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141(R) will have an impact on the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, consummated after the effective date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to implement the fair value option with respect to any existing assets or liabilities; therefore, the adoption of SFAS 159 had no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value, and increases disclosures about estimates of fair value. SFAS 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted SFAS 157 for its financial assets and liabilities. The adoption of this standard on January 1, 2008 did not have a material impact on the Company’s financial position or results of operations. The Company is currently assessing the impact of SFAS 157 for non-financial assets and liabilities.

(5)	Prior to the Distribution, the Company established a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units, performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.

In connection with the Distribution, holders of outstanding Belo options received an adjusted Belo option for the same number of shares of Belo common stock as held before the Distribution but with a reduced exercise price based on the closing price on February 8, 2008. Holders also received one new A. H. Belo option for every five Belo options held as of the Distribution Date (the distribution ratio) with an exercise price based on the closing share price on February 8, 2008. The Belo Restricted Stock Units (“RSUs”) were treated as if they were issued and outstanding shares. Holders of Belo RSUs retained their existing RSUs and also received A. H. Belo RSUs. The number of A. H. Belo RSUs awarded to Belo’s RSU holders was determined using the distribution ratio. As a result, the Belo RSUs and the A. H. Belo RSUs taken together, had the same aggregate value based on the closing prices of the Belo stock and the A. H. Belo stock on the Distribution Date, as the Belo RSUs immediately prior to the Distribution.

Each stock option and RSU (of A. H. Belo and of Belo) otherwise has the same terms as the original awards. The awards continue to vest as under the existing vesting schedule based on continued employment with Belo or A. H. Belo, as applicable.

Share-based compensation cost recognized for awards to A. H. Belo’s employees and non-employee directors was $734 and $3,475, for the three months ended March 31, 2008 and 2007, respectively. No compensation cost is recognized related to options issued by A. H. Belo held by employees and non-employee directors of Belo.

A. H. Belo also recognizes compensation expense for any pre-Distribution awards related to its employees that were issued under Belo’s long-term incentive plans. A. H. Belo’s share-based compensation expense includes $443 for the three months ended March 31, 2008, related to awards that were issued by Belo.

A. H. Belo Option Activity

The following table summarizes the option activity under A. H. Belo’s long-term incentive plan for the three months ended March 31, 2008:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Issued in connection with the Distribution on February 8, 2008	2,496,728	$21.09
Granted	—	—
Exercised	—	—
Canceled	(2,714)	$21.91

Outstanding at March 31, 2008	2,494,014	$21.09

Of the total A. H. Belo options outstanding at March 31, 2008, 994,830 options with a weighted average exercise price of $21.06 are held by A. H. Belo employees and non-employee directors.

A. H. Belo RSU Activity

The following table summarizes the RSU activity under A. H. Belo’s long-term incentive plan for the three months ended March 31, 2008:

		Weighted
		Average
	Number of	Exercise
	RSU’s	Price
Issued in connection with the Distribution on February 8, 2008	391,297	$18.35
Granted	—	—
Vested	(43,477)	$19.10
Canceled	(2,218)	$19.29

Outstanding at March 31, 2008	345,602	$18.25

Of the total A. H. Belo RSUs outstanding at March 31, 2008, 157,702 RSUs are held by A. H. Belo employees and non-employee directors.

(6)	The Company has various employees who participate in The G. B. Dealey Pension Plan, which is sponsored by Belo. As prescribed in the employee matters agreement between the Company and Belo, the Company will reimburse Belo for 60 percent of any future cash contributions to the pension plan. In conjunction with the Distribution, the Company recorded a liability of $3,096 for these anticipated future fundings.

(7)	In 2004, Belo announced that an internal investigation, then ongoing, disclosed practices and procedures that led to an overstatement of previously reported circulation figures at The Dallas Morning News, primarily in single copy sales. In response to the overstatement, Belo implemented a voluntary advertiser plan developed by Belo management. The plan included cash payments to advertisers and future advertising credits. Payments under the plan were made without any condition that such advertisers release The Dallas Morning News from liability for the circulation overstatement. To use the credits, advertisers generally placed advertising in addition to the terms of the advertiser’s current contract. There are no unused credits.

On August 23, 2004, August 26, 2004 and October 5, 2004, three related lawsuits, now consolidated, were filed by purported shareholders of Belo in the United States District Court for the Northern District of Texas against Belo, Robert W. Decherd, and Barry T. Peckham, a former executive officer of The Dallas Morning News, arising out of the circulation overstatement at The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was added later as a defendant. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004, and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification and on April 16, 2008, plaintiffs petitioned the United States Court of Appeals for the Fifth Circuit for permission to appeal that denial. No amount of damages has been specified. The Company believes the complaints are without merit and intends to defend vigorously against them.

On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of Belo in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, John L. Sander, Dunia A. Shive, Dennis A. Williamson, and James M. Moroney III; Barry T. Peckham; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak, and Arturo Madrid, current or former directors of Belo. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News. On May 30, 2007, after a prior discovery stay ended, the court issued an order administratively closing the case and, as a result, no further action can be taken unless the case is reinstated. The court retained jurisdiction and the case is subject to being reinstated by the court or upon motion by any party. The court’s order was not a dismissal with prejudice.

Under the terms of the separation and distribution agreement between A. H. Belo and Belo, A. H. Belo and Belo will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described above.

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement (similar to the circulation-related lawsuits described above). In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007, the court dismissed certain additional claims. A trial date in January 2009 has been set. The Company believes the lawsuit is without merit and intends to defend vigorously against it.

In addition to the proceedings disclosed above, a number of other legal proceedings are pending against A. H. Belo, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity, or financial position.

(8)	In connection with the Distribution, the Company entered into a separation and distribution agreement; a services agreement; a tax matters agreement; an employee matters agreement, which allocates liabilities and responsibilities regarding employee compensation and benefit plans and related matters; and other agreements with Belo or its subsidiaries. In the separation and distribution agreement, effective as of the Distribution Date, A. H. Belo and Belo have agreed to indemnify each other and certain related parties from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur), regarding each other’s businesses, whether occurring before, at or after the effective time of the Distribution; provided, however, that under the terms of the separation and distribution agreement, the Company and Belo will share equally in any liabilities, net of any applicable insurance, resulting from certain circulation-related lawsuits.

Under the services agreement, for a period of up to two years after the Distribution Date, A. H. Belo and Belo (or their respective subsidiaries) will provide each other various services and/or support. Payments made or other consideration provided in connection with all continuing transactions between the Company and Belo will be on an arm’s-length basis or on a basis consistent with the business purpose of the parties.

The tax matters agreement sets out each party’s rights and obligations with respect to payment deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Under this agreement, Belo will be responsible for all income taxes prior to the Distribution, except that A. H. Belo will be responsible for its share of income taxes paid on a consolidated basis for the period of January 1, 2008 through February 8, 2008. A. H. Belo will also be responsible for its income taxes subsequent to the Distribution Date.

Belo’s Dallas/Fort Worth television station, WFAA-TV, and The Dallas Morning News, owned by A. H. Belo, have agreed to provide media content, cross-promotion, and other services to the other. In addition, A. H. Belo and Belo co-own certain downtown Dallas real estate through a limited liability company formed in connection with the Distribution.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)
The following information should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes filed as part of this report.
Overview
A. H. Belo Corporation, headquartered in Dallas, Texas, is a distinguished news and information company that owns and operates three daily newspapers and 12 associated Web sites. A. H. Belo publishes The Dallas Morning News, Texas’ leading newspaper; The Providence Journal, the oldest major daily newspaper of general circulation and continuous publication in the U.S.; and The Press-Enterprise (Riverside, CA), serving southern California’s Inland Empire region. These newspapers produce extensive local, state, national and international news. In addition, the Company publishes various specialty publications targeting niche audiences, young adults and the fast-growing Hispanic market. A. H. Belo also owns direct mail and commercial printing businesses.
The Company intends for the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding A. H. Belo’s financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements.
Results of Operations
(Dollars in thousands, except per share amounts)
Consolidated Results of Operations

		Percentage
Three Months ended March 31,	2008	Change	2007

Net operating revenues	$160,187	(8.8%)	$175,713
Operating costs and expenses	172,066	2.2%	175,851
Other income (expense)	(2,109)	75.4%	(8,570)

Loss before income taxes	(13,988)	(60.6%)	(8,708)
Income tax (benefit) expense	(5,270)	(866.0%)	688

Net loss	$(8,718)	7.2%	$(9,396)

The table below presents the components of net operating revenues for the three-month periods ended March 31, 2008 and 2007, respectively:

		Percentage
Three Months ended March 31,	2008	Change	2007

Advertising	$124,423	(12.3%)	$141,945
Circulation	29,105	5.4%	27,617
Other	6,659	8.3%	6,151

Net operating revenues	$160,187	(8.8%)	$175,713

Advertising revenues accounted for 77.7 percent of total revenues for the three months ended March 31, 2008 compared to 80.8 percent for the three months ended March 31, 2007. Circulation revenue accounted for 18.2 percent of total revenues for the three months ended March 31, 2008 compared to 15.7 percent for the three months ended March 31, 2007. Total revenue decreased 8.8 percent in the three months ended March 31, 2008 versus the same period in the prior year. The Company’s revenues were adversely affected by economic and operating pressures. Total advertising revenue, including print and Internet revenue, was down 12.3 percent. Retail was down 11.3 percent, general was down 7.7 percent, and classified (exclusive of Internet revenue) was down 25.4 percent. Classified revenues at The Dallas Morning News and The Providence Journal were mainly impacted by declines in employment while The Press-Enterprise was predominantly impacted by a decline in real estate. The Press-Enterprise’s advertising revenues were down 25.6 percent, compared to decreases of 10.7 percent at The Providence Journal and 8.7 percent at The Dallas Morning News. The Company had over $12 million in Internet revenue for the three months ended March 31, 2008, which accounted for 7.5 percent of total revenues. Compared to the prior year, Internet revenues decreased 1.9 percent for the three months ended March 31, 2008. Decreases in Internet revenues resulted from declines in employment and real estate classifieds, which are somewhat dependent on upsells from the same print categories. Internet ad revenue, exclusive of classified revenue, increased 10 percent over the prior year.
Circulation revenue increased 5.4 percent during the three months ended March 31, 2008, primarily due to less discounting and home delivery price increases at The Dallas Morning News.

Operating Costs and Expenses
The Company’s operating costs and expenses decreased $3,785, or 2.2 percent, for the three months ended March 31, 2008 compared to the prior year period. The decreases were primarily due to decreases in newsprint costs and salaries and wages, offset by an increase in depreciation expense. The decrease of $3,699 in newsprint, ink and supplies was primarily due to lower newsprint expenses of $2,944, which resulted primarily from lower newsprint volumes. During the three months ended March 31, 2008, A. H. Belo’s operations consumed approximately 30,134 metric tons of newsprint at an average cost of $593 per metric ton. Consumption of newsprint for the same period in the prior year was 34,086 metric tons at an average cost per metric ton of $611. Salaries, wages and benefits expenses decreased $1,034, primarily due to a reduction in stock-based compensation expense of $2,741. This decrease resulted from a reduction in the number of awards granted during the first three months of 2008 compared to the same period in 2007. The decrease in stock-based compensation expense was partially offset by an increase in employee bonuses of $1,713 in the three months ended March 31, 2008, related to the Distribution. Depreciation expense increased by $881 primarily related to new facilities in Riverside, California and Dallas, Texas.
Interest Expense
Interest expense decreased $5,678, or 64.9 percent, during the three months ended March 31, 2008, compared to the prior year period. As of February 8, 2008, in connection with the Distribution of the Company, Belo contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by A. H. Belo or assigned indebtedness to the Company. This effectively settled A. H. Belo’s notes payable balances owed to Belo. As a result, no interest expense was accrued beyond the Distribution Date, as compared to the full three months of interest expense that accrued in the three months ended March 31, 2007.
Other Income, Net
Other income, net increased $783, or 450 percent, in the three months ended March 31, 2008, compared to the same period in 2007, primarily due to a gain on the disposal of land and a building in Riverside, California, not used in the ordinary course of business.
Income Taxes
Income taxes decreased for the three months ended March 31, 2008 by $5,958 compared to the same period in 2007. This decrease is due to lower projected taxable income for 2008.
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations was $21,559 for the three months ended March 31, 2008 compared to net cash used for operations of $9,163 when compared to the same period last year. The changes in cash flows from operations were primarily caused by changes in normal working capital requirements.
The Company believes its current financial condition and credit relationships are adequate to fund its current obligations.
Investing Cash Flows
Net cash flows used for investments were $3,047 for the three months ended March 31, 2008 compared to $9,611 for the same period in 2007. The decrease is primarily due to a reduction in capital expenditures.
Capital Expenditures
Total capital expenditures were $1,915 in the first quarter 2008 compared with $9,466 in the first quarter 2007. These were primarily for facilities and equipment and the building projects mentioned below.
In the first quarter 2007, the Company took possession of a new distribution and production center for The Dallas Morning News in southern Dallas. Approximately $51,000 has been incurred since the beginning of the project and approximately $1,753 was incurred in the three months ended March 31, 2007.

In the first quarter 2007, The Press-Enterprise moved into a new 150,000 square-foot, five-story office building to centralize all news, editorial, advertising, sales and marketing, technology, production support and administrative functions. The total cost of the project is projected to be approximately $40,000. Of the total estimated costs, approximately $36,000 has been incurred since the beginning of the project and approximately $5,283 was incurred in the first quarter 2007.
Financing Cash Flows
There was no cash provided by financing for the three months ended March 31, 2008 compared to $16,778 for the same period in 2007. This decrease is primarily due to the Company having sufficient cash flow provided by operations to pay normal operating costs and acquire capital assets as needed for the first three months of 2008. During the same period last year the Company relied on Belo for funding of the Company’s operations.
Dividends
The Company declared first quarter 2008 dividends of 25 cents per share on Series A and Series B common stock outstanding to be paid on June 6, 2008 to shareholders of record on May 16, 2008.
Other
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
The Company did not draw on its credit facility during the three months ended March 31, 2008. The Company believes its cash on hand, internally generated funds and revolving credit facility are adequate to meet its capital and operating commitments.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141(R) will have an impact on the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, consummated after the effective date.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to implement the fair value option with respect to any existing assets or liabilities; therefore, the adoption of SFAS 159 had no impact on the Company’s financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value, and increases disclosures about estimates of fair value. SFAS 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted SFAS 157 for its financial assets and liabilities. The adoption of this standard on January 1, 2008 did not have a material impact on the Company’s financial position or results of operations. The Company is currently assessing the impact of SFAS 157 for non-financial assets and liabilities.
Forward-Looking Statements
Statements in this report concerning A. H. Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, future financings, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as that term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.
Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates, and newsprint prices; newspaper circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; circulation trends; technological changes; development of Internet publishing and commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures, and investments; general economic conditions; significant armed conflict; and other factors beyond our control, as well as other risks described in the Company’s Annual Report on Form 10-K and other public disclosures and filings with the Securities and Exchange Commission (“SEC”), including the Company’s information statement on Form 10 dated January 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in A. H. Belo’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4T. Controls and Procedures
During the three months ended March 31, 2008, there were no changes in A. H. Belo’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chairman, President and Chief Executive Officer and Senior Vice President/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chairman, President and Chief Executive Officer and Senior Vice President/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chairman, President and Chief Executive Officer and Senior Vice President/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
PART II.
Item 1. Legal Proceedings
In addition to the disclosure below and the matters previously disclosed, for which there are no material developments to report (see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1), a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial position of the Company.
On August 23, 2004, August 26, 2004 and October 5, 2004, three related lawsuits, now consolidated, were filed by purported shareholders of Belo in the United States District Court for the Northern District of Texas against Belo, Robert W. Decherd, and Barry T. Peckham, a former executive officer of The Dallas Morning News, arising out of the circulation overstatement at The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was added later as a defendant. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004, and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification and on April 16, 2008, plaintiffs petitioned the United States Court of Appeals for the Fifth Circuit for permission to appeal that denial. No amount of damages has been specified. The Company believes the complaints are without merit and intends to defend vigorously against them.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from the disclosures included in the Annual Report on Form-10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2008, 98 shares of the Company’s Series B common stock were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act in reliance upon the exemption under Section 3(a)(9) of the Securities Act.
Issuer Purchases of Equity Securities
The Company did not repurchase any of its Series A or Series B common stock during the three months ended March 31, 2008.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Effective May 13, 2008, David R. Morgan and John P. Puerner were elected as directors of A. H. Belo Corporation. Messrs. Morgan and Puerner will both serve on each of the Company’s three standing committees — the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. A copy of the press release announcing their election is furnished herewith as Exhibit 99.1.
Mr. Morgan and Mr. Puerner will receive their annual director compensation at the same time and in the same form as all other non-employee members of the Company’s Board of Directors. The form of Evidence of Award for non-employee directors under the A.H. Belo Corporation 2008 Incentive Compensation Plan, as well as the form of Evidence of Award to be used in connection with future employee awards, are filed herewith as Exhibits 10.2(2)(a) and 10.2(2)(b), respectively.

Item 6. Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit		Description
2.1	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741) (the “February 12, 2008 Form 8-K”))

3.1	*	Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.1 to Amendment No. 3 to the Company’s Form 10 dated January 18, 2008 (Securities and Exchange Commission File No. 001-33741) (the “Third Amendment to Form 10”))

3.3	*	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated January 11, 2008 (Exhibit 3.2 to Post-Effective Amendment No. 1 to Form 10 dated January 31, 2008 (Securities and Exchange Commission File No. 001-33741))

3.4	*	Amended and Restated Bylaws of the Company, effective January 11, 2008 (Exhibit 3.3 to the Third Amendment to Form 10)

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.3 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)

4.4	*	Rights Agreement dated as of January 11, 2008 between the Company and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)

10.1		Financing agreements:

(1)* Credit Agreement dated as of February 4, 2008 among the Company, as Borrower, JPMorgan Chase, N.A., as Administrative Agent, JPMorgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Bookrunners, Bank of America, N.A., as Syndication Agent, SunTrust Bank and Capital One Bank, N.A. as Co-Documentation Agents (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-33741))

10.2		Compensatory plans:

	~	(1)* A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8-K)

	~	(2)* A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)

(a) Form of A. H. Belo 2008 Incentive Compensation Plan Non-Employee Director Evidence of Award

(b) Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Award (for Employee Awards)

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

(4)* Separation and Distribution Agreement (See Exhibit 2.1 to the February 12, 2008 Form 8-K)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Press Release dated May 14, 2008

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. H. BELO CORPORATION
May 15, 2008	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer)

May 15, 2008	By:	/s/ George F. Finfrock
George F. Finfrock
Vice President/Corporate Controller (Principal Accounting Officer)