Form 10-Q
period 2008-06-30
A. H. Belo CORP
filed 2008-08-14
CIK 1413898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-33741
A. H. Belo Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3765318 (I.R.S. employer identification no.)

P. O. Box 224866 Dallas, Texas (Address of principal executive offices)	75222-4866 (Zip code)
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
Yes  ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $.01 par value	20,478,803

*	Consisting of 17,776,627 shares of Series A Common Stock and 2,702,176 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I.
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
A. H. Belo Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts (unaudited)	2008	2007	2008	2007

Net Operating Revenues

Advertising	$125,341	$157,704	$249,764	$299,649
Circulation	30,275	27,894	59,380	55,511
Other	7,639	6,678	14,298	12,829

Total net operating revenues	163,255	192,276	323,442	367,989

Operating Costs and Expenses
Salaries, wages and employee benefits	68,840	72,492	143,105	147,791
Other production, distribution and operating costs	60,948	65,170	121,914	126,069
Newsprint, ink and other supplies	23,738	26,007	46,707	52,675
Depreciation	12,211	11,352	24,452	22,712
Amortization	1,625	1,625	3,250	3,250

Total operating costs and expenses	167,362	176,646	339,428	352,497

(Loss) earnings from operations	(4,107)	15,630	(15,986)	15,492

Other Income and Expense
Interest expense	(165)	(9,035)	(3,231)	(17,779)
Other income, net	305	2,608	1,262	2,782

Total other income (expense)	140	(6,427)	(1,969)	(14,997)

(Loss) earnings before income taxes	(3,967)	9,203	(17,955)	495

Income tax benefit	(770)	(3,097)	(6,040)	(2,409)

Net (loss) earnings	$(3,197)	$12,300	$(11,915)	$2,904

Net (loss) earnings per share:
Basic and diluted	$(0.16)	$0.60	$(0.58)	$0.14

Weighted average shares outstanding:
Basic and diluted	20,478	20,452	20,476	20,452

Dividends declared per share	$—	N/A	$0.25	N/A
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

	June 30,	December 31,
	2008	2007
In thousands, except share and per share amounts	(unaudited)

Assets
Current assets:
Cash and temporary cash investments	$24,882	$6,874
Accounts receivable, net	72,408	90,792
Inventories	17,287	11,407
Deferred income taxes	6,144	4,744
Prepaids and other current assets	11,093	8,202

Total current assets	131,814	122,019

Property, plant and equipment at cost:
Land	31,158	46,403
Buildings and improvements	219,085	232,267
Publishing equipment	356,252	351,323
Other	164,279	144,503
Advance payments on property, plant and equipment	16,725	23,614

Total property, plant and equipment	787,499	798,110
Less accumulated depreciation	512,276	490,322

Property, plant and equipment, net	275,223	307,788

Intangible assets, net	37,176	40,426
Goodwill	119,667	119,667
Other assets	43,237	29,810

Total assets	$607,117	$619,710

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
A. H. Belo Corporation and Subsidiaries

	June 30,	December 31,
	2008	2007
In thousands, except share and per share amounts	(unaudited)

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,016	$25,384
Accrued compensation and benefits	41,078	31,161
Accrued interest on notes payable to Belo Corp.	—	35,148
Other accrued expenses	1,729	3,822
Advance subscription payments	27,587	24,495
Current portion of notes payable to Belo Corp.	—	392

Total current liabilities	100,410	120,402

Notes payable to Belo Corp.	—	378,916
Deferred income taxes	26,809	19,189
Other liabilities	13,916	14,263

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued.	—	—
Common stock, $.01 par value. Authorized 125,000,000 shares
Series A: Issued 17,757,642 shares at June 30, 2008	176	—
Series B: Issued 2,721,161shares at June 30, 2008	28	—
Additional paid-in capital	482,813	—
Retained deficit	(17,035)	—
Belo Corp. equity	—	86,940

Total shareholders’ equity	465,982	86,940

Total liabilities and shareholders’ equity	$607,117	$619,710

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
A. H. Belo Corporation and Subsidiaries

In thousands, except share amounts (unaudited)	Six months ended June 30, 2008
	Common Stock			Additional
	Shares	Shares		Paid-in	Retained	Belo Corp.
	Series A	Series B	Amount	Capital	Deficit	Equity	Total

Balance at December 31, 2007	—	—	$—	$—	$—	$86,940	$86,940

Contribution by Belo Corp.	—	—	—	481,524	—	(86,940)	394,584
Issuance of stock in the Distribution	17,603,499	2,848,496	204	(204)	—	—	—
Share-based compensation	—	—	—	1,493	—	—	1,493
Conversion of Series B to Series A	127,335	(127,335)	—	—	—	—	—
Issuance of shares for restricted stock units	26,808	—	—	—	—	—	—
Dividends	—	—	—	—	(5,120)	—	(5,120)
Net loss	—	—	—	—	(11,915)	—	(11,915)

Balance at June 30, 2008	17,757,642	2,721,161	$204	$482,813	$(17,035)	$—	$465,982

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

	Six months ended June 30,
In thousands (unaudited)	2008	2007

Operations
Net (loss) earnings	$(11,915)	$2,904
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	27,702	25,962
Gain/loss on disposal of fixed assets	(213)	—
Deferred income taxes	—	(8,175)
Employee retirement benefit expense	65	98
Share-based compensation	336	748
Other non-cash items	2,791	(173)
Net changes in operating assets and liabilities, excluding the effects of the Distribution:
Accounts receivable	17,986	15,054
Inventories	(5,880)	2,994
Prepaids and other current assets	176	(3)
Other, net	(5,871)	—
Accounts payable	3,813	(7,400)
Accrued compensation and benefits	(1,072)	(3,313)
Other accrued expenses	1,557	(14,447)
Advance subscription payments	2,148	3,328

Net cash provided by operations	31,623	17,577
Investments
Capital expenditures, net	(8,808)	(18,553)
Other, net	313	72

Net cash used for investments	(8,495)	(18,481)
Financing
Dividends and distributions	(5,120)	(35,604)
Net borrowings from Belo Corp.	—	35,392

Net cash used for financing	(5,120)	(212)

Net increase (decrease) in cash and temporary cash investments	18,008	(1,116)
Cash and temporary cash investments at beginning of period	6,874	10,521

Cash and temporary cash investments at end of period	$24,882	$9,405

Supplemental Disclosures
Interest paid, net of amounts capitalized	$—	$31,429

Income taxes paid, net of refunds	$—	$5,244

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries
(in thousands, except share and per share amounts)
(1)	The accompanying unaudited condensed consolidated financial statements of A. H. Belo Corporation and its subsidiaries (the “Company” or “A. H. Belo”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2007 has been derived from the audited combined financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

(2)	The Company owns three primary daily newspapers: The Dallas Morning News, The Providence Journal, and The Press-Enterprise (Riverside, CA). They publish and distribute local, state, national, and international news. In addition to these three daily newspapers, the Company publishes various niche products in the same or nearby markets where the primary daily newspapers are located. Each of the Company’s daily newspapers and niche publications operates and maintains its own Web site. The Company also operates direct mail and commercial printing businesses. The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that all of its operating segments meet the criteria under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to be aggregated into one reporting segment.
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
Operating expenses reflect direct operating expenses of the business together with allocations of certain Belo corporate expenses for the periods prior to the Distribution. For the three and six months ended June 30, 2007, corporate expenses are based on allocations of Belo corporate expenses. The six months ended June 30, 2008 include allocated Belo corporate expenses up to the Distribution Date only. Corporate expenses for the remainder of the six month period (post-Distribution) and all of the three month period ended June 30, 2008 are comprised of actual costs incurred by the Company. The allocations from Belo include certain costs associated with Belo’s corporate facilities, information systems, legal, internal audit, finance (including public company accounting and reporting), employee compensation and benefits administration, risk management, treasury administration and tax functions, and are based on actual costs incurred by Belo. Allocations of corporate facility costs are based on the actual space used. Information technology costs and employee compensation and benefits administration are allocated based on headcount. Other costs are allocated to A. H. Belo based on the Company’s size relative to the Belo subsidiaries. Costs allocated to the Company totaled $7,430 for the 39 days ended February 8, 2008. Corporate allocated costs for the three and six months ended June 30, 2007 were $14,385 and $26,446, respectively. Transactions between the companies comprising A. H. Belo have been eliminated in the consolidated financial statements.
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
(3)	The following table presents stock-based awards that are excluded for purposes of calculating diluted earnings per share for the three and six months ended June 30, 2008:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008

Options excluded due to exercise price in excess of average market price
Number outstanding	2,471	2,471
Weighted average exercise price	$21.04	$21.04
(4)	In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141(R) will have an impact on the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, consummated after the effective date.
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

In connection with the Distribution, holders of outstanding Belo options received an adjusted Belo option for the same number of shares of Belo common stock as held before the Distribution but with a reduced exercise price based on the closing price on February 8, 2008. Holders also received one new A. H. Belo option for every five Belo options held as of the Distribution Date (the distribution ratio) with an exercise price based on the closing share price on February 8, 2008. The Belo Restricted Stock Units (“RSUs”) were treated as if they were issued and outstanding shares. Holders of Belo RSUs retained their existing RSUs and also received A. H. Belo RSUs. The number of A. H. Belo RSUs awarded to Belo’s RSU holders was determined using the distribution ratio. As a result, the Belo RSUs and the A. H. Belo RSUs, taken together, had the same aggregate value based on the closing prices of the Belo stock and the A. H. Belo stock on the Distribution Date, as the Belo RSUs immediately prior to the Distribution.
Each stock option and RSU (of A. H. Belo and of Belo) otherwise has the same terms as the original awards. The awards continue to vest as under the existing vesting schedule based on continued employment with Belo or A. H. Belo, as applicable.
Share-based compensation cost recognized for awards to A. H. Belo’s employees and non-employee directors was immaterial and $735, for the three and six months ended June 30, 2008 and $1,131 and $4,606 for the three and six months ended June 30, 2007, respectively. No compensation cost is recognized related to options issued by A. H. Belo held by employees and non-employee directors of Belo.
A. H. Belo also recognizes compensation expense for any pre-Distribution awards related to its employees that were issued under Belo’s long-term incentive plans. A. H. Belo’s share-based compensation expense includes $(15) and $428 for the three and six months ended June 30, 2008, related to awards that were issued by Belo.
A. H. Belo Option Activity
The following table summarizes the option activity under A. H. Belo’s long-term incentive plan for the period ended
June 30, 2008:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Issued in connection with the Distribution on February 8, 2008	2,496,728	$21.09

Granted	—	—
Exercised	—	—
Canceled	(25,468)	$25.53

Outstanding at June 30, 2008	2,471,260	$21.04

Of the total A. H. Belo options outstanding at June 30, 2008, 991,221 options with a weighted average exercise price of $21.03 are held by A. H. Belo employees and non-employee directors.
A. H. Belo RSU Activity
The following table summarizes the RSU activity under A. H. Belo’s long-term incentive plan for the period ended
June 30, 2008:

		Weighted
		Average
	Number of	Exercise
	RSUs	Price

Issued in connection with the Distribution on February 8, 2008	391,297	$18.35

Granted	—	—
Vested	(44,780)	$19.10
Canceled	(3,417)	$19.18

Outstanding at June 30, 2008	343,100	$18.25

Of the total A. H. Belo RSUs outstanding at June 30, 2008, 157,461 RSUs are held by A. H. Belo employees and non-employee directors.
(6)	The Company has various employees who participate in The G. B. Dealey Retirement Pension Plan, which is sponsored by Belo. As prescribed in the employee matters agreement between the Company and Belo, the Company will reimburse Belo for 60 percent of any future cash contributions to the pension plan. In conjunction with the Distribution, the Company recorded a liability of $3,096 for these anticipated future fundings.

(7)	In 2004, Belo announced that an internal investigation, then ongoing, disclosed practices and procedures that led to an overstatement of previously reported circulation figures at The Dallas Morning News, primarily in single copy sales. In response to the overstatement, Belo implemented a voluntary advertiser plan developed by Belo management. The plan included cash payments to advertisers and future advertising credits. Payments under the plan were made without any condition that such advertisers release The Dallas Morning News from liability for the circulation overstatement. To use the credits, advertisers generally placed advertising in addition to the terms of the advertiser’s current contract. There are no unused credits.
On August 23, 2004, August 26, 2004 and October 5, 2004, three related lawsuits, now consolidated, were filed by purported shareholders of Belo in the United States District Court for the Northern District of Texas against Belo, Robert W. Decherd, and Barry T. Peckham, a former executive officer of The Dallas Morning News, arising out of the circulation overstatement at The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was added later as a defendant. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004, and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification and on April 16, 2008, plaintiffs petitioned the United States Court of Appeals for the Fifth Circuit for permission to appeal that denial. On June 17, 2008, permission was granted and plaintiffs are appealing denial of class certification. No amount of damages has been specified. The Company believes the complaints are without merit and intends to defend vigorously against them.
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
(9)	On July 28, 2008, the Company announced a broad restructuring of its newspaper operations intended to change substantially the business model for the Company’s print products while accelerating the allocation of resources to new products both in print and online. The Company plans to eliminate $50 million of ongoing costs by the end of the first quarter of 2009, exclusive of newsprint price fluctuations. In conjunction with these initiatives, the Company is making voluntary severance offers to many employees of A. H. Belo’s newspapers. The goal is to reduce total employment at the operating units by approximately 500 full-time equivalents. A. H. Belo will incur a charge in the third quarter related to the voluntary severance offer. The amount of this one-time expense will depend on the length of service and the salary distribution of the employees who accept the voluntary severance offer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)
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
On July 28, 2008, the Company announced a broad restructuring of its newspaper operations intended to change substantially the business model for the Company’s print products while accelerating the allocation of resources to promising new products both in print and online. The Company plans to eliminate $50 million of ongoing costs by the end of the first quarter of 2009, exclusive of newsprint price fluctuations. In conjunction with these initiatives, the Company is making voluntary severance offers to many employees of A. H. Belo’s newspapers. The goal is to reduce total employment at the operating units by approximately 500 full-time equivalents. A. H. Belo will incur a charge in the third quarter related to the voluntary severance offer. The amount of this one-time expense will depend on the length of service and the salary distribution of the employees who accept the voluntary severance offer.
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
Results of Operations
(Dollars in thousands, except per share amounts)
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
	2008	Change	2007	2008	Change	2007

Net operating revenues	$163,255	(15.1)%	$192,276	$323,442	(12.1)%	$367,989
Operating costs and expenses	167,362	(5.3)%	176,646	339,428	(3.7)%	352,497
Other income (expense)	140	(102.2)%	(6,427)	(1,969)	(86.9)%	(14,997)

(Loss) earnings before income taxes	(3,967)	(143.1)%	9,203	(17,955)	(3,727.3)%	495
Income tax benefit	(770)	(75.1)%	(3,097)	(6,040)	150.7%	(2,409)

Net (loss) earnings	$(3,197)	(126.0)%	$12,300	$(11,915)	(510.3)%	$2,904

The table below presents the components of net operating revenues for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,			Ended June 30,
		Percentage			Percentage
	2008	Change	2007	2008	Change	2007

Advertising	$125,341	(20.5)%	$157,704	$249,764	(16.6)%	$299,649
Circulation	30,275	8.5%	27,894	59,380	7.0%	55,511
Other	7,639	14.4%	6,678	14,298	11.5%	12,829

Net operating revenues	$163,255	(15.1)%	$192,276	$323,442	(12.1)%	$367,989

Advertising revenues accounted for 76.8 and 77.2 percent of total revenues for the three and six months ended June 30, 2008, respectively, compared to 82.0 and 81.4 percent for the same periods in the prior year. Circulation revenues accounted for 18.5 and 18.4 percent of total revenues for the three and six months ended June 30, 2008, respectively, compared to 14.5 and 15.1 percent for the same periods in the prior year. Total revenue decreased 15.1 and 12.1 percent for the three and six months ended June 30, 2008 versus the same periods in the prior year. The Company’s revenues were adversely affected by economic and operating pressures. Total advertising revenue, including print and Internet revenue, was down 20.5 and 16.6 percent for the three and six months ended June 30, 2008, respectively. Retail was down 15.3 and 13.4 percent, general was down 29.6 and 19.5 percent, and classified (exclusive of Internet revenue) was down 38.0 and 32.0 percent for the three and six month periods, respectively. Classified revenue at The Dallas Morning News was mainly impacted by a decline in employment while The Providence Journal and The Press-Enterprise were predominantly impacted by declines in real estate. The Press-Enterprise’s advertising revenues were down 24.6 and 25.1 percent for the three and six months ended June 30, 2008, respectively, compared to decreases of 17.0 and 14.0 percent at The Providence Journal and 20.5 and 14.9 percent at The Dallas Morning News. The Company had $12.2 million and $24.2 million in Internet revenue for the three and six months ended June 30, 2008, which accounted for 7.4 and 7.5 percent of total revenues, respectively. Compared to the prior year, Internet revenues decreased 10.5 and 6.4 percent for the three and six months ended June 30, 2008, respectively. Decreases in Internet revenues resulted from declines in employment and real estate classifieds, which are dependent on upsells from the same print categories. Internet ad revenue, exclusive of classified revenue, remained flat for the three month period, but increased 4.7 percent for the six month period ended June 30, 2008, when compared to the same periods in the prior year.

Circulation revenue increased 8.5 and 7.0 percent for the three and six months ended June 30, 2008, primarily due to less discounting and single-copy and home delivery price increases.
Operating Costs and Expenses
The Company’s operating costs and expenses decreased $9,284, or 5.3 percent, and $13,069, or 3.7 percent, for the three and six months ended June 30, 2008, respectively, compared to the same periods in the prior year. The decreases were primarily due to decreases in newsprint costs and salaries and wages and other production, distribution and operating costs offset by an increase in depreciation expense. The decreases of $2,269 and $5,968 in newsprint, ink and supplies for the three and six month periods, respectively, were primarily due to lower newsprint expenses of $1,945 and $4,890, respectively, which resulted primarily from lower newsprint volumes consumed during these periods. During the three and six months ended June 30, 2008, A. H. Belo’s operations consumed approximately 28,964 and 59,099 metric tons of newsprint at an average cost of $684 and $650 per metric ton, respectively. Consumption of newsprint for the same periods in the prior year was 34,382 and 68,468 metric tons at an average cost per metric ton of $596 and $615, respectively. Salaries, wages and benefits expenses decreased $3,652 and $4,686 for the three months and the six months ended June 30, 2008, respectively, primarily due to a reduction in stock-based compensation expense of $1,130 and $3,871, year over year. This decrease is primarily due to declines in fair market value of A. H. Belo common stock. The decreases in stock-based compensation expense were partially offset by increases in employee bonuses of $194 and $1,906 in the three and six months ended June 30, 2008, respectively, related to the Distribution. Depreciation expense increased by $859 and $1,740 for the three and six month periods, respectively, primarily due to new facilities in Riverside, California and Dallas, Texas.
Interest Expense
Interest expense decreased $8,870, or 98.2 percent, and $14,548, or 81.8 percent, during the three and six months ended June 30, 2008, respectively, compared to the prior year periods. As of February 8, 2008, in connection with the Distribution of the Company, Belo contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by A. H. Belo and its subsidiaries or assigned indebtedness to the Company. This effectively settled A. H. Belo’s notes payable balances owed to Belo. As a result, no interest expense was accrued beyond the Distribution Date, as compared to the interest expense that accrued for the entire three and six months ended June 30, 2007.
Other Income, Net
Other income, net decreased $2,303, or 88.3 percent, and $1,520, or 54.6 percent, for the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007, primarily due to a gain on the disposal of land and a building in Dallas, Texas, in 2007 that was not used in the ordinary course of business.
Income Taxes
Income taxes for the three months and six months ended June 30, 2008 increased by $2,327 and decreased by $3,631, respectively, compared to the same periods in 2007. The increase during the three month period is primarily due the allocation methodology used for corporate expenses during 2007. The decrease during the six month period is primarily due to a lower projected taxable income for 2008.
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations was $31,623 for the six months ended June 30, 2008 compared to net cash provided by operations of $17,577 for the same period last year. The changes in cash flows from operations were caused primarily by changes in normal working capital requirements.
The Company believes its current financial condition and credit relationships are adequate to fund its current obligations.
Investing Cash Flows
Net cash flows used for investments were $8,495 for the six months ended June 30, 2008 compared to $18,481 for the same period in 2007. The decrease is primarily due to a reduction in capital expenditures.

Capital Expenditures
Total capital expenditures were $8,808 during the first six months of 2008 compared with $18,553 during the same period in 2007. These were primarily for facilities and equipment and the building projects mentioned below.
During the six months ended June 30, 2007, the Company took possession of a new distribution and production center for The Dallas Morning News in southern Dallas. Approximately $51,000 has been incurred since the beginning of the project and approximately $4,411 was incurred during the six months ended June 30, 2007.
During the first six months of 2007, The Press-Enterprise moved into a new 150,000 square-foot, five-story office building to centralize all news, editorial, advertising, sales and marketing, technology, production support and administrative functions. The total cost of the project is projected to be approximately $40,000. Of the total estimated costs, approximately $40,000 has been incurred since the beginning of the project and approximately $7,748 was incurred in the first six months of 2007.
Financing Cash Flows
There was $5,120 in cash used for financing for the six months ended June 30, 2008 compared to $212 used for financing during the same period in 2007. This increase was primarily due to the Company paying a dividend of 25 cents a share to shareholders in June 2008. During the same period last year the Company relied on Belo for funding of the Company’s operations.
Dividends
The Company declared dividends of 25 cents per share on February 27, 2008, which were paid on June 6, 2008, and on July 25, 2008, which will be paid on September 5, 2008.
Other
The Company entered into a Credit Agreement dated as of February 4, 2008 with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other lenders (the “Credit Agreement”) effective as of the Distribution Date. The Credit Agreement has a five-year term that expires in February 2013. The facility provided for under the Credit Agreement may be used for working capital and other general corporate purposes, including letters of credit.
The Credit Agreement consists of a $100 million senior unsecured five-year revolving credit facility. Revolving credit borrowings under the Credit Agreement will bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio.
The Credit Agreement contains a number of restrictions on the Company’s business, including, but not limited to, restrictions on the Company’s (and certain of its subsidiaries’) ability to incur indebtedness; grant liens on assets; make certain restricted payments; merge, consolidate, or sell assets; engage in transactions with affiliates; enter into restrictive agreements; enter into sale-leaseback transactions; and to make certain investments. In addition, the Company is subject to a leverage ratio covenant and a fixed charge coverage ratio covenant. The Credit Agreement also contains affirmative covenants and events of default, including a cross-default to certain other debt. Failure to comply with these covenants, or the occurrence of an event of default, could result in acceleration of the Company’s debt and other financial obligations under the Credit Agreement and could limit the Company’s borrowing capacity under the agreement. The Credit Agreement requires the Company’s material subsidiaries to guarantee the obligations of the Company under the Credit Agreement.
The Company did not draw on its credit facility during the six months ended June 30, 2008. The Company believes its cash on hand, internally generated funds and revolving credit facility are adequate to meet its capital and operating commitments.

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
Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates, and newsprint prices; newspaper circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; circulation trends; technological changes; development of Internet publishing and commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures, and investments; general economic conditions; significant armed conflict; and other factors beyond our control, as well as other risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and other public disclosures and filings with the Securities and Exchange Commission (“SEC”), including the Company’s information statement on Form 10 dated January 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in A. H. Belo’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T.	Controls and Procedures
During the three months ended June 30, 2008, there were no changes in A. H. Belo’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
On August 23, 2004, August 26, 2004 and October 5, 2004, three related lawsuits, now consolidated, were filed by purported shareholders of Belo in the United States District Court for the Northern District of Texas against Belo, Robert W. Decherd, and Barry T. Peckham, a former executive officer of The Dallas Morning News, arising out of the circulation overstatement at The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was added later as a defendant. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004, and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification and on April 16, 2008, plaintiffs petitioned the United States Court of Appeals for the Fifth Circuit for permission to appeal that denial. On June 17, 2008, permission was granted and plaintiffs are appealing the denial of class certification. No amount of damages has been specified. The Company believes the complaints are without merit and intends to defend vigorously against them.

Item 1A.	Risk Factors
There have been no material changes in the Company’s risk factors from the disclosures included in the Annual Report on Form-10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months and six months ended June 30, 2008, 127,237 and 127,335 shares, respectively, of the Company’s Series B common stock were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act in reliance upon the exemption under Section 3(a)(9) of the Securities Act.
Issuer Purchases of Equity Securities
The Company did not repurchase any of its Series A or Series B common stock during the three months ended June 30, 2008.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

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

(1)* Credit Agreement dated as of February 4, 2008 among the Company, as Borrower, JPMorgan Chase, N.A., as Administrative Agent, JPMorgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Bookrunners, Bank of America, N.A., as Syndication Agent, SunTrust Bank and Capital One Bank, N.A., as Co-Documentation Agents (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-33741))

10.2		Compensatory plans:

	~	(1) A. H. Belo Savings Plan

	~	(2) A. H. Belo 2008 Incentive Compensation Plan

(a) First Amendment to A.H. Belo 2008 Incentive Compensation Plan effective July 23, 2008.

Exhibit		Description

* (b) Form of A. H. Belo 2008 Incentive Compensation Plan Non-Employee Director Evidence of Award

* (c) Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Award (for Employee Awards)

	~	(3) A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008

	~	(4)* A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)

10.3		Agreements relating to the distribution of A. H. Belo:

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

A. H. BELO CORPORATION
August 14, 2008	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer)

August 14, 2008	By:	/s/ George F. Finfrock
George F. Finfrock
Vice President/Corporate Controller (Principal Accounting Officer)