Form 10-Q
period 2008-09-30
A. H. Belo CORP
filed 2008-11-14
CIK 1413898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Common Stock, $.01 par value	20,478,965

*	Consisting of 17,774,549 shares of Series A Common Stock and 2,704,416 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I.
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
A. H. Belo Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts (unaudited)	2008	2007	2008	2007

Net Operating Revenues

Advertising	$114,811	$147,511	$364,575	$447,160
Circulation	31,563	28,210	90,943	83,721
Other	7,459	6,219	21,757	19,048

Total net operating revenues	153,833	181,940	477,275	549,929

Operating Costs and Expenses
Salaries, wages and employee benefits	77,804	72,840	220,909	220,631
Other production, distribution and operating costs	60,768	66,243	182,682	192,312
Newsprint, ink and other supplies	23,523	25,037	70,230	77,712
Impairment on printing press	4,535	—	4,535	—
Depreciation	10,962	11,142	35,414	33,854
Amortization	1,625	1,624	4,875	4,874

Total operating costs and expenses	179,217	176,886	518,645	529,383

(Loss) earnings from operations	(25,384)	5,054	(41,370)	20,546

Other Income and Expense
Interest expense	(52)	(8,768)	(3,283)	(26,547)
Other (expense) income, net	(25)	530	1,237	3,312

Total other expense	(77)	(8,238)	(2,046)	(23,235)

Loss before income taxes	(25,461)	(3,184)	(43,416)	(2,689)

Income tax (benefit) expense	(8,203)	3,097	(14,243)	688

Net loss	$(17,258)	$(6,281)	$(29,173)	$(3,377)

Net loss per share:
Basic and diluted	$(0.84)	$(0.31)	$(1.42)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	20,479	20,452	20,477	20,452

Dividends declared per share	$0.375	N/A	$0.625	N/A
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

	September 30,
	2008	December 31,
In thousands, except share and per share amounts	(unaudited)	2007

Assets
Current assets:
Cash and temporary cash investments	$17,712	$6,874
Accounts receivable, net	66,289	90,792
Inventories	20,701	11,407
Deferred income taxes	6,763	4,744
Prepaids and other current assets	10,944	8,202

Total current assets	122,409	122,019

Property, plant and equipment at cost:
Land	31,158	46,403
Buildings and improvements	219,616	232,267
Publishing equipment	359,973	351,323
Other	158,990	144,503
Advance payments on property, plant and equipment	14,548	23,614

Total property, plant and equipment	784,285	798,110
Less accumulated depreciation	519,995	490,322

Property, plant and equipment, net	264,290	307,788

Intangible assets, net	35,552	40,426
Goodwill	119,667	119,667
Long term deferred income taxes	5,254	—
Investments	32,177	22,899
Other assets	9,067	6,911

Total assets	$588,416	$619,710

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
A. H. Belo Corporation and Subsidiaries

	September 30,
	2008	December 31,
In thousands, except share and per share amounts	(unaudited)	2007

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long term debt	$10,000	$—
Accounts payable	28,907	25,384
Accrued compensation and benefits	40,663	31,161
Accrued interest on notes payable	14	35,148
Other accrued expenses	4,506	3,822
Advance subscription payments	26,774	24,495
Dividends payable	2,560	—
Current portion of notes payable to Belo Corp.	—	392

Total current liabilities	113,424	120,402

Notes payable to Belo Corp.	—	378,916
Deferred income taxes	19,888	19,189
Other liabilities	13,511	14,263

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued.	—	—
Common stock, $.01 par value. Authorized 125,000,000 shares
Series A: issued 17,774,149 shares at September 30, 2008	176	—
Series B: issued 2,704,816 shares at September 30, 2008	28	—
Additional paid-in capital	483,362	—
Retained deficit	(41,973)	—
Belo Corp. equity	—	86,940

Total shareholders’ equity	441,593	86,940

Total liabilities and shareholders’ equity	$588,416	$619,710

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
A. H. Belo Corporation and Subsidiaries

In thousands, except share amounts (unaudited)	Nine months ended September 30, 2008
		Common Stock		Additional
	Shares	Shares		Paid-in	Retained	Belo Corp.
	Series A	Series B	Amount	Capital	Deficit	Equity	Total

Balance at December 31, 2007	—	—	$—	$—	$—	$86,940	$86,940

Contribution by Belo Corp.	—	—	—	481,300	—	(86,940)	394,360
Issuance of stock in the Distribution	17,603,499	2,848,496	204	(204)	—	—	—
Share-based compensation	—	—	—	2,266	—	—	2,266
Conversion of Series B to Series A	143,680	(143,680)	—	—	—	—	—
Issuance of shares for restricted stock units	26,970	—	—	—	—	—	—
Dividends	—	—	—	—	(12,800)	—	(12,800)
Net loss	—	—	—	—	(29,173)	—	(29,173)

Balance at September 30, 2008	17,774,149	2,704,816	$204	$483,362	$(41,973)	$—	$441,593

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

	Nine months ended September 30,
In thousands (unaudited)	2008	2007

Operations
Net loss	$(29,173)	$(3,377)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	40,289	38,728
Provision for bad debt	4,689	3,389
Impairment on printing press	4,535	—
Deferred income taxes	(11,656)	(10,235)
Employee retirement benefit expense	(361)	126
Share-based compensation	(521)	748
Other non-cash items	(63)	(3,445)
Net changes in operating assets and liabilities, excluding the effects of the Distribution:
Accounts receivable	25,276	15,484
Inventories	(9,294)	7,007
Prepaids and other current assets	282	—
Other, net	(2,265)	316
Accounts payable	2,703	(8,912)
Accrued compensation and benefits	(1,490)	(2,776)
Other accrued expenses	1,145	(4,895)
Advance subscription payments	1,336	111

Net cash provided by operations	25,432	32,269
Investments
Capital expenditures, net	(14,033)	(22,823)
Other, net	(321)	(1,900)

Net cash used for investments	(14,354)	(24,723)
Financing
Dividends and distributions	(10,240)	(35,312)
Net borrowings from Belo Corp.	—	25,264
Proceeds from credit facility	10,000	—

Net cash used for financing	(240)	(10,048)

Net increase (decrease) in cash and temporary cash investments	10,838	(2,502)
Cash and temporary cash investments at beginning of period	6,874	10,521

Cash and temporary cash investments at end of period	$17,712	$8,019

Supplemental Disclosures
Interest paid, net of amounts capitalized	$—	$31,457

Income taxes paid, net of refunds	$—	$10,513

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries
(in thousands, except share and per share amounts)
(1)	The accompanying unaudited condensed consolidated financial statements of A. H. Belo Corporation and its subsidiaries (the “Company” or “A. H. Belo”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2007 has been derived from the audited combined financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
(2)	The Company owns three primary daily newspapers: The Dallas Morning News, The Providence Journal, and The Press-Enterprise (Riverside, CA). They publish and distribute local, state, national, and international news. In addition to these three daily newspapers, the Company publishes various niche products in the same or nearby markets where the primary daily newspapers are located. Each of the Company’s daily newspapers and niche publications operates and maintains its own Web site. The Company also operates direct mail and commercial printing businesses. The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that all of its operating segments meet the criteria under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to be aggregated into one reporting segment.

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

Operating expenses reflect direct operating expenses of the business together with allocations of certain Belo corporate expenses for the periods prior to the Distribution. For the three and nine months ended September 30, 2007, corporate expenses are based on allocations of Belo corporate expenses. The nine months ended September 30, 2008 include allocated Belo corporate expenses up to the Distribution Date only. Corporate expenses for the remainder of the nine month period (post-Distribution), including the three month period ended September 30, 2008, comprise actual costs incurred by the Company. The allocations from Belo include certain costs associated with Belo’s corporate facilities, information systems, legal, internal audit, finance (including public company accounting and reporting), employee compensation and benefits administration, risk management, treasury administration and tax functions, and are based on actual costs incurred by Belo. Allocations of corporate facility costs are based on the actual space used. Information technology costs and employee compensation and benefits administration are allocated based on headcount. Other costs are allocated to A. H. Belo based on the Company’s size relative to the Belo subsidiaries. Costs allocated to the Company totaled $7,430 for the 39 days ended February 8, 2008. Corporate allocated costs for the three and nine months ended September 30, 2007 were $12,853 and $39,299, respectively. Transactions between the companies comprising A. H. Belo have been eliminated in the consolidated financial statements.

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

(3)	The following table presents stock-based awards that are excluded for purposes of calculating diluted earnings per share for the three and nine months ended September 30, 2008:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008

Options excluded due to exercise price in excess of average market price
Number outstanding	2,988,880	2,464,380
Weighted average exercise price	$18.50	$21.04
(4)	In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141(R) will have an impact on the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, consummated after the effective date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to implement the fair value option with respect to any existing assets or liabilities; therefore, the adoption of SFAS 159 had no impact on the Company’s financial position or results of operations.

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

Share-based compensation cost recognized for awards to A. H. Belo’s employees and non-employee directors was $604 and $1,339 for the three and nine months ended September 30, 2008 and $1,171 and $5,777 for the three and nine months ended September 30, 2007, respectively. No compensation cost is recognized related to options issued by A. H. Belo held by employees and non-employee directors of Belo.

A. H. Belo also recognizes compensation expense for any pre-Distribution awards related to its employees that were issued under Belo’s long-term incentive plans. A. H. Belo’s share-based compensation expense includes $263 and $691 for the three and nine months ended September 30, 2008, related to awards that were issued by Belo.

A. H. Belo Option Activity

The following table summarizes the option activity under A. H. Belo’s long-term incentive plan for the period ended September 30, 2008:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Issued in connection with the Distribution on February 8, 2008	2,496,728	$21.09

Granted	524,500	6.60
Exercised	—	—
Canceled	(32,348)	24.99

Outstanding at September 30, 2008	2,988,880	$18.50

Of the total A. H. Belo options outstanding at September 30, 2008, 1,513,445 options with a weighted average exercise price of $16.22 are held by A. H. Belo employees and non-employee directors.

A. H. Belo RSU Activity

The following table summarizes the RSU activity under A. H. Belo’s long-term incentive plan for the period ended September 30, 2008:

		Weighted
		Average
	Number of	Exercise
	RSU’s	Price

Issued in connection with the Distribution on February 8, 2008	391,297	$18.35

Granted	61,398	7.65
Vested	(45,050)	19.10
Canceled	(4,380)	19.15

Outstanding at September 30, 2008	403,265	$16.63

Of the total A. H. Belo RSUs outstanding at September 30, 2008, 218,267 RSUs are held by A. H. Belo employees and non-employee directors.

(6)	As described in Note 6 in the 2007 Annual Report on Form 10-K, Belo retained sponsorship and funding obligations of the G. B. Dealey Pension Plan, in which some of A. H. Belo employees participate. Under the employee matters agreement between the Company and Belo, A. H. Belo will reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan. In conjunction with the Distribution, the Company recorded a liability of $3,096 for these anticipated future fundings. Both the fair value of the plan assets and the projected benefit obligations are measured annually on December 31, and as such, the funded status (the difference between the fair value of plan assets and the projected benefit obligation) of the Pension Plan as of September 30, 2008, does not reflect changes in the fair value of plan assets or changes in discount rates on benefit obligations. Changes in general market conditions may affect the funded status of the Pension Plan at the December 31 measurement date, which could require funding in 2009. However, we do not anticipate these changes will impact the Company’s liquidity.

(7)	In 2004, Belo announced that an internal investigation, then ongoing, disclosed practices and procedures that led to an overstatement of previously reported circulation figures at The Dallas Morning News, primarily in single copy sales. In response to the overstatement, Belo implemented a voluntary advertiser plan developed by Belo management. The plan included cash payments to advertisers and future advertising credits. Payments under the plan were made without any condition that such advertisers release The Dallas Morning News from liability for the circulation overstatement. To use the credits, advertisers generally placed advertising in addition to the terms of the advertiser’s current contract. There are no unused credits.

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

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement (similar to the circulation-related lawsuits described above). In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007, the court dismissed certain additional claims. A trial date, originally set in January 2009, has been reset to March 2010. The Company believes the lawsuit is without merit and intends to defend vigorously against it.

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

(9)	On September 12, 2008, the Company completed a voluntary severance offer for newspaper employees. The voluntary severance affected approximately 410 positions. The Company recorded charges in the third quarter of 2008 for severance costs and other expenses related to this reduction in workforce of approximately $11,784, of which $11,053 was paid in the third quarter. Approximately $731 is expected to be paid in the fourth quarter of 2008.

(10)	The Company had approximately $784,000 of property, plant and equipment as of September 30, 2008, including approximately $580,000 related to publishing equipment and other fixed assets. In addition to the original cost of these assets, their recorded value is determined by a number of estimates made by the Company, including estimated useful lives. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) the estimated fair value of the assets; and (ii) the estimated future cash flows expected to be generated by the assets, which estimates are based on additional assumptions such as asset utilization, length of service and estimated salvage values.

In the third quarter of 2008, the Company abandoned a printing press. Management determined not to include this printing press in its web width reduction plan, which became the primary indicator of impairment for this printing press. This decision was based on the age of this printing press; that parts are no longer manufactured for this press; and the cost to retrofit other parts to enable the Company to include this press in the web width reduction plan. The impairment charge recognized during the third quarter of 2008 was approximately $4,535. The timing and price of any potential sale of the printing press cannot be estimated at this time.

(11)	SFAS No. 142, “Goodwill and Other Intangible Assets” requires that goodwill be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company measures the fair value of its reporting units annually on December 31. Changes in general market conditions may affect the fair value of a reporting unit at the December 31 measurement date, which could lead to an impairment when the Company completes its annual impairment test. However, any impairment would not impact the Company’s liquidity. Please refer to notes 1 and 3 in the 2007 Annual Report on Form 10-K for a full description of the Company’s goodwill impairment policies.

(12)	On October 24, 2008, the Company completed an involuntary severance program for newspaper employees. The involuntary severance affected approximately 90 positions. The Company recorded charges in the fourth quarter of 2008 for severance costs and other expenses related to this reduction in workforce of approximately $1,240, all of which is expected to be paid in the fourth quarter of 2008.

As of September 30, 2008, the Company was not in compliance with the fixed charge coverage ratio as required by its credit facility. During the fourth quarter of 2008, the Company’s bank group approved an amendment and waiver to its credit facility. The amended credit agreement, effective October 23, 2008, reduces the total commitment amount from $100,000 to $50,000; sets pricing at LIBOR plus a spread of 250 basis points; waives the fixed charge coverage ratio covenant through January 31, 2009; restricts the payment of cash dividends during such period; and, provides the bank group a security interest in the Company’s accounts receivable and inventory. The amendment does not apply to the dividend declared on September 24, 2008, which was paid on November 10, 2008. The amendment enables the Company to be in compliance with the credit facility covenants as of September 30, 2008.

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
On July 28, 2008, the Company announced a broad restructuring of its newspaper operations intended to change substantially the business model for the Company’s print products while accelerating the allocation of resources to promising new products both in print and online. The Company plans to eliminate $50,000 annually of ongoing costs by the end of the first quarter of 2009, exclusive of newsprint price fluctuations. In conjunction with these initiatives, the Company made voluntary severance offers (“VSO”) to many employees of A. H. Belo’s newspapers and underwent an involuntary reduction in force. On September 12, 2008, the Company completed a VSO for newspaper employees. The voluntary severance affected approximately 410 positions. The Company recorded charges in the third quarter of 2008 for severance costs and other expenses related to this reduction in workforce of approximately $11,784, of which $11,053 was paid in the third quarter. Approximately $731 is expected to be paid in the fourth quarter of 2008. On October 24, 2008, the Company completed an involuntary severance program for newspaper employees. The involuntary severance affected approximately 90 positions. The Company recorded charges in the fourth quarter of 2008 for severance costs and other expenses related to this reduction in workforce of approximately $1,240, all of which is expected to be paid in the fourth quarter of 2008.
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

Results of Operations
(Dollars in thousands, except per share amounts)
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
	2008	Change	2007	2008	Change	2007

Net operating revenues	$153,833	(15.4)%	$181,940	$477,275	(13.2)%	$549,929
Operating costs and expenses	179,217	1.3%	176,886	518,645	(2.0)%	529,383
Other expense	(77)	(99.1)%	(8,238)	(2,046)	(91.2)%	(23,235)

Loss before income taxes	(25,461)	699.7%	(3,184)	(43,416)	1,514.5%	(2,689)
Income tax (benefit) expense	(8,203)	(364.9)%	3,097	(14,243)	(2,170.2)%	688

Net loss	$(17,258)	174.8%	$(6,281)	$(29,173)	763.9%	$(3,377)

The table below presents the components of net operating revenues for the three and nine months ended September 30, 2008 and 2007, respectively:
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
	2008	Change	2007	2008	Change	2007

Advertising	$114,811	(22.2)%	$147,511	$364,575	(18.5)%	$447,160
Circulation	31,563	11.9%	28,210	90,943	8.6%	83,721
Other	7,459	19.9%	6,219	21,757	14.2%	19,048

Net operating revenues	$153,833	(15.4)%	$181,940	$477,275	(13.2)%	$549,929

Advertising revenues accounted for 74.6 and 76.4 percent of total revenues for the three and nine months ended September 30, 2008, respectively, compared to 81.1 and 81.3 percent for the same periods in the prior year. Circulation revenues accounted for 20.5 and 19.1 percent of total revenues for the three and nine months ended September 30, 2008, respectively, compared to 15.5 and 15.2 percent for the same periods in the prior year. Total revenue decreased 15.4 and 13.2 percent for the three and nine months ended September 30, 2008, respectively, versus the same periods in the prior year.
The Company’s revenues were adversely affected by economic and operating pressures. Advertising expense budgets tend to be reduced more than other expenses in times of economic uncertainty or a recession. The continued economic slowdown adversely affected advertising demand and the Company’s business, financial condition and results of operations. Total advertising revenue, including print and Internet revenue, was down 22.2 and 18.5 percent for the three and nine months ended September 30, 2008, respectively. Retail was down 17.3 and 14.7 percent, general was down 23.2 and 20.7 percent, and classified (exclusive of Internet revenue) was down 39.0 and 34.2 percent for the three and nine month periods, respectively. Classified revenue at The Dallas Morning News was mainly impacted by a decline in employment advertising while The Providence Journal and The Press-Enterprise were predominantly impacted by declines in real estate advertising. The Dallas Morning News’ advertising revenues were down 22.3 and 17.4 percent for the three and nine months ended September 30, 2008, respectively, when compared to the same periods in the prior year. The Press-Enterprise’s advertising revenues were down 21.6 and 24.0 percent for the three and nine months ended September 30, 2008, respectively, when compared to the same periods in the prior year. The Providence Journal’s advertising revenues were down 22.3 and 16.8 percent for the three and nine months ended September 30, 2008, respectively, when compared to the same periods in the prior year. The Company had $11,300 and $35,500 in Internet revenue for the three and nine months ended September 30, 2008, respectively, which accounted for 7.3 and 7.4 percent of total revenues, respectively. Compared to the prior year, Internet revenues decreased 18.7 and 10.7 percent for the three and nine months ended September 30, 2008, respectively. Decreases in Internet revenues resulted from declines in employment and real estate classifieds, which depend on upsells from the same print categories. Internet ad revenue, exclusive of classified revenue, decreased 10.7 and 2.3 percent for the three and nine months ended September 30, 2008, respectively, when compared to the same periods in the prior year.
Circulation revenue increased 11.9 and 8.6 percent for the three and nine months ended September 30, 2008, respectively, primarily due to single-copy and home delivery price increases and less discounting.
Operating Costs and Expenses
The Company’s operating costs and expenses increased $2,331, or 1.3 percent, for the three months ended and decreased $10,737, or 2.0 percent, for the nine months ended September 30, 2008, respectively, compared to the same periods in the prior year. The increase during the three months ended September 30, 2008 was primarily due to the VSO of $11,200, and an impairment charge of $4,535 on a printing press. This increase was partially offset by decreases in newsprint costs, salaries and wages, and other production, distribution and operating costs. The decrease in the nine months ended September 30, 2008 was primarily due to decreases in newsprint and other production, distribution and operating costs. This decrease was partially offset by the VSO, an impairment charge on a printing press and an increase in depreciation expense. The decreases of $1,514 and $7,482 in newsprint, ink and supplies for the three and nine month periods, respectively, were primarily due to lower newsprint expenses of $806 and $5,696 respectively, which resulted primarily from lower newsprint volumes consumed during these periods. During the three and nine months ended September 30, 2008, A. H. Belo’s operations consumed approximately 26,830 and 85,929 metric tons of newsprint at an average cost of $745 and $679 per metric ton, respectively. Consumption of newsprint for the same periods in the prior year was 34,295 and 102,763 metric tons at an average cost per metric ton of $576 and $602, respectively. Salaries, wages and benefits expenses increased $4,964 and

$278 for the three months and the nine months ended September 30, 2008, respectively, primarily due to the VSO. This increase was partially offset by a reduction in stock-based compensation expense of $567 and $4,430 year over year. This decrease is primarily due to declines in fair market value of A. H. Belo common stock. Depreciation expense increased by $1,560 for the nine month period primarily due to new facilities in Riverside, California and Dallas, Texas.
Interest Expense
Interest expense decreased $8,716, or 99.4 percent, and $23,264, or 87.6 percent, during the three and nine months ended September 30, 2008, respectively, compared to the prior year periods. As of February 8, 2008, in connection with the Distribution of the Company, Belo contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by A. H. Belo and its subsidiaries or assigned indebtedness to the Company. This effectively settled A. H. Belo’s notes payable balances owed to Belo. As a result, no interest expense for these notes was accrued beyond the Distribution Date, as compared to the interest expense that accrued for the entire three and nine months ended September 30, 2007.
Other Income, Net
Other income, net decreased $555 and $2,075 for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decrease for the nine month period is primarily due to a gain on the disposal of land and a building in Dallas, Texas, in 2007 that was not used in the ordinary course of business.
Income Taxes
Income taxes decreased for the three months and nine months ended September 30, 2008 by $11,300 and $14,931, respectively, compared to the same periods in 2007. The decrease during the three and nine month periods is primarily due to a projected net loss for 2008.
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations was $25,432 for the nine months ended September 30, 2008 compared to net cash provided by operations of $32,269 for the same period last year. The changes in cash flows from operations were caused primarily by changes in normal working capital requirements.
The Company believes its current financial condition and credit relationships are adequate to fund its current obligations.
Investing Cash Flows
Net cash flows used for investments were $14,354 for the nine months ended September 30, 2008 compared to $24,723 for the same period in 2007. The decrease is primarily due to a reduction in capital expenditures.
Capital Expenditures
Total capital expenditures were $14,033 during the first nine months of 2008 compared with $22,823 during the same period in 2007. These were primarily for facilities and equipment and the building projects mentioned below.
During the nine months ended September 30, 2007, the Company completed construction of and moved into a new distribution and production center for The Dallas Morning News in southern Dallas. Approximately $51,000 was incurred since the beginning of the project, approximately $4,411 of which was incurred during the nine months ended September 30, 2007.
During the first nine months of 2007, The Press-Enterprise completed construction of and moved into a new 150,000 square-foot, five-story office building to centralize all news, editorial, advertising, sales and marketing, technology, production support and administrative functions. Approximately $40,000 was incurred since the beginning of the project, of which approximately $7,748 was incurred in the first nine months of 2007.

Financing Cash Flows
There was $240 in cash used for financing for the nine months ended September 30, 2008 compared to $10,048 used for financing during the same period in 2007. This change was primarily due to the Company drawing $10,000 on its credit facility to help fund the VSO and reduction in force events that occurred in September and October 2008. During the same period last year the Company relied on Belo for funding of the Company’s operations.
As of September 30, 2008, the Company was not in compliance with the fixed charge coverage ratio as required by its credit facility. During the fourth quarter of 2008, the Company’s bank group approved an amendment and waiver to its credit facility. The amended credit agreement, effective October 23, 2008, reduces the total commitment amount from $100,000 to $50,000; sets pricing at LIBOR plus a spread of 250 basis points; waives the fixed charge coverage ratio covenant through January 31, 2009; restricts the payment of cash dividends during such period; and, provides the bank group a security interest in the Company’s accounts receivable and inventory. The amendment does not apply to the dividend declared on September 24, 2008, which was paid on November 10, 2008. The amendment enables the Company to be in compliance with the credit facility covenants as of September 30, 2008.
Dividends
The Company declared a dividend of 25 cents per share on February 27, 2008, which was paid on June 6, 2008, and 25 cents per share on July 25, 2008, which was paid on September 5, 2008. The Company declared a dividend of 12.5 cents per share on September 24, 2008, which was paid on November 10, 2008.
The First Amendment and Waiver to the Credit Agreement, dated October 23, 2008, restricts payment of cash dividends, exclusive of the dividend paid November 10, 2008, to shareholders during the period covered by the covenant waiver, which is effective through January 31, 2009.

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
The Credit Agreement consists of a $100 million senior unsecured five-year revolving credit facility. Revolving credit borrowings under the Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio.
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
The Company drew $10,000 on its credit facility during the nine months ended September 30, 2008 to help fund the VSO and reduction in force. The Company believes its cash on hand, internally generated funds and unused revolving credit facility are adequate to meet its capital and operating commitments.
As of September 30, 2008, the Company was not in compliance with the fixed charge coverage ratio as required by its credit facility. During the fourth quarter of 2008, the Company’s bank group approved an amendment and waiver to its credit facility. The amended credit agreement, effective October 23, 2008, reduces the total commitment amount from $100,000 to $50,000; sets pricing at LIBOR plus a spread of 250 basis points; waives the fixed charge coverage ratio covenant through January 31, 2009; restricts the payment of cash dividends during such period; and, provides the bank group a security interest in the Company’s accounts receivable and inventory. The amendment does not apply to the dividend declared on September 24, 2008, which was paid on November 10, 2008. The amendment enables the Company to be in compliance with the credit facility covenants as of September 30, 2008.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141(R) will have an impact on the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, consummated after the effective date.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to implement the fair value option with respect to any existing assets or liabilities; therefore, the adoption of SFAS 159 had no impact on the Company’s financial position or results of operations.

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

Forward-Looking Statements
Statements in this communication concerning A. H. Belo Corporation’s (the “Company’s”) business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, future financings, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.
Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates, and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; challenges in achieving expense reduction goals, and on schedule, and the resulting potential effects on operations; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures, and investments; general economic conditions; significant armed conflict; and other factors beyond our control, as well as other risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and other public disclosures and filings with the Securities and Exchange Commission, including the Company’s information statement on Form 10 dated January 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in A. H. Belo’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4T. Controls and Procedures
During the three months ended September 30, 2008, there were no changes in A. H. Belo’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
PART II.
Item 1. Legal Proceedings
During the three months ended September 30, 2008, there were no material developments in the litigation matters previously reported (see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1).

Item 1A. Risk Factors
Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. The information presented below updates and should be read in conjunction with the risk factors and other information disclosed in our 2007 Form 10-K.
The following risk factor is added to the risk factors contained in Item 1A. of our 2007 Form 10-K, as follows:
The continued economic slowdown in the United States and the national and worldwide financial crisis may adversely affect our business, financial condition and results of operations.  Among other things, these negative economic trends could adversely affect demand for advertising, reduce the availability and increase the cost of short-term funds for liquidity requirements, and adversely affect our ability to meet long term commitments.
The continued economic slowdown in the United States is likely to adversely affect our business by reducing demand for local and national advertising and making it more difficult for some customers to pay their accounts.  Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. Further, advertising demand is a factor in determining advertising rates. A decrease in advertising expenditures or reduced demand for advertising in the Company’s newspapers can lead to a reduction in pricing and advertising spending, which could have an adverse affect on the Company’s business, financial condition, carrying value of assets and results of operation.
Our ability to access funds under our credit facility depends, in part, on our compliance with certain financial covenants in the credit facility, including a leverage ratio covenant and a fixed charge coverage ratio covenant.  In October 2008, the Company obtained a waiver of the fixed charge coverage ratio covenant through January 31, 2009. Disruptions in the capital and credit markets, as have been experienced during 2008, could also adversely affect our ability to draw on our credit facility. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could limit our access to the liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months and nine months ended September 30, 2008, 16,345 and 143,680 shares, respectively, of the Company’s Series B common stock were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act in reliance upon the exemption under Section 3(a)(9) of the Securities Act.
Issuer Purchases of Equity Securities
The Company did not repurchase any of its Series A or Series B common stock during the three months ended September 30, 2008.
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

Exhibit		Description

2.1	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741) (the “February 12, 2008 Form 8-K”))

3.1	*	Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.1 to Amendment No. 3 to the Company’s Form 10 dated January 18, 2008 (Securities and Exchange Commission File No. 001-33741) (the “Third Amendment to Form 10”))

3.3	*	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated January 11, 2008 (Exhibit 3.2 to Post-Effective Amendment No. 1 to Form 10 dated January 31, 2008 (Securities and Exchange Commission File No. 001-33741))

3.4	*	Amended and Restated Bylaws of the Company, effective January 11, 2008 (Exhibit 3.3 to the Third Amendment to Form 10)

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.3 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)

4.4	*	Rights Agreement dated as of January 11, 2008 between the Company and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)

Exhibit		Description

10.1		Financing agreements:

	~	(1)* Credit Agreement dated as of February 4, 2008 among the Company, as Borrower, JPMorgan Chase, N.A., as Administrative Agent, JPMorgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Bookrunners, Bank of America, N.A., as Syndication Agent, SunTrust Bank and Capital One Bank, N.A., as Co-Documentation Agents (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-33741))

	~	(2)* First Amendment and Waiver to the Credit Agreement dated as of October 23, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008 (Securities and Exchange Commission File No.001-33741))

10.2		Compensatory plans:

	~	(1)* A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the Company’s Current Report on Form 8-K files with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741))

(a) First Amendment to the A. H. Belo Savings Plan dated September 23, 2008

	~	(2) * A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 Securities and Exchange Commission File No. 001-33741))

* (a) First Amendment to A.H. Belo 2008 Incentive Compensation Plan effective July 23, 2008 (Exhibit 10.2(2)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008 (Securities and Exchange Commission File No.001-33741))

* (b) Form of A. H. Belo 2008 Incentive Compensation Plan Non-Employee Director Evidence of Award (Exhibit 10.2(2)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008 (Securities and Exchange Commission File No.001-33741))

* (c) Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Award (for Employee Awards) (Exhibit 10.2(2)(B) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008 (Securities and Exchange Commission File No.001-33741))

	~	(3)* A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741))

	~	(4)* A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741))

10.3		Agreements relating to the distribution of A. H. Belo:

(1)* Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K files with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741))

(2)* Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the Company’s Current Report on Form 8-K files with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741))

(3)* Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the Company’s Current Report on Form 8-K files with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741))

(4)* Separation and Distribution Agreement (See Exhibit 2.1 to the Company’s Current Report on Form 8-K files with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741))

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
 A. H. BELO CORPORATION

November 14, 2008	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer)

November 14, 2008	By:	/s/ George F. Finfrock
George F. Finfrock
Vice President/Corporate Controller (Principal Accounting Officer)