Form 10-K
period 2008-12-31
A. H. Belo CORP
filed 2009-03-18
CIK 1413898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
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
The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2008, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $101,810,670 *
Shares of Common Stock outstanding at March 2, 2009: 20,534,861 shares. (Consisting of 18,091,079 shares of Series A Common Stock and 2,443,782 shares of Series B Common Stock.)

*   For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.
Documents incorporated by reference:
Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Stockholders to be held on May 14, 2009, are incorporated by reference into Part III of this Annual Report.

A. H. BELO CORPORATION
FORM 10-K

PART I
Item 1. Business
     A. H. Belo Corporation, headquartered in Dallas, Texas, is a distinguished news and information company that owns and operates three daily newspapers and 12 associated Web sites. A. H. Belo publishes The Dallas Morning News, Texas’ leading newspaper; The Providence Journal, the oldest major daily newspaper of general circulation and continuous publication in the U.S.; and The Press-Enterprise (Riverside, CA), serving southern California’s Inland Empire region. These newspapers publish extensive local, state, national and international news. In addition, the Company publishes various specialty publications targeting niche audiences, and owns direct mail and commercial printing businesses. For purposes of this Annual Report, references to the “Company,” “we,” “us,” “our” and “A. H. Belo” mean A. H. Belo Corporation collectively with all of our subsidiaries unless the context otherwise requires.
     A. H. Belo Corporation was incorporated under Delaware law on October 1, 2007, as a wholly-owned subsidiary of Belo Corp. (“Belo”), to serve as a holding company in connection with Belo’s spin-off of its newspaper business and related assets and liabilities. The Company was spun off from Belo effective February 8, 2008 through a pro-rata stock dividend to Belo shareholders (the “Distribution”). As a consequence, A. H. Belo became a separate public company on that date. Except as noted herein, Belo has no further ownership interest in A. H. Belo or in any newspaper or related businesses, and A. H. Belo has no ownership interest in Belo or in any television station or related businesses. A. H. Belo’s relationship with Belo is now governed by a separation and distribution agreement and several ancillary agreements governing various relationships between A. H. Belo and Belo. A. H. Belo and Belo also co-own certain downtown Dallas real estate and several investments associated with their respective businesses.
     A. H. Belo’s publishing roots trace to The Galveston Daily News, which began publication in 1842. Today, A. H. Belo owns three primary daily newspapers: The Dallas Morning News, The Providence Journal and The Press-Enterprise. They publish extensive local, state, national and international news. In addition to these three daily newspapers, A. H. Belo publishes various niche products in the same geographic areas where these daily newspapers are published. Each of A. H. Belo’s daily newspapers and niche publications operates its own related Web site. A. H. Belo also operates direct mail and commercial printing businesses.
     The Dallas Morning News’ first edition was published on October 1, 1885. It is one of the leading newspapers in America and its success is founded upon the highest standards of journalistic excellence, with an emphasis on comprehensive local news and information, and community service. The Dallas Morning News is distributed primarily in Dallas County and the 10 surrounding counties. The newspaper has been awarded eight Pulitzer Prizes since 1986 for its news reporting and photography.
     The Providence Journal, acquired by Belo in February 1997, is the leading newspaper in Rhode Island and southeastern Massachusetts. The Providence Journal is America’s oldest major daily newspaper of general circulation and continuous publication, and has won four Pulitzer Prizes.
     The Press-Enterprise was acquired in July 1997. The Press-Enterprise is distributed throughout Southern California’s Inland Empire region, which includes Riverside and San Bernardino Counties. It has a long history of journalistic excellence and has won one Pulitzer Prize.

     The following table sets forth average paid circulation information concerning A. H. Belo’s primary daily newspaper operations:

	2008				2007				2006
	Daily		Sunday		Daily		Sunday		Daily		Sunday
Newspaper	Circulation(a)		Circulation		Circulation(a)		Circulation		Circulation(a)		Circulation

The Dallas Morning News	339,223	(b)	483,841	(b)	372,808	(c)	523,313	(c)	405,048	(d)	566,608	(d)
The Providence Journal	138,538	(e)	186,571	(e)	149,966	(f)	198,973	(f)	159,788	(g)	212,971	(g)
The Press-Enterprise	149,893	(h)	160,016	(h)	162,464	(i)	171,114	(i)	169,362	(i)	178,788	(i)

(a)	Daily circulation is defined as a Monday through Saturday six-day average.

(b)	Average paid circulation data for The Dallas Morning News is obtained from its Publisher’s Statement for the six-month period ended September 30, 2008, as filed with the Audit Bureau of Circulations (Audit Bureau), subject to audit.

(c)	Average paid circulation data for The Dallas Morning News is obtained from its Publisher’s Statement for the six-month period ended September 30, 2007, as filed with the Audit Bureau.

(d)	Average paid circulation data for The Dallas Morning News is according to the Audit Bureau of Circulations Audit Report for the six months ended September 30, 2006.

(e)	Average paid circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-six weeks ended September 30, 2008, as filed with the Audit Bureau, subject to audit.

(f)	Average paid circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-six weeks ended September 23, 2007, as filed with the Audit Bureau.

(g)	Average paid circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-seven weeks ended October 1, 2006, as filed with the Audit Bureau.

(h)	Average paid circulation data for The Press-Enterprise is obtained from its Publisher’s Statement for the six months ended September 30, 2008, as filed with the Audit Bureau, subject to audit.

(i)	Average paid circulation data for 2007 and 2006 for The Press-Enterprise is obtained from its Publisher’s Statement for the six months ended September 30, 2007 and 2006, respectively, as filed with the Audit Bureau.
     The Company derives its revenues primarily from the sale of advertising and newspapers and from commercial printing. For the year ended December 31, 2008, advertising revenues accounted for approximately 76 percent of total revenues. Circulation revenues accounted for approximately 19 percent of total revenues for 2008. Prices for the Company’s newspapers are established individually for each newspaper. Commercial printing accounted for most of the remainder of the Company’s revenues.
     Belo Interactive Media (“BIM”) supports A. H. Belo’s digital product development initiatives as well as certain Web site functions, and Belo Technologies supports information technology requirements. BIM and Belo Technologies, which are owned by A. H. Belo, provide services to Belo Corp. and its television Web sites pursuant to inter-company agreements whereby Belo compensates A. H. Belo for such services.
     Web sites operated by A. H. Belo’s newspapers provide consumers with timely news and information. The newspaper-affiliated Web sites for The Dallas Morning News, The Providence Journal, and The Press-Enterprise are leading local media sites in their respective markets. Revenues for interactive media for the years ended December 31, 2008 and 2007 represented approximately 7.3 and 7.0 percent, respectively, of the Company’s total revenues and were derived principally from advertising on the various Web sites. In addition, A. H. Belo and Belo, through their subsidiaries, jointly own 6.6 percent of Classified Ventures, LLC, a joint venture of which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The three principal online businesses Classified Ventures, LLC operates are cars.com, apartments.com, and homegain.com.
     The basic material used in publishing newspapers is newsprint. Currently, most of the Company’s newsprint is obtained through a purchasing consortium. Management believes the Company’s sources of newsprint, along with available alternate sources, are adequate for the Company’s current needs.
     During 2008, the Company’s operations consumed approximately 111,981 metric tons of newsprint at an average cost of $664 per metric ton. Consumption of newsprint in the previous year was approximately 136,546 metric tons at an average cost per metric ton of $586. Newsprint prices increased approximately 13.3 percent in 2008. Consolidation in the North American newsprint industry has reduced the number of suppliers and has led to paper mill closures and conversions to other grades of paper, which in turn has decreased overall newsprint capacity and increased the price of newsprint.
     Since 2005, A. H. Belo has experienced a decline in net operating revenues and net earnings primarily due to decreased advertising revenues. The decrease in advertising revenues, particularly in the classified category, resulted from increased competition for advertising dollars from other media, particularly the Internet. In response to these decreases, A. H. Belo has launched innovative print and online products and has established strategic partnerships with major Internet companies, and has made investments in certain companies with innovative products and/or technologies. A. H. Belo has also in recent years focused on neighborhood and other local community news, both in print and online. In addition, A. H. Belo has implemented measures to control or decrease operating expenses. These measures include reducing the Company’s workforce; modifying distribution and marketing strategies to allow our newspapers to concentrate on circulation most valued by advertisers; and, restructuring our newspapers through organizational realignments. The Company’s revenues have and continue to be adversely affected by economic and operating pressures. Advertising expense budgets tend to be reduced more than other expenses in times of economic uncertainty or recession. The continued economic slowdown adversely affected advertising demand and the Company’s business, financial condition and results of operations.

Amended and Restated Credit Agreement
     On February 4, 2008, the Company entered into a $100 million senior revolving credit facility (the “2008 Credit Agreement”), with JP Morgan Chase Bank, N.A., J.P. Morgan Securities, Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other parties thereto. The Credit Agreement was effective as of the Distribution Date and may be used for future working capital needs and other general corporate purposes, including letters of credit.
     As of September 30, 2008, the Company was not in compliance with the fixed charge coverage ratio as required by its credit facility. During the fourth quarter of 2008, the Company’s bank group approved an amendment and waiver to its credit facility.
     On January 30, 2009, the Company entered into an amendment and restatement of its existing Credit Agreement dated as of February 4, 2008 with JP Morgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other lenders party thereto (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement is effective as of January 30, 2009 and matures April 30, 2011. The Amended and Restated Credit Agreement provides for a $50 million working capital facility that is subject to a borrowing base. Among other matters, the Amended and Restated Credit Agreement creates an asset-based revolving credit facility secured by the Company’s accounts receivable, inventory, and real property and other assets; sets pricing at LIBOR plus 375 basis points; establishes minimum adjusted EBITDA covenant requirements in 2009; establishes a fixed charge covenant ratio in 2010 of 1.0 to 1.0; allows capital expenditures and investments of up to $16 million per year in total; allows the Company to pay dividends when the Company’s fixed charge coverage ratio exceeds 1.2 to 1.0 and the aggregate availability under the credit facility exceeds $15 million; and contains other covenants and restrictions, including those which have limitations on indebtedness, liens, and asset sales. In connection with the Amended and Restated Credit Agreement, the Company and each of its specified subsidiaries entered into an Amended and Restated Pledge and Security Agreement granting a security interest in all personal property and other assets now owned or thereafter acquired. Adjusted EBITDA means, for any period, Net Income for such period plus (a) without duplication and to the extent deducted in determining Net Income for such period, the sum of (i) Interest Expense for such period, (ii) income tax expense for such period, (iii) all amounts attributable to depreciation and amortization expense for such period, (iv) any extraordinary or non-recurring non-cash charges or expenses for such period, (v) any other non-cash charges for such period including, without limitation, any non-cash stock-based compensation expenses for such period, and (vi) Restructuring Costs in an amount not to exceed $10,000,000 minus (b) without duplication and to the extent included in Net Income, (i) any cash payments made during such period in respect of non-cash charges described in clause (a)(v) taken in a prior period and (ii) any extraordinary gains and any non-cash items of income for such period, all calculated for the Company and its Subsidiaries on a consolidated basis in accordance with GAAP. In addition, the Amended and Restated Credit Agreement requires certain of the Company’s subsidiaries to enter into mortgages or deeds of trust granting liens on certain specified real property.
     Compliance with the minimum adjusted EBITDA and other financial covenants depends on the Company’s financial condition and results of operations, which are subject to a number of factors, including current and future economic conditions. Based on the Company’s projections for the remainder of fiscal year 2009, which incorporate the Company’s assessment of current economic conditions, the projections currently indicate that the Company will be able to meet these financial covenants throughout fiscal year 2009. These projections are based on revenue and expense estimates for the remainder of 2009 and include the implementation of continued expense savings initiatives, which are being implemented as well as other expense and revenue expectations for the remainder of fiscal year 2009. However, there can be no assurance of the Company’s ability to meet these financial covenants.
     Throughout 2008 and the beginning of 2009, the economy has experienced disruptions resulting from the sub-prime mortgage crisis and general credit market conditions in the United States. The full extent that these disruptions will have on the Company’s results as well as their length and ultimate severity are difficult to predict. Should conditions worsen, or persist for an extended time, the Company’s results could be materially adversely affected. Due to the dynamic nature of assumptions used in estimating the Company’s financial results and the Company’s inability to control the effect of the current economic conditions, actual results may differ materially from the Company’s projections. Furthermore, the Company’s results may be affected by continued economic and political developments and those effects could be material to the consolidated financial statements.

     If the current economic recession causes advertising revenues to decline more than currently anticipated, if other parts of our business experience adverse effects, or if our expense saving initiatives prove insufficient, then we may not be able to meet these financial covenants. Absent a waiver from the Credit Agreement lenders, not meeting these financial covenants will result in an event of default under the Credit Agreement. Upon the occurrence of an event of default, the Credit Agreement lenders could elect to terminate all commitments to extend further credit and declare all amounts outstanding to be immediately due and payable.
     The Company’s ability to borrow under the Credit Agreement depends on a borrowing base determined from a formula based on the levels of our accounts receivable and inventory. If our accounts receivable and inventory are insufficient (including, with respect to accounts receivable, as a result of decreased revenues), then we may be unable to borrow under the Credit Agreement notwithstanding compliance with the Credit Agreement’s financial covenants.
Our Competitive Strengths and Challenges
     Our strengths are:
•	proven performance of three quality daily newspapers that have been widely recognized over the years for their distinguished journalism.

•	a strong, cohesive senior management team with significant sector experience focused on strategic and operating issues.

•	the development of product innovations using our local content, distribution platforms, technologies, and partnerships.

•	a capital structure and credit facility that allow flexibility during realignment of our operations.
     Our newspapers, and the newspaper industry as a whole, are experiencing challenges to maintain and grow print revenues and circulation. This results from, among other factors, increased competition from other media, particularly the Internet. In addition, the continued economic slowdown in the United States has adversely affected our business. A significant decline in circulation could further affect advertising revenues; however, A. H. Belo’s newspapers have grown in total readership over the past five years. Readership, as defined by the Company, includes circulation (including ancillary niche products) and traffic on the Company’s Web sites.
Our Strategies and Opportunities
     The Company is committed to publishing newspapers and online content of the highest quality and integrity, and creating and developing innovative print and online products addressing the needs of customers and advertisers. Our goal is to return to profitability and create value for shareholders over the long-term. The Company intends to achieve these objectives through the following strategies:
•	focus management’s attention on operating A. H. Belo’s core newspaper businesses and related Web sites to derive maximum revenue and earnings in an Internet-centric media environment.

•	be attentive to the needs of our advertisers by implementing initiatives that enable them to reach more effectively the consumers who are most valuable.

•	innovate and continue to develop print and online products that create sustainable incremental revenue and earnings.

•	restructure our business to align costs more closely with anticipated lower revenue levels, preserve cash, and return to profitability.

•	strengthen and improve our underlying technology platform.

•	maintain a conservative balance sheet.

•	continue our commitment of journalism and community service to the localities we serve.

Competition
     The Company faces competition for print advertising, online advertising, and circulation. The competition for advertising comes from local, regional, and national newspapers, the Internet, magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, and other media. Increased competition has come from the Internet and other new media formats and services other than traditional newspapers, many of which are free to users. The Dallas Morning News has one major metropolitan daily newspaper competitor in certain areas of Dallas/Fort Worth. The Providence Journal competes with four daily newspapers in Rhode Island and southeastern Massachusetts. The Press-Enterprise competes with seven daily newspapers in the Inland Empire area of southern California.
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
Employees
     As of December 31, 2008, the Company had approximately 2,950 full-time and 400 part-time employees, including approximately 450 employees represented by various employee unions. All union-represented employees are located in Providence, Rhode Island. The Company believes its relations with its employees are satisfactory.
Available Information
     A. H. Belo maintains its corporate Web site at www.ahbelo.com. The Company makes available on its Web site, free of charge, this Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports, as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.
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
     Print circulation and readership of A. H. Belo’s newspapers, and the newspaper industry overall, are subject to competition and, in particular, are being affected by the preferences of some consumers to receive all or a portion of their news in new media formats and from sources other than traditional newspapers, and by the proliferation of these new media formats and sources. Information delivery and programming alternatives such as the Internet, various mobile devices, cable, direct satellite-to-home services, pay-per-view, and home video and entertainment systems have fractionalized newspaper readership. Over the past decade, the Internet, cable television programming services, and other emerging media distribution platforms have captured increasing market share, while the aggregate print circulation of the major newspapers has declined due to the factors cited above as well as conscious decisions by newspaper publishers to reduce distribution to core geographies.

     The continued economic slowdown in the United States and the national and worldwide financial crisis may continue to adversely affect our business, financial condition and results of operations. Among other things, these negative economic trends may continue to adversely affect demand for advertising, reduce the availability and increase the cost of short-term funds for liquidity requirements, and adversely affect our ability to meet long- term commitments.
     The continued economic slowdown in the United States has adversely affected and may continue to adversely affect our business by reducing demand for local and national advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. Further, advertising demand is a factor in determining advertising rates. A decrease in advertising expenditures or reduced demand for advertising in the Company’s newspapers can lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s business, financial condition, carrying value of assets and results of operations.
     The continued economic slowdown in the United States has increased the Company’s exposure to losses resulting from the potential bankruptcy of advertising customers. The Company’s accounts receivable are stated at net estimated realizable value and the allowance for doubtful accounts has been determined based on several factors, including the age of receivables, significant individual credit risk and historical experience. If such collectibility estimates prove inaccurate, adjustments to future operating results could occur.
     Our ability to access funds under our credit facility depends, in part, on our compliance with certain financial covenants in the credit facility, including achieving minimum adjusted EBITDA targets. Disruptions in the capital and credit markets, as have been experienced since mid-2008, could also adversely affect our ability to draw on our credit facility. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions, could limit our access to the liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.
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
     Approximately 80 percent of A. H. Belo’s revenues for each of the last three fiscal years were generated from the sale of advertising appearing in our newspapers. Advertisers generally reduce their advertising spending during economic downturns, so a recession or economic downturn could have an adverse effect on A. H. Belo’s financial condition and results of operations.
     A. H. Belo’s advertising revenues depend upon a variety of other factors specific to the communities served by the Company. Changes in those factors could affect advertising revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores, and local economic conditions in general.
     A. H. Belo’s revenues and results of operations are subject to seasonal, cyclical, and other fluctuations that are expected to continue. Seasonal and cyclical factors that affect A. H. Belo’s revenues and results of operations may be beyond our control, including changes in the pricing policies of competitors, the hiring and retention of key personnel, wage and cost pressures, changes in newsprint prices, and general economic factors. Fluctuations in revenues and results of operations may have an adverse effect on A. H. Belo’s stock price.
     A. H. Belo’s businesses operate in highly competitive markets, and our ability to maintain market share and generate revenues depends on how effectively the Company competes with existing and new competition.
     Our businesses operate in highly competitive markets. A. H. Belo’s newspapers compete for audiences and advertising revenue with other newspapers as well as with the Internet, magazines, broadcast, cable and satellite television, radio, direct mail, and yellow pages. Some of
A. H. Belo’s current and potential competitors have greater financial and other resources.
     A. H. Belo’s newspaper publications generate significant percentages of their advertising revenues from a finite number of sources. In recent years, Web sites dedicated to automotive, employment, real estate, and general classified advertising have become significant competitors of A. H. Belo’s newspapers and Web sites. As a result, even in the absence of a recession or economic downturn, technological, industry, and other changes specific to these advertising sources could reduce advertising revenues and adversely affect A. H. Belo’s financial condition and results of operations.

     A. H. Belo’s revenues primarily consist of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from local, regional, and national newspapers (including free daily newspapers), magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, outdoor billboards, the Internet, and other media. The National Do Not Call Registry has affected the way newspapers solicit home-delivery circulation, particularly for larger newspapers that historically have relied on telemarketing. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics, and circulation levels. Competition for circulation is based largely upon the content of the newspaper, its price, editorial quality, and customer service. A. H. Belo’s local and regional competitors are newspapers that are typically unique to each market, but the Company has competitors for advertising revenues that are larger and have greater financial and distribution resources. Circulation revenues and our ability to achieve price increases for our print products may be affected by competition from other publications and other forms of media available in our various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among certain demographics. A. H. Belo may incur higher costs competing for advertising dollars and paid circulation, and if the Company is not able to compete effectively for advertising dollars and paid circulation, revenues may decline and our financial condition and results of operations may be adversely affected.
     Decreases in circulation may adversely affect A. H. Belo’s advertising and circulation revenues.
     The table below presents the components of our net operating revenues for the last three years:

	Twelve Months Ended December 31,
		Percentage		Percentage
	2008	Change	2007	Change	2006

Advertising	$484,437	(19.3)%	$600,335	(10.9)%	$674,140
Circulation	123,381	9.5%	112,635	(3.1)%	116,265
Other	29,496	14.8%	25,698	(6.0)%	27,328

Total net operating revenues	$637,314	(13.7)%	$738,668	(9.7)%	$817,733

     A. H. Belo’s newspapers, and the newspaper industry as a whole, are experiencing challenges to maintain and grow print circulation. A significant decline in circulation could affect the rate and volume of advertising revenues. To maintain our circulation base, A. H. Belo may incur additional costs, and may not be able to recover these costs through circulation and advertising revenues. The Company may increase spending on marketing designed to retain our existing subscriber base and continue or create niche publications targeted at specific market groups. The Company may also increase marketing efforts to drive traffic to our proprietary Web sites. There are no current plans to materially increase such spending or marketing.
     A. H. Belo anticipates that readership will become increasingly important now that the Audit Bureau of Circulations publishes readership statistics and recognizes Internet use in addition to print circulation. The Company believes this is a positive industry development but cannot predict its effect on advertising revenues.
     A significant increase in the cost of newsprint, or a reduction in the availability of newsprint, could adversely affect A. H. Belo’s publishing business.
     The basic raw material for newspapers is newsprint, which has historically represented approximately 11 to 14 percent of A. H. Belo’s revenues. The price of newsprint historically has been volatile. Consolidation in the North American newsprint industry has reduced the number of suppliers and has led to paper mill closures and conversions to other grades of paper, which in turn has decreased overall newsprint capacity and increased the likelihood of historically high prices. A. H. Belo currently purchases most of its newsprint through a purchasing consortium. Our inability to obtain an adequate supply of newsprint in the future or significant increases in newsprint costs could affect our financial condition and results of operations.
     Adverse results from pending or new litigation or governmental proceedings or investigations could adversely affect A. H. Belo’s financial condition and results of operations.
     From time to time A. H. Belo and its subsidiaries are subject to litigation, governmental proceedings, and investigations. Current matters include those described under “Item 3. Legal Proceedings.” Adverse determinations in any of these pending or future matters could require A. H. Belo to make monetary payments or result in other sanctions or findings that could affect our business, financial condition, and results of operations.

     A. H. Belo depends on key personnel and may not be able to operate and grow our business effectively if A. H. Belo loses the services of any of our senior executive officers or is unable to attract and retain qualified personnel in the future.
     A. H. Belo relies on the efforts of its senior executive officers. The success of our business depends heavily on our ability to retain current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and A. H. Belo may not be able to retain its key personnel. The Company has not entered into employment agreements with key management personnel and does not have “key person” insurance for any of our senior executive officers or other key personnel. To mitigate this risk, A. H. Belo has a change in control severance plan covering key management personnel that is triggered under certain conditions if a change in control occurs.
     A. H. Belo’s business may be negatively affected by work stoppages, slowdowns, or strikes by our employees.
     Currently, one of A. H. Belo’s primary newspapers is party to collective bargaining agreements with unions representing approximately 450 of its employees. All of these agreements expire within approximately three years, unless extended. A. H. Belo cannot predict the results of negotiation of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our business, or what the possible effect of future collective bargaining agreements will be on our business, financial condition, and results of operations. The Company also cannot assume that strikes or work stoppages will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could adversely affect our business, financial condition, and results of operations.
     A. H. Belo has a limited operating history as a separate public company and may be unable to operate profitably as a stand-alone company.
     A. H. Belo has operated as a separate public company since February 8, 2008. Prior to that date, the businesses that comprise A. H. Belo and Belo Corp. were under one ultimate parent, and each of those businesses was able to rely to some degree on the earnings, assets, and cash flow of the other for capital requirements. After the Distribution, A. H. Belo now relies only on the newspaper business and related businesses for such requirements. A. H. Belo cannot give assurances that, as a separate public company, operating results will continue at historical levels, or that the Company will be profitable.
     The historical financial information included in this Annual Report on Form 10-K may not reflect what A. H. Belo’s results of operations, financial position, and cash flows would have been had it been a separate public company during the periods prior to the Distribution, or be indicative of what its results of operations, financial position, and cash flows may be in the future as a separate public company. A. H. Belo’s historical financial information prior to the Distribution reflects allocations for services historically provided by Belo Corp., and these allocated costs may be different from the actual costs A. H. Belo incurs for these services in the future as a separate public company.
     A. H. Belo has replicated certain systems, infrastructure, and personnel to which it no longer has access after the Distribution from Belo and will continue to dedicate resources in building these capabilities. In addition to any adverse operational effect on A. H. Belo’s business as a result of the significant time A. H. Belo’s management and other employees will need to dedicate to building these capabilities, A. H. Belo may incur capital and other costs associated with developing and implementing its own support functions in these areas.
     Continued declines in A. H. Belo’s stock price could lead to delisting on the New York Stock Exchange.
     Under the rules of the New York Stock Exchange (NYSE), our common stock is required to maintain a minimum $1.00 average closing price in order to qualify for continued listing on the NYSE. In addition, the Company must maintain an average market capitalization of $25 million. Due to the extreme volatility and precipitous decline in trading prices of many securities experienced in the U.S. and global equity securities markets, the NYSE has suspended application of the stock price requirement until June 30, 2009. Also, in response to the current unusual market conditions, the NYSE has extended until June 30, 2009 its temporary reduction of the $25 million average market capitalization requirement to $15 million. Since becoming a public company, A. H. Belo’s stock price has declined and at times has traded below $1.00. If, after June 30, 2009, the Company’s average closing price falls below the $1.00 minimum over a consecutive 30-day trading period or the Company’s market capitalization falls below an average of $15 million over a consecutive 30-day trading period, then the Company’s stock could be delisted from the NYSE. Delisting of our common stock by the NYSE could have a material adverse effect on the market value and liquidity of the Company’s stock. Certain institutional holders of our common stock may be prohibited from investing in our stock if it is delisted or fails to meet minimum liquidity or price requirements. Further, delisting of our common stock could impair our ability to provide equity incentives to employees, officers and directors. No assurance can be given that our common stock will remain in compliance with the NYSE’s listing requirements.

     A. H. Belo may incur increased expenses if the services agreement with Belo is terminated.
     In connection with the Distribution, A. H. Belo entered into a services agreement with Belo Corp. This agreement provides that A. H. Belo and Belo will furnish services to each other. If the agreement is terminated, A. H. Belo may be required to obtain such services from a third party, which could be more expensive than the services agreement.
     A. H. Belo’s directors and executive officers have significant combined voting power and significant influence over our management and affairs.
     Our directors and executive officers hold 57.4 percent of the voting power of our outstanding voting stock as of March 2, 2009. A. H. Belo’s Series A common stock has one vote per share and Series B common stock has ten votes per share. Generally, except for certain extraordinary corporate transactions, all matters to be voted on by A. H. Belo’s shareholders must be approved by a majority of the voting power of our outstanding voting stock, voting as a single class. Certain extraordinary corporate transactions, such as a merger, consolidation, sale of all or substantially all of our property and assets, or a dissolution, the alteration, amendment, or repeal of A. H. Belo’s bylaws by shareholders, and certain amendments to A. H. Belo’s certificate of incorporation, require the affirmative vote of the holders of at least two-thirds of the voting power of our outstanding voting stock, voting as a single class. Accordingly, A. H. Belo’s directors and executive officers will have significant influence over our management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions. This ownership may limit other shareholders’ ability to influence corporate matters and, as a result, A. H. Belo may take actions that many shareholders do not view as beneficial.
     Certain members of management, directors, and shareholders may face actual or potential conflicts of interest.
     A. H. Belo and Belo Corp. have several directors in common. Robert W. Decherd serves as the non-executive Chairman of the Board of Belo and as Chairman of the Board, president and Chief Executive Officer of A. H. Belo. Mr. Decherd and Dealey D. Herndon, his sister, serve as directors of A. H. Belo and Belo. James M. Moroney III, executive vice president of A. H. Belo and the Publisher and Chief Executive Officer of The Dallas Morning News, is their second cousin. Mr. Moroney also serves as a director of Belo. In addition, the management and directors of both companies own common stock in both companies. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when A. H. Belo’s and Belo’s management and directors face decisions that could have different implications for A. H. Belo and Belo. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between A. H. Belo and Belo regarding the terms of the agreements governing the Distribution and the relationship between, as well as other agreements between, A. H. Belo and Belo.
     Our potential inability to execute cost control measures successfully could result in total operating costs that are greater than expected.
     We have taken steps to lower our costs by reducing staff and employee benefits and implementing general cost-control measures, and expect to continue cost control efforts. If we do not achieve expected savings as a result or if our operating costs increase as a result of the creation and development of new products or otherwise, our total operating costs may be greater than anticipated. Although we believe that appropriate steps have been and are being taken to implement cost control efforts, if not managed properly, such efforts may affect the quality of our products, our ability to generate future revenue, and compliance with the financial covenants as outlined in our Amended and Restated Credit Agreement. In addition, reductions in staff and employee benefits could adversely affect our ability to attract and retain key employees.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     A. H. Belo owns and operates a newspaper printing facility and distribution center in Plano, Texas, to print The Dallas Morning News and other publications. A. H. Belo also owns a distribution and collating facility for The Dallas Morning News in southern Dallas and a printing facility in Arlington, Texas used for commercial printing. Additional operations of The Dallas Morning News are housed in a four-story building and in parts of a separate 17-story office building (The Belo Building) in downtown Dallas. A. H. Belo also leases space in downtown Dallas for BIM operations.
     After an assessment of their respective downtown Dallas real estate needs, A. H. Belo and Belo Corp. agreed to co-own, through the creation of a limited liability company (LLC), The Belo Building, related parking sites, and specified other downtown real estate. A. H. Belo and Belo each own 50 percent of the LLC and lease from the LLC 50 percent of the available rental space in The Belo Building and related parking sites under long-term leases that are terminable under various conditions. A third party real estate services firm, engaged by the LLC, manages The Belo Building and other real estate owned by the LLC.
     In addition, in 2008, A. H. Belo and Belo Corp. consummated the exchange of certain real estate interests they and/or their subsidiaries owned in the approximate ten-acre downtown campus jointly used by The Dallas Morning News and Belo’s WFAA-TV and Texas Cable News (TXCN). As a result of the exchange, The Dallas Morning News owns contiguous parcels of land that it uses in its operations and the building known as the TXCN Building on The Dallas Morning News/WFAA campus. Belo and its subsidiaries are vacating the TXCN Building and relocating those operations to other locations. As part of the property exchange, The Dallas Morning News has leased a parcel of land to Belo and TXCN under a long-term ground lease with an option to purchase for nominal value. As a result of the exchange WFAA-TV, TXCN and Belo own and lease under the ground lease contiguous parcels covering the land and improvements used by WFAA-TV and TXCN. In addition, WFAA-TV has entered into an arm’s-length lease with The Dallas Morning News for the lease of certain storage facilities in the parking garage located on The Dallas Morning News property.
     A. H. Belo owns and operates a newspaper printing facility in Providence, Rhode Island for The Providence Journal. The remainder of The Providence Journal‘s operations is housed in an owned, five-story building in downtown Providence.
     A. H. Belo owns and operates a newspaper publishing facility and a commercial printing facility in downtown Riverside, California for The Press-Enterprise and other company and third-party publications. The Company owns a state-of-the-art media center for The Press-Enterprise built in 2007, which houses the non-production operations of The Press-Enterprise.
     The Company has additional leasehold and other interests that are used in its activities, which are not material. The Company believes its properties are in satisfactory condition and are well maintained and that such properties are adequate for present operations.
Item 3. Legal Proceedings
     On August 23, 2004, August 26, 2004 and October 5, 2004, three related lawsuits, now consolidated, were filed by purported shareholders of Belo Corp. in the United States District Court for the Northern District of Texas against Belo, Robert W. Decherd, and Barry T. Peckham, a former executive officer of The Dallas Morning News, arising out of the circulation overstatement at The Dallas Morning News. James M. Moroney III was added later as a defendant. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004, and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification and on April 16, 2008, plaintiffs petitioned the United States Court of Appeals for the Fifth Circuit for permission to appeal that denial. On June 17, 2008, permission was granted and plaintiffs are appealing denial of class certification. No amount of damages has been specified. The Company believes the complaints are without merit and is defending vigorously against them.
     On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of Belo in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, John L. Sander, Dunia A. Shive, Dennis A. Williamson, and James M. Moroney III; Barry T. Peckham; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak, and Arturo Madrid, current or former directors of Belo. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News. On May 30, 2007, after a prior discovery stay ended, the court issued an order administratively closing the case. The court’s order was not a dismissal with prejudice. On March 3, 2009, the plaintiff filed a motion to dismiss the case.

     Under the terms of the separation and distribution agreement between A. H. Belo and Belo, A. H. Belo and Belo will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described above.
     On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement (similar to the circulation-related lawsuits described above). In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and in March 2009, the court dismissed certain additional claims. A trial date, originally set in January 2009, has been reset to April 2010. The Company believes the lawsuit is without merit and is defending vigorously against it.
     In addition to the proceedings disclosed above, a number of other legal proceedings are pending against A. H. Belo, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity, or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s authorized common equity consists of 125,000,000 shares of common stock, par value $.01 per share. The Company has two series of common stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Series B shares are entitled to ten votes per share on all matters submitted to a vote of shareholders; Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder and Series B shares are convertible at any time on a one-for-one basis into Series A shares, and upon a transfer other than as described above, Series B shares automatically convert into Series A shares. Shares of the Company’s Series A common stock are traded on the New York Stock Exchange (NYSE symbol: AHC). There is no established public trading market for shares of Series B common stock. Our shares of Series A common stock began trading on the New York Stock Exchange on February 11, 2008.
     The following table lists the high and low trading prices and the closing prices for Series A common stock as reported on the New York Stock Exchange for each of the quarterly periods in 2008, and cash dividends attributable to each quarter for both the Series A and Series B common stock.

	High	Low	Close	Dividends

2008
Fourth quarter	$5.12	$1.63	$2.18	$—
Third quarter	$7.54	$4.58	$5.16	$0.375
Second quarter	$12.03	$5.54	$5.70	$—
First quarter (Since February 11, 2008)	$16.35	$10.45	$11.43	$0.250
     The closing price of our Series A common stock as reported on the New York Stock Exchange on March 2, 2009 was $0.98. The approximate number of shareholders of record of our Series A and Series B common stock at the close of business on March 2, 2009 was 573 and 262 respectively.
     The declaration and payment of dividends is subject to the discretion of A. H. Belo’s Board of Directors, and any determination as to the payment of such dividends, as well as the amount and timing of such dividends, will depend on, among other things, A. H. Belo’s results of operations and financial condition, earnings, capital requirements, debt covenants, other contractual restrictions, prospects, applicable law, general economic and business conditions, and other future factors that A. H. Belo’s Board of Directors deems relevant. In January 2009, the Company entered into the Amended and Restated Credit Agreement. Among other matters, the Amended and Restated Credit Agreement allows the Company to pay dividends when the Company’s fixed charge coverage ratio exceeds 1.2 to 1.0 and the aggregate availability under the credit facility exceeds $15 million. A. H. Belo cannot provide any assurance that any dividends will be declared and paid due to the foregoing factors and the factors discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities
     The Company did not repurchase any Series A or Series B common stock during the quarter ended December 31, 2008.
Sales of Unregistered Securities
     In connection with its incorporation, on October 1, 2007, A. H. Belo issued 1,000 shares of A. H. Belo common stock, par value $.01 per share, to Belo Holdings, Inc., a subsidiary of Belo Corp., in consideration of an aggregate capital contribution of $1,000 by Belo Holdings. A. H. Belo did not register this issuance of securities under the Securities Act because it did not involve any public offering of securities.
     In connection with the Distribution, Belo and Belo Holdings contributed to A. H. Belo the stock of all subsidiaries engaged in the newspaper and related businesses along with certain real estate and other assets and liabilities associated with the newspaper and related businesses. The assets and liabilities transferred to A. H. Belo were recorded at historical cost as a reorganization of entities under common control in the first quarter of 2008. In consideration for these capital contributions, A. H. Belo issued to Belo and Belo Holdings a total of 17,603,448 shares of A. H. Belo Series A common stock and 2,848,547 shares of A. H. Belo Series B common stock. A. H. Belo did not register these issuances of securities under the Securities Act because they did not involve any public offering of securities.
     During the twelve months ended December 31, 2008, 144,080 shares of the Company’s Series B common stock were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act in reliance upon the exemption under Section 3(a)(9) of the Securities Act.

     The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
     The following graph compares (1) the annual cumulative shareholder return on an investment of $100 on February 11, 2008, in A. H. Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with (2) the cumulative total return of a similar investment in companies on the Standard & Poor’s 500 Stock Index, and (3) the 2008 group of peer companies selected on a line-of-business basis and weighted for market capitalization. The Company’s peer group includes the following companies: Gannett Co, Inc., The E. W. Scripps Company, Journal Communications, Lee Enterprises, Inc., McClatchy Company, Media General, Inc. and The New York Times Company. A. H. Belo is not included in the calculation of peer group cumulative total shareholder return on investment.

Item 6. Selected Financial Data
     The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 2008. Certain amounts for the prior years have been reclassified to conform to the current year presentation. For a more complete understanding of this selected financial data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto.

	As of and for the years ended December 31,
In thousands (except per share amounts)	2008	2007	2006	2005	2004
Total net operating revenues	$637,314	$738,668	$817,733	$822,344	$779,142
Total operating costs and expenses	713,271	1,056,100	760,376	721,251	689,460

(Loss) earnings from operations	(75,957)	(317,432)	57,357	101,093	89,682
Total other income and expense (b)	(3,420)	(31,067)	(30,310)	(22,913)	(15,648)
Income tax (benefit) expense	(17,074)	(1,487)	11,868	30,361	28,745

Net (loss) income (a) (c)	$(62,303)	$(347,012)	$15,179	$47,819	$45,289

Total assets	$557,678	$619,710	$994,815	$981,661	$963,215
Long-term portion of notes payable to Belo Corp (d)	$—	$378,916	$353,893	$332,710	$306,398
Cash dividends declared per common share	$0.625	N/A	N/A	N/A	N/A

(a)	Total operating expense for the year ended December 31, 2008 includes a charge of $14,145 for the impairment of goodwill at The Press-Enterprise. Total operating expenses for the year ended December 31, 2007 include a charge of $344,424 for the impairment of goodwill at The Press-Enterprise and The Providence Journal.

(b)	Other income and expense includes $2,983, $34,834, $31,814, $23,661 and $16,510 for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively, for interest on notes payable to Belo (see the Consolidated Financial Statements, Note 8 — Long-term Debt).

(c)	Net earnings in 2004 included pre-tax charges related to The Dallas Morning News circulation overstatement of $23,500 (see “Item 3. Legal Proceedings”).

(d)	Amounts represent the long-term portion of notes payable to Belo (see the Consolidated Financial Statements, Note 8 — Long-term Debt).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 1A. Risk Factors,” “Item 6. Selected Financial Data,” “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” “Item 9A (T). Controls and Procedures” and the Consolidated Financial Statements and the Notes thereto. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Item 1A. Risk Factors.”
     All references to earnings per share represent diluted earnings per share.
     All dollar amounts are in thousands, except per share amounts.
OVERVIEW
A. H. Belo
     A. H. Belo Corporation, headquartered in Dallas, Texas, is a distinguished news and information company that owns and operates three daily newspapers and 12 associated Web sites. A. H. Belo publishes The Dallas Morning News, Texas’ leading newspaper; The Providence Journal, the oldest major daily newspaper of general circulation and continuous publication in the U.S.; and The Press-Enterprise (Riverside, CA), serving southern California’s Inland Empire region. These newspapers publish extensive local, state, national and international news. In addition, the Company publishes various specialty publications targeting niche audiences, and owns direct mail and commercial printing businesses.
     The Company was spun off from Belo Corp. effective February 8, 2008 through a pro-rata stock dividend to Belo shareholders. As a consequence, A. H. Belo became a separate public company on that date. Except as noted herein, Belo has no further ownership interest in A. H. Belo or in any newspaper or related businesses, and A. H. Belo has no ownership interest in Belo or in any television station or related businesses. A. H. Belo’s relationship with Belo is now governed by a separation and distribution agreement and several ancillary agreements governing various relationships between A. H. Belo and Belo. A. H. Belo and Belo also co-own certain downtown Dallas real estate and several investments associated with their respective businesses.
     The following table summarizes the net operating revenues for each of A. H. Belo’s three daily newspapers for the years ended December 31, 2008, 2007 and 2006:

	Twelve Months Ended December 31,
		Percentage		Percentage
	2008	Change	2007	Change	2006

The Dallas Morning News	$404,214	(11.6)%	$457,418	(8.1)%	$497,887
The Providence Journal	131,469	(13.3)%	151,575	(6.8)%	162,661
The Press-Enterprise	101,631	(21.6)%	129,675	(17.5)%	157,185

Total net operating revenues	$637,314	(13.7)%	$738,668	(9.7)%	$817,733

     Total revenues decreased approximately 13.7 percent in 2008 when compared to 2007 and 9.7 percent in 2007 when compared to 2006. Total newspaper advertising revenues were down approximately 19.3 percent in 2008 when compared to 2007 and 10.9 percent in 2007 when compared to 2006. Advertising revenues associated with the Company’s Web sites decreased approximately 12.0 percent in 2008 when compared to 2007 and increased 19.5 percent in 2007 when compared to 2006. The Company expects newspaper advertising revenues to continue to decrease in 2009.
     The Company is required to assess goodwill impairment annually at the reporting unit level using the methodology prescribed by Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.” The goodwill impairment test initially consists of the comparison of the implied fair value of a reporting unit with its carrying value. For the Company, a reporting unit consists of the newspaper operations in each geographic area. The Company performed its annual goodwill impairment testing as of December 31, 2008 and based on the results, recognized impairment charges to write off the remaining goodwill attributable to The Press-Enterprise by $14,145. In 2007, the Company recognized impairment charges to goodwill attributable to The Providence Journal by $242,794 and The Press-Enterprise by $101,630. The impairment charges resulted primarily from a decline in the estimated fair value of the individual businesses due to lower than estimated market growth rates and margins versus prior year estimates. Goodwill impairment is a non-cash charge to earnings and, as such, does not affect the Company’s liquidity, cash flows from operating activities or debt covenants, or have any impact on future operations.
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
Basis of Presentation
     The consolidated financial statements in this Annual Report on Form 10-K include the accounts of A. H. Belo comprising its newspaper businesses and related assets. Operating expenses in the income statements prior to February 8, 2008, reflect all of the direct expenses of the business together with allocations of certain Belo Corp. corporate expenses that have been charged to the Company based on use or other methodologies which the Company believes were appropriate for such expenses. See Consolidated Financial Statements, Note 1—Summary of Significant Accounting Policies. In our opinion, these assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. Certain A. H. Belo and Belo operating units currently share news and information content at no cost.
     The financial information for the periods prior to February 8, 2008 included in this Annual Report may not reflect what A. H. Belo’s results of operations, financial position, and cash flows would have been had it been a separate public company during the periods presented or be indicative of what its results of operations, financial position, and cash flows may be in the future as a separate public company. A. H. Belo’s financial information for the periods prior to February 8, 2008 reflects allocations for services historically provided by Belo, and the Company expects these allocated costs to be different from the actual costs A. H. Belo will incur for these services in the future as a separate public company, including with respect to actual services. Subsequent to February 8, 2008, these services are being provided by Belo under a services agreement and other inter-company agreements. In some instances, the costs incurred for these services as a separate public company may be higher than the share of total Belo expenses allocated to A. H. Belo prior to February 8, 2008. In addition, the financial information for the periods prior to February 8, 2008, does not reflect the increased costs associated with being a separate public company, including expected changes in our cost structure, personnel needs, financing, and operations of our business as a result of the Distribution.

RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
Consolidated Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

	Twelve Months Ended December 31,
		Percentage		Percentage
	2008	Change	2007	Change	2006

Total net operating revenues	$637,314	(13.7)%	$738,668	(9.7)%	$817,733
Total operating costs and expenses	713,271	(32.5)%	1,056,100	38.9%	760,376

(Loss) earnings from operations	(75,957)	76.1%	(317,432)	(653.4)%	57,357
Total other (expense) and income	(3,420)	(89.0)%	(31,067)	2.5%	(30,310)

(Loss) earnings from operations	(79,377)	77.2%	(348,499)	(1,388.5)%	27,047
Income tax (benefit) expense	(17,074)	(1,048.2)%	(1,487)	(112.5)%	11,868

Net (loss) income	$(62,303)	82.0%	$(347,012)	(2,386.1)%	$15,179

Net Operating Revenues
     The table below presents the components of A. H. Belo’s net operating revenues for the last three years:

	Twelve Months Ended December 31,
		Percentage		Percentage
	2008	Change	2007	Change	2006

Advertising	$484,437	(19.3)%	$600,335	(10.9)%	$674,140
Circulation	123,381	9.5%	112,635	(3.1)%	116,265
Other	29,496	14.8%	25,698	(6.0)%	27,328

Total net operating revenues	$637,314	(13.7)%	$738,668	(9.7)%	$817,733

     In 2008, advertising revenue accounted for 76.0 percent of the Company’s total revenues compared to 81.3 percent in 2007 and 82.4 percent in 2006. In 2008, circulation revenue accounted for 19.4 percent of the Company’s total revenues compared to 15.2 percent in 2007 and 14.2 percent in 2006. In all three years, commercial printing made up most of the remainder of the Company’s revenues.
     The Company’s revenues were adversely affected by economic and operating pressures. Advertising expense budgets tend to be reduced more than other expenses in times of economic uncertainty or recession. The continued economic slowdown adversely affected advertising demand and the Company’s business, financial condition and results of operations. Total advertising revenue, including print and Internet revenue, was down 19.3 percent for the year ended December 31, 2008 when compared to the year ended December 31, 2007. Retail advertising revenue was down 16.0 percent, general advertising revenue was down 17.9 percent, and classified advertising revenue (exclusive of Internet revenue) was down 36.2 percent in the year ended December 31, 2008 when compared to the year ended December 31, 2007.
     The table below presents the components of The Dallas Morning News net operating revenues for the last three years:

	Twelve Months Ended December 31,
		Percentage		Percentage
	2008	Change	2007	Change	2006

Advertising	$300,099	(18.1)%	$366,516	(9.8)%	$406,515
Circulation	80,097	14.0%	70,244	(0.3)%	70,445
Other	24,018	16.3%	20,658	(1.3)%	20,927

Total net operating revenues	$404,214	(11.6)%	$457,418	(8.1)%	$497,887

     Net operating revenues for The Dallas Morning News decreased by $53,204, or 11.6 percent, in the year ended December 31, 2008, as compared to the year ended December 31, 2007. Advertising revenues decreased by $66,417, or 18.1 percent, in the year ended December 31, 2008, compared to the year ended December 31, 2007, due to declines in substantially all categories included in retail, general and classified. Retail advertising revenue decreased $11,831, or 14.5 percent, general advertising revenue decreased $8,630, or 18.5 percent, and classified advertising revenue decreased $37,394, or 31.8 percent. Circulation revenue increased $9,853, or 14.0 percent, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to an increase in home delivery and single copy prices.
     Net operating revenues for The Dallas Morning News decreased by $40,469, or 8.1 percent, in the year ended December 31, 2007, as compared to the year ended December 31, 2006. Advertising revenues decreased by $39,999, or 9.8 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006. Retail advertising revenue decreased $6,852, or 7.8 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to decreases in the furniture category. General advertising revenues decreased $17,196, or 27.0 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to decreases in the financial, telecommunications and travel categories. Classified advertising revenues decreased $14,739, or 11.2 percent, primarily due to decreases in the real estate, automotive and employment categories. Circulation revenue remained flat for the year ended December 31, 2007, compared to the year ended December 31, 2006.
     The following table presents the components of The Providence Journal net operating revenues for the last three years:

	Twelve Months Ended December 31,
		Percentage		Percentage
	2008	Change	2007	Change	2006

Advertising	$102,704	(18.4)%	$125,874	(6.9)%	$135,189
Circulation	27,765	10.7%	25,072	(5.7)%	26,601
Other	1,000	59.0%	629	(27.8)%	871

Total net operating revenues	$131,469	(13.3)%	$151,575	(6.8)%	$162,661

     Net operating revenues for The Providence Journal decreased by $20,106, or 13.3 percent, in the year ended December 31, 2008, compared to the year ended December 31, 2007. Advertising revenues decreased $23,170, or 18.4 percent, for the year ended December 31, 2008, compared to the year ended December 31, 2007, due to declines in substantially all categories included in retail, general and classified. Retail advertising revenues decreased $6,693, or 16.6 percent, general advertising revenues decreased $658, or 40.2 percent, and classified advertising revenue decreased $10,094, or 26.2 percent. Circulation revenue increased $2,693, or 10.7 percent, in the year ended December 31, 2008, compared to the year ended December 31, 2007, due to rate increases in home delivery and single copy prices.
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

     The table below presents the components of The Press-Enterprise net operating revenues for the last three years:

	Twelve Months Ended December 31,
		Percentage		Percentage
	2008	Change	2007	Change	2006

Advertising	$81,634	(24.4)%	$107,945	(18.5)%	$132,438
Circulation	15,519	(10.4)%	17,319	(9.9)%	19,218
Other	4,478	1.5%	4,411	(20.2)%	5,529

Total net operating revenues	$101,631	(21.6)%	$129,675	(17.5)%	$157,185

     Net operating revenues for The Press-Enterprise decreased $28,044, or 21.6 percent, in the year ended December 31, 2008, compared to the year ended December 31, 2007. Advertising revenues decreased $26,311, or 24.4 percent, in the year ended December 31, 2008, compared to the year ended December 31, 2007, due to declines in substantially all categories included in retail, general and classified. Retail advertising revenues decreased $3,698, or 21.4 percent, general advertising revenues decreased $1,098, or 11.1 percent, and classified advertising revenues decreased $18,886, or 47.1 percent. Circulation revenue decreased $1,800, or 10.4 percent for the year ended December 31, 2008 when compared to the year ended December 31, 2007, primarily due to eliminating home delivery in certain geographic areas.
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
Operating Costs and Expenses
     The Company’s operating costs and expenses decreased $342,829, or 32.5 percent, in the year ended December 31, 2008, as compared to the prior year period, primarily due to goodwill impairment of $14,145 recorded in 2008 as compared to goodwill impairment of $344,424 recorded in 2007. The Company is required to test goodwill at least annually for impairment. See Consolidated Financial Statements, Note 3-Goodwill and Intangible Assets for more information. In 2008, the Company recorded an impairment charge of $4,535 on a 26-year-old printing press.
     The Company experienced decreases in other production, distribution and operating costs and a decrease in newsprint, ink and other supplies. Other production, distribution and operating costs decreased $10,808, or 4.2 percent, for the year ended December 31, 2008, compared to the year ended December 31, 2007. This decrease was primarily due to lower expenses for outside services and lower advertising and promotion expenses. Newsprint, ink and other supplies decreased $7,893, or 7.7 percent, for the year ended December 31, 2008, compared to the year ended December 31, 2007, due to a decrease in newsprint consumption. During 2008, the Company’s publishing operations consumed approximately 111,981 metric tons of newsprint at an average cost of $664 per metric ton. Consumption of newsprint in the previous year was approximately 136,546 metric tons at an average cost per metric ton of $586.
     The Company’s operating costs and expenses increased $295,724, or 38.9 percent, in the year ended December 31, 2007, as compared to the prior year period, primarily due to a non-cash charge for goodwill impairment, decreases in salaries, wages and employee benefits and a decrease in newsprint, ink and other supplies. Salaries, wages and employee benefits decreased $25,317, or 7.8 percent, for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to a voluntary severance program for newsroom employees at The Dallas Morning News initiated in the third quarter 2006 which reduced headcount. In addition to the voluntary severance program, the Company recognized a reduction in estimated pension expense of approximately $8,488 primarily due to the Company’s curtailment of its defined benefit pension plan effective March 31, 2007 and an increase in the discount rate applied to future pension obligations. These decreases were partially offset by an increase in workers’ compensation expense. In the fourth quarter of 2007, the Company recorded a non-cash charge for goodwill impairment of $344,424, of which $242,794 related to The Providence Journal and $101,630 related to The Press-Enterprise based on assessments performed for the year ended December 31, 2007. The Company is required to test goodwill at least annually for impairment. See Consolidated Financial Statements, Note 3, for more information.

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
     Interest expense decreased $30,806, or 88.4 percent, for the year ended December 31, 2008, compared to the year ended December 31, 2007. As of February 8, 2008, in connection with the Distribution of the Company, Belo Corp. contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo Corp. by A. H. Belo and its subsidiaries or assigned indebtedness to the Company. This effectively settled A. H. Belo’s notes payable balances owed to Belo Corp. As a result, no interest expense for these notes was accrued beyond the Distribution Date, as compared to the interest expense that accrued for the entire twelve months ended December 31, 2007. This decrease in interest paid to Belo Corp. was partially offset by interest expense or approximately $121 related to the Company’s credit facility entered into subsequent to February 8, 2008.
     Interest expense increased $3,020, or 9.5 percent, in 2007 compared to 2006. This is primarily due to year-over-year increases in the balances on notes payable to Belo Corp. Certain subsidiaries had entered into notes payable arrangements with Belo Corp. The notes accrued interest at prime plus one percent and had various payments terms. In conjunction with the Distribution, Belo Corp. contributed to the capital of A. H. Belo all inter-company indebtedness owed by A. H. Belo to Belo Corp. or assigned the notes to A. H. Belo on or prior to the Distribution Date. The contribution or assignment effectively extinguished all liabilities of A. H. Belo to Belo Corp. under such notes.
     Other (expense) income, net, decreased $3,159, or 83.9 percent, in 2008 when compared to 2007. This is primarily due to a gain recognized on the disposal of land and a building in Dallas, Texas in 2007 that was not used in the ordinary course of business.
     Other (expense) income, net, increased $2,263, or 150.5 percent in 2007 when compared to 2006. This is primarily due to a gain recognized on the disposal of fixed assets of $2,250.
     Income tax benefit increased $15,587 in 2008 when compared to 2007. This increase in tax benefit was primarily attributable to lower taxable income and adjustments made for goodwill impairment and valuation allowance. The effective tax rates for 2008, 2007, and 2006 were 21.5 percent, 0.4 percent, and 43.9 percent, respectively.
     Income tax expense decreased $13,355, or 112.5 percent, for the year ended December 31, 2007 when compared with the year ended December 31, 2006, primarily due to lower taxable income. In May 2006, the State of Texas enacted legislation replacing its franchise tax with a new margin tax. Despite an effective date of January 1, 2008, the enactment of the Tax Reform Bill represents a change in tax law, and SFAS 109, “Accounting for Income Taxes,” requires that effects of the change must be reflected in the financial statements in the quarter in which the new tax is enacted.
     As of December 31, 2008, the Company expects to incur federal and state net operating losses of $24,206. These net operating losses can be carried forward to offset future taxable income, and will begin to expire in the years 2029 and 2030 if not utilized. SFAS 109, places a threshold for recognition of deferred tax assets based on whether it is more likely than not that these assets will be realized. In making this determination, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected taxable income, tax planning strategies and recent financial results. Based on the criteria established by SFAS 109, the Company established a valuation allowance of $4,086 against the deferred tax assets, as it is possible that a portion of the benefit resulting from these net operating loss carry forwards will not be realized.
     Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. At December 31, 2008, the Company had deferred tax assets of $29,015, which were partially offset by a valuation allowance of $4,086 and further reduced by deferred tax liabilities of $26,134. As previously discussed, the valuation allowance reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets on certain net operating loss carry forwards. The Company will evaluate the ability to realize its deferred tax assets by assessing its valuation allowance and adjusting the amount of such allowance if necessary. The factors used to assess the likelihood of realization are the Company’s reversal of future deferred tax liabilities, available tax planning strategies and future taxable income.

     In July 2006, the FASB issued Financial Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A. H. Belo adopted FIN 48 effective with the spin-off from Belo Corp. The Company believes it does not have any tax positions which do not meet the more likely than not threshold as defined in FIN 48. As such, we have not recorded any tax liabilities related to any tax positions taken.
Forward-Looking Statements
     Statements in this Annual Report on Form 10-K concerning A. H. Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, future financings, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.
     Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; challenges in achieving expense reduction goals, and on schedule, and the resulting potential effect on operations; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures, and investments; general economic conditions; significant armed conflict; and other factors beyond our control, as well as other risks described elsewhere in this Annual Report on Form 10-K and in the Company’s other public disclosures, and filings with the Securities and Exchange Commission (SEC).
Critical Accounting Policies and Estimates
     A. H. Belo’s financial statements are based on the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical accounting policies currently affecting A. H. Belo’s financial position and results of operations. See the Consolidated Financial Statements, Note 1—Summary of Significant Accounting Policies, for additional information concerning significant accounting policies.
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
     The Company’s intangible assets and goodwill result from its significant business acquisitions, which occurred prior to 1998. In connection with these acquisitions, the Company obtained appraisals of the significant assets purchased. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. At December 31, 2008, A. H. Belo had net investments of $263,744 in property, plant and equipment, $105,522 in goodwill, and $33,927 in intangible assets, which consist of subscriber lists.
     The Company accounts for goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” As required by SFAS 142, the Company tests for goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. The Company performs the impairment testing at its three newspaper operating units. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate and private and public market trading multiples for newspaper assets. See Consolidated Financial Statements, Note 3, for a discussion of the impairment charges taken.
     As a result of the assessment as of December 31, 2008, the Company incurred a non-cash charge to goodwill of approximately $14,145 in the fourth quarter of 2008 related to impairment at The Press-Enterprise. As a result of the assessment as of December 31, 2007, the Company incurred a non-cash charge to goodwill of approximately $344,424 in the fourth quarter of 2007 related to goodwill impairment at two of the Company’s reporting units: The Providence Journal and The Press-Enterprise. There is no tax effect related to the impairment charge, and this non-cash charge will not affect the Company’s liquidity, cash flows from operating activities, debt covenants, or have any effect on future operations. Based on the assessments performed as of December 31, 2006, the Company did not record any impairment charges related to goodwill or intangible assets.
     The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of the carrying amount to the future net cash flows the property and equipment is expected to generate. Based on assessments done during the year ended December 31, 2008, the Company recorded an impairment loss related to a 26-year-old printing press of $4,535. Based on assessments performed during the years ended December 31, 2007 and 2006, the Company did not record any impairment losses related to property, plant, and equipment.
     Contingencies. A. H. Belo is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation would not have a material adverse effect on A. H. Belo’s consolidated financial position, liquidity, or results of operations. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.
     Subsequent to the Distribution of A. H. Belo, Belo retained sponsorship of the Pension Plan and will, jointly with A. H. Belo, administer benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan. The Distribution caused each A. H. Belo employee to have a separation from service for purposes of commencing benefits under the Pension Plan at or after age 55. As sponsor of the Pension Plan, Belo will be solely responsible for satisfying the funding obligations with respect to the Pension Plan and retains sole discretion to determine the amount and timing of any contributions required to satisfy such funding obligations. Belo also retains the right, in its sole discretion, to terminate the Pension Plan. A. H. Belo will reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan. The Company has recorded an accrual for the estimated future contributions to be paid to Belo. This estimate is based on input from the Company’s actuary of such contributions. Estimates of future contributions can change significantly based on assumptions required for funding of the Pension Plan. Significant assumptions include future interest rate levels, the amount and timing of asset returns, how current contributions in excess of the minimum requirements could impact the amounts and timing of future contributions and any changes to current law which would grant additional funding relief for defined benefit plan sponsors.
     Share-Based Compensation. The Company records the compensation expense related to its stock options according to SFAS 123(R), as adopted on January 1, 2006. The Company records the compensation expense related to its options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. The Company records the compensation expense related to its restricted stock units using the fair value as of the date of grant.
     Taxes. In accordance with SFAS 109, “Accounting for Income Taxes,” the Company recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company also assesses the realizability of these deferred tax assets, and establishes a valuation allowance in accordance with SFAS 109 if the realizability threshold of more likely than not is not met. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141(R) will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, that are consummated after the effective date.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to implement the fair value option with respect to existing assets or liabilities; therefore, the adoption of SFAS 159 had no effect on the Company’s financial position or results of operations.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes, among other things, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value, and increases disclosures about estimates of fair value. SFAS 157 was effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company has adopted SFAS 157 but the adoption has not had a material effect on our financial position or results of operations.
Liquidity and Capital Resources
     As of September 30, 2008, the Company was not in compliance with the fixed charge coverage ratio as required by its credit facility. During the fourth quarter of 2008, the Company’s bank group approved an amendment and waiver to its credit facility. On January 30, 2009, the Company entered into the Amended and Restated Credit Agreement, which is more fully described in the Financing Cash Flow discussion as well as in the Consolidated Financial Statements — Note 8 — Long-term Debt. Among other matters, the Amended and Restated Credit Agreement establishes minimum adjusted EBITDA covenant requirements in 2009.
     Compliance with the minimum adjusted EBITDA and other financial covenants depends on the Company’s financial condition and results of operations, which are subject to a number of factors, including current and future economic conditions. Based on the Company’s projections for the remainder of fiscal year 2009, which incorporate the Company’s assessment of current economic conditions, the projections currently indicate that the Company will be able to meet these financial covenants throughout fiscal year 2009. These projections are based on revenue and expense estimates for the remainder of 2009 and include the implementation of continued expense savings initiatives, which are being implemented as well as other expense and revenue expectations for the remainder of fiscal year 2009. However, there can be no assurance of the Company’s ability to meet these financial covenants.
     Throughout 2008 and the beginning of 2009, the economy has experienced disruptions resulting from the sub-prime mortgage crisis and general credit market conditions in the United States. The full extent that these disruptions will have on the Company’s results as well as their length and ultimate severity are difficult to predict. Should conditions worsen, or persist for an extended time, the Company’s results could be materially adversely affected. Due to the dynamic nature of assumptions used in estimating the Company’s financial results and the Company’s inability to control the effect of the current economic conditions, actual results may differ materially from the Company’s projections. Furthermore, the Company’s results may be affected by continued economic and political developments and those effects could be material to the consolidated financial statements.
     If the current economic recession causes advertising revenues to decline more than currently anticipated, if other parts of our business experience adverse effects, or if our expense saving initiatives prove insufficient, then we may not be able to meet these financial covenants. Absent a waiver from the Credit Agreement lenders, not meeting these financial covenants will result in an event of default under the Credit Agreement. Upon the occurrence of an event of default, the Credit Agreement lenders could elect to terminate all commitments to extend further credit and declare all amounts outstanding to be immediately due and payable.
     The Company’s ability to borrow under the Credit Agreement depends on a borrowing base determined from a formula based on the levels of our accounts receivable and inventory. If our accounts receivable and inventory are insufficient (including, with respect to accounts receivable, as a result of decreased revenues), then we may be unable to borrow under the Credit Agreement notwithstanding compliance with the Credit Agreement’s financial covenants.

Operating Cash Flows
     Net cash provided by operations was $28,928, $62,147 and $49,497 in the years ended December 31, 2008, 2007, and 2006, respectively. The changes in cash flows from operations are caused primarily by changes in net earnings (loss) and normal changes in working capital requirements. The Company used net cash provided by operations to fund capital expenditures and to invest in a joint venture.
Investing Cash Flows
     Net cash flows used for investing activities were $23,068, $43,002 and $65,315 in the years ended December 31, 2008, 2007, and 2006, respectively. These cash flows are primarily attributable to capital expenditures and an investment in a joint venture.
Capital Expenditures
     Total capital expenditures were $18,089, $41,117 and $68,356 in 2008, 2007 and 2006, respectively. These were primarily for the Company’s facilities and equipment and corporate-driven technology initiatives. The Company expects to finance future capital expenditures, which are expected to total approximately $13,500 in 2009, using cash generated from operations and, when necessary, borrowings under the Amended and Restated Credit Agreement.
     In the first quarter 2007, the Company took possession of a new distribution and collating facility for The Dallas Morning News in southern Dallas (the “South Plant”). The total cost of the South Plant land, improvements, buildings and equipment was approximately $50,000. Of the total estimated costs, approximately $48,173 was incurred as of December 31, 2007.
     In the first quarter 2007, The Press-Enterprise moved into its new 150,000-square foot, five-story office building to centralize all news, editorial, advertising, sales and marketing, technology, production support, and administrative functions. The total cost of the project was approximately $40,000. Of the total estimated costs, approximately $35,522 was incurred as of December 31, 2007.
Financing Cash Flows
     Net cash flows (used in) provided by financing activities were ($2,800), ($22,792) and $14,899 in the years ended December 31, 2008, 2007, and 2006, respectively. The cash flows in 2008, 2007, and 2006 are primarily attributable to dividends and distributions paid to Belo Corp., offset by borrowings from Belo Corp. pursuant to notes payable. In conjunction with the Distribution, Belo Corp. contributed to the capital of A. H. Belo all inter-company indebtedness owed by A. H. Belo to Belo Corp. or assigned the notes to A. H. Belo.
     The Company entered into a Credit Agreement dated as of February 4, 2008 with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other lenders party thereto (the “Credit Agreement”) effective as of the Distribution Date. The Credit Agreement was a $100,000 senior revolving credit facility and had a five-year term that expired in February 2013. The facility provided for under the Credit Agreement may be used for working capital and other general corporate purposes, including letters of credit. On October 23, 2008, the Company entered into the First Amendment and Waiver to the Credit Agreement. Among other matters, the amendment reduced the total commitment amount from $100,000 to $50,000; set interest rates at LIBOR plus 250 basis points; waived compliance with the fixed charge coverage ratio covenant through January 31, 2009; restricted the payment of cash dividends during the waiver period; and provided the lenders with a security interest in the Company’s and its material subsidiaries’ accounts receivable and inventory.
     On January 30, 2009, the Company entered into an amendment and restatement of the existing Credit Agreement dated as of February 4, 2008 with JP Morgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other lenders party thereto (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement is effective as of January 30, 2009 and matures April 30, 2011. The Amended and Restated Credit Agreement provides for a $50,000 working capital facility that is subject to a borrowing base. Among other matters, the Amended and Restated Credit Agreement creates an asset-based revolving credit facility secured by the Company’s accounts receivable, inventory, specified real property and other assets; sets pricing at LIBOR plus 375 basis points; establishes minimum adjusted EBITDA covenant requirements in 2009; establishes a fixed charge covenant ratio in 2010 of 1.0 to 1.0; allows capital expenditures and investments combined of up to $16,000 per year in total; allows the Company to pay dividends when the Company’s fixed charge coverage ratio exceeds 1.2 to 1.0 and the aggregate availability under the credit facility exceeds $15,000; and contains other covenants and restrictions, including those which have limitations on indebtedness, liens, and asset sales. In connection with the Amended and Restated Credit Agreement, the Company and each of its specified subsidiaries entered into an Amended and Restated Pledge and Security Agreement granting a security interest in all personal property and other assets now owned or thereafter acquired. In addition, the Amended and Restated Credit Agreement requires certain of the Company’s subsidiaries to enter into mortgages or deeds of trust granting liens on certain specified real property. Under the revolving credit facility the Company must meet the minimum adjusted EBITDA covenants as outlined below:

For the six months ended March 31, 2009:	$(4,000)
For the nine months ended June 30, 2009:	$6,500
For the 12 months ended September 30, 2009:	$15,000
For the 12 months ended December 31, 2009:	$22,500
Contractual Obligations
     The table below summarizes the following commitments of the Company as of December 31, 2008. See also Consolidated Financial Statements, Note 10—Commitments.

Nature of Commitment	Total	2009	2010	2011	2012	2013	Thereafter

Capital expenditures and licenses	$1,017	$1,017	$—	$—	$—	$—	$—
Non-cancelable operating leases	20,225	4,998	3,411	2,442	2,033	1,522	5,819

Total	$21,242	$6,015	$3,411	$2,442	$2,033	$1,522	$5,819

Other
     A. H. Belo has various options available to meet its 2009 capital and operating commitments, including cash on hand, short-term investments, a revolving credit facility and internally generated funds. A. H. Belo believes its current financial condition and credit relationships are adequate to fund its current obligations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     A. H. Belo has exposure to changes in the price of newsprint. The average price of newsprint in 2009 is expected to decline, although specific price changes and the timing of price changes cannot be predicted. A. H. Belo believes the newsprint environment for 2009, giving consideration to both cost and supply, to be manageable through existing relationships and sources.
     The market risk inherent in the Amended and Restated Credit Agreement entered into by A. H. Belo represents the potential loss arising from adverse changes in interest rates. See the Consolidated Financial Statements, Note 8—Long Term Debt, for information concerning the contractual interest rates of A. H. Belo’s debt.
     With respect to the Company’s variable rate debt, a 10 percent change in interest rates for the year ended December 31, 2008, would have resulted in an immaterial annual change in A. H. Belo’s pretax earnings and cash flows. A 10 percent change in the interest rates for the year ended December 31, 2007, would have resulted in no change to A. H. Belo’s pretax earnings or cash flows as there were no outstanding balances on the variable rate debt.
Item 8. Financial Statements and Supplementary Data
     The Consolidated Financial Statements, together with the Report of Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K. Financial statement schedules have been omitted because the required information is contained in the Consolidated Financial Statements or related Notes, or because such information is not applicable.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A (T). Controls and Procedures
     During the quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, A. H. Belo’s internal control over financial reporting.
     The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and the Senior Vice President/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (2) is accumulated and communicated to the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and Senior Vice President/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
     SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2008 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of internal control.
     Management is responsible for establishing and maintaining effective internal control over financial reporting of A. H. Belo and its subsidiaries. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
     Management has evaluated the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the PCAOB and in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that A. H. Belo maintained effective internal control over financial reporting as of December 31, 2008.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information set forth under the headings “A. H. Belo Corporation Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance—Audit Committee,” “Corporate Governance—Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 14, 2009 is incorporated herein by reference.
     A. H. Belo has a Code of Business Conduct and Ethics that applies to all directors, officers and employees, which can be found at the Company’s Web site, www.ahbelo.com. The Company will post any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on the Company’s Web site. Information on A. H. Belo’s Web site is not incorporated by reference into this Annual Report on Form 10-K.

     The Company’s Board of Directors has adopted Corporate Governance Guidelines and charters for the Audit, Compensation, and Nominating and Governance Committees of the Board of Directors. These documents can be found at the Company’s Web site, www.ahbelo.com.
     A shareholder can also obtain, without charge, a printed copy of any of the materials referred to above by contacting the Company at the following address:
A. H. Belo Corporation
P.O. Box 224866
Dallas, Texas 75222-4866
Attn: Corporate Secretary
Telephone: (214) 977-8200
Item 11. Executive Compensation
     The information set forth under the headings “Executive Compensation—Compensation Discussion and Analysis, —Compensation Committee Interlocks and Insider Participation, —Compensation Committee Report, —Summary Compensation Table, —Grants of Plan-Based Awards in 2008, — Non-Qualified Deferred Compensation, —A. H. Belo Corporation Outstanding Equity Awards at Fiscal Year-End 2008, —Belo Corp. Outstanding Equity Awards at Fiscal Year-End 2008, —Option Exercises and Stock Vested in 2008, —Post-Employment Benefits, —Pension Benefits at December 31, 2008, —Termination of Employment and Change In Control Arrangements, —Potential Payments on Termination of Employment or Change in Control at December 31, 2008, Director Compensation” and “Corporate Governance—Compensation Committee” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 14, 2009 is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information set forth under the headings “A. H. Belo Corporation Stock Ownership” “Proposal Two — Approval of the A. H. Belo 2008 Incentive Compensation Plan” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 14, 2009 is incorporated herein by reference.
     Information regarding the number of shares of common stock available under the Company’s equity compensation plans is included in the Consolidated Financial Statements, Note 4—Long-Term Incentive Plan Post Distribution.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information set forth under the heading “Director Compensation—Certain Relationships” and “Corporate Governance—Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 14, 2009 is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information set forth under the heading “Proposal Three: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 14, 2009 is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)	The financial statements listed in the Index to Financial Statements included in the table of contents are filed as part of this report.
(2)	The financial schedules required by Regulation S-X are either not applicable or are included in the information provided in the Consolidated Financial Statements or related Notes, which are filed as part of this report.

(3)	Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit
Number		Description

2.1	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741) (the “February 12, 2008 Form 8-K”))

3.1	*	Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.1 to Amendment No. 3 to the Company’s Form 10 dated January 18, 2008 (Securities and Exchange Commission File No. 001-33741) (the “Third Amendment to Form 10”))

3.2	*	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated January 11, 2008 (Exhibit 3.2 to Post-Effective Amendment No. 1 to Form 10 dated January 31, 2008 (Securities and Exchange Commission File No. 001-33741))

3.3	*	Amended and Restated Bylaws of the Company, effective January 11, 2008 (Exhibit 3.3 to the Third Amendment to Form 10)

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.3 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)

4.4	*	Rights Agreement dated as of January 11, 2008 between the Company and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)

10.1		Financing agreements:

		(1)*	Credit Agreement dated as of February 4, 2008 among the Company, as Borrower, JPMorgan Chase, N.A., as Administrative Agent, JPMorgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Bookrunners, Bank of America, N.A., as Syndication Agent, SunTrust Bank and Capitol One Bank, N.A. as Co-Documentation Agents (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-33741))

	~	(2)*	First Amendment and Waiver to the Credit Agreement dated as of October 23, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008 (Securities and Exchange Commission File No. 001-33741))

	~	(3)*	Amended and Restated Credit Agreement dated as of January 30, 2009, (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “February 2, 2009 From 8-K”)

	~	(4)*	Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 (Exhibit 10.2 to the February 2, 2009 From 8-K)

Exhibit
Number		Description

10.2		Compensatory plans:

	~	(1)*	A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8-K)

		* (a)	First Amendment to the A. H. Belo Savings Plan dated September 23, 2008 (Exhibit 10.2(1)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 (Securities and Exchange Commission File No. 001-33741))

	~	(2)*	A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)

		* (a)	First Amendment to A. H. Belo 2008 Incentive Compensation Plan effective July 23, 2008 (Exhibit 10.2(2)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008 (Securities and Exchange Commission File No. 001-33741))

		* (b)	Form of A. H. Belo 2008 Incentive Compensation Plan Non-Employee Director Evidence of Award (Exhibit 10.2(2)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008 (Securities and Exchange Commission File No. 001-33741) (the “First Quarter 2008 Form 10-Q”))

		* (c)	Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Award (for Employee Awards) (Exhibit 10.2(2)(B) to the First Quarter 2008 Form 10-Q)

	~	(3)*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8-K)

	~	(4)*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)

10.3		Agreements relating to the Distribution of A. H. Belo:

		(1)*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

		(2)*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

		(3)*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

		(4)*	Separation and Distribution Agreement (See Exhibit 2.1 to the February 12, 2008 Form 8-K)

12		Statements re: Computation of Ratios

21		Subsidiaries of the Company

23		Consent of Ernst & Young LLP

24		Power of Attorney (set forth on the signature page(s) hereof)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION
By:	/s/ Robert W. Decherd
Robert W. Decherd
Chairman of the Board, President and Chief Executive Officer
Dated: March 18, 2009

POWER OF ATTORNEY
     The undersigned hereby constitute and appoint Robert W. Decherd, Donald F. Cass, Jr. and Alison K. Engel, and each of them and their substitutes, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue thereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd Robert W. Decherd	Chairman of the Board, President and Chief Executive Officer	March 18, 2009

/s/ Douglas G. Carlston Douglas G. Carlston	Director	March 18, 2009

/s/ Dealey D. Herndon Dealey D. Herndon	Director	March 18, 2009

/s/ Laurence E. Hirsch Laurence E. Hirsch	Director	March 18, 2009

/s/ David R. Morgan David R. Morgan	Director	March 18, 2009

/s/ John P. Puerner John P. Puerner	Director	March 18, 2009

/s/ J. McDonald Williams J. McDonald Williams	Director	March 18, 2009

/s/ Alison K. Engel Alison K. Engel	Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer)	March 18, 2009

/s/ George F. Finfrock George F. Finfrock	Vice President/Corporate Controller (Principal Accounting Officer)	March 18, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
A. H. Belo Corporation
We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. H. Belo Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
                    /s/ ERNST & YOUNG LLP
Dallas, Texas
March 16, 2009

A. H. BELO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended December 31,
In thousands, except per share amounts	2008	2007	2006

Net Operating Revenues

Advertising	$484,437	$600,335	$674,140
Circulation	123,381	112,635	116,265
Other	29,496	25,698	27,328

Total net operating revenues	637,314	738,668	817,733

Operating Costs and Expenses
Salaries, wages and employee benefits	298,285	297,630	322,947
Other production, distribution and operating costs	248,423	259,231	258,076
Newsprint, ink and other supplies	94,608	102,501	132,775
Goodwill impairment	14,145	344,424	—
Impairment on printing press	4,535	—	—
Depreciation	46,776	45,815	39,996
Amortization	6,499	6,499	6,582

Total operating costs and expenses	713,271	1,056,100	760,376

(Loss) earnings from operations	(75,957)	(317,432)	57,357

Other (Expense) and Income
Interest expense	(4,028)	(34,834)	(31,814)
Other income, net	608	3,767	1,504

Total other (expense) and income	(3,420)	(31,067)	(30,310)

(Loss) earnings before income taxes	(79,377)	(348,499)	27,047

Income tax (benefit) expense	(17,074)	(1,487)	11,868

Net (loss) income	$(62,303)	$(347,012)	$15,179

Net (loss) income per share:
Basic and diluted	$(3.04)	$(16.97)	$0.74

Weighted average shares outstanding:
Basic and diluted	20,478	20,452	20,452
See accompanying Notes to Consolidated Financial Statements.

A. H. BELO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except share and per share amounts	2008	2007

Assets
Current assets:
Cash and temporary cash investments	$9,934	$6,874
Accounts receivable (net of allowance of $5,332 and $4,596 at December 31, 2008 and 2007, respectively)	77,383	90,792
Inventories	22,641	11,407
Deferred income taxes	5,415	4,744
Prepaids and other current assets	9,344	8,202

Total current assets	124,717	122,019

Property, plant and equipment at cost:
Land	30,895	46,403
Buildings and improvements	232,120	232,267
Publishing equipment	358,413	351,323
Other	150,065	144,503
Advance payments on property, plant and equipment	9,358	23,614

Total property, plant and equipment	780,851	798,110
Less accumulated depreciation	517,107	490,322

Property, plant and equipment, net	263,744	307,788

Intangible assets, net	33,927	40,426
Goodwill	105,522	119,667
Investments	23,016	22,899
Other assets	6,752	6,911

Total assets	$557,678	$619,710

See accompanying Notes to Consolidated Financial Statements.

A. H. BELO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
In thousands, except share and per share amounts	2008	2007

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long term debt	$10,000	$—
Accounts payable	32,950	25,384
Accrued compensation and benefits	27,020	24,865
Accrued interest on notes payable	11	35,148
Accrued expenses	18,826	10,118
Advance subscription payments	26,335	24,495
Current portion of notes payable to Belo Corp.	—	392

Total current liabilities	115,142	120,402

Notes payable to Belo Corp.	—	378,916
Pension liabilities	17,096	—
Other post employment liabilities	7,738	8,462
Deferred income taxes	6,620	19,189
Other liabilities	2,430	5,801

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued.	—	—
Common stock, $.01 par value. Authorized 125,000,000 shares
Series A: issued 17,774,549 shares at December 31, 2008	176	—
Series B: issued 2,704,416 shares at December 31, 2008	28	—
Additional paid-in capital	483,551	—
Retained deficit	(75,103)	—
Belo Corp. equity	—	86,940

Total shareholders’ equity	408,652	86,940

Total liabilities and shareholders’ equity	$557,678	$619,710

See accompanying Notes to Consolidated Financial Statements

A. H. BELO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

In thousands, except share amounts	Twelve months ended December 31,
	Common Stock			Additional	Other
	Shares	Shares		Paid-in	Comprehensive	Retained	Belo Corp.
	Series A	Series B	Amount	Capital	Income	Deficit	Equity	Total

Balance at December 31, 2005	—	—	$—	$—	$—	$—	$471,791	$471,791
Dividends and other distributions	—	—	—	—	—	—	(5,743)	(5,743)
Net earnings	—	—	—	—	—	—	15,179	15,179

Balance at December 31, 2006	—	—	—	—	—	—	481,227	481,227
Dividends and other distributions	—	—	—	—	—	—	(47,275)	(47,275)
Net earnings	—	—	—	—	—	—	(347,012)	(347,012)

Balance at December 31, 2007	—	—	—	—	—	—	86,940	86,940
Contribution by Belo Corp.	—	—	—	480,911	—	—	(86,940)	393,971
Issuance of stock in the Distribution	17,603,499	2,848,496	204	(204)	—	—	—	—
Other post employment liabilities	—	—	—	—	(458)	—	—	(458)
Share-based compensation	—	—	—	3,302	—	—	—	3,302
Conversion of Series B to Series A	144,080	(144,080)	—	—	—	—	—	—
Issuance of shares for restricted stock units	26,970	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	(12,800)	—	(12,800)
Net loss	—	—	—	—	—	(62,303)	—	(62,303)

Balance at December 31, 2008	17,774,549	2,704,416	$204	$484,009	$(458)	$(75,103)	$—	$408,652

See accompanying Notes to Consolidated Financial Statements.

A. H. BELO COPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Provided (Used)

	Twelve months ended December 31,
In thousands	2008	2007	2006

Operations
Net (loss) income	$(62,303)	$(347,012)	$15,179

Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	53,275	52,314	46,578
(Gain)/loss on asset disposal	(936)	2,515	(342)
Goodwill impairment	14,145	344,424	—
Impairment on printing press	4,535	—	—
Deferred income taxes	(17,509)	(12,196)	(12,679)
Employee retirement (expense) benefit income	(674)	(115)	121
Share-based compensation	1,832	2,316	1,691
Future pension obigation	14,000	431	(467)
Other non-cash items	3,975	(2,145)	979
Net changes in operating assets and liabilities, excluding the effects of the Distribution:
Accounts receivable	13,230	9,810	3,131
Inventories	(11,234)	9,360	427
Prepaids and other current assets	1,879	—	—
Other, net	4,003	263	338
Accounts payable	6,746	(3,657)	(11,935)
Accrued compensation and benefits	(990)	(101)	(135)
Other accrued expenses	4,057	5,921	7,595
Advance subscription payments	897	19	(984)

Net cash provided by operations	28,928	62,147	49,497
Investments
Capital expenditures, net	(18,089)	(41,117)	(68,356)
Other, net	(4,979)	(1,885)	3,041

Net cash used for investments	(23,068)	(43,002)	(65,315)
Financing
Dividends and distributions	(12,800)	(47,275)	(5,781)
Net borrowings from Belo Corp.	—	24,483	20,680
Proceeds from credit facility	10,000	—	—

Net cash (used in) provided for financing	(2,800)	(22,792)	14,899

Net increase (decrease) in cash and temporary cash investments	3,060	(3,647)	(919)
Cash and temporary cash investments at beginning of period	6,874	10,521	11,440

Cash and temporary cash investments at end of period	$9,934	$6,874	$10,521

Supplemental Disclosures
Interest paid, net of amounts capitalized	$110	$31,488	$23,656
Income taxes paid, net of refunds	$1,380	$8,964	$23,951
See accompanying Notes to Consolidated Financial Statements.

A. H. BELO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Summary of Significant Accounting Policies
A)	Description of Business and Basis of Presentation A. H. Belo Corporation (A. H. Belo or the Company), headquartered in Dallas, Texas, is a distinguished news and information company that owns and operates three daily newspapers and 12 associated Web sites. A. H. Belo publishes The Dallas Morning News, Texas’ leading newspaper; The Providence Journal, the oldest major daily newspaper of general circulation and continuous publication in the U.S.; and The Press-Enterprise (Riverside, CA), serving southern California’s Inland Empire region. These newspapers publish extensive local, state, national and international news. In addition, the Company publishes various specialty publications targeting niche audiences, and owns direct mail and commercial printing businesses.

The Company was spun off from Belo Corp. (Belo) effective February 8, 2008 through a pro-rata stock dividend to Belo shareholders. As a consequence, A. H. Belo became a separate public company on that date. Except as noted herein, Belo has no further ownership interest in A. H. Belo or in any newspaper or related businesses, and A. H. Belo has no ownership interest in Belo or in any television station or related businesses. A. H. Belo’s relationship with Belo is now governed by a separation and distribution agreement and several ancillary agreements governing various relationships between A. H. Belo and Belo. A. H. Belo and Belo also co-own certain downtown Dallas real estate and several investments associated with their respective businesses.

As further discussed in Note 8, as of September 30, 2008, the Company was not in compliance with the fixed charge coverage ratio as required by its credit facility. During the fourth quarter of 2008, the Company’s bank group approved an amendment and waiver to its credit facility. On January 30, 2009, the Company entered into the Amended and Restated Credit Agreement, which is more fully described in Note 8. Among other matters, the Amended and Restated Credit Agreement establishes minimum adjusted EBITDA covenant requirements in 2009.

Compliance with the minimum adjusted EBITDA and other financial covenants depends on the Company’s financial condition and results of operations, which are subject to a number of factors, including current and future economic conditions. Based on the Company’s projections for the remainder of fiscal year 2009, which incorporate the Company’s assessment of current economic conditions, the projections currently indicate that the Company will be able to meet these financial covenants throughout fiscal year 2009. These projections are based on revenue and expense estimates for the remainder of 2009 and include the implementation of continued expense savings initiatives, which are being implemented as well as other expense and revenue expectations for the remainder of fiscal year 2009. However, there can be no assurance of the Company’s ability to meet these financial covenants.

Throughout 2008 and the beginning of 2009, the economy has experienced disruptions resulting from the sub-prime mortgage crisis and general credit market conditions in the United States. The full extent that these disruptions will have on the Company’s results as well as their length and ultimate severity are difficult to predict. Should conditions worsen, or persist for an extended time, the Company’s results could be materially adversely affected. Due to the dynamic nature of assumptions used in estimating the Company’s financial results and the Company’s inability to control the effect of the current economic conditions, actual results may differ materially from the Company’s projections. Furthermore, the Company’s results may be affected by continued economic and political developments and those effects could be material to the consolidated financial statements.

If the current economic recession causes advertising revenues to decline more than currently anticipated, if other parts of the Company’s business experience adverse effects, or if the expense saving initiatives prove insufficient, then the Company may not be able to meet these financial covenants. Absent a waiver from the Credit Agreement lenders, not meeting these financial covenants will result in an event of default under the Credit Agreement. Upon the occurrence of an event of default, the Credit Agreement lenders could elect to terminate all commitments to extend further credit and declare all amounts outstanding to be immediately due and payable.

The Company’s ability to borrow under the Credit Agreement depends on a borrowing base determined from a formula based on the levels of the Company’s accounts receivable and inventory. If the Company’s accounts receivable and inventory are insufficient (including, with respect to accounts receivable, as a result of decreased revenues), then we may be unable to borrow under the Credit Agreement notwithstanding compliance with the Credit Agreement’s financial covenants.

The consolidated financial statements include the accounts of A. H. Belo and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. The Company accounts for its interests in partnerships using the equity method of accounting, with A. H. Belo’s share of the results of operations being reported in Other Income and Expense in the accompanying consolidated statements of operations. Prior to the Distribution from Belo, operating expenses reflect direct expenses of the business together with allocations of certain Belo corporate expenses. The allocations from Belo include certain costs associated with Belo’s corporate facilities, information systems, legal, internal audit, finance (including public company accounting and reporting), employee compensation and benefits administration, risk management, treasury administration and tax functions and were based on actual costs incurred by Belo. Costs allocated to the Company totaled $6,428, $57,350 and $55,307 for the years ended December 31, 2008, 2007, and 2006, respectively. Allocations of corporate facility costs were based on the actual space utilized. Information technology costs and employee compensation and benefits administration were allocated based on headcount. Other costs were allocated based on size relative to the Belo subsidiaries. The Company believes that these cost allocations are reasonable for the services provided. Certain Belo and
A. H. Belo operating units currently share content at no cost. Transactions between the companies comprising the Company have been eliminated in the consolidated financial statements.

All dollar amounts are in thousands, unless otherwise indicated. Certain prior period amounts have been reclassified to conform to current year presentation.

B)	Cash and Temporary Cash Investments The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be temporary cash investments. Such temporary cash investments are classified as available-for-sale and are carried at fair value.

C)	Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company has estimated the allowance for doubtful accounts using historical net write-offs of uncollectible accounts. The Company analyzed the ultimate collectibility of the accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis were then applied to the current accounts receivable to determine the allowance necessary for that period. The Company’s policy is to write off accounts after all collection efforts have failed; generally, amounts past due by more than one year have been written off. Expense for such uncollectible amounts is included in other production, distribution and operating costs. The carrying value of accounts receivable approximates fair value. The following table shows the expense for uncollectible accounts and accounts written off, net of recoveries, for the years ended December 31, 2008, 2007 and 2006:

	Expense for
	Uncollectible	Accounts
	Accounts	Written Off

2008	$7,707	$6,971
2007	$5,982	$5,767
2006	$5,181	$6,231
D)	Risk Concentration Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable. A significant portion of the Company’s customer base is concentrated within the local geographical area of each newspaper. The Company generally extends credit to customers, and the ultimate collection of accounts receivable could be affected by the local economy. Management performs continuous credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. Management does not believe that there is any significant credit risk that could have a material effect on the Company’s financial condition.

E)	Inventories Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are stated at the lower of average cost or market value (first-in, first-out method). Newsprint inventory varies from approximately a 30-day to 45-day supply, depending on availability and market conditions. Damaged newsprint is generally returned to the manufacturer or supplier within 30 days for a full credit. Obsolete inventory is generally not a factor.

F)	Property, Plant and Equipment Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated
Useful Lives

Buildings and improvements	5-30 years
Newspaper publishing equipment	3-20 years
Other	3-10 years
The Company had approximately $780,581 of property, plant and equipment as of December 31, 2008, including approximately $508,478 related to publishing equipment and other fixed assets. In addition to the original cost of these assets, their recorded value is determined by a number of estimates made by the Company, including estimated useful lives. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) the estimated fair value of the assets; and (ii) the estimated future cash flows expected to be generated by the assets, which estimates are based on additional assumptions such as asset utilization, length of service and estimated salvage values.

During 2008, the Company abandoned a 26-year-old printing press. Management determined not to include this printing press in its web width reduction plan and this decision was the primary indicator of impairment to this printing press. This decision was based on the age of this printing press; that parts are no longer manufactured for this press; and the cost to retrofit other parts to enable the Company to include this press in the web width reduction plans. The impairment charge recognized during 2008 was approximately $4,535. When and if the printing press is sold, the actual loss may differ from the recorded impairment.

G)	Intangible Assets and Goodwill The Company’s intangible assets and goodwill result from its significant business acquisitions, which occurred prior to 1998. In connection with these acquisitions, the Company obtained appraisals of the significant assets purchased. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. Subscriber lists are the only significant intangible asset separately identifiable other than goodwill.

Goodwill is tested at least annually by reporting unit for impairment. A reporting unit consists of the newspaper operations in each geographic area. The impairment test for goodwill is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not impaired. If the carrying amount exceeds the fair value, a second step is performed to calculate the implied fair value of the goodwill of the individual reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole. To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. See Note 3 for further discussion of the goodwill impairment testing procedures and results.

The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the fair value of its goodwill and other intangible assets. The estimates of future cash flows are based on assumptions which management believes are reasonable. However, changes in these estimates or assumptions could result in differences in the impairment test or require additional impairment.

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

I)	Advertising Expense The cost of advertising is expensed as incurred. The Company incurred $13,948, $19,184 and $17,472 in advertising and promotion costs during 2008, 2007 and 2006, respectively.

J)	Employee Benefits A. H. Belo is in effect self-insured for employee-related health care benefits. A third-party administrator is used to process all claims. A. H. Belo’s employee health insurance liabilities are based on the Company’s historical claims experience and are developed from actuarial valuations. A. H. Belo’s reserves associated with the exposure to self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates. Prior to the Distribution, the Company participated in certain Belo benefit plans. Under these plans, the Company’s portion of the cost of benefits earned by its employees during the year was expensed as earned.

K)	Stock-Based Compensation The Company accounts for share-based compensation under the criteria established in SFAS 123(R). See Notes 4 and 5 for further information related to stock-based compensation. Prior to the Distribution, the Company’s employees participated in a stock-based compensation plan sponsored by Belo. The Company was charged for the stock compensation cost recorded by Belo related to its employees. Compensation expenses for Belo corporate employees that have been allocated to the Company include related stock-based compensation, where applicable.

L)	Income Taxes The Company uses the liability method of accounting for income taxes. In accordance with SFAS 109, “Accounting for Income Taxes,” the Company recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company also assesses the realizability of these deferred tax assets, and establishes a valuation allowance in accordance with SFAS 109 if the realizability threshold of more likely than not is not met. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. For the periods prior to the Distribution, the Company’s results were included in the combined income tax returns of Belo. However, the provision for income taxes for the periods presented has been determined as if the Company had filed separate tax returns.

M)	Use of Estimates The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

N)	Segments The Company’s operating segments are defined as its newspapers within a given geographic area. The Company has determined that all of its operating segments meet the criteria under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” to be aggregated into one reporting segment.

O)	Contingencies. A. H. Belo is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation would not have a material adverse effect on A. H. Belo’s consolidated financial position, liquidity, or results of operations. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

Subsequent to the Distribution of A. H. Belo, Belo retained sponsorship of the Pension Plan and will, jointly with A. H. Belo, administer benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan. The Distribution caused each A. H. Belo employee to have a separation from service for purposes of commencing benefits under the Pension Plan at or after age 55. As sponsor of the Pension Plan, Belo will be solely responsible for satisfying the funding obligations with respect to the Pension Plan and retains sole discretion to determine the amount and timing of any contributions required to satisfy such funding obligations. Belo also retains the right, in its sole discretion, to terminate the Pension Plan. A. H. Belo will reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan. The Company has recorded an accrual for the estimated future contributions to be paid to Belo. This estimate is based on input from the Company’s actuary of such contributions. Estimates of future contributions can change significantly based on assumptions required for funding of the Pension Plan. Significant assumptions include future interest rate levels, the amount and timing of asset returns, how current contributions in excess of the minimum requirements could impact the amounts and timing of future contributions and any changes to current law which would grant additional funding relief for defined benefit plan sponsors.
Note 2: Recently Issued Accounting Standards
     In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141(R) will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, that are consummated after the effective date.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to implement the fair value option with respect to existing assets or liabilities; therefore, the adoption of SFAS 159 had no effect on the Company’s financial position or results of operations.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes, among other things, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value, and increases disclosures about estimates of fair value. SFAS 157 was effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company has adopted SFAS 157, but the adoption has not had a material effect on our financial position or results of operations.
Note 3: Goodwill and Intangible Assets
     The following table sets forth the Company’s identifiable intangible assets, consisting of subscriber lists, that are subject to amortization:

	2008			2007
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Subscriber lists	$114,825	$80,898	$33,927	$115,963	$75,537	$40,426

     The amortization expense for intangible assets subject to amortization for the years ended December 31, 2008, 2007 and 2006 was:

2008	$6,499
2007	$6,499
2006	$6,582
     The amortization expense for each of the next five years related to intangible assets subject to amortization at December 31, 2008 is expected to be $6,499 per year.

     The Company performed its annual goodwill impairment testing as of December 31, 2008 and based on the results, recognized impairment charges to write off the remaining goodwill attributable to The Press-Enterprise by $14,145. In 2007, the Company recognized impairment charges to goodwill attributable to The Providence Journal by $242,794 and The Press-Enterprise by $101,630. In 2006, the Company did not record an impairment charge. The impairment charges resulted primarily from a decline in the estimated fair value of the individual businesses due to lower than estimated market growth rates and margins versus prior year estimates. Goodwill impairment is a non-cash charge to earnings and, as such, does not affect the Company’s liquidity, cash flows from operating activities or debt covenants, or have any impact on future operations.
     A summary of the changes in the Company’s recorded goodwill is below:

		The Dallas	The Providence	The
	Total Goodwill	Morning News	Journal	Press-Enterprise
Balance at January 1, 2007	$464,091	$24,582	$323,734	$115,775
Goodwill impairment	(344,424)	—	(242,794)	(101,630)

Balance at January 1, 2008	119,667	24,582	80,940	14,145
Goodwill impairment	(14,145)	—	—	(14,145)

Balance at December 31, 2008	$105,522	$24,582	$80,940	$—

Note 4: Long-Term Incentive Plan — Post-Distribution
     The Company’s employees participate in A. H. Belo’s long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units (RSUs), performance shares, performance units or stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan. Compensation cost related to these plans for the year ended December 31, 2008 was $1,087.
     Prior to the Distribution, the Company’s employees participated in Belo’s long-term incentive plan. See Note 5, for further information regarding the long-term incentive plan prior to the Distribution.
Options
     The non-qualified options granted to employees under A. H. Belo’s long-term incentive plans become exercisable in cumulative installments over periods of one to three years and expire after ten years. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Volatility is calculated using an analysis of historical volatility. The Company believes that the historical volatility of A. H. Belo’s stock is the best method for estimating future volatility. The expected lives of options are determined based on the Company’s employees’ historical share option exercise experience. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon United States government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

Weighted-average grant date fair value	$1.36
Weighted-average assumptions used:
Expected volatility	85.8%
Expected life (years)	5.4
Risk-free interest rate	3.09%
Expected dividend yield	5.34%

     A summary of option activity under the A. H. Belo long-term incentive plan for the year ended December 31, 2008 is set forth in the following table:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Issued in connection with the Distribution on February 8, 2008	2,496,728	$21.09
Granted	1,493,500	$3.66
Exercised	—	$—
Canceled	(205,840)	$18.93

Outstanding at December 31, 2008	3,784,388	$14.32

Vested and Exercisable at December 31, 2008	2,261,507	$21.31

Weighted average remaining contractual term (in years)	6.1

     Options granted under the A. H. Belo long-term incentive plan are granted where the exercise price equals the closing stock price on the day of grant; therefore the options outstanding have no intrinsic value. There were no options exercised during the year ended December 31, 2008.
     The following table summarizes information (net of estimated forfeitures) related to A. H. Belo stock options outstanding at December 31, 2008:

				Number of
Range of	Number of	Weghted-Average	Average Exercise	Options	Average Exercise
Exercise Prices	Options Outstanding (a)	Remaining Life (years)	Price	Exercisable	Price
$2.00 - $6.60	1,493,500	9.84	$3.66	—	$—
$6.61 - $17.99	662,592	2.46	$17.63	661,439	$17.63
$18.00 - $22.99	976,709	3.45	$20.37	948,480	$20.41
$23.00 - $29.00	651,587	5.36	$26.36	651,587	$26.36

$2.00 - $29.00	3,784,388	6.13	$14.32	2,261,506	$21.31

(a)	Comprised of Series B shares.
     A. H. Belo recognized stock-based compensation expense related to awards of stock options under its plan for the year ended December 31, 2008 of $1,325.
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
Restricted Stock Units
     Under A. H. Belo’s long-term incentive plan, its Board of Directors has awarded restricted stock units (RSUs). The RSUs have service and/or performance conditions and vest over a period of one to three years. Upon vesting, the RSUs will be redeemed with 60 percent in
A. H. Belo Series A common stock and 40 percent in cash. A liability has been established for the cash portion of the redemption. During the vesting period, holders of service-based RSUs and RSUs with performance conditions where the performance conditions have been met participate in A. H. Belo dividends declared by receiving payments for dividend equivalents. Such dividend equivalents are recorded as components of share-based compensation. The RSUs do not have voting rights.

     A summary of RSU activity under the A. H. Belo long-term incentive plan for the year ended December 31, 2008 is set forth in the following table:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Outstanding at February 8, 2008	391,297	$18.35
Granted	61,398	$7.65
Exercised	(45,050)	$19.10
Canceled	(4,694)	$19.09

Outstanding at December 31, 2008	402,951	$16.63

     The fair value of the RSUs granted is determined using the closing trading price of A. H. Belo’s shares on the grant date. The Company recognized a credit for stock-based compensation related to awards of RSUs of $238 for the year ended December 31, 2008. The weighted-average grant-date fair value of the RSUs granted during the year ended December 31, 2008 was $7.65. During 2008, 45,050 RSUs were converted into shares of stock. As of December 31, 2008, the Company had $1,551 of total unrecognized compensation cost related to non-vested RSUs. The compensation cost is expected to be recognized over a weighted-average period of .39 years.
     In connection with the Distribution, the Belo RSUs were treated as if they were issued and outstanding shares. As a result, the Belo RSUs and the A. H. Belo RSUs taken together, had the same aggregate value based on the closing prices of the Belo stock and the A. H. Belo stock on the Distribution Date, as the Belo RSUs immediately prior to the Distribution.
     Each stock option and RSU (of A. H. Belo and of Belo) will otherwise have the same terms as the current award. The awards will continue to vest as under the existing vesting schedule based on continued employment with Belo or A. H. Belo, as applicable. Following the Distribution, A. H. Belo and Belo will recognize compensation expense for any pre-Distribution awards related to their respective employees, regardless of which company ultimately issues the awards.
Note 5: Long-Term Incentive Plan-Prior to the Distribution
     Prior to the Distribution, the Company’s employees participated in Belo’s long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs performance shares, performance units or stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.
     Compensation cost charged to the Company under Belo’s long-term incentive plan for the years ended December 31, 2007 and 2006 was $9,085 and $9,070, respectively.
Options
     The non-qualified options granted to employees under Belo’s long-term incentive plan become exercisable in cumulative installments over periods of one to three years and expire after 10 years. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Volatility is calculated using an analysis of historical volatility. Belo believes that the historical volatility of Belo’s stock is the best method for estimating future volatility. The expected lives of options are determined based on Belo’s historical share option exercise experience using a rolling one-year average. Belo believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon United States government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

	2007	2006
Weighted average grant date fair value	$6.01	$4.71
Weighted average assumptions used:
Expected volatility	27.2%	24.9%
Expected lives (years)	9	6
Risk-free interest rate	4.66%	4.74%
Expected dividend yields	2.51%	2.54%
     A summary of option activity under the Belo long-term incentive plan for the two years ended December 31, 2007, is set forth in the following table:

	2007		2006
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding at January 1	14,757,498	$21.43	16,270,228	$21.17
Granted	85,237	$19.91	369,330	$18.60
Exercised	(709,214)	$17.79	(1,581,844)	$17.90
Canceled	(1,648,873)	$25.70	(300,216)	$22.61

Outstanding at December 31	12,484,648	$21.04	14,757,498	$21.43

Vested and Exercisable at December 31	12,021,912	$21.05	13,448,418	$21.36

Weighted average remaining contractual term (in years)	4.4		4.9

     Options granted under the Belo long-term incentive plan are granted where the exercise price equals the closing stock price on the day of grant; therefore the options outstanding have no intrinsic value. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 are as follows:

2007	$2,085
2006	$1,805
     The following table summarizes information (net of estimated forfeitures) related to Belo stock options outstanding at December 31, 2007:

				Number of
Range of	Number of	Weghted-Average	Average Exercise	Options	Average Exercise
Exercise Prices	Options Outstanding (a)	Remaining Life (years)	Price	Exercisable	Price
$15-18	4,608,569	3.28	$17.66	4,442,704	$17.65
$19-21	4,223,222	4.21	$20.40	3,900,970	$20.34
$22-29	3,638,284	6.13	$26.05	3,566,660	$26.09

$15-29	12,470,075	4.43	$21.04	11,910,334	$21.06

(a) Comprised of Series B shares.
     Belo recognized stock-based compensation expense related to awards of stock options for the years ended December 31, 2007 and 2006 of approximately $3,958 and $9,886, respectively, of which $1,798 and $5,347, respectively, was charged to the Company. As of December 31, 2007, employees of the Company held options to purchase 4,613,000 shares of Belo Series B shares with a weighted- average exercise price of $20.96, of which 4,099,000 of these options with a weighted-average exercise price of $20.99 were vested and exercisable. As of December 31, 2007, there was $590 of total unrecognized compensation cost related to the Company’s portion of non-vested Belo options which is expected to be recognized over a weighted-average period of 1.2 years.

     In connection with the Distribution of A. H. Belo on February 8, 2008, holders of outstanding Belo options received an adjusted Belo option for the same number of shares of Belo common stock as held before but with a reduced exercise price based on the closing price on February 8, 2008. Holders also received one new A. H. Belo option for every five Belo options held as of the Distribution Date (the distribution ratio) with an exercise price based on the closing share price on February 8, 2008. Following the Distribution, there were 2,497,000 A. H. Belo options outstanding at the weighted-average exercise price of $21.09, of which 2,404,000 options were exercisable at a weighted-average exercise price of $21.11.
Restricted Stock Units
     Under Belo’s long-term incentive plan, its Board of Directors has awarded restricted stock units. The RSUs have service and/or performance conditions and vest over a period of one to three years. Upon vesting, the RSUs will be redeemed with 60 percent in Belo Series A common stock and 40 percent in cash. A liability has been established for the cash portion of the redemption. During the vesting period, holders of service-based RSUs and RSUs with performance conditions where the performance conditions have been met participate in Belo dividends declared by receiving payments for dividend equivalents. Such dividend equivalents are recorded as components of share-based compensation. The RSUs do not have voting rights.
     A summary of RSU activity under the Belo long-term incentive plan for the two years ended December 31, 2007, is set forth in the following table.

	2007		2006
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding at January 1	1,388,206	$19.53	364,900	$21.62
Granted	813,583	$17.18	1,036,756	$18.82
Exercised	(127,863)	$21.36	—	$—
Canceled	(125,066)	$19.22	(13,450)	$21.31

Outstanding at December 31	1,948,860	$18.45	1,388,206	$19.53

     The fair value of the RSUs granted is determined using the closing trading price of Belo’s shares on the grant date. Belo recognized stock-based compensation expense related to awards of RSUs of $16,239 and $7,107 for the years ended December 31, 2007 and 2006, respectively, of which $7,287 and $3,723, respectively, was charged to the Company. The weighted-average grant-date fair value of the RSUs granted during the years ended December 31, 2007 and 2006 was $17.18 and $18.82, respectively. During 2007, 127,863 RSUs were converted into shares of stock. No RSUs were converted into shares of stock during the year ended December 31, 2006. As of December 31, 2007, Belo had $15,215 of total unrecognized compensation cost related to non-vested RSUs of which the Company’s portion was $5,333. The compensation cost is expected to be recognized over a weighted-average period of 2.09 years for Belo and 2.36 years for the Company.
     In connection with the Distribution, the Belo RSUs were treated as if they were issued and outstanding shares. As a result, the Belo RSUs and the A. H. Belo RSUs taken together, had the same aggregate value based on the closing prices of the Belo stock and the A. H. Belo stock on the Distribution Date, as the Belo RSUs immediately prior to the Distribution.
     Each stock option and RSU (of A. H. Belo and of Belo) will otherwise have the same terms as the current award. The awards will continue to vest as under the existing vesting schedule based on continued employment with Belo or A. H. Belo, as applicable. Following the Distribution, A. H. Belo and Belo will recognize compensation expense for any pre-Distribution awards related to their respective employees, regardless of which company ultimately issues the awards.
Note 6: Defined Contribution Plans
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

     The defined contribution plan covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the plan and Internal Revenue Service regulations. The maximum pretax contribution an employee can make is 100 percent of his or her annual eligible compensation (less required withholdings and deductions) up to statutory limits. Employees participate in the defined contribution plan under the Star Plan (for employees who did not elect to continue participation in Belo’s defined benefit pension plan when it was frozen to new participants in 2000, for employees other than members of the Providence newspaper guild, and in 2004, for members of the Providence newspaper guild); or under the Classic Plan (for employees who elected to continue participation in Belo’s defined benefit pension plan). See Note 7 for further discussions of Belo’s defined benefit pension plan. A. H. Belo contributes an amount equal to two percent of the compensation paid to eligible employees, subject to limitations, and matches a specified percentage of employees’ contributions under the Star Plan. Under the Classic Plan, Belo matches a percentage of the employees’ contribution but does not make the two percent contribution of the participant’s compensation. On January 1, 2009, the Company suspended the two percent Company contribution and has announced a plan to suspend the remaining Company matching contribution on or about April 1, 2009.
     Prior to the Distribution, the Company’s employees participated in a Belo-sponsored defined contribution plan established effective October 1, 1989. The Company was charged $10,571, $9,881 and $8,330 in 2008, 2007 and 2006, respectively, for contributions for its employees to A. H. Belo’s and Belo’s defined contribution plans, as applicable, excluding corporate employees whose compensation and benefits were partially allocated to the Company.
     In March 2007, Belo froze benefits under the Pension Plan. See Note 7 for further discussion. As part of the curtailment of the Pension Plan, the Company is providing transition benefits to affected A. H. Belo employees, including supplemental contributions to the A. H. Belo Pension Transition Supplement Plan, a defined contribution plan, for a period of up to five years. Prior to February 8, 2008, A. H. Belo established the A. H. Belo Pension Transition Supplement Plan, a defined contribution plan. Concurrent with the date that Belo made its contribution to its pension transition supplement defined contribution plan for the 2007 plan year, Belo caused the vested and non-vested account balances of A. H. Belo employees and former employees to be transferred to the A. H. Belo Pension Transition Supplement Plan. At this time, A. H. Belo assumed sole responsibility for all liabilities for plan benefits of Belo’s pension transition supplement defined contribution plan with respect to
A. H. Belo’s employees and former employees. A. H. Belo reimbursed Belo for the aggregate contribution made by Belo to its pension transition supplement defined contribution plan for the 2007 plan year for the accounts of A. H. Belo employees and former employees. As a result, during 2008 and 2007, the Company accrued supplemental pension transition contributions totaling $6,294 and $5,414, respectively, for these plans. These supplemental pension transition contributions will benefit those employees affected by these changes who remain with Belo or A. H. Belo.
     Belo also sponsors non-qualified defined contribution retirement plans for certain employees. Expense recognized by the Company in 2007 and 2006 for these plans was $1,806 and $777, respectively. Subsequent to December 31, 2007, the plans were discontinued and balances were transferred to the respective participants prior to the Distribution of A. H. Belo.
Note 7: Defined Benefit Pension and Other Post-Retirement Plans
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
     Belo froze benefits under the Pension Plan effective March 31, 2007. As part of this curtailment of the Pension Plan, Belo and A. H. Belo are providing transition benefits to affected employees, including the granting of five years of additional credited service under the Pension Plan and supplemental contributions for a period of up to five years to a defined contribution plan. As a result, the Company recorded $2,696, representing its portion of Belo’s curtailment loss of $4,082 in the fourth quarter of 2006, included in salaries, wages and employee benefits in the accompanying consolidated statement of operations, which represents the previously unrecognized prior service cost associated with years of credited service which are now no longer expected to be earned.

     The Company was charged $(2,772) and $11,856 for the years ended December 31, 2007 and 2006, respectively, for pension costs for its employees, excluding corporate employees whose compensation and benefits are partially allocated to the Company.
     Subsequent to the Distribution of A. H. Belo, Belo retained sponsorship of the Pension Plan and, jointly with A. H. Belo, administers benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan. The Distribution caused each A. H. Belo employee to have a separation from service for purposes of commencing benefits under the Pension Plan at or after age 55. As sponsor of the Pension Plan, Belo will be solely responsible for satisfying the funding obligations with respect to the Pension Plan and retains sole discretion to determine the amount and timing of any contributions required to satisfy such funding obligations. Belo also retains the right, in its sole discretion, to terminate the Pension Plan. A. H. Belo will reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan. As of December 31, 2008, A. H. Belo had accrued $17,096 for such future contributions related to future payments, which could range between $17,100 and $91,000.
Note 8: Long-term Debt
     On February 4, 2008, the Company entered into a $100,000 senior revolving credit facility (the “Credit Agreement”), with JP Morgan Chase Bank, N.A., J.P. Morgan Securities, Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other parties thereto. The Credit Agreement was effective as of the Distribution Date and may be used for future working capital needs and other general corporate purposes, including letters of credit.
     As discussed in Note 1, as of September 30, 2008, the Company was not in compliance with the fixed charge coverage ratio as required by its credit facility. On October 23, 2008, the Company entered into the First Amendment and Waiver to the Credit Agreement. Among other matters, the amendment reduced the total commitment amount from $100,000 to $50,000; set interest rates at LIBOR plus 250 basis points; waived compliance with the fixed charge coverage ratio covenant through January 31, 2009; restricted the payment of cash dividends during the waiver period; and provided the lenders with a security interest in the Company’s and its material subsidiaries’ accounts receivable and inventory.
     On January 30, 2009, the Company entered into an amendment and restatement of its existing Credit Agreement dated as of February 4, 2008 with JP Morgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other lenders party thereto (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement is effective as of January 30, 2009 and matures April 30, 2011. The Amended and Restated Credit Agreement provides for a $50,000 working capital facility that is subject to a borrowing base. Among other matters, the Amended and Restated Credit Agreement creates an asset-based revolving credit facility secured by the Company’s accounts receivable, inventory, specified real property and other assets; sets pricing at LIBOR plus 375 basis points; establishes minimum quarterly adjusted EBITDA covenant requirements in 2009; establishes a fixed charge covenant ratio in 2010 of 1.0 to 1.0; allows capital expenditures and investments of up to $16,000 per year in total; allows the Company to pay dividends when the Company’s fixed charge coverage ratio exceeds 1.2 to 1.0 and the aggregate availability under the credit facility exceeds $15,000; and contains other covenants and restrictions, including those which have limitations on indebtedness, liens, and asset sales. Adjusted EBITDA means, for any period, Net Income for such period plus (a) without duplication and to the extent deducted in determining Net Income for such period, the sum of (i) Interest Expense for such period, (ii) income tax expense for such period, (iii) all amounts attributable to depreciation and amortization expense for such period, (iv) any extraordinary or non-recurring non-cash charges or expenses for such period, (v) any other non-cash charges for such period including, without limitation, any non-cash stock-based compensation expenses for such period, and (vi) Restructuring Costs in an amount not to exceed $10,000,000 minus (b) without duplication and to the extent included in Net Income, (i) any cash payments made during such period in respect of non-cash charges described in clause (a)(v) taken in a prior period and (ii) any extraordinary gains and any non-cash items of income for such period, all calculated for the Company and its Subsidiaries on a consolidated basis in accordance with GAAP. In connection with the Amended and Restated Credit Agreement, the Company and each of specified subsidiaries entered into an Amended and Restated Pledge and Security Agreement granting a security interest in all personal property and other assets now owned or thereafter acquired. In addition, the Amended and Restated Credit Agreement requires certain of the Company’s subsidiaries to enter into mortgages or deeds of trust granting liens on certain specified real property.

     Under the revolving credit facility the Company must meet the minimum adjusted EBITDA covenants as outlined below:

For the six months ended March 31, 2009:	$(4,000)
For the nine months ended June 30, 2009:	$6,500
For the 12 months ended September 30, 2009:	$15,000
For the 12 months ended December 31, 2009:	$22,500
     Prior to the Distribution, A. H. Belo and its subsidiaries had notes payable arrangements with Belo, primarily to facilitate tax planning and cash management strategies. These notes accrued interest at prime plus one percent and had various payment terms.
     As of February 8, 2008, in connection with Belo Corp.’s Distribution of the Company, Belo contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by the Company or assigned indebtedness to the Company. This effectively settled the notes payable balances.
     Notes payable at December 31, 2008 and 2007 consist of the following:

	2008	2007(a)
Revolving notes	$10,000	$224,433
Installment notes	—	853
Balloon notes	—	154,022

Total notes payable	10,000	379,308
Less current maturities	10,000	392

Long-term portion of notes payable	$—	$378,916

(a) All debt was payable to Belo Corp.
     The average effective interest rate on the notes payable was 3.7 percent and 8.5 percent at December 31, 2008 and 2007, respectively.
Note 9: Income Taxes
     Income tax (benefit) expense for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006
Current
Federal	$—	$4,527	$19,478
State	4,215	5,678	4,085

Total current	4,215	10,205	23,563

Deferred
Federal	(19,478)	(8,259)	(10,759)
State	(1,811)	(3,433)	(936)

Total deferred	(21,289)	(11,692)	(11,695)

Total income tax (benefit) expense	$(17,074)	$(1,487)	$11,868

     Income tax (benefit) expense for the years ended December 31, 2008, 2007, and 2006 differs from amounts computed by applying the applicable United States federal income tax rate as follows:

	2008	2007	2006
Computed expected income tax (benefit) expense	$(27,782)	$(121,975)	$9,466
Texas margin tax adjustment	—	(1,896)	—
State income tax, net of federal benefit	1,248	3,380	—
Impairment	4,951	120,548	2,047
Valuation allowance	4,086	—	—
Other	423	(1,544)	355

Total income tax (benefit) expense	$(17,074)	$(1,487)	$11,868

Effective income tax expense rate	—	—	43.9%

Effective income tax benefit rate	21.5%	0.4%	—

     As of December 31, 2008, the Company expects to incur a net operating tax loss of $24,206 that can be carried forward to future years. These losses will begin to expire in 2029 and 2030 if not utilized.
     In May 2006, the Texas legislature enacted a new law that reforms the Texas franchise tax system and replaces it with a new tax system referred to as the Texas margin tax. The Texas margin tax was a significant change in the Texas tax law because it makes all legal entities subject to tax, including pass-through entities such as partnerships. The previous law only applied to corporations and limited liability companies. The Company conducts some operations which are subject to the margin tax. The effective date of the Texas margin tax, which is considered an income tax for accounting purposes, was January 1, 2008, for calendar year companies. The liability is based on 2007 revenues as reduced by certain allowable deductions.
     In accordance with provisions of SFAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be adjusted to reflect the effect of the new legislation in the period of enactment, the Company recorded an increase in the income tax benefit of $1,873 in 2007.
     Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets
Deferred compensation and benefits	$4,688	$5,604
State taxes	—	1,524
Expenses deductible for tax purposes in a year different from the year accrued	8,335	5,919
Net operating loss	8,080	—
Pension accrual	5,539	—
Minimum pension	246	—
Other	2,127	2,322

Total deferred tax assets	29,015	15,369

Valuation allowance for deferred tax assets	(4,086)	—

Deferred tax assets, net	24,929	15,369

Deferred tax liabilities
Excess tax amortization	14,118	16,211
Excess tax depreciation	9,567	13,603
Expenses deductible for tax purposes in a year different from the year accrued	1,981	—
State taxes	468	—

Total deferred tax liabilities	26,134	29,814

Net deferred tax liabilities	$1,205	$14,445

     Approximately $5,414 of the net deferred taxes are classified as current deferred assets due to the classification of the related assets or liabilities as current in the Company’s consolidated financial statements. The Company recorded deferred tax assets of $8,080 reflecting the future benefit related to its net operating losses. Realization of these deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss carry forwards. SFAS 109 places a threshold for recognition of net deferred tax assets. Based on the criteria established by SFAS 109, the Company established a valuation allowance of $4,086 against the deferred tax assets, as it is possible that a portion of the benefit resulting from these net operating loss carry forwards will not be realized. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense.

     On January 1, 2007 the Company adopted FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48, an interpretation of SFAS 109, “Accounting for Income Taxes,” that clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of FIN 48, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax returns in three states. The Company’s federal income tax returns for the years subsequent to December 31, 2002, remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions where the Company operates remain subject to examination for various periods subsequent to December 31, 2001. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its significant income tax filing positions and deductions would be sustained. Therefore, the Company has no reserves required by FIN 48.
Note 10: Commitments
     As of December 31, 2008, the Company had contractual obligations for capital expenditures that primarily relate to newspaper production equipment and leases. The table below summarizes the following commitments of the Company as of December 31, 2008:

Nature of Commitment	Total	2009	2010	2011	2012	2013	Thereafter

Capital expenditures and licenses	$1,017	$1,017	$—	$—	$—	$—	$—
Non-cancelable operating leases	20,225	4,998	3,411	2,442	2,033	1,522	5,819

Total	$21,242	$6,015	$3,411	$2,442	$2,033	$1,522	$5,819

Total lease expense for property and equipment was $7,773, $7,534 and $7,978 in 2008, 2007, and 2006, respectively.
Note 11: Contingent Liabilities
     On August 23, 2004, August 26, 2004 and October 5, 2004, three related lawsuits, now consolidated, were filed by purported shareholders of Belo Corp. in the United States District Court for the Northern District of Texas against Belo, Robert W. Decherd, and Barry T. Peckham, a former executive officer of The Dallas Morning News, arising out of the circulation overstatement at The Dallas Morning News. James M. Moroney III was added later as a defendant. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004, and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification and on April 16, 2008, plaintiffs petitioned the United States Court of Appeals for the Fifth Circuit for permission to appeal that denial. On June 17, 2008, permission was granted and plaintiffs are appealing denial of class certification. No amount of damages has been specified. The Company believes the complaints are without merit and is defending vigorously against them.
     On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of Belo in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, John L. Sander, Dunia A. Shive, Dennis A. Williamson, and James M. Moroney III; Barry T. Peckham; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak, and Arturo Madrid, current or former directors of Belo. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News. On May 30, 2007, after a prior discovery stay ended, the court issued an order administratively closing the case. The court’s order was not a dismissal with prejudice. On March 3, 2009, the plaintiff filed a motion to dismiss the case.
     Under the terms of the separation and distribution agreement between A. H. Belo and Belo, A. H. Belo and Belo will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described above.
     On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement (similar to the circulation-related lawsuits described above). In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and in March 2009, the court dismissed certain additional claims. A trial date, originally set in January 2009, has been reset to April 2010. The Company believes the lawsuit is without merit and is defending vigorously against it.

     In addition to the proceedings disclosed above, a number of other legal proceedings are pending against A. H. Belo, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity, or financial position.
Note 12: Reduction in Force
     On October 24, 2008, the Company completed a reduction-in-force in order to achieve savings. The reduction-in-force affected approximately 90 employees and cost $1,536, which was recorded and paid in the fourth quarter of 2008.
     On September 12, 2008, the Company completed a voluntary severance offer for newspaper employees. The voluntary severance affected approximately 410 positions. The Company recorded charges in the third quarter of 2008 for severance costs and other expenses related to this reduction in workforce of approximately $11,784, all of which was paid in 2008.
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
Note 13: Related Party Transactions
     In December 2005, Belo Corp. entered into a construction contract with Austin Commercial, L.P. relating to The Dallas Morning News distribution and production center in southern Dallas. As of December 31, 2007, all amounts relating to the contract have been paid and the contract is now complete. The contract provided for total payments of approximately $16,055, of which approximately $2,338 and $13,162 were paid during the years ended December 31, 2007 and 2006, respectively. Bill Solomon, a former member of Belo’s Board of Directors, was Chairman of Austin Industries, Inc., the parent company of Austin Commercial, L.P, at the time the contract commenced.
     In connection with the Distribution, A. H. Belo entered into a services agreement with Belo Corp. This agreement provides that A. H. Belo and Belo will furnish services to each other for up to two years after the Distribution. If the agreement is terminated, A. H. Belo may be required to obtain such services from a third party. Payments made or other consideration provided in connection with all continuing transactions between the Company and Belo will be on an arm’s-length basis or on a basis consistent with the business purpose of the parties. During 2008, the Company provided $18,579 in information technology and web-related services to Belo and Belo provided $1,817 in services to the Company. At December 31, 2008, A. H. Belo had a receivable from Belo of $1,705.
Note 14: Subsequent Events (unaudited)
     On January 30, 2009, the Company announced that it would pursue a number of initiatives that focus on cost reduction. Included in these cost reduction initiatives will be a reduction-in-force of approximately 500 jobs. The Company is in the process of estimating the costs and potential savings of these actions. The reduction-in-force will be expensed and paid in the first and second quarters of 2009.

Note 15: Quarterly Results of Operations (unaudited)
     Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
Net Operating Revenues
Advertising	$124,423	$125,341	$114,811	$119,862
Circulation	29,105	30,275	31,563	32,438
Other	6,659	7,639	7,459	7,739

Total net operating revenues	160,187	163,255	153,833	160,039

Operating Costs and Expenses
Salaries, wages and employee benefits	74,265	68,840	77,804	77,376
Other production, distribution and operating costs	60,966	60,948	60,768	65,741
Newsprint, ink and other supplies	22,969	23,738	23,523	24,378
Goodwill impairment	—	—	—	14,145
Impairment on printing press	—	—	4,535	—
Depreciation	12,241	12,211	10,962	11,362
Amortization	1,625	1,625	1,625	1,624

Total operating costs and expenses	172,066	167,362	179,217	194,626

Loss from operations	(11,879)	(4,107)	(25,384)	(34,587)

Other (Expense) and Income
Interest expense	(3,066)	(165)	(52)	(745)
Other income (expense), net	957	305	(25)	(629)

Total other (expense) and income	(2,109)	140	(77)	(1,374)

Loss before income taxes	(13,988)	(3,967)	(25,461)	(35,961)
Income tax benefit	(5,270)	(770)	(8,203)	(2,831)

Net loss	$(8,718)	$(3,197)	$(17,258)	$(33,130)

2007
Net Operating Revenues
Advertising	$141,945	$157,704	$147,511	$153,175
Circulation	27,617	27,894	28,210	28,914
Other	6,151	6,678	6,219	6,650

Total net operating revenues	175,713	192,276	181,940	188,739

Operating Costs and Expenses
Salaries, wages and employee benefits	75,299	72,492	72,840	76,999
Other production, distribution and operating costs	60,899	65,170	66,243	66,919
Newsprint, ink and other supplies	26,668	26,007	25,037	24,789
Goodwill impairment	—	—	—	344,424
Depreciation	11,360	11,352	11,142	11,961
Amortization	1,625	1,625	1,624	1,625

Total operating costs and expenses	175,851	176,646	176,886	526,717

(Loss) earnings from operations	(138)	15,630	5,054	(337,978)

Other (Expense) and Income
Interest expense	(8,744)	(9,035)	(8,768)	(8,287)
Other income, net	174	2,608	530	455

Total other expense	(8,570)	(6,427)	(8,238)	(7,832)

(Loss) earnings before income taxes	(8,708)	9,203	(3,184)	(345,810)
Income tax expense (benefit)	688	(3,097)	3,097	(2,175)

Net (loss) income	$(9,396)	$12,300	$(6,281)	$(343,635)