Form 10-Q
period 2009-03-31
A. H. Belo CORP
filed 2009-05-14
CIK 1413898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009

Common Stock, $.01 par value	20,535,031

*	Consisting of 18,091,249 shares of Series A Common Stock and 2,443,782 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I.
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
A. H. Belo Corporation and Subsidiaries

	Three months ended March 31,
In thousands, except per share amounts (unaudited)	2009	2008

Net Operating Revenues

Advertising	$89,331	$124,423
Circulation	31,714	29,105
Other	7,449	6,659

Total net operating revenues	128,494	160,187

Operating Costs and Expenses
Salaries, wages and employee benefits	62,894	74,265
Other production, distribution and operating costs	55,866	60,966
Newsprint, ink and other supplies	19,619	22,969
Goodwill impairment	80,940	—
Depreciation	10,536	12,241
Amortization	1,624	1,625

Total operating costs and expenses	231,479	172,066

Loss from operations	(102,985)	(11,879)

Other Income and Expense
Interest expense	(300)	(3,066)
Other income, net	822	957

Total other income (expense)	522	(2,109)

Loss before income taxes	(102,463)	(13,988)

Income tax expense (benefit)	605	(5,270)

Net loss	$(103,068)	$(8,718)

Net loss per share:
Basic and diluted	$(5.03)	$(0.43)

Weighted average shares outstanding:
Basic and diluted	20,506	20,473

Dividends declared per share	$—	$0.250
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

	March 31,
	2009	December 31,
In thousands, except share and per share amounts	(unaudited)	2008

Assets
Current assets:
Cash and temporary cash investments	$6,809	$9,934
Accounts receivable (net of allowance of $5,265 and $5,332 at March 31, 2009 and December 31, 2008, respectively)	56,969	77,383
Inventories	18,845	22,641
Deferred income taxes	5,080	5,415
Prepaids and other current assets	10,956	9,344

Total current assets	98,659	124,717

Property, plant and equipment at cost:
Land	30,895	30,895
Buildings and improvements	231,747	232,120
Publishing equipment	355,739	358,413
Other	148,685	150,065
Advance payments on property, plant and equipment	8,421	9,358

Total property, plant and equipment	775,487	780,851
Less accumulated depreciation	521,687	517,107

Property, plant and equipment, net	253,800	263,744

Intangible assets, net	32,302	33,927
Goodwill	24,582	105,522
Investments	21,534	23,016
Long-term deferred taxes	10,064	—
Other assets	6,781	6,752

Total assets	$447,722	$557,678

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
A. H. Belo Corporation and Subsidiaries

	March 31,
	2009	December 31,
In thousands, except share and per share amounts	(unaudited)	2008

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$12,650	$10,000
Accounts payable	19,666	32,950
Accrued compensation and benefits	21,604	27,020
Accrued interest on notes payable	43	11
Other accrued expenses	19,849	18,826
Advance subscription payments	27,060	26,335

Total current liabilities	100,872	115,142

Pension liabilities	17,096	17,096
Other post employment benefits	7,807	7,738
Deferred income taxes	15,143	6,620
Other liabilities	951	2,430

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued.	—	—
Common stock, $.01 par value. Authorized 125,000,000 shares
Series A: issued 18,091,249 shares at March 31, 2009	180	176
Series B: issued 2,443,782 shares at March 31, 2009	25	28
Additional paid-in capital	483,819	483,551
Retained deficit	(178,171)	(75,103)

Total shareholders’ equity	305,853	408,652

Total liabilities and shareholders’ equity	$447,722	$557,678

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
A. H. Belo Corporation and Subsidiaries

In thousands, except share amounts (unaudited)			Three months ended March 31, 2009
	Common Stock			Additional	Other
	Shares	Shares		Paid-in	Comprehensive	Retained
	Series A	Series B	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2008	17,774,149	2,704,816	$204	$484,009	$(458)	$(75,103)	$408,652
Contribution to Belo Corp.	—	—	—	(322)	—	—	(322)
Share-based compensation	—	—	—	591	—	—	591
Conversion of Series B to Series A	261,034	(261,034)	—	—	—	—	—
Issuance of shares for restricted stock units	56,066	—	1	(1)	—	—	—
Net loss	—	—	—	—	—	(103,068)	(103,068)

Balance at March 31, 2009	18,091,249	2,443,782	$205	$484,277	$(458)	$(178,171)	$305,853

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

	Three months ended March 31,
In thousands (unaudited)	2009	2008

Operations
Net loss	$(103,068)	$(8,718)

Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	12,160	13,866
Impairment on investment	500	—
Goodwill impairment	80,940	—
Deferred income taxes	(73)	—
Employee retirement benefit expense (income)	69	(226)
Share-based compensation	(126)	(586)
Other non-cash items	(60)	5,376
Net changes in operating assets and liabilities, excluding the effects of the Distribution:
Accounts receivable	20,481	14,552
Inventories	3,796	(5,543)
Prepaids and other current assets	(1,612)	(2,746)
Other, net	(790)	(867)
Accounts payable	(13,284)	8,471
Accrued compensation and benefits	(5,540)	(2,640)
Accrued interest payable	32	—
Other accrued expenses	1,180	(2,189)
Advance subscription payments	725	2,809

Net cash (used for) provided by operations	(4,670)	21,559
Investments
Capital expenditures, net	(2,050)	(1,915)
Other, net	945	(1,132)

Net cash used for investments	(1,105)	(3,047)
Financing
Proceeds from credit facility	2,650	—

Proceeds from credit facility	2,650	—

Net (decrease) increase in cash and temporary cash investments	(3,125)	18,512
Cash and temporary cash investments at beginning of period	9,934	6,874

Cash and temporary cash investments at end of period	$6,809	$25,386

Supplemental Disclosures
Interest paid, net of amounts capitalized	$115	$—

Income taxes paid, net of refunds	$1	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries
(in thousands, except share and per share amounts)
(1)	The accompanying unaudited condensed consolidated financial statements of A. H. Belo Corporation and its subsidiaries (the “Company” or “A. H. Belo”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

(2)	The Company owns and operates three primary daily newspapers: The Dallas Morning News, The Providence Journal, and The Press-Enterprise (Riverside, CA). They publish and distribute local, state, national, and international news. In addition to these three daily newspapers, the Company publishes various niche products in the same or nearby markets where the primary daily newspapers are located. Each of the Company’s daily newspapers and niche publications operates and maintains its own Web site. The Company also operates direct mail and commercial printing businesses. The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that all of its operating segments meet the criteria under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to be aggregated into one reporting segment.

On February 8, 2008, Belo Corp. (“Belo”) contributed all of the stock of its subsidiaries engaged in the newspaper business and related assets to A. H. Belo (hereafter referred to as the “Distribution”). On February 8, 2008 (the “Distribution Date”), Belo also distributed, through a pro rata, tax-free dividend to its shareholders, 0.20 shares of A. H. Belo Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock, owned as of the close of business on January 25, 2008. As a result of the Distribution, A. H. Belo issued 17,603,499 shares of Series A common stock and 2,848,496 shares of Series B common stock. This resulted in A. H. Belo becoming a separate public company with its own management and board of directors. The assets and liabilities transferred to A. H. Belo were recorded at historical cost as a reorganization of entities under common control. Following the Distribution, Belo does not have any ownership interest in A. H. Belo but continues to conduct business with A. H. Belo pursuant to various agreements, as more fully described in Note 7, and co-own certain investments.

The three months ended March 31, 2008 include allocated Belo corporate expenses up to the Distribution Date only. Corporate expenses for the remainder of the three month period (post-Distribution) comprise actual costs incurred by the Company. The allocations from Belo include certain costs associated with Belo’s corporate facilities, information systems, legal, internal audit, finance (including public company accounting and reporting), employee compensation and benefits administration, risk management, treasury administration and tax functions, and are based on actual costs incurred by Belo. Allocations of corporate facility costs are based on the actual space used. Information technology costs and employee compensation and benefits administration are allocated based on headcount. Other costs are allocated to A. H. Belo based on the Company’s size relative to the Belo subsidiaries. Costs allocated to the Company totaled $7,430 for the 39 days ended February 8, 2008. Transactions between the companies comprising A. H. Belo have been eliminated in the consolidated financial statements.

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

All dollar amounts are in thousands, unless otherwise indicated.

(3)	The following table presents stock-based awards that are excluded for purposes of calculating diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three Month Ended
	March 31, 2009	March 31, 2008

Options excluded due to exercise price in excess of average market price
Number outstanding	3,754	2,494
Weighted average exercise price	$14.32	$21.09
(4)	Prior to the Distribution, the Company established a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units, performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.

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

Each stock option and RSU (of A. H. Belo and of Belo) otherwise has the same terms as the original awards. The awards continue to vest as under the existing vesting schedule based on continued employment with A. H. Belo or Belo, as applicable.

Share-based compensation cost recognized for awards to A. H. Belo’s employees and non-employee directors was $378 and $734 for the three months ended March 31, 2009 and 2008, respectively. No compensation cost is recognized related to options issued by A. H. Belo held by employees and non-employee directors of Belo.

A. H. Belo also recognizes compensation expense for any pre-Distribution awards related to its employees that were issued under Belo’s long-term incentive plans. A. H. Belo’s share-based compensation expense includes $136 and $443 for the three months ended March 31, 2009 and 2008, respectively, related to awards that were issued by Belo.

A. H. Belo Option Activity

The following table summarizes the option activity under A. H. Belo’s long-term incentive plan for the period ended March 31, 2009:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2008	3,784,388	$14.32
Granted	—	$—
Exercised	—	$—
Canceled	(30,120)	$14.89

Outstanding at March 31, 2009	3,754,268	$14.32

Of the total A. H. Belo options outstanding at March 31, 2009, 2,405,295 options with a weighted average exercise price of $10.41 are held by A. H. Belo employees and non-employee directors.

A. H. Belo RSU Activity

The following table summarizes the RSU activity under A. H. Belo’s long-term incentive plan for the period ended March 31, 2009:

	Number of	Weighted Average
	RSUs	Exercise Price
Outstanding at December 31, 2008	402,951	$16.63
Granted	—	$—
Vested	(93,615)	$15.46
Canceled	(1,991)	$8.28

Outstanding at March 31, 2009	307,345	$15.53

Of the total A. H. Belo RSUs outstanding at March 31, 2009, 174,529 RSUs are held by A. H. Belo employees and non-employee directors.

(5)	As described in Note 7 in the 2008 Annual Report on Form 10-K, Belo retained sponsorship and funding obligations of the G. B. Dealey Retirement Pension Plan (Pension Plan), in which some of A. H. Belo employees participate. Under the employee matters agreement between the Company and Belo, A. H. Belo will reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan. As of March 31, 2009, the Company has recorded a liability of $17,096 for these anticipated future fundings. Both the fair value of the plan assets and the projected benefit obligations are measured annually on December 31, and as such, the funded status (the difference between the fair value of plan assets and the projected benefit obligation) of the Pension Plan as of March 31, 2009, does not reflect changes in the fair value of plan assets or changes in discount rates on benefit obligations. Changes in general market conditions may affect the funded status of the Pension Plan at each December 31 measurement date,

(6)	On August 23, 2004, August 26, 2004 and October 5, 2004, three related lawsuits, now consolidated, were filed by purported shareholders of Belo in the United States District Court for the Northern District of Texas against Belo, Robert W. Decherd, and Barry T. Peckham, a former executive officer of The Dallas Morning News, arising out of the circulation overstatement at The Dallas Morning News. James M. Moroney III was added later as a defendant. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004, and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification and on April 16, 2008, plaintiffs petitioned the United States Court of Appeals for the Fifth Circuit for permission to appeal that denial. On June 17, 2008, permission was granted and on April 2, 2009 the Fifth Circuit heard oral argument. No amount of damages has been specified. The Company believes the complaints are without merit and is defending vigorously against them.

Under the terms of the separation and distribution agreement between A. H. Belo and Belo, A. H. Belo and Belo will share equally in any liability, net of any applicable insurance, resulting from the lawsuits described above.

On March 17, 2009, the 191st Judicial District Court of Dallas County, Texas, dismissed a shareholder derivative lawsuit filed by a purported individual shareholder of Belo against Robert W. Decherd, John L. Sander, Dunia A. Shive, Dennis A. Williamson, and James M. Moroney III; Barry T. Peckham; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak, and Arturo Madrid, current or former directors of Belo. The lawsuit, which was filed on June 3, 2005, made various claims asserting mismanagement and alleged breach of fiduciary duties related to the circulation overstatement at The Dallas Morning News.

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and in March 2009, the court dismissed certain additional claims. A trial date, originally set in January 2009, has been reset to April 2010. The Company believes the lawsuit is without merit and is defending vigorously against it.

On April 13, 2009, four former independent contractor newspaper carriers of The Press-Enterprise, on behalf of themselves and other similarly situated individuals, filed a purported class-action lawsuit against A. H. Belo, Belo, Press-Enterprise Company, and as yet unidentified defendants in the Superior Court of the State of California, County of Riverside. The complaint alleges that the defendants violated California laws by allegedly improperly categorizing the plaintiffs and the purported class members as independent contractors rather than employees, and in doing so, allegedly failed to pay minimum, hourly and overtime wages to the purported class members and allegedly failed to comply with other laws and regulations applicable to an employer-employee relationship. Plaintiffs and purported class members are seeking minimum wages, unpaid regular and overtime wages, unpaid rest break and meal period compensation, reimbursement of expenses and losses incurred by them in discharging their duties, payment of minimum wage to all employees who failed to receive minimum wage for all hours worked in each payroll period, penalties, injunctive and other equitable relief, and reasonable attorneys’ fees and costs. The Company believes the lawsuit is without merit and intends to vigorously defend against these claims.

In addition to the proceedings disclosed above, a number of other legal proceedings are pending against A. H. Belo, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity, or financial condition.

(7)	In connection with the Distribution, the Company entered into a separation and distribution agreement; a services agreement; a tax matters agreement; an employee matters agreement, which allocates liabilities and responsibilities regarding employee compensation and benefit plans and related matters; and other agreements with Belo or its subsidiaries. In the separation and distribution agreement, effective as of the Distribution Date, A. H. Belo and Belo have agreed to indemnify each other and certain related parties from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur), regarding each other’s businesses, whether occurring before, at or after the effective time of the Distribution; provided, however, that under the terms of the separation and distribution agreement, the Company and Belo will share equally in any liabilities, net of any applicable insurance, resulting from certain circulation-related lawsuits.

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

The tax matters agreement sets out each party’s rights and obligations with respect to payment deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Under this agreement, Belo is responsible for all income taxes prior to the Distribution, except that
A. H. Belo is responsible for its share of income taxes paid on a consolidated basis for the period of January 1, 2008 through February 8, 2008. A. H. Belo is responsible for its income taxes subsequent to the Distribution Date.

Belo’s Dallas/Fort Worth television station, WFAA-TV, and The Dallas Morning News, owned by A. H. Belo, have agreed to provide media content, cross-promotion, and other services to the other. In addition, A. H. Belo and Belo co-own certain downtown Dallas real estate through a limited liability company formed in connection with the Distribution.

(8)	On January 30, 2009, the Company announced that it would pursue a number of initiatives that focus on cost reduction. Included in these cost reduction initiatives was a reduction-in-force of approximately 500 jobs. During the first quarter of 2009, the Company expensed $3,586 related to the reduction-in-force. These reductions will be completed in the second quarter of 2009 and $1,151 of the costs were paid in the first quarter of 2009, with the remainder of the costs to be paid during the second quarter of 2009.

(9)	The Company had approximately $775,500 of property, plant and equipment as of March 31, 2009, including approximately $504,500 related to publishing equipment and other fixed assets. In addition to the original cost of these assets, their recorded value is determined by a number of estimates made by the Company, including estimated useful lives. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) the estimated fair value of the assets; and (ii) the estimated future cash flows expected to be generated by the assets, which estimates are based on additional assumptions such as asset utilization, length of service and estimated salvage values.

(10)	SFAS 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment using the two-step method at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company measures the fair value of its reporting units annually on December 31. Changes in general market conditions may affect the fair value of a reporting unit at the December 31 measurement date, which could lead to an impairment when the Company completes its annual impairment test. However, any impairment would not impact the Company’s liquidity. Please refer to notes 1 and 3 to the Company’s consolidated financial statements in the 2008 Annual Report on Form 10-K for a full description of the Company’s goodwill impairment policies.

During the three months ended March 31, 2009, primarily based upon the continued declining economic environment which resulted in a larger than anticipated decline in advertising demand during the first quarter of 2009 and potentially the remainder of the year, the Company determined that sufficient evidence existed to require it to perform an interim goodwill impairment analysis. The Company performed the first step of its interim goodwill impairment test for both The Dallas Morning News and The Providence Journal. The Company uses the discounted cash flow method to determine fair value of its operating units. The use of discounted cash flows is based on assumptions requiring significant judgment regarding revenue growth rates, margins, discount factors and tax rates. The assumptions used in the step one analysis are consistent with the Company’s current estimates and projections, some of which differ from the assumptions used for the annual impairment testing in December 2008. The change in assumptions is driven by greater than anticipated declines in revenue in the first quarter of 2009 which resulted in lower margins, despite significant cost reductions.

The step one analyses results indicated a potential goodwill impairment existed at The Providence Journal, but not at The Dallas Morning News. While the step one analysis for both reporting units reflected significant declines in forecasted advertising revenue based on the results from the first quarter of 2009, The Dallas Morning News is expected to continue to produce sufficient margins such that the carrying value of its goodwill is not impaired. In performing the step one analysis for The Dallas Morning News, management also considered the sensitivity of its assumptions to additional risk and concluded that the step one analysis would continue to not indicate impairment with more conservative inputs. However, The Providence Journal margins were impacted such that the carrying value of the reporting unit exceeded its estimated fair value. Therefore, the Company performed the second step of the goodwill impairment analysis, which involves calculating the implied impairment of goodwill for The Providence Journal. The second step involved allocating the estimated fair value of the operating unit to all of its assets and liabilities, except goodwill, and comparing the residual fair value to the carrying value of goodwill of The Providence Journal. As of March 31, 2009, the Company determined the goodwill related to The Providence Journal was impaired and recorded a non-cash goodwill impairment charge of $80,940. After recording the impairment charge no goodwill remained related to The Providence Journal.

A summary of the changes in the Company’s recorded goodwill is below:

		The Dallas	The Providence	The
	Total Goodwill	Morning News	Journal	Press-Enterprise
Balance at December 31, 2008	$105,522	$24,582	$80,940	$—
Goodwill impairment	(80,940)	—	(80,940)	—

Balance at March 31, 2009	24,582	24,582	—	—

(11)	On February 4, 2008, the Company entered into a $100,000 senior revolving credit facility (the “Credit Agreement”), with JP Morgan Chase Bank, N.A., J.P. Morgan Securities, Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other parties thereto. The Credit Agreement was effective as of the Distribution Date and may be used for working capital needs and other general corporate purposes, including letters of credit.

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

On January 30, 2009, the Company entered into an amendment and restatement of its existing Credit Agreement dated as of February 4, 2008 with JP Morgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other lenders party thereto (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement was effective as of January 30, 2009 and matures April 30, 2011. The Amended and Restated Credit Agreement provides for a $50,000 working capital facility that is subject to a borrowing base. Among other matters, the Amended and Restated Credit Agreement creates an asset-based revolving credit facility secured by the Company’s accounts receivable, inventory, specified real property and other assets; sets pricing at LIBOR plus 375 basis points; establishes minimum quarterly adjusted EBITDA covenant requirements in 2009; establishes a fixed charge coverage ratio in 2010 of 1.0 to 1.0; allows capital expenditures and investments of up to $16,000 per year in total; allows the Company to pay dividends when the Company’s fixed charge coverage ratio exceeds 1.2 to 1.0 and the aggregate availability under the credit facility exceeds $15,000; and contains other covenants and restrictions, including those which have limitations on indebtedness, liens, and asset sales. Adjusted EBITDA means, for any period, Net Income for such period plus (a) without duplication and to the extent deducted in determining Net Income for such period, the sum of (i) Interest Expense for such period, (ii) income tax expense for such period, (iii) all amounts attributable to depreciation and amortization expense for such period, (iv) any extraordinary or non-recurring non-cash charges or expenses for such period, (v) any other non-cash charges for such period including, without limitation, any non-cash stock-based compensation expenses for such period, and (vi) Restructuring Costs in an amount not to exceed $10,000 minus (b) without duplication and to the extent included in Net Income, (i) any cash payments made during such period in respect of non-cash charges described in clause (a)(v) taken in a prior period and (ii) any extraordinary gains and any non-cash items of income for such period, all calculated for the Company and its subsidiaries on a consolidated basis in accordance with Generally Accepted Accounting Principles, (“GAAP”). In connection with the Amended and Restated Credit Agreement, the Company and each of specified subsidiaries entered into an Amended and Restated Pledge and Security Agreement granting a security interest in all personal property and other assets now owned or thereafter acquired. In addition, the Amended and Restated Credit Agreement requires certain of the Company’s subsidiaries to enter into mortgages or deeds of trust granting liens on certain specified real property.

Under the revolving credit facility, the Company must meet the minimum adjusted EBITDA covenants as outlined below:

For the six months ended March 31, 2009:	$(4,000)
For the nine months ended June 30, 2009:	$6,500
For the 12 months ended September 30, 2009:	$15,000
For the 12 months ended December 31, 2009:	$22,500
Compliance with the minimum adjusted EBITDA and other financial covenants depends on the Company’s financial condition and results of operations, which are subject to a number of factors, including current and future economic conditions. Based on the Company’s projections for the remainder of fiscal year 2009, which incorporate the Company’s assessment of current economic conditions, the projections currently indicate that the Company should be able to meet these financial covenants throughout fiscal year 2009. These projections are based on revenue and expense estimates for the remainder of 2009 and include the implementation of continuing expense savings initiatives, as well as other expense and revenue expectations for the remainder of fiscal year 2009. However, there can be no assurance of the Company’s ability to meet these projections, achieve the performance estimates or assumptions underlying these projections or these financial covenants.

Throughout 2008 and the beginning of 2009, the economy has experienced disruptions resulting from the sub-prime mortgage crisis and general credit market conditions in the United States. The full effect that these disruptions will have on the Company’s results as well as their length and ultimate severity are difficult to predict. Should these or other economic conditions worsen or persist for an extended time, the Company’s results could be materially adversely affected. Due to the dynamic nature of assumptions used in estimating the Company’s financial results and the Company’s inability to control the effect of the current economic conditions, actual results may differ materially from the Company’s projections. Furthermore, the Company’s results may be affected by continued economic and political developments and those effects could be material to the consolidated financial statements.

If the current economic recession causes advertising revenues to decline more than currently anticipated, if other parts of our business experience adverse effects, or if our expense-saving initiatives prove insufficient, then we may not be able to meet these financial covenants. Absent a waiver from the Amended and Restated Credit Agreement lenders, not meeting these financial covenants will result in an event of default under the Amended and Restated Credit Agreement. Upon the occurrence of an event of default, the Amended and Restated Credit Agreement lenders could elect to terminate all commitments to extend further credit and declare all amounts outstanding to be immediately due and payable.

The Company’s ability to borrow under the Amended and Restated Credit Agreement depends on a borrowing base determined from a formula based on the levels of our accounts receivable and inventory. If our accounts receivable and inventory are insufficient (including, with respect to accounts receivable, as a result of decreased revenues), then we may be unable to borrow under the Amended and Restated Credit Agreement notwithstanding compliance with the Amended and Restated Credit Agreement’s financial covenants.

Notes payable at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008
Current maturity of revolving notes	$12,650	$10,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)
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
Results of Operations
(Dollars in thousands, except per share amounts)
Consolidated Results of Operations

	Three months ended March 31,
		Percentage
	2009	Change	2008

Net operating revenues	$128,494	(19.8)%	$160,187
Operating costs and expenses	150,539	(12.5)%	172,066
Goodwill impairment	80,940	—	—
Other income (expense)	522	(124.8)%	(2,109)

Loss before income taxes	(102,463)	632.5%	(13,988)
Income tax expense (benefit)	605	(111.5)%	(5,270)

Net loss	$(103,068)	1,082.2%	$(8,718)

The table below presents the components of net operating revenues for the three months ended March 31, 2009 and 2008, respectively:
Revenues

	Three months ended March 31,
		Percentage
	2009	Change	2008

Advertising	$89,331	(28.2)%	$124,423
Circulation	31,714	9.0%	29,105
Other	7,449	11.9%	6,659

Net operating revenues	$128,494	(19.8)%	$160,187

Advertising revenues accounted for 69.5 percent of total revenues for the three months ended March 31, 2009, compared to 77.7 percent for the same period in the prior year. Circulation revenues accounted for 24.7 percent of total revenues for the three months ended March 31, 2009, compared to 18.2 percent for the same period in the prior year. Total revenue decreased 19.8 percent for the three months ended March 31, 2009, versus the same period in the prior year.
The Company’s revenues were adversely affected by economic and operating pressures. Advertising expense budgets tend to be reduced more than other expenses in times of economic uncertainty or a recession. The continued economic slowdown adversely affected advertising demand and the Company’s business, financial condition and results of operations. Total advertising revenue, including print and Internet revenue, was down 28.2 percent for the three months ended March 31, 2009 when compared to the same period last year. Retail advertising revenue was down 23.2 percent, general advertising revenue was down 21.0 percent, and classified advertising revenue (exclusive of Internet revenue) was down 45.0 percent for the three month period. The Dallas Morning News, The Press-Enterprise and The Providence Journal experienced declines in substantially all advertising categories that are included in retail, general and classified. The Dallas Morning News‘ advertising revenues were down 28.4 percent for the three months ended March 31, 2009 when compared to the same period in the prior year. The Press-Enterprise’s advertising revenues were down 24.5 percent for the three months ended March 31, 2009 when compared to the same period in the prior year. The Providence Journal’s advertising revenues were down 30.5 percent for the three months ended March 31, 2009 when compared to the same period in the prior year. The Company had $9,276 in Internet revenue for the three months ended March 31, 2009, which accounted for 7.2 percent of total revenues. Compared to the prior year, Internet revenues decreased 23.9 percent for the three months ended March 31, 2009. Decreases in Internet revenues resulted from declines in employment and real estate classifieds, which depend on upsells from the same print categories. Internet ad revenue, exclusive of classified revenue, decreased 9.9 percent for the three months ended March 31, 2009 when compared to the same period in the prior year.
Circulation revenue increased 9.0 percent for the three months ended March 31, 2009, primarily due to single-copy and home delivery price increases and less discounting.
Other revenue increased 11.9 percent for the three months ended March 31, 2009, primarily due to revenue realized related to printing and distribution contracts entered into during 2008.
Operating Costs and Expenses
The Company’s operating costs and expenses increased $59,413, or 34.5 percent, for the three months ended March 31, 2009, compared to the same period in the prior year. The increase for the three months ended March 31, 2009 was due to the goodwill impairment charge recorded at The Providence Journal of $80,940. This increase was partially offset by decreases in all other operating expense categories. The decrease in salaries, wages and employees benefits of $11,371 is the result of the restructuring initiatives undertaken during 2008 that included headcount reductions. Other production, distribution and operation costs decreased $5,100 for the three months ended March 31, 2009 when compared to the same period in 2008. This decrease is related to decreases in distribution expense, outside services and outside solicitation expense. Newsprint, ink and other supplies decreased $3,350 for the three months ended March 31, 2009 compared to the same period in 2008. This decrease is related to a decrease in newsprint consumed. During the three months ended March 31, 2009, the Company’s publishing operations used approximately 21,087 metric tons of newsprint at an average cost of $745 per ton. Consumption of newsprint for the same period in 2008 was approximately 30,134 metric tons at an average cost of $593 per metric ton. Depreciation expense decreased $1,705 for the three months ended March 31, 2009 when compared to the same period in 2008. This decrease is primarily due to lower depreciable assets in service.

Interest Expense
Interest expense decreased $2,766, or 90.2 percent, during the three months ended March 31, 2009 compared to the prior year period. As of February 8, 2008, in connection with the Distribution of the Company, Belo Corp. contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by A. H. Belo and its subsidiaries or assigned indebtedness to the Company. This effectively settled A. H. Belo’s notes payable balances owed to Belo. As a result, no interest expense for these notes was accrued after February 8, 2008. The decrease in interest paid to Belo Corp. was partially offset by interest expense of approximately $300 related to the Company’s credit facility entered into subsequent to February 8, 2008.
Other Income, Net
Other income, net decreased $135 for the three months ended March 31, 2009 compared to the same period in 2008. This is primarily related to a write down of investments for $500, which is partially offset by a decrease in share-based compensation for A. H. Belo employees holding Belo RSUs.
Income Taxes
Income tax expense increased approximately $5,875 for the three months ended March 31, 2009 compared to the same period in 2008.
Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carry forwards will begin to expire in the years 2029 and 2030 if not utilized. Statement of Financial Accounting Standards (SFAS) 109 “Accounting for Income Taxes,” places a threshold for recognition of deferred tax assets. Based on the criteria established by SFAS 109, the Company established a valuation allowance against the deferred tax assets originating in the three months ended March 31, 2009, as it is more likely than not that the benefit resulting from these net operating loss carry forwards will not be realized. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense.
Liquidity and Capital Resources
Operating Cash Flows
Net cash used in operations was $4,670 for the three months ended March 31, 2009 compared to net cash provided by operations of $21,559 for the same period last year. The changes in cash flows from operations were caused primarily by the increased net loss and changes in normal working capital requirements.
The Company believes its current financial condition and credit relationships are adequate to fund its current obligations.
Investing Cash Flows
Net cash flows used for investing activities were $1,105 for the three months ended March 31, 2009 compared to $3,047 for the same period in 2008. The decrease reflects receipt of a cash payment from a company in which A. H. Belo has a minority investment. The company in which A. H. Belo has a minority investment sold a division and distributed the proceeds to the investors.
Capital Expenditures
Total capital expenditures were $2,050 during the first three months of 2009 compared with $1,915 during the same period in 2008. These expenditures were primarily to implement a new application for advertising management and additional payments related to the web-width reduction project at The Providence Journal.

Financing Cash Flows
There was $2,650 in cash provided from financing for the three months ended March 31, 2009 compared to $0 from financing during the same period in 2008. This change was due to the Company drawing $2,650 on its credit facility to help fund the reduction-in-force and other working capital needs during the first quarter of 2009.
On January 30, 2009, the Company entered into an amendment and restatement of its existing Credit Agreement dated as of February 4, 2008 with JP Morgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other lenders party thereto (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement is effective as of January 30, 2009 and matures April 30, 2011. The Amended and Restated Credit Agreement provides for a $50,000 working capital facility that is subject to a borrowing base. Among other matters, the Amended and Restated Credit Agreement creates an asset-based revolving credit facility secured by the Company’s accounts receivable, inventory, specified real property and other assets; sets pricing at LIBOR plus 375 basis points; establishes minimum quarterly adjusted EBITDA covenant requirements in 2009; establishes a fixed charge coverage ratio in 2010 of 1.0 to 1.0; allows capital expenditures and investments of up to $16,000 per year in total; allows the Company to pay dividends when the Company’s fixed charge coverage ratio exceeds 1.2 to 1.0 and the aggregate availability under the credit facility exceeds $15,000; and contains other covenants and restrictions, including those which have limitations on indebtedness, liens, and asset sales. Adjusted EBITDA means, for any period, Net Income for such period plus (a) without duplication and to the extent deducted in determining Net Income for such period, the sum of (i) Interest Expense for such period, (ii) income tax expense for such period, (iii) all amounts attributable to depreciation and amortization expense for such period, (iv) any extraordinary or non-recurring non-cash charges or expenses for such period, (v) any other non-cash charges for such period including, without limitation, any non-cash stock-based compensation expenses for such period, and (vi) Restructuring Costs in an amount not to exceed $10,000 minus (b) without duplication and to the extent included in Net Income, (i) any cash payments made during such period in respect of non-cash charges described in clause (a)(v) taken in a prior period and (ii) any extraordinary gains and any non-cash items of income for such period, all calculated for the Company and its Subsidiaries on a consolidated basis in accordance with GAAP. In connection with the Amended and Restated Credit Agreement, the Company and each of specified subsidiaries entered into an Amended and Restated Pledge and Security Agreement granting a security interest in all personal property and other assets now owned or thereafter acquired. In addition, the Amended and Restated Credit Agreement requires certain of the Company’s subsidiaries to enter into mortgages or deeds of trust granting liens on certain specified real property.
     Under the revolving credit facility, the Company must meet the minimum adjusted EBITDA covenants as outlined below:

For the six months ended March 31, 2009:	$(4,000)
For the nine months ended June 30, 2009:	$6,500
For the 12 months ended September 30, 2009:	$15,000
For the 12 months ended December 31, 2009:	$22,500
As of March 31, 2009, the Company was in compliance with the fixed charge coverage ratio as required by its credit facility.
Compliance with the minimum adjusted EBITDA and other financial covenants depends on the Company’s financial condition and results of operations, which are subject to a number of factors, including current and future economic conditions. Based on the Company’s projections for the remainder of fiscal year 2009, which incorporate the Company’s assessment of current economic conditions, the projections currently indicate that the Company should be able to meet these financial covenants throughout fiscal year 2009. These projections are based on revenue and expense estimates for the remainder of 2009 and include the implementation of continuing expense savings initiatives, as well as other expense and revenue expectations for the remainder of fiscal year 2009. However, there can be no assurance of the Company’s ability to meet these projections, achieve the performance estimates or assumptions underlying these projections or these financial covenants.
Throughout 2008 and the beginning of 2009, the economy has experienced disruptions resulting from the sub-prime mortgage crisis and general credit market conditions in the United States. The full effect that these disruptions will have on the Company’s results as well as their length and ultimate severity are difficult to predict. Should these or other economic conditions worsen or persist for an extended time, the Company’s results could be materially adversely affected. Due to the dynamic nature of assumptions used in estimating the Company’s financial results and the Company’s inability to control the effect of the current economic conditions, actual results may differ materially from the Company’s projections. Furthermore, the Company’s results may be affected by continued economic and political developments and those effects could be material to the consolidated financial statements.
If the current economic recession causes advertising revenues to decline more than currently anticipated, if other parts of our business experience adverse effects, or if our expense saving initiatives prove insufficient, then we may not be able to meet these financial covenants. Absent a waiver from the Amended and Restated Credit Agreement lenders, not meeting these financial covenants will result in an event of default under the Amended and Restated Credit Agreement. Upon the occurrence of an event of default, the Amended and Restated Credit Agreement lenders could elect to terminate all commitments to extend further credit and declare all amounts outstanding to be immediately due and payable.
The Company’s ability to borrow under the Amended and Restated Credit Agreement depends on a borrowing base determined from a formula based on the levels of our accounts receivable and inventory. If our accounts receivable and inventory are insufficient (including, with respect to accounts receivable, as a result of decreased revenues), then we may be unable to borrow under the Amended and Restated Credit Agreement notwithstanding compliance with the Amended and Restated Credit Agreement’s financial covenants.
Forward-Looking Statements
Statements in this communication concerning A. H. Belo Corporation’s business outlook or future economic performance, anticipated financial performance, revenues, expenses, dividends, capital expenditures, investments, future financings, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.
Such risks, uncertainties and factors include, but are not limited to, general economic conditions, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates, and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; challenges in achieving expense reduction goals, and on schedule, and the resulting potential effects on operations; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures, and investments; significant armed conflict; and other factors beyond our control, as well as other risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and other public disclosures and filings with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in A. H. Belo’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4T. Controls and Procedures
During the three months ended March 31, 2009, there were no changes in A. H. Belo’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II.
Item 1. Legal Proceedings
In addition to the matters previously disclosed (see Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1), a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation and in the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial position of the Company.

On March 17, 2009, the 191st Judicial District Court of Dallas County, Texas, dismissed a shareholder derivative lawsuit filed by a purported individual shareholder of Belo against Robert W. Decherd, John L. Sander, Dunia A. Shive, Dennis A. Williamson, and James M. Moroney III; Barry T. Peckham; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak, and Arturo Madrid, current or former directors of Belo. The lawsuit, which was filed on June 3, 2005, made various claims asserting mismanagement and alleged breach of fiduciary duties related to the circulation overstatement at The Dallas Morning News.
On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and in March 2009, the court dismissed certain additional claims. A trial date, originally set in January 2009, has been reset to April 2010. The Company believes the lawsuit is without merit and is defending vigorously against it.
On April 13, 2009, four former independent contractor newspaper carriers of The Press-Enterprise, on behalf of themselves and other similarly situated individuals, filed a purported class-action lawsuit against A. H. Belo, Belo, Press-Enterprise Company, and as yet unidentified defendants in the Superior Court of the State of California, County of Riverside. The complaint alleges that the defendants violated California laws by allegedly improperly categorizing the plaintiffs and the purported class members as independent contractors rather than employees, and in doing so, allegedly failed to pay minimum, hourly and overtime wages to the purported class members and allegedly failed to comply with other laws and regulations applicable to an employer-employee relationship. Plaintiffs and purported class members are seeking minimum wages, unpaid regular and overtime wages, unpaid rest break and meal period compensation, reimbursement of expenses and losses incurred by them in discharging their duties, payment of minimum wage to all employees who failed to receive minimum wage for all hours worked in each payroll period, penalties, injunctive and other equitable relief, and reasonable attorneys’ fees and costs. The Company believes the lawsuit is without merit and intends to vigorously defend against these claims.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
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
	~	(2)* First Amendment and Waiver to the Credit Agreement dated as of October 23, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008 (Securities and Exchange Commission File No. 001-33741))
	~	(3) * Amended and Restated Credit Agreement dated as of January 30, 2009, (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “February 2, 2009 Form 8-K”)
	~	(4) * Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 (Exhibit 10.2 to the February 2, 2009 From 8-K)
10.2		Compensatory plans:
	~	(1)*	A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8-K)
		* (a)	First Amendment to the A. H. Belo Savings Plan dated September 23, 2008 (Exhibit 10.2(1)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 (Securities and Exchange Commission File No. 001-33741))
		* (b)	Second Amendment to the A. H. Belo Savings Plan effective March 27, 2009 (Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the Securities and Exchange Commission on April 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “April 2, 2009 Form 8-K”)
		* (b)	Third Amendment to the A. H. Belo Savings Plan effective March 31, 2009 (Exhibit 10.2 to the April 2, 2009 Form 8-K)
	~	(2)*	A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)
		* (a)	First Amendment to A. H. Belo 2008 Incentive Compensation Plan effective July 23, 2008 (Exhibit 10.2(2)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008 (Securities and Exchange Commission File No. 001-33741))
		* (b)	Form of A. H. Belo 2008 Incentive Compensation Plan Non-Employee Director Evidence of Award (Exhibit 10.2(2)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008 (Securities and Exchange Commission File No. 001-33741) (the “First Quarter 2008 Form 10-Q”))
		* (c)	Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Award (for Employee Awards) (Exhibit 10.2(2)(B) to the First Quarter 2008 Form 10-Q)

Exhibit Number		Description
	~	(3)*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8-K)
		* (a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 From 8-K)
	~	(4)*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)
		* (a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)
10.3		Agreements relating to the Distribution of A. H. Belo:
		(1)*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)
		(2)*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)
		(3)*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)
		(4)*	Separation and Distribution Agreement (See Exhibit 2.1 to the February 12, 2008 Form 8-K)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. H. BELO CORPORATION
May 14, 2009	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer)

May 14, 2009	By:	/s/ George F. Finfrock
George F. Finfrock
Vice President/Corporate Controller (Principal Accounting Officer)