Form 10-Q
period 2009-06-30
A. H. Belo CORP
filed 2009-08-14
CIK 1413898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2009
Common Stock, $.01 par value	20,544,560

*	Consisting of 18,100,946 shares of Series A Common Stock and 2,443,614 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I.
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
A. H. Belo Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts (unaudited)	2009	2008	2009	2008

Net Operating Revenues
Advertising	$87,492	$125,341	$176,823	$249,764
Circulation	33,266	30,275	64,980	59,380
Other	6,746	7,639	14,195	14,298

Total net operating revenues	127,504	163,255	255,998	323,442

Operating Costs and Expenses
Salaries, wages and employee benefits	51,720	68,840	114,614	143,105
Other production, distribution and operating costs	50,867	60,948	106,734	121,914
Newsprint, ink and other supplies	16,425	23,738	36,043	46,707
Goodwill impairment	—	—	80,940	—
Asset impairment	1,749	—	1,749	—
Depreciation	9,662	12,211	20,198	24,452
Amortization	1,625	1,625	3,249	3,250

Total operating costs and expenses	132,048	167,362	363,527	339,428

Loss from operations	(4,544)	(4,107)	(107,529)	(15,986)

Other (Expense) Income, Net
Interest expense	(291)	(165)	(591)	(3,231)
Other (expense) income, net	(702)	305	120	1,262

Total other (expense) income, net	(993)	140	(471)	(1,969)

Loss before income taxes	(5,537)	(3,967)	(108,000)	(17,955)

Income tax expense (benefit)	1,534	(770)	2,139	(6,040)

Net loss	$(7,071)	$(3,197)	$(110,139)	$(11,915)

Net loss per share:
Basic and diluted	$(0.34)	$(0.16)	$(5.37)	$(0.58)

Weighted average shares outstanding:
Basic and diluted	20,537	20,478	20,521	20,476

Dividends declared per share	$—	$—	$—	$0.25
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

	June 30,
	2009	December 31,
In thousands, except share and per share amounts	(unaudited)	2008

Assets
Current assets:
Cash and cash equivalents	$12,205	$9,934
Accounts receivable (net of allowance of $5,385 and $5,332 at June 30, 2009 and December 31, 2008, respectively)	52,236	77,383
Inventories	14,752	22,641
Deferred income taxes	5,754	5,415
Prepaids and other current assets	9,659	9,344

Total current assets	94,606	124,717

Property, plant and equipment at cost:
Land	30,890	30,895
Buildings and improvements	231,742	232,120
Publishing equipment	355,230	358,413
Other	148,778	150,065
Advance payments on property, plant and equipment	10,415	9,358

Total property, plant and equipment	777,055	780,851
Less accumulated depreciation	532,492	517,107

Property, plant and equipment, net	244,563	263,744

Intangible assets, net	30,677	33,927
Goodwill	24,582	105,522
Investments	20,362	23,016
Other assets	6,469	6,752

Total assets	$421,259	$557,678

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
A. H. Belo Corporation and Subsidiaries

	June 30,
	2009	December 31,
In thousands, except share and per share amounts	(unaudited)	2008

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$3,540	$10,000
Accounts payable	20,526	32,950
Accrued compensation and benefits	21,087	27,020
Accrued interest on notes payable	22	11
Other accrued expenses	20,674	18,826
Advance subscription payments	27,421	26,335

Total current liabilities	93,270	115,142

Pension liabilities	14,216	17,096
Other post employment benefits	7,483	7,738
Deferred income taxes, net	5,754	6,620
Other liabilities	1,305	2,430

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued.	—	—
Common stock, $.01 par value. Authorized 125,000,000 shares
Series A: issued and outstanding 18,094,417 and 17,774,549 shares at June 30, 2009 and December 31, 2008, respectively	180	176
Series B: issued and outstanding 2,443,782 and 2,704,416 shares at June 30, 2009 and December 31, 2008, respectively	25	28
Additional paid-in capital	484,726	484,009
Accumulated other comprehensive loss	(458)	(458)
Accumulated deficit	(185,242)	(75,103)

Total shareholders’ equity	299,231	408,652

Total liabilities and shareholders’ equity	$421,259	$557,678

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
A. H. Belo Corporation and Subsidiaries

In thousands, except share amounts (unaudited)	Six months ended June 30, 2009
					Accumulated
		Common Stock		Additional	Other
	Shares	Shares		Paid-in	Comprehensive	Accumulated
	Series A	Series B	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2008	17,774,149	2,704,816	$204	$484,009	$(458)	$(75,103)	$408,652
Contribution to Belo Corp.	—	—	—	(321)	—	—	(321)
Share-based compensation	—	—	—	1,039	—	—	1,039
Conversion of Series B to Series A	261,034	(261,034)	—	—	—	—	—
Issuance of shares for restricted stock units	59,234	—	1	(1)	—	—	—
Net loss	—	—	—	—	—	(110,139)	(110,139)

Balance at June 30, 2009	18,094,417	2,443,782	$205	$484,726	$(458)	$(185,242)	$299,231

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

	Six months ended June 30,
In thousands (unaudited)	2009	2008

Operations
Net loss	$(110,139)	$(11,915)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	23,447	27,702
Asset impairment	1,749	—
Gain/loss on disposal of fixed assets	—	(213)
Impairment on investment	1,000	—
Goodwill impairment	80,940	—
Deferred income taxes	(73)	—
Employee retirement benefit expense	103	65
Share-based compensation	412	336
Other non-cash items	54	2,791
Net changes in operating assets and liabilities, excluding the effects of the Distribution:
Accounts receivable	25,094	17,986
Inventories	7,889	(5,880)
Prepaids and other current assets	(315)	176
Other, net	(566)	(5,871)
Accounts payable	(12,424)	3,813
Accrued compensation and benefits	(6,056)	(1,072)
Accrued interest payable	11	—
Other accrued expenses	(874)	1,557
Advance subscription payments	1,086	2,148

Net cash provided by operations	11,338	31,623
Investments
Capital expenditures, net	(4,796)	(8,808)
Other, net	2,189	313

Net cash used for investments	(2,607)	(8,495)
Financing
Dividends and distributions	—	(5,120)
Payments on credit facility	(6,460)	—

Net cash used for financing activities	(6,460)	(5,120)

Net increase in cash and cash equivalents	2,271	18,008

Cash and cash equivalents at beginning of period	9,934	6,874

Cash and cash equivalents at end of period	$12,205	$24,882

Supplemental Disclosures
Interest paid, net of amounts capitalized	$221	$—

Income taxes paid, net of refunds	$2,515	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries
(dollars in thousands, except share and per share amounts)
(1)	The accompanying unaudited condensed consolidated financial statements of A. H. Belo Corporation and its subsidiaries (the “Company” or “A. H. Belo”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

(2)	Accumulated Other Comprehensive Loss contains the minimum liability related to other postemployment benefits. Comprehensive loss for all periods presented is equivalent to net loss.

(3)	The Company owns and operates three primary daily newspapers: The Dallas Morning News, The Providence Journal, and The Press-Enterprise (Riverside, CA). They publish and distribute local, state, national, and international news. In addition to these three daily newspapers, the Company publishes various niche products in the same or nearby markets where the primary daily newspapers are located. Each of the Company’s daily newspapers and niche publications operates and maintains its own Web site. The Company also operates direct mail and commercial printing businesses. The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that all of its operating segments meet the criteria under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to be aggregated into one reporting segment.
On February 8, 2008, Belo Corp. (“Belo”) contributed all of the stock of its subsidiaries engaged in the newspaper business and related assets to A. H. Belo (herein referred to as the “Distribution”). On February 8, 2008 (the “Distribution Date”), Belo also distributed, through a pro rata, tax-free dividend to its shareholders, 0.20 shares of A. H. Belo Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock, owned as of the close of business on January 25, 2008. As a result of the Distribution, A. H. Belo issued 17,603,499 shares of Series A common stock and 2,848,496 shares of Series B common stock. This resulted in A. H. Belo becoming a separate public company with its own management and board of directors. The assets and liabilities transferred to A. H. Belo were recorded at historical cost as a reorganization of entities under common control. Following the Distribution, Belo does not have any ownership interest in A. H. Belo but continues to conduct business with A. H. Belo pursuant to various agreements, as more fully described in Note 8, and co-own certain investments.
The six months ended June 30, 2008 include allocated Belo corporate expenses up to the Distribution Date only. Corporate expenses for the remainder of the six month period (post-Distribution) comprise actual costs incurred by the Company. The allocations from Belo include certain costs associated with Belo’s corporate facilities, information systems, legal, internal audit, finance (including public company accounting and reporting), employee compensation and benefits administration, risk management, treasury administration and tax functions, and are based on actual costs incurred by Belo. Allocations of corporate facility costs are based on the actual space used. Information technology costs and employee compensation and benefits administration are allocated based on headcount. Other costs are allocated to A. H. Belo based on the Company’s size relative to the Belo subsidiaries. Costs allocated to the Company totaled $7,430 for the 39 days ended February 8, 2008. Transactions between the companies comprising A. H. Belo have been eliminated in the consolidated financial statements.
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

All dollar amounts are in thousands, other than per share amounts, and unless otherwise indicated.
(4)	The following table presents stock-based awards that are excluded for purposes of calculating diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Options excluded as the effects are antidilutive:
Number outstanding	4,132	2,471	4,132	2,471
Weighted average exercise price	$12.83	$21.04	$12.83	$21.04
(5)	Prior to the Distribution, the Company established a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units, performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.
In connection with the Distribution, holders of outstanding Belo options received an adjusted Belo option for the same number of shares of Belo common stock as held before the Distribution but with a reduced exercise price based on the closing price on February 8, 2008. Holders also received one new A. H. Belo option for every five Belo options held as of the Distribution Date (the distribution ratio) with an exercise price based on the closing share price on February 8, 2008. The Belo restricted stock units (“RSUs”) were treated as if they were issued and outstanding shares. Holders of Belo RSUs retained their existing RSUs and also received A. H. Belo RSUs. The number of A. H. Belo RSUs awarded to Belo’s RSU holders was determined using the distribution ratio. As a result, the Belo RSUs and the A. H. Belo RSUs, taken together, had the same aggregate value, based on the closing prices of the Belo stock and the A. H. Belo stock on the Distribution Date, as the Belo RSUs immediately prior to the Distribution.
Each stock option and RSU (of A. H. Belo and of Belo) otherwise has the same terms as the original awards. The awards continue to vest as under the existing vesting schedule based on continued employment with A. H. Belo or Belo, as applicable.
Share-based compensation cost recognized for awards to A. H. Belo’s employees and non-employee directors was $731 and $1,109 for the three and six months ended June 30, 2009 and immaterial and $735 for the three and six months ended June 30, 2008, respectively. No compensation cost is recognized related to options issued by A. H. Belo held by employees and non-employee directors of Belo.
A. H. Belo also recognizes compensation expense for any pre-Distribution awards related to its employees that were issued under Belo’s long-term incentive plans. A. H. Belo’s share-based compensation expense includes $369 and $504 for the three and six months ended June 30, 2009 and $(15) and $428 for the three and six months ended June 30, 2008, respectively, related to awards that were issued by Belo.
A. H. Belo Option Activity
The following table summarizes the option activity under A. H. Belo’s long-term incentive plan for the period ended June 30, 2009:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2008	3,784,388	$14.32
Granted	466,620	$1.26
Exercised	—	$—
Canceled	(118,734)	$14.90

Outstanding at June 30, 2009	4,132,274	$12.83

Of the total A. H. Belo options outstanding at June 30, 2009, 2,815,780 options with a weighted average exercise price of $8.18 are held by A. H. Belo employees and non-employee directors.
A. H. Belo RSU Activity
The following table summarizes the RSU activity under A. H. Belo’s long-term incentive plan for the period ended June 30, 2009:

	Number of	Weighted Average
	RSUs	Exercise Price
Outstanding at December 31, 2008	402,951	$16.63
Granted	155,540	$1.26
Vested	(98,907)	$19.91
Canceled	(4,211)	$16.43

Outstanding at June 30, 2009	455,373	$10.62

Of the total A. H. Belo RSUs outstanding at June 30, 2009, 326,526 RSUs are held by A. H. Belo employees and non-employee directors.
(6)	As described in Note 7 in the 2008 Annual Report on Form 10-K, Belo retained sponsorship and funding obligations of the G. B. Dealey Retirement Pension Plan (Pension Plan), in which some of A. H. Belo employees participate. Under the employee matters agreement between the Company and Belo, A. H. Belo is obligated to reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan. As of June 30, 2009, the Company has recorded a liability of $17,096 for these anticipated future fundings, of which $2,880 is included in other current liabilities on the balance sheet as the amount anticipated to be reimbursed to Belo in the second quarter of 2010. Both the fair value of the plan assets and the projected benefit obligations are measured annually on December 31, and as such, the funded status (the difference between the fair value of plan assets and the projected benefit obligation) of the Pension Plan as of June 30, 2009, does not reflect changes in the fair value of plan assets or changes in discount rates on benefit obligations. Changes in general market conditions may affect the funded status of the Pension Plan at each December 31 measurement date.

(7)	On August 23, 2004, August 26, 2004 and October 5, 2004, three related lawsuits, now consolidated, were filed by purported shareholders of Belo in the United States District Court for the Northern District of Texas against Belo, Robert W. Decherd, and Barry T. Peckham, a former executive officer of The Dallas Morning News, arising out of the circulation overstatement at The Dallas Morning News. James M. Moroney III was added later as a defendant. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004, and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification and on April 16, 2008, plaintiffs petitioned the United States Court of Appeals for the Fifth Circuit for permission to appeal that denial. On June 17, 2008, permission was granted and on April 2, 2009 the Fifth Circuit heard oral argument. On August 12, 2009, the Fifth Circuit affirmed the District Court’s denial of class certification. No amount of damages has been specified. The Company believes the complaints are without merit and is defending vigorously against them.
Under the terms of the separation and distribution agreement between A. H. Belo and Belo, the two companies will share equally in any liability, net of any applicable insurance, resulting from the lawsuit described above.
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
(8)	In connection with the Distribution, the Company entered into a separation and distribution agreement; a services agreement; a tax matters agreement; an employee matters agreement, which allocates liabilities and responsibilities regarding employee compensation and benefit plans and related matters; and, other agreements with Belo or its subsidiaries. In the separation and distribution agreement, effective as of the Distribution Date, A. H. Belo and Belo have agreed to indemnify each other and certain related parties from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur), regarding each other’s businesses, whether occurring before, at or after the effective time of the Distribution; provided, however, that under the terms of the separation and distribution agreement, the Company and Belo will share equally in any liabilities, net of any applicable insurance, resulting from certain circulation-related litigation.
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
(9)	On January 30, 2009, the Company announced that it would pursue a number of initiatives that focus on cost reduction. Included in these cost reduction initiatives was a reduction-in-force of approximately 500 jobs. These reductions were completed in the first half of 2009 with all costs of $3,336 being expensed and paid in the same period.

(10)	The Company had approximately $777,055 of property, plant and equipment as of June 30, 2009, including approximately $504,008 related to publishing equipment and other fixed assets. In addition to the original cost of these assets, their recorded value is determined by a number of estimates made by the Company, including estimated useful lives. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) the estimated fair value of the assets; and (ii) the estimated future cash flows expected to be generated by the assets, which estimates are based on additional assumptions such as asset utilization, length of service and estimated salvage values.

(11)	SFAS 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment using the two-step method at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company measures the fair value of its reporting units annually on December 31. Changes in general market conditions may affect the fair value of a reporting unit at the December 31 measurement date, which could lead to an impairment when the Company completes its annual impairment test. However, any such impairment would not impact the Company’s liquidity. Please refer to Notes 1 and 3 to the Company’s consolidated financial statements in the 2008 Annual Report on Form 10-K for a full description of the Company’s goodwill impairment policies.
During the six months ended June 30, 2009, primarily based upon the continued declining economic environment which resulted in a larger than anticipated decline in advertising demand during the first quarter of 2009 and potentially the remainder of the year, the Company determined that sufficient evidence existed to require it to perform an interim goodwill impairment analysis. The Company performed the first step of its interim goodwill impairment test for both The Dallas Morning News and The Providence Journal. The Company uses the discounted cash flows method to determine fair value of its operating units. The use of discounted cash flows is based on assumptions requiring significant judgment regarding revenue growth rates, margins, discount factors and tax rates. The assumptions used in the step one analysis are consistent with the Company’s current estimates and projections, some of which differ from the assumptions used for the annual impairment testing in December 2008. The change in assumptions is driven by greater than anticipated declines in revenue in the first quarter of 2009 which resulted in lower margins, despite significant cost reductions.
The step one analysis results indicated a potential goodwill impairment existed at The Providence Journal, but not at The Dallas Morning News. While the step one analysis for both reporting units reflected significant declines in forecasted advertising revenue based on the results from the first six months of 2009, The Dallas Morning News is expected to continue to produce sufficient margins such that the carrying amount of its goodwill is not impaired. In performing the step one analysis for The Dallas Morning News, management also considered the sensitivity of its assumptions to additional risk and concluded that the step one analysis would continue to not indicate impairment with more conservative inputs. However, The Providence Journal margins were impacted such that the carrying amount of the reporting unit exceeded its estimated fair value. Therefore, the Company performed the second step of the goodwill impairment analysis, which involves calculating the implied impairment of goodwill for The Providence Journal. The second step involved allocating the estimated fair value of the operating unit to all of its assets and liabilities, except goodwill, and comparing the residual fair value to the carrying amount of goodwill of The Providence Journal. During the first half of 2009, the Company determined the goodwill related to The Providence Journal was impaired and recorded a non-cash goodwill impairment charge of $80,940. After recording the impairment charge, no goodwill remained related to The Providence Journal.
A summary of the changes in the Company’s recorded goodwill is below:

		The Dallas	The Providence	The
	Total Goodwill	Morning News	Journal	Press-Enterprise
Balance at December 31, 2008	$105,522	$24,582	$80,940	$—
Goodwill impairment	(80,940)	—	(80,940)	—

Balance at June 30, 2009	24,582	24,582	—	—

(12)	On January 30, 2009, the Company entered into an amendment and restatement of its existing Credit Agreement dated as of February 4, 2008 with JP Morgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other lenders party thereto (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement was effective as of January 30, 2009 and matures April 30, 2011. The Amended and Restated Credit Agreement provides for a $50,000 working capital facility that is subject to a borrowing base. Among other matters, the Amended and Restated Credit Agreement creates an asset-based revolving credit facility secured by the Company’s accounts receivable, inventory, specified real property and other assets; sets pricing at LIBOR plus 375 basis points; establishes minimum quarterly adjusted EBITDA covenant requirements in 2009; establishes a fixed charge coverage ratio in 2010 of 1.0 to 1.0; allows capital expenditures and investments of up to $16,000 per year in total; allows the Company to pay dividends when the Company’s fixed charge coverage ratio exceeds 1.2 to 1.0 and the aggregate availability under the credit facility exceeds $15,000; and contains other covenants and restrictions, including those which have limitations on indebtedness, liens, and asset sales. Adjusted EBITDA means, for any period, net income for such period plus (a) without duplication and to the extent deducted in determining net income for such period, the sum of (i) interest expense for such period, (ii) income tax expense for such period, (iii) all amounts attributable to depreciation and amortization expense for such period, (iv) any extraordinary or non-recurring non-cash charges or expenses for such period, (v) any other non-cash charges for such period including, without limitation, any non-cash stock-based compensation expenses for such period, and (vi) restructuring costs in an amount not to exceed $10,000 minus (b) without duplication and to the extent included in net income, (i) any cash payments made during such period in respect of non-cash charges described in clause (a)(v) taken in a prior period and (ii) any extraordinary gains and any non-cash items of income for such period, all calculated for the Company and its subsidiaries on a consolidated basis in accordance with generally accepted accounting principles, (“GAAP”). In connection with the Amended and Restated Credit Agreement, the Company and each of specified subsidiaries entered into an Amended and Restated Pledge and Security Agreement granting a security interest in substantially all personal property and other assets now owned or thereafter acquired. In addition, the Amended and Restated Credit Agreement requires certain of the Company’s subsidiaries to enter into mortgages or deeds of trust granting liens on certain specified real property.
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
Throughout 2008 and the first half of 2009, the economy has experienced disruptions resulting from the sub-prime mortgage crisis and general credit market conditions in the United States. The full effect that these disruptions will have on the Company’s results as well as their length and ultimate severity are difficult to predict. Should these or other economic conditions worsen or persist for an extended time, the Company’s results could be materially adversely affected. Due to the dynamic nature of assumptions used in estimating the Company’s financial results and the Company’s inability to control the effect of the current economic conditions, actual results may differ materially from the Company’s projections. Furthermore, the Company’s results may be affected by continued economic and political developments and those effects could be material to the consolidated financial statements.
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
The Company’s ability to borrow under the Amended and Restated Credit Agreement depends on a borrowing base determined from a formula based on the levels of our accounts receivable and inventory. If our accounts receivable and inventory are insufficient (including, with respect to accounts receivable, as a result of decreased revenues), then we may be unable to borrow under the Amended and Restated Credit Agreement notwithstanding compliance with the Amended and Restated Credit Agreement’s financial covenants. Notes payable at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
Current maturity of revolving notes	$3,540	$10,000
(13)	Management has determined that the fair value of the Company’s financial instruments which include cash and cash equivalents, accounts receivable, cost method investments, accounts payable and notes payable approximate their carrying values as of June 30, 2009 and December 31, 2008 primarily due to the short-term nature, and/or the variable interest rates associated with such instruments.

(14)	Management has evaluated the period from June 30, 2009 to August 14, 2009, the date the financial statements were issued, for recognizable and reportable subsequent events.

(15)	In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards CodificationTM” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company evaluated this new statement, and has determined that it will not have a significant impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)
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
Results of Operations
(Dollars in thousands, except per share amounts)
Consolidated Results of Operations

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2009	Change	2008	2009	Change	2008

Net operating revenues	$127,504	(21.9)%	$163,255	$255,998	(20.9)%	$323,442
Operating costs and expenses	132,048	(21.1)%	167,362	363,527	7.1%	339,428
Other income (expense), net	(993)	(809.3)%	140	(471)	(76.1)%	(1,969)

Loss before income taxes	(5,537)	39.6%	(3,967)	(108,000)	501.5%	(17,955)
Income tax expense (benefit)	1,534	(299.2)%	(770)	2,139	(135.4)%	(6,040)

Net loss	$(7,071)	121.2%	$(3,197)	$(110,139)	824.4%	$(11,915)

The table below presents the components of net operating revenues for the three and six months ended June 30, 2009 and 2008, respectively:
Revenues

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2009	Change	2008	2009	Change	2008

Advertising	$87,492	(30.2)%	$125,341	$176,823	(29.2)%	$249,764
Circulation	33,266	9.9%	30,275	64,980	9.4%	59,380
Other	6,746	(11.7)%	7,639	14,195	(0.7)%	14,298

Net operating revenues	$127,504	(21.9)%	$163,255	$255,998	(20.9)%	$323,442

Advertising revenues accounted for 68.6 and 69.1 percent of total revenues for the three and six months ended June 30, 2009, respectively, compared to 76.8 and 77.2 percent for the same periods in the prior year. Circulation revenues accounted for 26.1 and 25.4 percent of total revenues for the three and six months ended June 30, 2009, respectively, compared to 18.5 and 18.4 percent for the same periods in the prior year. Total revenue decreased 21.9 and 20.9 percent for the three and six months ended June 30, 2009, respectively, versus the same periods in the prior year.
The Company’s revenues were adversely affected by economic pressures. Advertising expense budgets tend to be reduced more than other expenses in times of economic uncertainty or a recession. The continued economic slowdown adversely affected advertising demand and the Company’s business, financial condition and results of operations. Total advertising revenue, including print and Internet revenue, was down 30.2 and 29.2 percent for the three and six months ended June 30, 2009 when compared to the same periods last year. Retail advertising revenue was down 25.6 and 24.4 percent, general advertising revenue was down 33.5 and 26.9 percent, and classified advertising revenue (exclusive of Internet revenue) was down 44.1 and 44.6 percent for the three and six month periods, respectively. The Dallas Morning News, The Press-Enterprise and The Providence Journal experienced declines in substantially all advertising categories that are included in retail, general and classified. The Dallas Morning News’ advertising revenues were down 30.1 and 29.3 percent for the three and six months ended June 30, 2009, respectively, when compared to the same periods in the prior year. The Press-Enterprise‘s advertising revenues were down 27.6 and 26.1 percent for the three and six months ended June 30, 2009, respectively, when compared to the same periods in the prior year. The Providence Journal‘s advertising revenues were down 32.5 and 31.5 percent for the three and six months ended June 30, 2009 when compared to the same periods in the prior year. The Company had $9,751 and $19,028 in Internet revenue for the three and six months ended June 30, 2009, respectively, which accounted for 7.6 and 7.4 percent of total revenues, respectively. Compared to the prior year, Internet revenues decreased 20.8 and 27.4 percent for the three and six months ended June 30, 2009. Decreases in Internet revenues resulted from declines in auto, employment and real estate classifieds, which depend on upsells from the same print categories. Internet ad revenue, exclusive of classified revenue, increased 7.5 and decreased 1.0 percent for the three and six months ended June 30, 2009 when compared to the same periods in the prior year.
Circulation revenue increased 9.9 and 9.4 percent for the three and six months ended June 30, 2009, respectively, primarily due to single-copy and home delivery price increases and less discounting.
Other revenue decreased 11.7 and 0.7 percent for the three and six months ended June 30, 2009, respectively.
Operating Costs and Expenses
The Company’s operating costs and expenses decreased $35,314 or 21.1 percent, and increased $24,099 or 7.1 percent for the three and six months ended June 30, 2009, compared to the same period in the prior year. The decrease for the three months ended June 30, 2009 was due to decreases in all operating expense categories except asset impairment and the increase for the six months ended June 30, 2009 was due to the goodwill impairment charge recorded at The Providence Journal of $80,940 and asset impairment charge of $1,749, partially offset by decreases in all other operating expense categories. The decrease in salaries, wages and employee benefits of $17,120 and $28,491 is the result of the restructuring initiatives undertaken during 2008 and the first quarter of 2009 that included headcount reductions. Other production, distribution and operation costs decreased $10,081 and $15,180 for the three and six months ended June 30, 2009, respectively, when compared to the same period in 2008. This decrease is related to decreases in distribution expense, outside services and outside solicitation expense. Newsprint, ink and other supplies decreased $7,313 and $10,664 for the three and six months ended June 30, 2009, respectively, when compared to the same period in 2008. This decrease is related to a decrease in newsprint consumed. During the three and six months ended June 30, 2009, the Company’s publishing operations used approximately 17,373 and 38,460 metric tons of newsprint, respectively, at an average cost of $738 and $737 per ton, respectively. Consumption of newsprint for the same period in 2008 was approximately 28,964 and 59,099 metric tons, respectively, at an average cost of $684 and $650 per metric ton, respectively. Depreciation expense decreased $2,549 and $4,254 for the three and six months ended June 30, 2009, respectively, when compared to the same period in 2008. This decrease is primarily due to lower depreciable assets in service.
Interest Expense
Interest expense increased $126 or 76.3 percent during the three months ended June 30, 2009 compared to the prior year period. This increase is related to borrowing under the Company’s credit facility. Interest expense decreased $2,640 or 81.7 percent for the six months ended June 30, 2009. This decrease is related to the reduction in borrowings from Belo Corp. As of February 8, 2008, in connection with the Distribution of the Company, Belo Corp. contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by A. H. Belo and its subsidiaries or assigned indebtedness to the Company. This effectively settled A. H. Belo’s notes payable balances owed to Belo. As a result, no interest expense for these notes was accrued after February 8, 2008.
Other Income, Net
Other income, net decreased $1,007 and $1,142 for the three and six months ended June 30, 2009 compared to the same period in 2008. This is primarily related to a write down of investments for $500 and $1,000 and increased losses from partnership investments, which is partially offset by a decrease in share-based compensation for A. H. Belo employees holding Belo RSUs.
Income Taxes
Income tax expense increased approximately $2,304 and $8,179 for the three and six months ended June 30, 2009 compared to the same period in 2008. The tax expense for the three and six months ended June 30, 2009, is primarily attributable to tax expense incurred related to the Texas margins tax and Rhode Island state income tax. Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carry forwards will begin to expire in the years 2029 and 2030 if not utilized. Statement of Financial Accounting Standards (SFAS) 109 “Accounting for Income Taxes,” places a threshold for recognition of deferred tax assets. Based on the criteria established by SFAS 109, the Company established a valuation allowance against the deferred tax assets originating in the three and six months ended June 30, 2009, as it is more likely than not that the benefit resulting from these net operating loss carry forwards will not be realized. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense.
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations was $11,338 for the six months ended June 30, 2009 compared to net cash provided by operations of $31,623 for the same period last year. The changes in cash flows from operations were caused primarily by the increased net loss and changes in normal working capital requirements.
The Company believes its current financial condition and credit relationships are adequate to fund its current obligations.
Investing Cash Flows
Net cash flows used for investing activities were $2,607 for the six months ended June 30, 2009 compared to $8,495 for the same period in 2008. The decrease reflects capital spending of $4,796 for the first six months of 2009 compared to $8,808 during the same period of 2008. This decrease in capital spending is primarily due to lower capital expenditures, as part the Company’s overall cost reduction initiatives and cash management program. Investing activates also include proceeds received from the sale of real property and capital distributions from two investments.

Financing Cash Flows
There was $6,460 in cash used in financing activities for the six months ended June 30, 2009 compared to $5,120 used in financing activities during the same period in 2008. The cash used in 2009 was to reduce the outstanding amount under the Company’s credit facility. The cash used in 2008 was related to the payment of a dividend to shareholders.
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
Compliance with the minimum adjusted EBITDA and other financial covenants depends on the Company’s financial condition and results of operations, which are subject to a number of factors, including current and future economic conditions. Based on the Company’s projections for the remainder of fiscal year 2009, which incorporate the Company’s assessment of current economic conditions, the projections currently indicate that the Company should be able to meet these financial covenants throughout fiscal year 2009. These projections are based on revenue and expense estimates for the remainder of 2009 and include the implementation of continuing expense savings initiatives, as well as other expense and revenue expectations for the remainder of fiscal year 2009. However, there can be no assurance of the Company’s ability to meet these projections, achieve the performance estimates or assumptions underlying these projections or satisfy these financial covenants.
Throughout 2008 and the first half of 2009, the economy has experienced disruptions resulting from the sub-prime mortgage crisis and general credit market conditions in the United States. The full effect that these disruptions will have on the Company’s financial results as well as their length and ultimate severity are difficult to predict. Should these or other economic conditions worsen or persist for an extended time, the Company’s financial results could be materially adversely affected. Due to the dynamic nature of assumptions used in estimating the Company’s financial results and the Company’s inability to control the effect of the current economic conditions, actual results may differ materially from the Company’s projections. Furthermore, the Company’s results may be affected by continued economic and political developments and those effects could be material to the consolidated financial statements.

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
Item 4T. Controls and Procedures
During the three months ended June 30, 2009, there were no changes in A. H. Belo’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and the Senior Vice President/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (2) is accumulated and communicated to the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and Senior Vice President/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.
Item 1. Legal Proceedings
On August 23, 2004, August 26, 2004 and October 5, 2004, three related lawsuits, now consolidated, were filed by purported shareholders of Belo in the United States District Court for the Northern District of Texas against Belo, Robert W. Decherd, and Barry T. Peckham, a former executive officer of The Dallas Morning News, arising out of the circulation overstatement at The Dallas Morning News. James M. Moroney III was added later as a defendant. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004, and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification and on April 16, 2008, plaintiffs petitioned the United States Court of Appeals for the Fifth Circuit for permission to appeal that denial. On June 17, 2008, permission was granted and on April 2, 2009 the Fifth Circuit heard oral argument. On August 12, 2009, the Fifth Circuit affirmed the District Court’s denial of class certification. No amount of damages has been specified. The Company believes the complaints are without merit and is defending vigorously against them.
Under the terms of the separation and distribution agreement between A. H. Belo and Belo, the two companies will share equally in any liability, net of any applicable insurance, resulting from the lawsuit described above.
In addition to the matters previously disclosed for which there are no material developments to report (see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1), a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial position of the Company.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Company’s shareholders was held on May 14, 2009. All nominees standing for election as directors were elected. The following chart indicates the number of votes cast with respect to each nominee for director:

		Withheld
Nominee	For	Authority
Douglas G. Carlston — Class I	38,599,633	2,381,129
Dealey D. Herndon — Class I	39,031,133	1,949,629
David R. Morgan — Class I	39,817,606	1,163,156
Tyree B. (Ty) Miller — Class III	39,822,319	1,158,443
In addition to those directors elected at the Annual Meeting, the following directors continue in office: Laurence E. Hirsch, John P. Puerner, Robert W. Decherd and J. McDonald Williams.
At the Annual Meeting, a proposal to approve the 2008 A. H. Belo Incentive Compensation Plan (Proposal II) was approved by the Company’s shareholders. The following chart indicates the number of votes cast for and against and the number of abstentions with respect to this proposal. There were 6,869,603 broker nonvotes.

	For	Against	Abstain
Proposal II	33,023,648	994,560	92,591
At the Annual Meeting, a proposal to approve the ratification of the appointment of KPMG LLP as A. H. Belo’s independent registered public accounting firm (Proposal III) was approved by the Company’s shareholders. The following chart indicates the number of votes cast for and against and the number of abstentions with respect to this proposal. There were no broker nonvotes.

	For	Against	Abstain
Proposal III	40,626,283	268,534	85,945
No other matters were submitted to a vote of security holders at the Annual Meeting.

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

Exhibit Number	Description

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

(4)* Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (See Exhibit 2.1 to the February 12, 2008 Form 8-K)

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

A. H. BELO CORPORATION
August 14, 2009	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer)

August 14, 2009	By:	/s/ George F. Finfrock
George F. Finfrock
Vice President/Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002