Form 10-Q
period 2009-09-30
A. H. Belo CORP
filed 2009-11-13
CIK 1413898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2009

Common Stock, $.01 par value	20,544,560

*	Consisting of 18,100,970 shares of Series A Common Stock and 2,443,590 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I.
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
A. H. Belo Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts (unaudited)	2009	2008	2009	2008

Net Operating Revenues

Advertising	$83,816	$114,811	$260,638	$364,575
Circulation	35,228	31,563	100,208	90,943
Other	7,823	7,459	22,019	21,757

Total net operating revenues	126,867	153,833	382,865	477,275

Operating Costs and Expenses
Salaries, wages and employee benefits	51,668	77,804	166,283	220,909
Other production, distribution and operating costs	48,920	60,768	155,652	182,682
Newsprint, ink and other supplies	12,302	23,523	48,345	70,230
Asset impairments	20,000	4,535	102,689	4,535
Depreciation	9,257	10,962	29,456	35,414
Amortization	1,625	1,625	4,874	4,875

Total operating costs and expenses	143,772	179,217	507,299	518,645

Loss from operations	(16,905)	(25,384)	(124,434)	(41,370)

Other (Expense) Income, Net
Interest expense	(211)	(52)	(802)	(3,283)
Other (expense) income, net	240	(25)	362	1,237

Total other (expense) income, net	29	(77)	(440)	(2,046)

Loss before income taxes	(16,876)	(25,461)	(124,874)	(43,416)

Income tax benefit	(11,110)	(8,203)	(8,970)	(14,243)

Net loss	$(5,766)	$(17,258)	$(115,904)	$(29,173)

Net loss per share:
Basic and diluted	$(0.28)	$(0.84)	$(5.65)	$(1.42)

Weighted average shares outstanding:
Basic and diluted	20,538	20,479	20,529	20,477

Dividends declared per share	$—	$0.375	$—	$0.625
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

	September 30,
	2009	December 31,
In thousands, except share and per share amounts	(unaudited)	2008

Assets
Current assets:
Cash and cash equivalents	$10,825	$9,934
Accounts receivable (net of allowance of $5,575 and $ 5,332 at September 30, 2009 and December 31, 2008, respectively)	57,697	77,383
Income tax refund receivable through Belo Corp.	11,978	—
Inventories	11,653	22,641
Deferred income taxes, net	5,266	5,415
Assets held for sale	5,268	—
Prepaids and other current assets	8,242	9,344

Total current assets	110,929	124,717

Property, plant and equipment at cost:
Land	26,378	30,895
Buildings and improvements	213,014	232,120
Publishing equipment	355,404	358,413
Other	149,075	150,065
Advance payments on property, plant and equipment	12,156	9,358

Total property, plant and equipment	756,027	780,851
Less accumulated depreciation	543,162	517,107

Property, plant and equipment, net	212,865	263,744

Intangible assets, net	29,052	33,927
Goodwill	24,582	105,522
Investments	20,123	23,016
Other assets	6,834	6,752

Total assets	$404,385	$557,678

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
A. H. Belo Corporation and Subsidiaries

	September 30,
	2009	December 31,
In thousands, except share and per share amounts	(unaudited)	2008

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$—	$10,000
Accounts payable	14,364	32,950
Accrued compensation and benefits	13,458	27,020
Accrued interest on notes payable	—	11
Other accrued expenses	27,708	18,826
Advance subscription payments	28,116	26,335

Total current liabilities	83,646	115,142

Pension liabilities	11,336	17,096
Other post employment benefits	7,627	7,738
Deferred income taxes, net	5,266	6,620
Other liabilities	2,577	2,430

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value. Authorized 125,000,000 shares
Series A: issued 18,100,946 and 17,774,549 shares at September 30, 2009 and December 31, 2008, respectively	180	176
Series B: issued 2,443,614 and 2,704,416 shares at September 30, 2009 and December 31, 2008, respectively	25	28
Additional paid-in capital	485,193	484,009
Accumulated other comprehensive loss	(458)	(458)
Accumulated deficit	(191,007)	(75,103)

Total shareholders’ equity	293,933	408,652

Total liabilities and shareholders’ equity	$404,385	$557,678

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
A. H. Belo Corporation and Subsidiaries

In thousands, except share amounts (unaudited)	Nine months ended September 30, 2009
	Common Stock				Accumulated
				Additional	Other
	Shares	Shares		Paid-in	Comprehensive	Accumulated
	Series A	Series B	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2008	17,774,149	2,704,816	$204	$484,009	$(458)	$(75,103)	$408,652
Contribution to Belo Corp.	—	—	—	(321)	—	—	(321)
Share-based compensation	—	—	—	1,506	—	—	1,506
Conversion of Series B to Series A	261,034	(261,034)	—	—	—	—	—
Issuance of shares for restricted stock units	59,234	—	1	(1)	—	—	—
Net loss	—	—	—	—	—	(115,904)	(115,904)

Balance at September 30, 2009	18,094,417	2,443,782	$205	$485,193	$(458)	$(191,007)	$293,933

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

	Nine months ended September 30,
In thousands (unaudited)	2009	2008

Operations
Net loss	$(115,904)	$(29,173)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	34,330	40,289
Asset impairments	102,689	4,535
Impairment on investment	1,000	—
Deferred income taxes	(73)	(11,656)
Employee retirement benefit expense	99	(361)
Share-based compensation	1,311	(521)
Other non-cash items	(5,518)	4,626
Net changes in operating assets and liabilities, excluding the effects of the
Distribution:
Accounts receivable	7,465	25,276
Inventories	10,988	(9,294)
Prepaids and other current assets	1,102	282
Other, net	(143)	(2,265)
Accounts payable	(18,586)	2,703
Accrued compensation and benefits	(13,684)	(1,490)
Accrued interest on notes payable	(11)	—
Other accrued expenses	9,039	1,145
Advance subscription payments	1,781	1,336

Net cash provided by operations	15,885	25,432
Investments
Capital expenditures, net	(7,833)	(14,033)
Other, net	2,839	(321)

Net cash used for investments	(4,994)	(14,354)
Financing
Dividends and distributions	—	(10,240)
Proceeds (payments) on credit facility	(10,000)	10,000

Net cash used for financing activities	(10,000)	(240)

Net increase in cash and temporary cash investments	891	10,838

Cash and cash equivalents at beginning of period	9,934	6,874

Cash and cash equivalents at end of period	$10,825	$17,712

Supplemental Disclosures
Interest paid, net of amounts capitalized	$232	$—

Income taxes paid, net of refunds	$3,400	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries
(dollars in thousands, except share and per share amounts)
(1)	The accompanying unaudited condensed consolidated financial statements of A. H. Belo Corporation and its subsidiaries (the “Company” or “A. H. Belo”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Transactions between the companies comprising A. H. Belo have been eliminated in the consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
(2)	Accumulated Other Comprehensive Loss contains the minimum liability related to other post-employment benefits. Comprehensive Loss for all periods presented is equivalent to net loss as the amount of accumulated other comprehensive income has not changed.
(3)	The Company owns and operates three primary daily newspapers: The Dallas Morning News, The Providence Journal, and The Press-Enterprise (Riverside, CA). Each publishes and distributes local, state, national, and international news. In addition to these three daily newspapers, the Company publishes various niche products in the same or nearby markets where the primary daily newspapers are located. Each of the Company’s daily newspapers and niche publications operates and maintains its own Web site. The Company also operates direct mail and commercial printing businesses. The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that according to the applicable accounting guidance all of its operating segments meet the criteria to be aggregated into one reporting segment.

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

The reported results for the nine months ended September 30, 2008 include allocated Belo corporate expenses up to the Distribution Date only. Corporate expenses for the remainder of the nine-month period (post-Distribution) comprise actual costs incurred by the Company. The allocations from Belo include certain costs associated with Belo’s corporate facilities, information systems, legal, internal audit, finance (including public company accounting and reporting), employee compensation and benefits administration, risk management, treasury administration and tax functions, and are based on actual costs incurred by Belo. Allocations of corporate facility costs are based on the actual space used. Information technology costs and employee compensation and benefits administration are allocated based on headcount. Other costs are allocated to A. H. Belo based on the Company’s size relative to the Belo subsidiaries. Costs allocated to the Company by Belo totaled $7,430 for the 39 days ended February 8, 2008.

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

All dollar amounts are in thousands, other than per share amounts, unless otherwise indicated.
(4)	The following table presents stock-based awards that are excluded for purposes of calculating diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Options excluded as the effects are antidilutive:
Number outstanding	4,068	2,989	4,068	2,464
Weighted average exercise price	$12.95	$18.50	$12.95	$21.04
(5)	Prior to the Distribution, A. H. Belo established a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units, performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.

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

Share-based compensation cost recognized for awards to A. H. Belo’s employees and non-employee directors was $1,489 and $2,598 for the three and nine months ended September 30, 2009, respectively, and $604 and $1,339 for the three and nine months ended September 30, 2008, respectively. No compensation cost is recognized related to options issued by A. H. Belo held by employees and non-employee directors of Belo.
A. H. Belo also recognizes compensation expense for any pre-Distribution awards related to its employees that were issued under Belo’s long-term incentive plans. A. H. Belo’s share-based compensation expense includes $1,458 and $2,542 for the three and nine months ended September 30, 2009, respectively, and $263 and $691 for the three and nine months ended September 30, 2008, respectively, related to awards that were issued by Belo.
A. H. Belo Option Activity
The following table summarizes the option activity under A. H. Belo’s long-term incentive plan for the period ended September 30, 2009:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2008	3,784,388	$14.32
Granted	466,620	$1.26
Exercised	—	$—
Canceled	(183,474)	$11.62

Outstanding at September 30, 2009	4,067,534	$12.95

Of the total A. H. Belo options outstanding at September 30, 2009, 2,752,340 options with a weighted average exercise price of $8.96 are held by A. H. Belo employees and non-employee directors.
A. H. Belo RSU Activity
The following table summarizes the RSU activity under A. H. Belo’s long-term incentive plan for the period ended September 30, 2009:

	Number of	Weighted Average Price
	RSUs	on Date of Grant
Outstanding at December 31, 2008	402,951	$16.63
Granted	155,540	$1.26
Vested	(109,509)	$19.78
Canceled	(6,587)	$16.78

Outstanding at September 30, 2009	442,395	$10.40

Of the total A. H. Belo RSUs outstanding at September 30, 2009, 324,150 RSUs are held by A. H. Belo employees and non-employee directors.
(6)	Belo retained sponsorship and funding obligations of the G. B. Dealey Retirement Pension Plan (Pension Plan), in which some of A. H. Belo employees participate. Under the employee matters agreement between the Company and Belo, A. H. Belo is obligated to reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan. As of September 30, 2009, the Company has recorded a liability of $17,096 for these anticipated future fundings, of which $5,760 is included in other current liabilities on the balance sheet and will be funded by the tax refund received by Belo discussed below. The Company’s future contribution obligations could range between $17,100 and $91,000. In September 2009, A. H. Belo and Belo amended the tax matters agreement executed between the two companies. The amendment allows for the carry-back of A. H. Belo’s losses since February 2008 to Belo’s pre-Distribution tax returns. See Note 8 for additional information related to the amended tax matters agreement. After the tax matters agreement was amended, Belo amended a previously filed tax return to generate a tax refund of $11,978. This tax refund was received by Belo during the fourth quarter of 2009. Belo will apply the refund towards A. H. Belo’s future pension obligations. Each reporting period, the Company assesses the adequacy of its liability recorded for its obligation to reimburse Belo based on current information available regarding the operation of the Pension Plan. On an annual basis, the plan sponsor, Belo, measures the funded status of the plan as of December 31. Changes in general market conditions may affect the funded status of the Pension Plan at each December 31 measurement date.
(7)	On August 23, 2004, August 26, 2004 and October 5, 2004, three related lawsuits, later consolidated, were filed by purported shareholders of Belo in the United States District Court for the Northern District of Texas against Belo, Robert W. Decherd, and Barry T. Peckham, a former executive officer of The Dallas Morning News, arising out of the circulation overstatement at The Dallas Morning News. James M. Moroney III was added later as a defendant. The plaintiffs sought to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004, and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Under the terms of the February 8, 2008 separation and distribution agreement between the Company and Belo, the two companies agreed to share equally in any liability, net of any applicable insurance, resulting from the consolidated lawsuit. On April 2, 2008, the District Court denied plaintiffs’ motion for class certification. On August 12, 2009, the United States Court of Appeals for the Fifth Circuit affirmed the District Court’s denial of class certification. On November 9, 2009, Belo and the other parties to the consolidated lawsuit settled the lawsuit on terms that the Company considers favorable, without payment of any settlement amount that is material to the Company.

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and in March 2009, the court dismissed certain additional claims. A trial date, originally set in January 2009, has been reset to November 2010. The Company believes the lawsuit is without merit and is defending vigorously against it.

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
(8)	In connection with the Distribution, the Company entered into a separation and distribution agreement; a services agreement; a tax matters agreement; an employee matters agreement which allocates liabilities and responsibilities regarding employee compensation and benefit plans and related matters; and, other agreements with Belo or its subsidiaries. Under the separation and distribution agreement, effective as of the Distribution Date, A. H. Belo and Belo have agreed to indemnify each other and certain related parties from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur), regarding each other’s businesses, whether occurring before, at or after the effective time of the Distribution; provided, however, that under the terms of the separation and distribution agreement, the Company and Belo will share equally in any liabilities, net of any applicable insurance, resulting from certain circulation-related litigation.

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

On September 14, 2009, the Company and Belo entered into the first amendment to the tax matters agreement. The amendment allows for the carry-back of A. H. Belo’s losses since February 2008 to Belo’s pre-Distribution tax returns. In exchange, the Company and Belo have agreed that any tax refund relating to these net operating losses will be held by Belo and applied to the Company’s share of future contributions to the Pension Plan.

On September 24, 2009, Belo amended a previously filed tax return to generate an $11,978 federal income tax refund. This refund was received by Belo in the fourth quarter of 2009. Belo will apply the refund towards A. H. Belo’s future pension obligations and expects the refund to cover any 2010 pension contributions required of A. H. Belo. Correspondingly, A. H. Belo reversed the associated valuation allowance on its deferred tax assets related to the net operating losses carried-back by Belo, resulting in an $11,978 million tax benefit for A. H. Belo.

(9)	On January 30, 2009, the Company announced that it would pursue a number of initiatives that focus on cost reduction. Included in these cost reduction initiatives was a reduction-in-force of approximately 500 jobs. These reductions were completed in the first half of 2009, with all associated costs of $3,336 both expensed and paid in the same period.
(10)	The Company had approximately $756,207 of property, plant and equipment as of September 30, 2009, including approximately $355,404 related to publishing equipment and other fixed assets. In addition to the original cost of these assets, their recorded value is determined by a number of estimates made by the Company, including estimated useful lives. In accordance with the applicable accounting guidance, the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) the estimated fair value of the assets; and (ii) the estimated future cash flows expected to be generated by the assets, which estimates are based on additional assumptions such as asset utilization, length of service and estimated salvage values.
(11)	Assets held for sale consist of land and buildings and improvements related to the decision to market for sale a 133,390 square foot warehouse-assembly facility located on 49.85 acres in Dallas near Interstate 20 and Interstate 45 (the “South Plant”). During the three months ended September 30, 2009, in an additional step to reduce its cost structure, The Dallas Morning News elected to consolidate its production facilities and is in the process of relocating production equipment from the South Plant to its plant in Plano where the newspapers are printed (the “North Plant”). The South Plant was built in 2007 and is utilized by The Dallas Morning News for the collating and assembly of the preprint packages included in the Sunday paper. The Company, with the assistance of a third party, estimated the market value of the South Plant based on market information for comparable properties in the Dallas-Fort Worth area. The estimated market value was compared to carrying value and, as a result, the Company recorded $20,000 of impairment expense to align the carrying value with estimated market value, less selling costs. The Company began marketing the South Plant for sale during the third quarter of 2009.
Assets held for sale consist of the following:

	September 30, 2009	December 31, 2008
Land	$1,067	$—
Building and improvements	$4,201

Total assets held for sale	$5,268	$—

(12)	Accounting guidance related to goodwill requires that goodwill be tested for impairment using the two-step method at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company measures the fair value of its reporting units annually on December 31. Changes in general market conditions may affect the fair value of a reporting unit at the December 31 measurement date, which could lead to an impairment when the Company completes its annual impairment test. However, any such impairment would not impact the Company’s liquidity. Please refer to Notes 1 and 3 to the Company’s consolidated financial statements in the 2008 Annual Report on Form 10-K for a full description of the Company’s goodwill impairment policies.

During the nine months ended September 30, 2009, primarily based upon the continued declining economic environment which resulted in a larger than anticipated decline in advertising demand during the first quarter of 2009 and potentially the remainder of the year, the Company determined that sufficient evidence existed to require it to perform an interim goodwill impairment analysis. During the first quarter of 2009, the Company performed the first step of its interim goodwill impairment test for both The Dallas Morning News and The Providence Journal. The Company uses the discounted cash flows method to determine fair value of its operating units. The use of discounted cash flows is based on assumptions requiring significant judgment regarding revenue growth rates, margins, discount factors and tax rates. The assumptions used in the step one analysis are consistent with the Company’s current estimates and projections, some of which differ from the assumptions used for the annual impairment testing in December 2008. The change in assumptions is driven by greater than anticipated declines in revenue in the first quarter of 2009 which resulted in lower margins, despite significant cost reductions.

The step one analysis results indicated a potential goodwill impairment existed at The Providence Journal, but not at The Dallas Morning News. While the step one analysis for both reporting units reflected significant declines in forecasted advertising revenue based on the results from the first three months of 2009, when the analysis was performed, The Dallas Morning News expected to continue to produce sufficient margins such that the carrying amount of its goodwill is not impaired. In performing the step one analysis for The Dallas Morning News, management also considered the sensitivity of its assumptions to additional risk and concluded that the step one analysis would continue to not indicate impairment with more conservative inputs. However, due to the relative size of the carrying amount and estimated fair value of The Providence Journal, its margins were impacted such that the carrying amount of the reporting unit exceeded its estimated fair value. Therefore, the Company performed the second step of the goodwill impairment analysis, which involves calculating the implied impairment of goodwill for The Providence Journal. The second step involved allocating the estimated fair value of the operating unit to all of its assets and liabilities, except goodwill, and comparing the residual fair value to the carrying amount of goodwill of The Providence Journal. During the first quarter of 2009, the Company determined the goodwill related to The Providence Journal was impaired and recorded a non-cash goodwill impairment charge of $80,940. After recording the impairment charge, no goodwill remained related to The Providence Journal.
A summary of the changes in the Company’s recorded goodwill is below:

		The Dallas	The Providence	The
	Total Goodwill	Morning News	Journal	Press-Enterprise
Balance at December 31, 2008	$105,522	$24,582	$80,940	$—
Goodwill impairment	(80,940)	—	(80,940)	—

Balance at September 30, 2009	24,582	24,582	—	—

(13)	On January 30, 2009, the Company entered into an amendment and restatement of its existing Credit Agreement dated as of February 4, 2008 with JP Morgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other lenders party thereto (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement was effective as of January 30, 2009 and matures April 30, 2011. The Amended and Restated Credit Agreement provides for a $50,000 working capital facility that is subject to a borrowing base. Among other matters, the Amended and Restated Credit Agreement creates an asset-based revolving credit facility secured by the Company’s accounts receivable, inventory, specified real property and other assets; sets pricing at the London Interbank Offered Rate (“LIBOR”) plus 375 basis points; establishes minimum quarterly adjusted EBITDA covenant requirements in 2009; establishes a fixed charge coverage ratio in 2010 of 1.0 to 1.0; allows capital expenditures and investments of up to $16,000 per year in total; allows the Company to pay dividends when the Company’s fixed charge coverage ratio exceeds 1.2 to 1.0 and the aggregate availability under the credit facility exceeds $15,000; and contains other covenants and restrictions, including those which have limitations on indebtedness, liens, and asset sales. Adjusted EBITDA means, for any period, net income for such period plus (a) without duplication and to the extent deducted in determining net income for such period, the sum of (i) interest expense for such period, (ii) income tax expense for such period, (iii) all amounts attributable to depreciation and amortization expense for such period, (iv) any extraordinary or non-recurring non-cash charges or expenses for such period, (v) any other non-cash charges for such period including, without limitation, any non-cash stock-based compensation expenses for such period, and (vi) restructuring costs in an amount not to exceed $10,000 minus (b) without duplication and to the extent included in net income, (i) any cash payments made during such period in respect of non-cash charges described in clause (a)(v) taken in a prior period and (ii) any extraordinary gains and any non-cash items of income for such period, all calculated for the Company and its subsidiaries on a consolidated basis in accordance with generally accepted accounting principles, (“GAAP”). In connection with the Amended and Restated Credit Agreement, the Company and each of specified subsidiaries entered into an Amended and Restated Pledge and Security Agreement granting a security interest in substantially all personal property and other assets now owned or thereafter acquired. In addition, the Amended and Restated Credit Agreement requires certain of the Company’s subsidiaries to enter into mortgages or deeds of trust granting liens on certain specified real property. Under the revolving credit facility, the Company must meet the minimum adjusted EBITDA covenants as outlined below:

For the 12 months ended September 30, 2009:	$15,000
For the 12 months ended December 31, 2009:	$22,500
The Company was in compliance with the minimum adjusted EBITDA covenant at September 30, 2009.

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

Throughout 2008 and the first nine months of 2009, the economy has experienced disruptions resulting from the sub-prime mortgage crisis and general credit market conditions in the United States. The full effect that these disruptions will have on the Company’s results as well as their length and ultimate severity are difficult to predict. Should these or other economic conditions worsen or persist for an extended time, the Company’s results could be materially adversely affected. Due to the dynamic nature of assumptions used in estimating the Company’s financial results and the Company’s inability to control the effect of the current economic conditions, actual results may differ materially from the Company’s projections. Furthermore, the Company’s results may be affected by continued economic and political developments and those effects could be material to the consolidated financial statements.

If the current economic environment causes advertising revenues to decline more than currently anticipated, if other parts of our business experience adverse effects, or if our expense-saving initiatives prove insufficient, then we may not be able to meet these financial covenants. Absent a waiver from the Amended and Restated Credit Agreement lenders, not meeting these financial covenants will result in an event of default under the Amended and Restated Credit Agreement. Upon the occurrence of an event of default, the Amended and Restated Credit Agreement lenders could elect to terminate all commitments to extend further credit and declare all amounts outstanding to be immediately due and payable.

The Company’s ability to borrow under the Amended and Restated Credit Agreement depends on a borrowing base determined from a formula based on the levels of our accounts receivable and inventory. If our accounts receivable and inventory are insufficient (including, with respect to accounts receivable, as a result of decreased revenues), then we may be unable to borrow under the Amended and Restated Credit Agreement notwithstanding compliance with the Amended and Restated Credit Agreement’s financial covenants. Notes payable at September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
Current maturity of revolving notes	$—	$10,000
(14)	Management has determined that the fair value of the Company’s financial instruments which include cash and cash equivalents, accounts receivable, cost method investments, accounts payable and notes payable approximate their carrying values as of September 30, 2009 and December 31, 2008 primarily due to the short-term nature, and/or the variable interest rates associated with such instruments.

(15)	The total number of authorized shares of common stock is 125,000,000 shares. The Company has two series of common stock outstanding, Series A and Series B, each with a par value of $0.01 per share. The Series A and Series B shares are identical except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Series B shares are convertible at any time on a one-for-one basis into Series A shares but Series A shares are not convertible into Series B shares. Shares of The Company’s Series A common stock are traded on the New York Stock Exchange (NYSE symbol: AHC). There is no established public trading market for shares of Series B common stock. Transferability of the Series B shares is limited to family members and affiliated entities of the holder. Upon any other type of transfer, the Series B shares automatically convert into Series A shares.

(16)	Management has evaluated the period from September 30, 2009 to November 13, 2009, the date the financial statements were issued, for recognizable and reportable subsequent events.

(17)	In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also included in the Codification as sources of authoritative US GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company implemented the Codification in its Form 10-Q for the quarter ended September 30, 2009. The adoption of the Codification did not affect reported results of operations, financial condition or cash flows.

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
Results of Operations
(Dollars in thousands, except per share amounts)
Consolidated Results of Operations

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2009	Change	2008	2009	Change	2008

Net operating revenues	$126,867	(17.5)%	$153,833	$382,865	(19.8)%	$477,275
Operating costs and expenses	143,772	(19.8)%	179,217	507,299	(2.2)%	518,645
Other income (expense), net	29	137.7%	(77)	(440)	(78.5)%	(2,046)

Loss before income taxes	(16,876)	(33.7)%	(25,461)	(124,874)	187.6%	(43,416)
Income tax expense (benefit)	(11,110)	(35.4)%	(8,203)	(8,970)	37.0%	(14,243)

Net loss	$(5,766)	(66.6)%	$(17,258)	$(115,904)	297.3%	$(29,173)

The table below presents the components of net operating revenues for the three and nine months ended September 30, 2009 and 2008, respectively:
Revenues

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2009	Change	2008	2009	Change	2008
Advertising	$83,816	(27.0)%	$114,811	$260,638	(28.5)%	$364,575
Circulation	35,228	11.6%	31,563	100,208	10.2%	90,943
Other	7,823	4.9%	7,459	22,019	1.2%	21,757

Net operating revenues	$126,867	(17.5)%	$153,833	$382,865	(19.8)%	$477,275

Advertising revenues accounted for 66.1 and 68.1 percent of total revenues for the three and nine months ended September 30, 2009, respectively, compared to 74.6 and 76.4 percent for the same periods in the prior year. Circulation revenues accounted for 27.8 and 26.2 percent of total revenues for the three and nine months ended September 30, 2009, respectively, compared to 20.5 and 19.1 percent for the same periods in the prior year. Total revenue decreased 17.5 and 19.8 percent for the three and nine months ended September 30, 2009, respectively, versus the same periods in the prior year.
The Company’s revenues were adversely affected by economic pressures. Advertising expense budgets tend to be reduced more than other expenses in times of economic uncertainty or a recession. The continued economic slowdown adversely affected advertising demand and the Company’s business, financial condition and results of operations. Total advertising revenue, including print and Internet revenue, was down 27.0 and 28.5 percent for the three and nine months ended September 30, 2009, respectively, when compared to the same periods last year. Retail advertising revenue was down 29.7 and 26.1 percent, general advertising revenue was down 7.3 and 20.8 percent, and classified advertising revenue (exclusive of Internet revenue) was down 40.6 and 43.4 percent for the three and nine month periods, respectively. The Dallas Morning News, The Press-Enterprise and The Providence Journal experienced declines in substantially all advertising categories that are included in retail, general and classified. The Dallas Morning News’ advertising revenues were down 24.5 and 27.8 percent for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in the prior year. The Press-Enterprise’s advertising revenues were down 28.3 and 26.8 percent for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in the prior year. The Providence Journal’s advertising revenues were down 33.1 and 32.0 percent for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in the prior year. The Company had $9,696 and $28,724 in Internet revenue for the three and nine months ended September 30, 2009, respectively, which accounted for 7.6 and 7.5 percent of total revenues, respectively. Compared to the prior year, Internet revenues decreased 15.0 and 48.2 percent for the three and nine months ended September 30, 2009, respectively. Decreases in Internet revenues resulted from declines in auto, employment and real estate classifieds, which depend on upsells from the same print categories. Internet ad revenue, exclusive of classified revenue, increased 21.9 and 6.6 percent for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in the prior year.
Circulation revenue increased 11.6 and 10.2 percent for the three and nine months ended September 30, 2009, respectively, primarily due to single-copy and home delivery price increases and less discounting.
Other revenue increased 4.9 and 1.2 percent for the three and nine months ended September 30, 2009, respectively.
Operating Costs and Expenses
The Company’s operating costs and expenses decreased $35,445, or 19.8 percent, and $11,346, or 2.2 percent, for the three and nine months ended September 30, 2009, respectively, compared to the same periods in the prior year. The decreases for the three and nine months ended September 30, 2009 were due to decreases in all operating expense categories except asset impairment and goodwill impairment. Salaries, wages and employee benefits decreased $26,136 and $54,626 for the three and nine months ended September 30, 2009, respectively, due to restructuring initiatives undertaken during 2008 and the first quarter of 2009 that included headcount reductions. Other production, distribution and operation costs decreased $11,848 and $27,030 for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008. This decrease is related to decreases in distribution expense, outside services and outside solicitation expense. Newsprint, ink and other supplies decreased $11,221 and $21,885 for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008. This decrease is related to a decrease in newsprint consumed. During the three and nine months ended September 30, 2009, the Company’s publishing operations used approximately 16,009 and 54,468 metric tons of newsprint, respectively, at an average cost of $685 and $689 per ton, respectively. Consumption of newsprint for the same periods in 2008 was approximately 26,830 and 85,929 metric tons, respectively, at an average cost of $684 and $650 per metric ton, respectively. During the three months ended September 30, 2009, the Company recorded an asset impairment charge at The Dallas Morning News of $20,000, related to the impairment of the South Plant. See Note 11 for additional information related to the impairment of the South Plant. During the nine months ended September 30, 2009, the Company recorded a goodwill impairment charge at The Providence Journal of $80,940 and in addition to the $20,000 South Plant impairment, recorded an additional asset impairment charge of $1,749 at The Dallas Morning News. Depreciation expense decreased $1,705 and $5,958 for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008. This decrease is primarily due to lower depreciable assets in service.

Interest Expense
Interest expense increased $159 or 305.8 percent during the three months ended September 30, 2009 compared to the prior year period. This increase is related to borrowing under the Company’s credit facility. Interest expense decreased $2,481 or 75.6 percent for the nine months ended September 30, 2009. This decrease is related to the reduction in borrowings from Belo Corp. As of February 8, 2008, in connection with the Distribution of the Company, Belo Corp. contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by A. H. Belo and its subsidiaries or assigned indebtedness to the Company. This effectively settled A. H. Belo’s notes payable balances owed to Belo. As a result, no interest expense for these notes was accrued after February 8, 2008.
Other Income, Net
Other income, net increased $265 for the three months ended September 30, 2009 and decreased $875 for the nine months ended September 30, 2009 compared to the same periods in 2008. This decrease for the nine months ended September 30, 2009 is primarily related to a write down of investments of $1,000.
Income Taxes
Income tax expense decreased approximately $2,907 for the three months ended September 30, 2009, and increased approximately $5,273 for the nine months ended September 30, 2009 compared to the same periods in 2008. The tax benefit for the three and nine months ended September 30, 2009, is primarily attributable to tax expense incurred related to the Texas margin tax and Rhode Island state income tax offset by an $11,978 benefit from the reversal of the valuation allowance associated with the Company’s 2008 net operating loss. In accordance with the amended tax matters agreement, on September 24, 2009, Belo amended a previously filed tax return to generate an $11,978 federal income tax refund. See Note 8 for additional information related to the amended tax matters agreement. This refund was received by Belo in the fourth quarter of 2009. Correspondingly, A. H. Belo reversed the associated valuation allowance on its deferred tax assets related to the net operating losses carried-back by Belo, resulting in an $11,978 million tax benefit for A. H. Belo. As a result of filing the amended return, the more likely than not threshold for recognition was met in order to recognize this deferred tax asset.
The Company projects a current year taxable net operating loss. Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carry forwards will begin to expire in the years 2029 and 2030 if not utilized. The applicable accounting guidance places a threshold for recognition of deferred tax assets. Based on the criteria established by the applicable accounting guidance, the Company established a valuation allowance against the deferred tax assets originating in the three and nine months ended September 30, 2009, as it is more likely than not that the benefit resulting from these net operating loss carry forwards will not be realized. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense.
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations was $15,885 for the nine months ended September 30, 2009 compared to net cash provided by operations of $25,432 for the same period last year. The changes in cash flows from operations were caused primarily by the increased net loss and changes in normal working capital requirements.
The Company believes its current financial condition and committed credit facilities are adequate to fund its current obligations.
Investing Cash Flows
Net cash flows used for investing activities were $4,994 for the nine months ended September 30, 2009 compared to $14,354 for the same period in 2008. The decrease reflects capital spending of $7,833 for the first nine months of 2009 compared to $14,033 during the same period of 2008. This decrease in capital spending is primarily due to lower capital expenditures, as part the Company’s overall cost reduction initiatives. Investing activities also include proceeds received from the sale of real property and capital distributions from two investments.

Financing Cash Flows
There was $10,000 of cash used in financing activities for the nine months ended September 30, 2009 compared to $240 used in financing activities during the same period in 2008. The cash used in 2009 was to reduce the outstanding amount under the Company’s credit facility. The cash used in 2008 was related to the payment of a dividend to shareholders partially offset by increases in borrowing under the Company’s Credit Agreement.
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
The Company was in compliance with the minimum adjusted EBITDA covenant at September 30, 2009.
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
Throughout 2008 and the first nine months of 2009, the economy has experienced disruptions resulting from the sub-prime mortgage crisis and general credit market conditions in the United States. The full effect that these disruptions will have on the Company’s financial results as well as their length and ultimate severity are difficult to predict. Should these or other economic conditions worsen or persist for an extended time, the Company’s financial results could be materially adversely affected. Due to the dynamic nature of assumptions used in estimating the Company’s financial results and the Company’s inability to control the effect of the current economic conditions, actual results may differ materially from the Company’s projections. Furthermore, the Company’s results may be affected by continued economic and political developments and those effects could be material to the consolidated financial statements.

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
Under the employee matters agreement between the Company and Belo, the Company is obligated to reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan. Future contribution obligations could range between $17,100 and $91,000. While the Company has recorded a liability to reflect the minimum amount in this range, the amount of future payments related to future contributions is uncertain. An increase in the amount of future payments related to future contributions may negatively impact the Company’s long-term liquidity. The Company does not believe that the amount of future payments related to future contributions will affect short-term liquidity.
Forward-Looking Statements
Statements in this communication concerning A. H. Belo Corporation’s business outlook or future economic performance, anticipated financial performance, revenues, expenses, dividends, capital expenditures, investments, impairments, future financings, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.
Such risks, uncertainties and factors include, but are not limited to, general economic conditions, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates, and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; challenges in achieving expense reduction goals, and on schedule, and the resulting potential effects on operations; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures, and investments; significant armed conflict; and other factors beyond our control, as well as other risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and other public disclosures and filings with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in A. H. Belo’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T.	Controls and Procedures
During the three months ended September 30, 2009, there were no changes in A. H. Belo’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II.
Item 1. Legal Proceedings
On August 23, 2004, August 26, 2004 and October 5, 2004, three related lawsuits, later consolidated, were filed by purported shareholders of Belo in the United States District Court for the Northern District of Texas against Belo, Robert W. Decherd, and Barry T. Peckham, a former executive officer of The Dallas Morning News, arising out of the circulation overstatement at The Dallas Morning News. James M. Moroney III was added later as a defendant. The plaintiffs sought to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004, and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Under the terms of the February 8, 2008 separation and distribution agreement between the Company and Belo, the two companies agreed to share equally in any liability, net of any applicable insurance, resulting from the consolidated lawsuit. On April 2, 2008, the District Court denied plaintiffs’ motion for class certification.. On August 12, 2009, the United States Court of Appeals for the Fifth Circuit affirmed the District Court’s denial of class certification. On November 9, 2009, Belo and the other parties to the consolidated the lawsuit settled the lawsuit on terms that the Company considers favorable, without payment of any settlement amount that is material to the Company.
In addition to the matters previously disclosed (see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1), for which there are no material developments to report except as described in the immediately preceding paragraph, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial position of the Company.
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

(3)* Amended and Restated Credit Agreement dated as of January 30, 2009, (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “February 2, 2009 Form 8-K”))

(4)* Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 (Exhibit 10.2 to the February 2, 2009 From 8-K)

(5) First Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2009.

10.2		Compensatory plans:

	~	(1)* A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8-K)

* (a) First Amendment to the A. H. Belo Savings Plan dated September 23, 2008 (Exhibit 10.2(1)(A) to the

Exhibit Number		Description
Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 (Securities and Exchange Commission File No. 001-33741))

		*(b)	Second Amendment to the A. H. Belo Savings Plan effective March 27, 2009 (Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the Securities and Exchange Commission on April 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “April 2, 2009 Form 8-K”))

		*(c)	Third Amendment to the A. H. Belo Savings Plan effective March 31, 2009 (Exhibit 10.2 to the April 2, 2009 Form 8-K)

		*(d)	Fourth Amendment to the A. H. Belo Savings Plan dated September 10, 2009, (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No. 001-33741))

	~	(2)*	A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)

		* (a)	First Amendment to A. H. Belo 2008 Incentive Compensation Plan effective July 23, 2008 (Exhibit 10.2(2)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008 (Securities and Exchange Commission File No. 001-33741))

		* (b)	Form of A. H. Belo 2008 Incentive Compensation Plan Non-Employee Director Evidence of Award (Exhibit 10.2(2)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008 (Securities and Exchange Commission File No. 001-33741) (the “First Quarter 2008 Form 10-Q”))

		* (c)	Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Award (for Employee Awards) (Exhibit 10.2(2)(B) to the First Quarter 2008 Form 10-Q)

	~	(3)*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8-K)

		*(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 From 8-K)

	~	(4)*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)

		* (a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)

10.3	Agreements relating to the Distribution of A. H. Belo:

	(1)*		Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

* (a)   First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission file No. 00-00741))

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

A. H. BELO CORPORATION
November 13, 2009	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer & Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002