Form 10-K
period 2009-12-31
A. H. Belo CORP
filed 2010-04-15
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 1-33741

A. H. Belo Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3765318 (I.R.S. Employer Identification No.)

P. O. Box 224866 Dallas, Texas	75222-4866 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (214) 977-8200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Series A Common Stock, $.01 par value Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  Series B Common Stock, $.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act) Yes     No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes     No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No   .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [ ]
(Do not check in a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No  X .

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2009, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $17,669,079.*

Shares of Common Stock outstanding at March 31, 2010: 20,790,248 shares. (Consisting of 18,282,918 shares of Series A Common Stock and 2,507,330 shares of Series B Common Stock.)

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Stockholders to be held on June 10, 2010, are incorporated by reference into Part III of this Annual Report.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 1

A. H. BELO CORPORATION
FORM 10-K

PAGE 2  A. H. Belo Corporation 2009 Annual Report on Form 10-K

EXPLANATORY NOTE REGARDING RESTATEMENT

This annual report on Form 10-K for the year ended December 31, 2009 includes the effects of a restatement on the following previously issued consolidated financial statements, data and related disclosures: (i) our audited consolidated financial statements as of December 31, 2008 and for the year then ended; (ii) our selected financial data as of and for the year ended December 31, 2008, and (iii) our unaudited quarterly financial data for the quarters ended March 31, 2008 and 2009, June 30, 2008 and 2009, and September 30, 2008 and 2009. For purposes of this Annual Report, references to the “Company,” “we,” “us,” “our” and “A. H. Belo” mean A. H. Belo Corporation collectively with all of our subsidiaries unless the context otherwise requires. All dollar amounts are in thousands, except per share amounts.

Financial information included in the Company’s previously filed reports on Form 10-K for the year ended December 31, 2008 and Form 10-Q for the quarters ended March 31, 2008 and 2009, June 30, 2008 and 2009 and September 30, 2008 and 2009, and any related report therein of Ernst and Young LLP, and all earnings press releases and similar communications and all financial information included in our reports on Form 8-K issued by us with respect to periods prior to December 31, 2009, should not be relied upon and are superseded in their entirety by this annual report on Form 10-K and other reports on Form 10-Q and Form 8-K filed by us with the Securities and Exchange Commission (“SEC”) on or after April 15, 2010.

A. H. Belo was spun off from Belo Corp. (“Belo”) effective February 8, 2008, through a pro-rata stock dividend to Belo shareholders (the “Distribution”). Prior to the Distribution, some of the Company’s employees participated in The G. B. Dealey Retirement Pension Plan (the “Pension Plan”); see Note 8 — Defined Benefit Pension and Other Post-Retirement Plans, to the Consolidated Financial Statements for additional information related to the Pension Plan. Subsequent to the Distribution, Belo retained sponsorship of the Pension Plan (which was frozen in March 2007) and, jointly with A. H. Belo, oversees the investments of the Pension Plan. Belo administers benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan. As sponsor of the Pension Plan, Belo is solely responsible for satisfying the funding obligations with respect to the Pension Plan and retains sole discretion to determine the amount and timing of any contributions required to satisfy such funding obligations. By prior agreement, A. H. Belo is contractually obligated to reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan. As of the date of the Distribution, A. H. Belo had accrued $3,096 for such future contributions related to future payments and as of December 31, 2008, A. H. Belo had accrued $17,096, for such future contributions related to future payments, which were disclosed at December 31, 2008 to potentially range between $17,100 and $91,000.

During the Company’s audit of its December 31, 2009 financial statements, a potential misapplication of U.S. generally accepted accounting principles (“GAAP”) was identified in the selection of the accounting principle used to account for its contractual obligation to Belo under the employee matters agreement entered into in conjunction with Distribution. The Company re-evaluated the facts and circumstances and accounting literature related to this contractual obligation and as a result, concluded it incorrectly accounted for the contractual obligation. In substance, the obligation under the employee matters agreement is analogous to a multiemployer plan and the Company determined it should follow the multiemployer pension plan accounting principle.

As a result, A. H. Belo has adopted the multiemployer pension plan provisions of ASC No. 715 “Compensation-Retirement Benefits” under which it recognizes as net pension cost the required contribution for each period and recognizes as a liability any reimbursement obligation due and unpaid. No contributions were required for the years ended December 31, 2009 or 2008.

Accordingly, the Company has restated its consolidated financial statements to correct the error in the selection of the accounting principle. The restatement resulted in the Company reversing $3,096 of Pension Plan liability recorded on its books through additional paid-in capital at the time of the Distribution, reversing $14,000 of Pension Plan expense and additional liability recorded at December 31, 2008 and the related $1,217 tax effect due to the reversal of a $5,315 Pension Plan deferred tax asset off-set by a $4,085 valuation allowance, and related $(2,361) tax effect recorded at March 31, 2009, due to the ability to off-set a portion of first quarter losses against the December 31, 2008 restated deferred tax liability balance. The previously reported fiscal year 2008 net loss of $62,203 or $3.04 per share has been restated to a net loss of $49,520 or $2.42 per share. These adjustments are non-cash and do not impact the Company’s credit agreement. The nature and impact of these adjustments are described in the Notes to Consolidated Financial Statements, in Note 1 — Summary of Significant Accounting Policies — Restatement of 2008 Consolidated Financial Statements and Note 15 — Quarterly Results of Operations (unaudited).

A. H. Belo anticipates its portion of the 2010 contributions to the Pension Plan will be approximately $8,600. Belo is holding approximately $12,000 on deposit on behalf of A. H. Belo to apply to A. H. Belo’s 2010 and other future reimbursement obligations. As disclosed in Belo’s December 31, 2009 Form 10-K filed with the SEC on March 12, 2010, the Pension Plan was underfunded at December 31, 2009 by $196,000, of which 60 percent is $118,000. A. H. Belo expects it will be required to make significant future contributions to the Pension Plan.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 3

PART I

Item 1.	Business

A. H. Belo Corporation, headquartered in Dallas, Texas, is a distinguished news and information company that owns and operates three daily newspapers and 11 associated Web sites, with publishing roots that trace to The Galveston Daily News, which began publication in 1842. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper; The Providence Journal (www.projo.com), the oldest major daily newspaper of general circulation and continuous publication in the U.S.; and, The Press-Enterprise (www.pe.com), serving southern California’s Inland Empire region. These newspapers publish extensive local, state, national and international news. In addition, the Company publishes various additional publications targeting niche audiences, and operates direct mail and commercial printing and distribution businesses.

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

The Dallas Morning News’ first edition was published on October 1, 1885. It is one of the leading newspapers in America and its success is founded upon the highest standards of journalistic excellence, with an emphasis on comprehensive local news and information, and community service. The Dallas Morning News is distributed primarily in Dallas County and the 10 surrounding counties. The newspaper has been awarded nine Pulitzer Prizes since 1986 for its news reporting, editorial writing and photography with the most recent award in April 2010.

The Providence Journal, acquired by Belo in February 1997, is the leading newspaper in Rhode Island and southeastern Massachusetts. The Providence Journal is America’s oldest major daily newspaper of general circulation and continuous publication in the U. S, and has won four Pulitzer Prizes.

The Press-Enterprise was acquired in July 1997.  The Press-Enterprise is distributed throughout southern California’s Inland Empire region, which includes Riverside and San Bernardino Counties. It has a long history of journalistic excellence and has won one Pulitzer Prize.

The following table sets forth average paid circulation information concerning A. H. Belo’s primary daily newspaper operations:

	2009				2008				2007
	Daily		Sunday		Daily		Sunday		Daily		Sunday
Newspaper	Circulation(a)		Circulation		Circulation(a)		Circulation		Circulation(a)		Circulation
The Dallas Morning News	263,356	(b)	390,520	(b)	339,223	(c)	483,841	(c)	372,808	(c)	523,313	(c)
The Providence Journal	112,310	(d)	154,300	(d)	138,538	(e)	186,571	(e)	149,966	(f)	198,973	(f)
The Press-Enterprise	113,359	(g)	122,691	(g)	149,893	(h)	160,016	(h)	162,464	(h)	171,114	(h)

(a)	Daily circulation is defined as a Monday through Saturday six-day average.

(b)	Average paid circulation data for The Dallas Morning News is obtained from its Publisher’s Statement for the six-month period ended September 30, 2009, as filed with the Audit Bureau of Circulations (Audit Bureau), subject to audit.
(c)	Average paid circulation data for The Dallas Morning News is obtained from its Publisher’s Statement for the six-month periods ended September 30, 2008 and 2007, as filed with the Audit Bureau.
(d)	Average paid circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-six weeks ended September 27, 2009, as filed with the Audit Bureau, subject to audit.
(e)	Average paid circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-six weeks ended September 30, 2008, as filed with the Audit Bureau.
(f)	Average paid circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-six weeks ended September 23, 2007, as filed with the Audit Bureau.
(g)	Average paid circulation data for The Press-Enterprise is obtained from its Publisher’s Statement for the six months ended September 30, 2009, as filed with the Audit Bureau, subject to audit.
(h)	Average paid circulation data for 2008 and 2007 for The Press-Enterprise is obtained from its Publisher’s Statement for the six months ended September 30, 2008 and 2007, respectively, as filed with the Audit Bureau.

The Company derives its revenues primarily from the sale of advertising in our printed products and on our Web sites, the sale of our newspapers to our readers and from commercial printing and distribution. For the year ended December 31, 2009, advertising revenues, including advertising on the Company’s Internet sites, accounted for approximately 68.0 percent

PAGE 4  A. H. Belo Corporation 2009 Annual Report on Form 10-K

of total revenues. Circulation revenues accounted for approximately 26.3 percent of total revenues for 2009. Advertising rates and prices for the Company’s newspapers are established individually by each newspaper.

Belo Interactive (“BI”) supports A. H. Belo’s digital product development initiatives as well as certain Web site functions, and Belo Technologies supports the Company’s information technology requirements. BI and Belo Technologies, which are owned by A. H. Belo, provide services to Belo Corp. and its television Web sites pursuant to inter-company agreements whereby Belo compensates A. H. Belo for such services. The level of service provided under these agreements is winding down and being eliminated, in most instances.

Web sites operated by A. H. Belo’s newspapers provide consumers with timely news and information. The newspaper-affiliated Web sites for The Dallas Morning News, The Providence Journal, and The Press-Enterprise are leading local media sites in their respective markets. Revenues for interactive media for the years ended December 31, 2009 and 2008 represented approximately 7.5 percent of the Company’s total revenues each year and were derived principally from advertising on the various Web sites. For the year ended December 31, 2009, classified advertising on the various Web sites accounted 55.9 percent of total interactive revenue.

In addition, A. H. Belo and Belo, through their subsidiaries, jointly own 6.6 percent of Classified Ventures, LLC, a joint venture in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The three principal online businesses Classified Ventures, LLC operates are cars.com, apartments.com, and homegain.com. A. H. Belo and Belo, through Belo Lead Management LLC, have also invested in ResponseLogix, Inc. (www.responselogix.com). ResponseLogix uses a software as a service (SaaS) model to provide advanced, Internet-based lead management solutions to auto dealers. A. H. Belo, through a wholly-owned subsidiary, True North Real Estate LLC, has invested in Sawbuck Realty, Inc. (www.sawbuck.com). Sawbuck combines a real estate industry-leading technology platform with a business model that connects consumers to the top local real estate agents, streamlines their transactions and saves them money.

The basic material used in publishing newspapers is newsprint. Currently, most of the Company’s newsprint is obtained through a purchasing consortium. Management believes the Company’s sources of newsprint, along with available alternate sources, are adequate for the Company’s current needs.

During 2009, the Company’s operations consumed approximately 71,010 metric tons of newsprint at an average purchase price of $575 per metric ton. Consumption of newsprint in 2008 was approximately 111,981 metric tons at an average purchase price of $702 per metric ton. The Company experienced a decline in newsprint consumption due to tightening our circulation footprint and fewer printed pages. Newsprint purchase price per ton decreased approximately 18.0 percent in 2009.

A. H. Belo has experienced a decline in net operating revenues due to decreased advertising revenues. Advertising expense budgets tend to be reduced more than other expenses in times of economic uncertainty or recession. The continued economic slowdown has adversely affected advertising demand and the Company’s business, financial condition and results of operations. The decrease in advertising revenues, particularly in the classified category, also resulted from increased competition for advertising dollars from other media, particularly the Internet. In response to these decreases, A. H. Belo has increased circulation prices, launched innovative print and online products in order to increase circulation, established strategic partnerships with major Internet companies, and invested in certain companies with innovative products and/or technologies. In selected cases, A. H. Belo markets, uses and/or sells products and/or services provided by companies in which it has invested. A. H. Belo has also in recent years focused on neighborhood and other local community and state news, both in print and online. In addition, A. H. Belo has implemented measures to control or decrease operating expenses. These measures include reducing the Company’s workforce; reducing salaries and benefits; modifying marketing and distribution strategies to allow our newspapers and Web sites to reach potential customers most valued by advertisers; and, restructuring our newspapers through organizational realignments. The Company’s revenues have been, and continue to be, adversely affected by economic and operating pressures.

Amended and Restated Credit Agreement

On February 4, 2008, the Company entered into a $100,000 senior revolving credit facility (the “2008 Credit Agreement”), with JP Morgan Chase Bank, N.A., J.P. Morgan Securities, Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other parties thereto. The 2008 Credit Agreement was effective as of the Distribution Date and used for working capital needs and other general corporate purposes, including letters of credit.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 5

As of September 30, 2008, the Company was not in compliance with the fixed charge coverage ratio as required by its credit facility. During the fourth quarter of 2008, the Company’s bank group approved an amendment and waiver to its credit facility.

On January 30, 2009, the Company entered into an amendment and restatement of the 2008 Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement was effective as of January 30, 2009 with a maturity date of April 30, 2011. The Amended and Restated Credit Agreement provided for a $50,000 working capital facility that is subject to a borrowing base and other covenants and restrictions, including maintaining defined financial ratios, restrictions on capital expenditures and dividends and limitations on indebtedness, liens, and asset sales. In connection with the Amended and Restated Credit Agreement, the Company and each of its specified subsidiaries entered into an Amended and Restated Pledge and Security Agreement granting a security interest in all personal property and other assets now owned or thereafter acquired.

On December 3, 2009, the Company entered into the Second Amendment (“Second Amendment”) to the Amended and Restated Credit Agreement (the Amended and Restated Credit Agreement as so amended, the “Credit Agreement”). Among other matters, the Second Amendment extends the maturity date of the credit facility from April 30, 2011 to September 30, 2012, reduces the total commitment amount from $50,000 to $25,000, and releases certain real property securing the facility. The amended facility remains subject to a borrowing base. If borrowing capacity under the amended credit facility becomes less than $17,500, then a fixed charge coverage ratio covenant of 1:1 will apply. The Second Amendment also makes certain minor administrative amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009. The decrease in the Company’s revolving credit facility from $50,000 to $25,000 was a decision made by management. Management concluded that based on estimated future borrowing needs, the cost of the revolving credit facility, and borrowing base availability, $25,000 was sufficient to meet the Company’s borrowing needs. The borrowing base is calculated using eligible accounts receivable and inventory, as defined in the Credit Agreement. A decrease in the borrowing base could create a situation that would limit the Company’s borrowing capacity. At December 31, 2009, the Company had eligible collateral to secure the Credit Agreement of $44,202, resulting in a borrowing base of $25,000. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $18,871 of borrowing capacity available under the Credit Agreement as of December 31, 2009.

By agreement with the banks party to the Company’s Amended and Restated Credit Agreement dated as of January 30, 2009, the Company’s and certain of its subsidiaries’ obligations to deliver financial statements for the fiscal year ended December 31, 2009 and the related certification of a Financial Officer and the certification of the Company’s accounting firm and financial statements for the fiscal months ended January 31, 2010 and February 28, 2010 and the related certifications of a Financial Officer to the banks has been extended until April 30, 2010.

Our Competitive Strengths and Challenges

Our strengths are:

•	well known and trusted brands within each of our markets.
•	a strong, cohesive senior management team with significant sector experience focused on strategy and operations.
•	the ability of three daily newspapers to produce high-quality local content on a scale that competitors are unlikely to duplicate.
•	the development of product innovations using our local content, distribution platforms, technologies, and partnerships.
•	the ability to market, in print and/or online, products or services to large audiences at low marginal costs.
•	sales people with knowledge of the community in which they operate and, to varying degrees, relationships with current and potential advertising clients.
•	a conservative capital structure and credit facility that provide flexibility during realignment of our go-to-market strategies and operations.

Our newspapers, and the newspaper industry as a whole, are experiencing challenges to maintain and grow print revenues and circulation. This results from, among other factors, increased competition from other media, particularly the Internet. In addition, the continued economic slowdown in the United States has adversely affected our business. A significant decline in circulation could further adversely affect advertising revenues.

Our Strategies and Opportunities

The Company is committed to publishing newspapers and online content of the highest quality and integrity, and creating and developing innovative print and online products addressing the needs of customers and advertisers. Our goal is to return

PAGE 6  A. H. Belo Corporation 2009 Annual Report on Form 10-K

to profitability and create value for shareholders over the long-term. The Company intends to achieve these objectives through the following strategies:

•	management’s continued focus on revenue and expense management to ensure profitability of operating A. H. Belo’s core newspaper businesses.
•	focus experienced Web site strategists and operators on maximizing interactive revenue and earnings.
•	affirm our commitment to quality journalism and community service in the localities we serve.
•	develop additional innovative print and online products that create sustainable incremental revenue and earnings.
•	leverage our content to drive revenue over multiple delivery platforms, including print, the Internet, hand-held devices such as smart phones, e-readers, pad devices and other developing technologies.
•	implement initiatives to enable advertisers to more effectively reach high value consumers.
•	optimize and leverage marketing and sales capabilities.
•	proactively manage our business structure to align costs more closely with revenue, preserve cash, and return to profitability.
•	strengthen and improve our underlying technology platform while continuously leveraging technological innovations to reduce expenses.
•	maintain a conservative balance sheet.

Competition

The Company faces competition for print advertising, online advertising, and circulation. The competition for advertising comes from local, regional, and national newspapers, the Internet, magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, and other media. Increased competition has come from the Internet and other new media formats and services other than traditional newspapers, many of which are free to consumers and/or businesses. The Company competes on factors including, but not limited to, its audience size, the frequency and timeliness of its interaction with its audience, advertising rates, and its ability to target and deliver prospective customers and return on investment. The Dallas Morning News has one major metropolitan daily newspaper competitor in certain areas of Dallas/Fort Worth. The Providence Journal competes with four daily newspapers in Rhode Island and southeastern Massachusetts. The Press-Enterprise competes with seven daily newspapers in the Inland Empire area of southern California.

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

Employees

As of December 31, 2009, the Company had approximately 2,300 full-time and 280 part-time employees, including approximately 320 employees represented by various employee unions. All union-represented employees are located in Providence, Rhode Island. The Company believes its relations with its employees are satisfactory.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 7

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

The continued economic slowdown in the United States and the national and worldwide financial instability may continue to adversely affect our business, financial condition and results of operations. Among other things, these negative economic trends may continue to adversely affect demand for advertising, reduce the availability and increase the cost of short-term funds for liquidity requirements, and adversely affect our ability to meet long- term commitments.

The continued economic slowdown in the United States has adversely affected and may continue to adversely affect our business by reducing demand for local and national advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. Further, advertising demand is a factor in determining advertising rates. A decrease in advertising expenditures or reduced demand for advertising in the Company’s newspapers can lead to a reduction in pricing and advertising revenue, which could have an adverse effect on the Company’s business, financial condition, carrying value of assets and results of operations.

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

Our ability to access funds under our Credit Agreement depends, in part, on our compliance with certain financial covenants in the agreement. The Credit Agreement is subject to a borrowing base. If the borrowing capacity under the agreement becomes less than $17,500, then a fixed charge coverage ratio covenant of 1:1 will apply. Disruptions in the capital and credit markets, as have been experienced since mid-2008, could also adversely affect our ability to draw on our Credit Agreement. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions, could limit our access to the liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs, if then available or available on favorable terms, can be arranged.

PAGE 8  A. H. Belo Corporation 2009 Annual Report on Form 10-K

Decreases in advertising spending resulting from an economic downturn, business combinations, natural disasters, war, terrorism, or other factors specific to the communities served by the Company, could adversely affect A. H. Belo’s financial condition and results of operations. In addition, A. H. Belo’s revenues are subject to seasonal, cyclical, and other fluctuations that could adversely affect our financial condition and results of operations.

Advertising revenue has been approximately 68 percent, 76 percent and 81 percent of A. H. Belo’s revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Advertisers generally reduce their advertising spending during economic downturns, so a prolonged recession or economic downturn could have a further adverse effect on A. H. Belo’s financial condition and results of operations.

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

Our businesses operate in highly competitive markets. A. H. Belo’s newspapers compete for audiences and advertising revenue with other newspapers as well as with the Internet, magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages and other media. Some of A. H. Belo’s current and potential competitors have greater financial and other resources.

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

A. H. Belo’s revenues primarily consist of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from local, regional, and national newspapers (including free daily newspapers), magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, the Internet, and other media. The National Do Not Call Registry has affected the way newspapers solicit home-delivery circulation, particularly for larger newspapers that historically have relied on telemarketing. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics, and circulation. Competition for circulation is based largely upon the content of the newspaper, its price, editorial quality, and customer service. A. H. Belo’s local and regional competitors include newspapers that are typically unique to each market, but the Company has competitors for advertising revenues that are larger and have greater financial and distribution resources. Circulation revenues and our ability to achieve price increases for our print products may be affected by competition from other publications and other forms of media available in our various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among certain demographics. A. H. Belo may incur higher costs competing for advertising dollars and paid circulation, and if the Company is not able to compete effectively for advertising dollars and paid circulation, revenues may decline and our financial condition and results of operations may be adversely affected.

Decreases in circulation may adversely affect A. H. Belo’s advertising and circulation revenues.

The table below presents the components of our net operating revenues for the last three years:

		Percentage		Percentage
Twelve Months Ended December 31,	2009	Change	2008	Change	2007
Advertising	$352,368	(27.3)%	$484,437	(19.3)%	$600,335
Circulation	136,549	10.7%	123,381	9.5%	112,635
Other	29,431	(0.2)%	29,496	14.8%	25,698

Net operating revenues	$518,348	(18.7)%	$637,314	(13.7)%	$738,668

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 9

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

A significant increase in the price of newsprint, or a reduction in the availability of newsprint, could adversely affect A. H. Belo’s publishing business.

The basic raw material for newspapers is newsprint, the cost of which for the last three years has represented between approximately 9 and 12 percent of A. H. Belo’s revenues. The price of newsprint historically has been volatile. Consolidation in the North American newsprint industry has reduced the number of suppliers and has led to paper mill closures and conversions to other grades of paper, which in turn has decreased overall newsprint capacity and increased the likelihood of higher prices. A. H. Belo currently purchases most of its newsprint through a purchasing consortium. Our inability to obtain an adequate supply of newsprint in the future or significant increases in newsprint costs could adversely affect our financial condition and results of operations.

Adverse results from pending or new litigation or governmental proceedings or investigations could adversely affect A. H. Belo’s financial condition and results of operations.

From time to time A. H. Belo and its subsidiaries are subject to litigation, governmental proceedings, and investigations. Current matters include those described under “Item 3. Legal Proceedings.” Adverse determinations in any of these pending or future matters could require A. H. Belo to make monetary payments or result in other sanctions or findings that could affect adversely our business, financial condition, and results of operations.

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

Currently, one of A. H. Belo’s primary newspapers (The Providence Journal), is party to collective bargaining agreements with unions representing approximately 320 of its employees. All of these agreements expire within approximately three years, unless extended. A. H. Belo cannot predict the results of negotiation of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our business, or what the possible effect of future collective bargaining agreements will be on our business, financial condition, and results of operations. The Company also cannot assume that strikes or work stoppages will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could adversely affect our business, financial condition, and results of operations.

A. H. Belo has a limited operating history as a separate public company and may be unable to operate profitably as a stand-alone company.

A. H. Belo has operated as a separate public company since February 8, 2008. Prior to that date, the businesses that comprise A. H. Belo and Belo Corp. were under one ultimate parent corporation, and each of those businesses was able to rely to some degree on the earnings, assets, and cash flow of the other for capital requirements. After the Distribution, A. H. Belo now relies only on the newspaper business and related businesses for such requirements. A. H. Belo cannot give assurances that, as a separate public company, operating results will continue at historical levels, or that the Company will be profitable.

PAGE 10  A. H. Belo Corporation 2009 Annual Report on Form 10-K

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

Under the rules of the New York Stock Exchange (NYSE), our common stock is required to maintain a minimum $1.00 average closing price in order to qualify for continued listing on the NYSE. In addition, the Company must maintain an average market capitalization of $15 million. Since becoming a public company, A. H. Belo’s stock price has declined and at times during 2009 has traded below $1.00. At March 31, 2010 the Company’s stock price closed at $7.20 per share. If the Company’s average closing price falls below the $1.00 minimum over a consecutive 30-day trading period or the Company’s market capitalization falls below an average of $15 million over a consecutive 30-day trading period, then the Company’s stock could be delisted from the NYSE. Delisting of our common stock by the NYSE could have a material adverse effect on the market value and liquidity of the Company’s stock. Certain institutional holders of our common stock may be prohibited from investing in our stock if it is delisted or fails to meet minimum liquidity or price requirements. Further, delisting of our common stock could impair our ability to provide equity incentives to employees, officers and directors. No assurance can be given that our common stock will remain in compliance with the NYSE’s listing requirements.

A. H. Belo may incur increased expenses if the services agreement with Belo is terminated.

In connection with the Distribution, A. H. Belo entered into a services agreement with Belo Corp. This agreement provides that A. H. Belo and Belo will furnish services to each other. If the agreement is terminated for any reason, A. H. Belo would need to obtain these services from another provider or decide to perform these services itself, which could affect the efficiency and costs of A. H. Belo’s operations.

A. H. Belo’s directors and executive officers have significant combined voting power and significant influence over our management and affairs.

Our directors and executive officers hold approximately 52 percent of the voting power of our outstanding voting stock as of March 1, 2010. A. H. Belo’s Series A common stock has one vote per share and Series B common stock has ten votes per share. Generally, except for certain extraordinary corporate transactions, all matters to be voted on by A. H. Belo’s shareholders must be approved by a majority of the voting power of our outstanding voting stock, voting as a single class. Certain extraordinary corporate transactions, such as a merger, consolidation, sale of all or substantially all of our property and assets, or a dissolution, the alteration, amendment, or repeal of A. H. Belo’s bylaws by shareholders, and certain amendments to A. H. Belo’s certificate of incorporation, require the affirmative vote of the holders of at least two-thirds of the voting power of our outstanding voting stock, voting as a single class. Accordingly, A. H. Belo’s directors and executive officers will have significant influence over our management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions. This ownership may limit other shareholders’ ability to influence corporate matters and, as a result, A. H. Belo may take actions that many shareholders do not view as beneficial.

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

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 11

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

We have taken steps to lower our costs by reducing staff and employee benefits and implementing general cost-control measures, and expect to continue cost control efforts. If we do not achieve expected savings as a result or if our operating costs increase as a result of the creation and development of new products or otherwise, our total operating costs may be greater than anticipated. Although we believe that appropriate steps have been and are being taken to implement cost control efforts, if not managed properly, such efforts may affect the quality of our products, our ability to generate future revenue, and compliance with the financial covenants as outlined in our Credit Agreement. In addition, reductions in staff and employee benefits could adversely affect our ability to attract and retain key employees.

As disclosed in Belo’s December 31, 2009 Form 10-K, the Pension Plan was underfunded at December 31, 2009 by $196,000, of which A. H. Belo’s 60% percent reimbursement obligation to Belo is $118,000. The Company expects it will be required to make significant future contributions to the Pension Plan. Additionally, if the investments in the Pension Plan do not perform as expected, we may have to contribute additional amounts to Belo to fund the plan, which would otherwise be available to cover operating expenses.

Prior to the Distribution, some of the Company’s employees participated in the Pension Plan. Subsequent to the Distribution of A. H. Belo, Belo retained sponsorship of the Pension Plan and, jointly with A. H. Belo, oversees the investments of the Pension Plan. Belo administers benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan. As sponsor of the Pension Plan, Belo will be solely responsible for satisfying the funding obligations with respect to the Pension Plan fund as determined using actuarial assumptions. A. H. Belo is contractually obligated to reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan. The plan’s assets consist primarily of common stocks, fixed income securities and alternative investments. Market declines, longevity increases or legislative changes, such as the Pension Protection Act in the U.S., could result in a prospective increase the amount we must reimburse Belo which would result in a decrease in our available cash flow and net earnings over time.

We have identified a material weakness in our internal control over financial reporting, and our business may be adversely affected if we do not remediate this material weakness, or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

In connection with their evaluation of our disclosure controls and procedures, our chief executive officer (“CEO”) and chief financial officer (“CFO”) concluded that a material weakness exists in our internal control over financial reporting. This material weakness relates to a misapplication of U.S. generally accepted accounting principles in the selection of the accounting principle used to account for the Company’s contractual obligation to Belo Corp. (Belo) under the employee matters agreement entered into in conjunction with the Distribution. Specifically, the Company’s processes, procedures and controls related to financial reporting were not effective to ensure there was comprehensive analysis, documentation and review over the accounting for the Company’s contractual obligation to reimburse Belo for 60 percent of Belo’s future contributions to the Pension Plan in accordance with U.S. generally accepted accounting principles. As more fully described in Note 1 to our consolidated financial statements included in this report, our management and the Audit Committee of the Board of Directors (“Audit Committee”) concluded that the Company’s previously reported consolidated financial statements for the year ended December 31, 2008 should be restated to correct accounting errors resulting from this material weakness. We have identified a number of measures to strengthen our internal control over financial reporting and address the material weakness that we identified (See Item 9A. Controls and Procedures contained in this report). The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.

Item 1B.	Unresolved Staff Comments

None.

PAGE 12  A. H. Belo Corporation 2009 Annual Report on Form 10-K

Item 2.	Properties

A. H. Belo owns and operates a newspaper printing facility and distribution center in Plano, Texas (the “North Plant”), where it prints The Dallas Morning News and other publications. A. H. Belo also owns a distribution and collating facility for The Dallas Morning News in southern Dallas (the “South Plant”). During the third quarter of 2009, in an additional step to reduce costs, The Dallas Morning News elected to consolidate its production facilities and is in the process of relocating production equipment from the South Plant to the North Plant. The Company began marketing the South Plant for sale during the third quarter of 2009. Additional operations of The Dallas Morning News are housed in a four-story building (The Dallas Morning News building) and in parts of a separate 17-story office building (The Belo Building) in downtown Dallas.

In connection with the February 2008 Distribution and an assessment of their respective downtown Dallas real estate needs, A. H. Belo and Belo Corp. agreed to co-own, through the creation of a limited liability company (LLC), The Belo Building, related parking sites, and specified other downtown Dallas real estate. A. H. Belo and Belo each own 50 percent of the LLC and lease from the LLC 50 percent of the available rental space in The Belo Building and related parking sites under long-term leases that are terminable under various conditions. A third party real estate services firm, engaged by the LLC, manages The Belo Building and other real estate owned by the LLC.

In addition, in 2008, A. H. Belo and Belo Corp. consummated the exchange of certain real estate interests they and/or their subsidiaries owned in the approximate ten-acre downtown campus jointly used by The Dallas Morning News and Belo’s WFAA-TV and Texas Cable News (TXCN). As a result of the exchange, The Dallas Morning News owns contiguous parcels of land that it uses in its operations and the building known as the TXCN Building on The Dallas Morning News/WFAA campus. Belo and its subsidiaries have vacated the TXCN Building and relocated those operations to other locations. As part of the property exchange, The Dallas Morning News has leased a parcel of land to Belo and TXCN under a long-term ground lease which provides an option to purchase for nominal value. As a result of the exchange, WFAA-TV, TXCN and Belo own and lease under the ground lease contiguous parcels covering the land and improvements used by WFAA-TV and TXCN. In addition, WFAA-TV has entered into an arm’s-length lease with The Dallas Morning News for the lease of certain storage facilities in the parking garage located on The Dallas Morning News property.

A. H. Belo owns and operates a newspaper printing facility in Providence, Rhode Island for The Providence Journal. The remainder of The Providence Journal’s operations is housed in an owned, five-story building in downtown Providence.

A. H. Belo owns and operates a newspaper publishing facility and a commercial printing facility in downtown Riverside, California for The Press-Enterprise and other company and third-party publications. The Company owns a state-of-the-art media center for The Press-Enterprise built in 2007, which houses the non-production operations of The Press-Enterprise.

The Company has additional leasehold and other interests, which are not material, that are used in its activities. The Company believes its properties are in satisfactory condition and are well maintained and that such properties are adequate for present operations.

Item 3.	Legal Proceedings

On August 23, 2004, August 26, 2004 and October 5, 2004, three related lawsuits, later consolidated, were filed by purported shareholders of Belo Corp. in the United States District Court for the Northern District of Texas against Belo, Robert W. Decherd, and Barry T. Peckham, a former executive officer of The Dallas Morning News, arising out of the circulation overstatement at The Dallas Morning News. James M. Moroney III was added later as a defendant. The plaintiffs sought to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004, and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the District Court denied plaintiffs’ motion for class certification. On August 12, 2009, the United States Court of Appeals for the Fifth Circuit affirmed the District Court’s denial of class certification. On November 9, 2009, Belo and other parties to the consolidated lawsuit settled the lawsuit on terms that the Company considers favorable, without payment of any settlement amount that is material to the Company.

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and in March 2009, the court dismissed certain additional claims. A trial date is set for March 21, 2011. The Company believes the lawsuit is without merit and is defending vigorously against it.

On April 13, 2009, four former independent contractor newspaper carriers of The Press-Enterprise, on behalf of themselves and other similarly situated individuals, filed a purported class-action lawsuit against A. H. Belo, Belo, Press Enterprise Company,

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 13

and as yet unidentified defendants in the Superior Court of the State of California, County of Riverside. The complaint alleges that the defendants violated California laws by allegedly improperly categorizing the plaintiffs and the purported class members as independent contractors rather than employees, and in doing so, allegedly failed to pay minimum, hourly and overtime wages to the purported class members and allegedly failed to comply with other laws and regulations applicable to an employer-employee relationship. Plaintiffs and purported class members are seeking minimum wages, unpaid regular and overtime wages, unpaid rest break and meal period compensation, reimbursement of expenses and losses incurred by them in discharging their duties, payment of minimum wage to all employees who failed to receive minimum wage for all hours worked in each payroll period, penalties, injunctive and other equitable relief, and reasonable attorneys’ fees and costs. The Company believes the lawsuit is without merit and is vigorously defending against these claims.

In addition to the proceedings disclosed above, a number of other legal proceedings are pending against A. H. Belo, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity, or financial condition.

PART II

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The following table lists the high and low trading prices and the closing prices for Series A common stock as reported on the New York Stock Exchange for each of the quarterly periods in 2009 and 2008, and cash dividends attributable to each quarter for both the Series A and Series B common stock.

		High	Low	Close	Dividends
2009	Fourth quarter	$5.94	$3.05	$5.76	$–
	Third quarter	$4.00	$0.92	$3.23	$–
	Second quarter	$2.24	$0.93	$0.98	$–
	First quarter	$2.80	$0.59	$0.98	$–

2008	Fourth quarter	$5.12	$1.63	$2.18	$–
	Third quarter	$7.54	$4.58	$5.16	$0.375
	Second quarter	$12.03	$5.54	$5.70	$–
	First quarter (Since February 11, 2008)	$16.35	$10.45	$11.43	$0.250

The closing price of our Series A common stock as reported on the New York Stock Exchange on March 31, 2010 was $7.20. The approximate number of shareholders of record of our Series A and Series B common stock at the close of business on March 1, 2010 was 552 and 247, respectively.

The declaration and payment of dividends is subject to the discretion of A. H. Belo’s Board of Directors, and any determination as to the payment of such dividends, as well as the amount and timing of such dividends, will depend on, among other things, A. H. Belo’s results of operations and financial condition, earnings, capital requirements, debt covenants, other contractual restrictions, prospects, applicable law, general economic and business conditions, and other future factors that A. H. Belo’s Board of Directors deems relevant. The Company’s Credit Agreement allows the Company to pay dividends when the Company’s fixed charge coverage ratio exceeds 1.2 to 1.0 and the aggregate availability under the credit facility exceeds $15,000. A. H. Belo cannot provide any assurance that any dividends will be declared and paid due to the foregoing factors and the factors discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PAGE 14  A. H. Belo Corporation 2009 Annual Report on Form 10-K

Issuer Purchases of Equity Securities

The Company did not repurchase any Series A or Series B common stock during the quarter ended December 31, 2009.

Sales of Unregistered Securities

During the twelve-month periods ended December 31, 2009 and 2008, 260,826 shares and 144,080 shares of the Company’s Series B common stock were converted, on a one-for-one basis, into shares of Series A common stock, respectively. The Company did not register the issuance of these securities under the Securities Act in reliance upon the exemption under Section 3(a)(9) of the Securities Act.

Performance Graph

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares (1) the annual cumulative shareholder return on an investment of $100 on February 11, 2008, in A. H. Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with the cumulative total return, assuming reinvestment of dividends, of a similar investment in (2) companies on the Standard & Poor’s 500 Stock Index, and (3) the 2009 group of peer companies selected on a line-of-business basis and weighted for market capitalization. The Company’s peer group includes the following companies: Gannett Co, Inc., The E. W. Scripps Company, Journal Communications, Lee Enterprises, Inc., McClatchy Company, Media General, Inc. and The New York Times Company. A. H. Belo is not included in the calculation of peer group cumulative total shareholder return on investment.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 15

Item 6.	Selected Financial Data

The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 2009. Certain amounts for the prior years have been reclassified to conform to the current year presentation. The selected consolidated financial data for the years ended December 31, 2008 was derived from consolidated financial statements that have been restated to reflect adjustments that are further discussed in Note 1 to the Consolidated Financial Statements. For a more complete understanding of this selected financial data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto.

	As of and For the Years Ended December 31,
In thousands (except per share amounts)	2009	2008	2007		2006		2005
		(as restated)
Total net operating revenues	$518,348	$637,314		$738,668		$817,733		$822,344
Total operating costs and expenses(a)	636,659	699,271		1,056,100		760,376		721,251

(Loss) earnings from operations	(118,311)	(61,957)		(317,432)		57,357		101,093
Total other (expense) income(b)	(2,059)	(3,420)		(31,067)		(30,310)		(22,913)
Income tax (benefit) expense	(12,475)	(15,857)		(1,487)		11,868		30,361

Net (loss) income(a)	$(107,895)	$(49,520)		$(347,012)		$15,179		$47,819

Total assets	$404,427	$552,263		$619,710		$994,815		$981,661
Long-term portion of notes payable to Belo Corp(c)	$–	$–		$378,916		$353,893		$332,710
Cash dividends declared per common share	$–	$0.625	$	N/A	$	N/A	$	N/A

(a)	Total operating expense for the year ended December 31, 2009 includes a charge of $80,940 for the impairment of goodwill at The Providence Journal, asset impairment charges of $21,716 at The Dallas Morning News and asset impairment charges of $3,712 at the corporate level. Total operating expense for the year ended December 31, 2008 includes a charge of $14,145 for the impairment of goodwill at The Press-Enterprise. Total operating expenses for the year ended December 31, 2007 include a charge of $344,424 for the impairment of goodwill at The Press-Enterprise and The Providence Journal.

(b)	Other income and expense includes $0, $2,983, $34,834, $31,814 and $23,661 for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively, for interest on notes payable to Belo (see the Consolidated Financial Statements, Note 9 — Long- term Debt).
(c)	Amounts represent the long-term portion of notes payable to Belo (see the Consolidated Financial Statements, Note 9 — Long-term Debt).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results for 2008 have been restated to reflect the adoption of the multiemployer pension plan provisions of ASC No. 715 “Compensation-Retirement Benefits” under which it recognizes as net pension cost the required contribution for each period and recognizes as a liability any reimbursement obligation due and unpaid. No contributions were required for the years ended December 31, 2009 or 2008.

OVERVIEW

A. H. Belo

A. H. Belo Corporation, headquartered in Dallas, Texas, is a distinguished news and information company that owns and operates three daily newspapers and 11 associated Web sites, with publishing roots that trace to The Galveston Daily News, which began publication in 1842. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper; The Providence Journal (www.projo.com), the oldest major daily newspaper of general circulation and continuous publication in the U.S.; and The Press-Enterprise (www.pe.com), serving southern California’s Inland Empire region. These newspapers publish extensive local, state, national and international news. In addition, the Company publishes various additional publications targeting niche audiences, and owns direct mail and commercial printing and distribution businesses.

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

PAGE 16  A. H. Belo Corporation 2009 Annual Report on Form 10-K

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

Basis of Presentation

The consolidated financial statements in this Annual Report on Form 10-K include the accounts of A. H. Belo comprising its newspaper businesses and related assets. Operating expenses in the income statements prior to February 8, 2008 reflect all of the direct expenses of the business together with allocations of certain Belo Corp. corporate expenses that have been charged to the Company based on use or other methodologies which the Company believes were appropriate for such expenses. See Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies. In our opinion, these assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. Certain A. H. Belo and Belo operating units currently share news and information content at no cost to the recipient.

The financial information for the periods prior to February 8, 2008 included in this Annual Report may not reflect what A. H. Belo’s results of operations, financial position, and cash flows would have been had it been a separate public company during the periods presented or be indicative of what its results of operations, financial position, and cash flows may be in the future as a separate public company. A. H. Belo’s financial information for the periods prior to February 8, 2008 reflects allocations for services historically provided by Belo, and the Company expects these allocated costs to be different from the actual costs A. H. Belo will incur for these services in the future as a separate public company, including with respect to actual services. Subsequent to February 8, 2008, these services are being provided by Belo under a services agreement and other inter-company agreements. In some instances, the costs incurred for these services as a separate public company may be higher than the share of total Belo expenses allocated to A. H. Belo prior to February 8, 2008. In addition, the financial information for the periods prior to February 8, 2008 does not reflect the increased costs associated with being a separate public company, including expected changes in our cost structure, personnel needs, financing, and operations of our business as a result of the Distribution.

RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

Consolidated Results of Operations for the Years Ended December 31, 2009, 2008 (restated) and 2007

		Percentage	2008	Percentage
Twelve Months Ended December 31,	2009	Change	(as restated)	Change	2007
Net operating revenues	$518,348	(18.7)%	$637,314	(13.7)%	$738,668
Operating costs and expenses	636,659	(9.0)%	699,271	(33.8)%	1,056,100
Other expense, net	(2,059)	39.8%	(3,420)	89.0%	(31,067)

Loss before income taxes	(120,370)	84.1%	(65,377)	(81.2)%	(348,499)
Income tax benefit	(12,475)	(21.3)%	(15,857)	966.4%	(1,487)

Net loss	$(107,895)	117.9%	$(49,520)	(85.7)%	$(347,012)

The following table summarizes the net operating revenues for each of A. H. Belo’s three daily newspapers for the years ended December 31, 2009, 2008 and 2007:

		Percentage		Percentage
Twelve Months Ended December 31,	2009	Change	2008	Change	2007
The Dallas Morning News	$332,183	(17.8)%	$404,214	(11.6)%	$457,418
The Providence Journal	105,555	(19.7)%	131,469	(13.3)%	151,575
The Press-Enterprise	80,610	(20.7)%	101,631	(21.6)%	129,675

Total net operating revenues	$518,348	(18.7)%	$637,314	(13.7)%	$738,668

Total revenues decreased approximately 18.7 percent in 2009 when compared to 2008 and 13.7 percent in 2008 when compared to 2007. Total newspaper advertising revenues were down approximately 27.3 percent in 2009 when compared to

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 17

2008 and 19.3 percent in 2008 when compared to 2007. Advertising revenues associated with the Company’s Web sites decreased approximately 17.7 percent in 2009 when compared to 2008 and decreased 12.0 percent in 2008 when compared to 2007. The Company expects newspaper advertising revenues to continue to decrease in 2010.

Net Operating Revenues

The table below presents the components of A. H. Belo’s net operating revenues for the last three years:

		Percentage		Percentage
Twelve Months Ended December 31,	2009	Change	2008	Change	2007
Advertising	$352,368	(27.3)%	$484,437	(19.3)%	$600,335
Circulation	136,549	10.7%	123,381	9.5%	112,635
Other	29,431	(0.2)%	29,496	14.8%	25,698

Net operating revenues	$518,348	(18.7)%	$637,314	(13.7)%	$738,668

In 2009, advertising revenue accounted for 68.0 percent of the Company’s total revenues compared to 76.0 percent in 2008 and 81.3 percent in 2007. In 2009, circulation revenue accounted for 26.3 percent of the Company’s total revenues compared to 19.4 percent in 2008 and 15.2 percent in 2007. The change in the mix of revenue is due to declines in advertising combined with increased pricing for circulation. In all three years, commercial printing and distribution made up most of the remainder of the Company’s revenues.

The Company’s revenues were adversely affected by economic and operating pressures. Advertising expense budgets tend to be reduced more than other expenses in times of economic uncertainty or recession. The continued economic slowdown adversely affected advertising demand and the Company’s business, financial condition and results of operations. Total advertising revenue, including print and Internet revenue, was down 27.3 percent for the year ended December 31, 2009 when compared to the year ended December 31, 2008. Retail advertising revenue was down 27.4 percent, general advertising revenue was down 19.7 percent, and classified advertising revenue (exclusive of Internet revenue) was down 41.0 percent in the year ended December 31, 2009 when compared to the year ended December 31, 2008.

The table below presents the components of The Dallas Morning News net operating revenues for the last three years:

		Percentage		Percentage
Twelve Months Ended December 31,	2009	Change	2008	Change	2007
Advertising	$220,972	(26.4)%	$300,099	(18.1)%	$366,516
Circulation	88,554	10.6%	80,097	14.0%	70,244
Other	22,657	(5.7)%	24,018	16.3%	20,658

Total net operating revenues	$332,183	(17.8)%	$404,214	(11.6)%	$457,418

Net operating revenues for The Dallas Morning News decreased by $72,032, or 17.8 percent, in the year ended December 31, 2009, as compared to the year ended December 31, 2008. Advertising revenues decreased by $79,128, or 26.4 percent, in the year ended December 31, 2009, compared to the year ended December 31, 2008, due to declines in substantially all categories included in retail, general and classified. Retail advertising revenue decreased $16,129, or 23.2 percent, general advertising revenue decreased $6,778, or 17.9 percent, and classified advertising revenue decreased $27,125, or 45.4 percent. Circulation revenue increased $8,457, or 10.6 percent, for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to an increase in home delivery and single copy prices.

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

PAGE 18  A. H. Belo Corporation 2009 Annual Report on Form 10-K

The following table presents the components of The Providence Journal net operating revenues for the last three years:

		Percentage		Percentage
Twelve Months Ended December 31,	2009	Change	2008	Change	2007
Advertising	$71,014	(30.9)%	$102,704	(18.4)%	$125,874
Circulation	32,953	18.7%	27,765	10.7%	25,072
Other	1,588	58.8%	1,000	59.0%	629

Total net operating revenues	$105,555	(19.7)%	$131,469	(13.3)%	$151,575

Net operating revenues for The Providence Journal decreased by $25,914, or 19.7 percent, in the year ended December 31, 2009, compared to the year ended December 31, 2008. Advertising revenues decreased $31,690, or 30.9 percent, for the year ended December 31, 2009, compared to the year ended December 31, 2008, due to declines in substantially all categories included in retail and classified. Retail advertising revenues decreased $11,880, or 35.4 percent, and classified advertising revenue decreased $8,717, or 30.6 percent. Circulation revenue increased $5,188, or 18.7 percent, in the year ended December 31, 2009, compared to the year ended December 31, 2008, due to rate increases in home delivery and single copy prices.

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

The table below presents the components of The Press-Enterprise net operating revenues for the last three years:

		Percentage		Percentage
Twelve Months Ended December 31,	2009	Change	2008	Change	2007
Advertising	$60,383	(26.0)%	$81,634	(24.4)%	$107,945
Circulation	15,041	(3.1)%	15,519	(10.4)%	17,319
Other	5,186	15.8%	4,478	1.5%	4,411

Total net operating revenues	$80,610	(20.7)%	$101,631	(21.6)%	$129,675

Net operating revenues for The Press-Enterprise decreased $21,021, or 20.7 percent, in the year ended December 31, 2009, compared to the year ended December 31, 2008. Advertising revenues decreased $21,251, or 26.0 percent, in the year ended December 31, 2009, compared to the year ended December 31, 2008, due to declines in substantially all categories included in retail, general and classified. Retail advertising revenues decreased $3,961, or 29.2 percent, general advertising revenues decreased $2,559, or 29.1 percent, and classified advertising revenues decreased $8,954, or 42.3 percent. Circulation revenue decreased $478, or 3.1 percent, for the year ended December 31, 2009, compared to the year ended December 31, 2008, due to less discounting.

Net operating revenues for The Press-Enterprise decreased $28,044, or 21.6 percent, in the year ended December 31, 2008, compared to the year ended December 31, 2007. Advertising revenues decreased $26,311, or 24.4 percent, in the year ended December 31, 2008, compared to the year ended December 31, 2007, due to declines in substantially all categories included in retail, general and classified. Retail advertising revenues decreased $3,698, or 21.4 percent, general advertising revenues decreased $1,098, or 11.1 percent, and classified advertising revenues decreased $18,886, or 47.1 percent. Circulation revenue decreased $1,800, or 10.4 percent, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to eliminating home delivery in certain geographic areas.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 19

Operating Costs and Expenses

The table below presents the components of the Company’s operating expenses for the last three years:

		Percentage	2008	Percentage
Twelve Months Ended December 31,	2009	Change	(as restated)	Change	2007
Salaries, wages and employee benefits	$214,600	(24.5)%	$284,285	(4.5)%	$297,630
Other production, distribution and operating costs	209,327	(15.7)%	248,423	(4.2)%	259,231
Newsprint, ink and other supplies	60,987	(35.5)%	94,608	(7.7)%	102,501
Asset impairments	106,389	469.5%	18,680	(94.6)%	344,424
Depreciation	38,857	(16.9)	46,776	2.1	45,815
Amortization	6,499	–	6,499	–	6,499

Total operating costs and expenses	$636,659	(9.0)	$699,271	(33.8)	$1,056,100

In the year ended December 31, 2009, the Company’s operating costs and expenses decreased $62,612 or 9.0 percent, as compared to the prior year period. This decrease was due to declines in all operating expense categories, except asset impairment expense. Salaries, wages and employee benefits decreased $69,685, or 24.5 percent, for the year ended December 31, 2009, when compared to the same period in 2008, due to restructuring and cost reduction initiatives undertaken during 2008 and 2009 that included headcount reductions, benefit reductions and salary reductions. Other production, distribution and operation costs decreased $39,096, or 15.7 percent, for the year ended December 31, 2009, when compared to the same period in 2008. This decrease is related to decreases in distribution expense, outside services and outside solicitation expense from continuing cost controls and reduction of each newspaper’s circulation footprint. Newsprint, ink and other supplies decreased $33,621, or 35.5 percent, for the year ended December 31, 2009, when compared to the same period in 2008. This decrease is related to a decrease in newsprint consumed, due to a reduction in circulation footprint and a lower volume of printed pages, and a reduction in newsprint prices. During 2009, the Company’s publishing operations used approximately 71,010 metric tons of newsprint at an average purchase price per ton of $575 compared to 111,981 metric tons at an average purchase price per ton of $702 in 2008. During 2009, the Company recorded a goodwill impairment charge at The Providence Journal of $80,940, an asset impairment charge at The Dallas Morning News of $20,000 related to impairment of the South Plant and additional impairments of $5,449 related to software and computer hardware no longer being used. (See the Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies, for additional information related to the goodwill impairment at The Providence Journal and for additional information related to the impairment of the South Plant.) Depreciation expense decreased $7,919, or 16.9 percent, for the year ended December 31, 2009, compared to the same period in 2008. This decrease is primarily due to lower depreciable assets in service due to disposals and impairments.

Accounting guidance related to goodwill requires that goodwill be tested for impairment using the two-step method at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company measures the fair value of its reporting units annually on December 31. The goodwill impairment test initially consists of the comparison of the implied fair value of a reporting unit with its carrying value. For the Company, a reporting unit consists of the newspaper operations in each geographic area. The Company performed its annual goodwill impairment testing as of December 31, 2009 and December 31, 2008 and based on the results, recognized no additional impairment in 2009 and recognized impairment charges to write off the remaining goodwill attributable to The Press-Enterprise of $14,145 in 2008. In 2007, the Company recognized impairment charges to goodwill attributable to The Providence Journal of $242,794 and The Press-Enterprise of $101,630. The impairment charges resulted primarily from a decline in the estimated fair value of the individual businesses due to lower than estimated market growth rates and margins versus prior year estimates. (See the Consolidated Financial Statements, Note 3 — Goodwill and Intangible Assets, for more information). Goodwill impairment is a non-cash charge to earnings and, as such, does not affect the Company’s liquidity, cash flows from operating activities or debt covenants, or have any impact on future operations.

In the year ended December 31, 2008, the Company’s operating costs and expenses decreased $356,829, or 33.8 percent, as compared to the prior year period, primarily due to goodwill impairment of $14,145 recorded in 2008 as compared to goodwill impairment of $344,424 recorded in 2007. In 2008, the Company recorded an impairment charge of $4,535 on a 26-year-old printing press.

The Company experienced decreases in other production, distribution and operating costs and a decrease in newsprint, ink and other supplies. Other production, distribution and operating costs decreased $10,808, or 4.2 percent, for the year ended December 31, 2008, compared to the year ended December 31, 2007. This decrease was primarily due to lower expenses for outside services and lower advertising and promotion expenses. Newsprint, ink and other supplies decreased $7,893, or 7.7 percent, for the year ended December 31, 2008, compared to the year ended December 31, 2007, due to a decrease in

PAGE 20  A. H. Belo Corporation 2009 Annual Report on Form 10-K

newsprint consumption. During 2008, the Company’s publishing operations consumed approximately 111,981 metric tons of newsprint at an average purchase price of $702 per metric ton. Consumption of newsprint in 2007 was approximately 136,546 metric tons at an average cost per metric ton of $586.

Interest expense decreased $2,646, or 65.7 percent, for the year ended December 31, 2009, compared to the year ended December 31, 2008. This decrease is related to the reduction in borrowings from Belo Corp. As of February 8, 2008, in connection with the Distribution of the Company, Belo Corp. contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by A. H. Belo and its subsidiaries or assigned indebtedness to the Company. This effectively settled A. H. Belo’s notes payable balances owed to Belo. As a result, no interest expense for these notes was accrued after February 8, 2008.

Interest expense decreased $30,806, or 88.4 percent, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The decrease in interest paid to Belo Corp., resulting from the elimination of debt to Belo in connection with the Distribution, was partially offset by interest expense of approximately $121 related to the Company’s credit facility entered into subsequent to February 8, 2008.

Other (expense) income, net, increased $1,285, or 211.7 percent, in 2009 when compared to 2008. This is primarily due to the decision made by the Company to write off investments and/or loans previously made in startup companies. The Company had invested or loaned approximately $2,334 for non-controlling ownership interests in these startup companies. As part of the Company’s periodic review of its investments, the Company made the decision that these previously invested amounts were permanently impaired and no longer had value. This decision that the investments or loans were impaired was made due to the ongoing lack of success of the companies. These write offs were partially offset by a sales tax refund and the gain on the sale of a subsidiary.

Other (expense) income, net, decreased $3,159, or 83.9 percent, in 2008 when compared to 2007. This is primarily due to a gain recognized on the disposal of land and a building in Dallas, Texas in 2007 that was not used in the ordinary course of business.

Income tax benefit decreased $3,382 in 2009 when compared to 2008. This decrease in tax benefit was primarily attributable to lower taxable loss and adjustments made for the valuation allowance. The effective tax rates for 2009, 2008, and 2007 were 10.4 percent, 24.3 percent, and 0.4 percent, respectively.

As of December 31, 2009, the Company incurred prior year losses and projected current year federal and state net operating losses of $4,003. These net operating losses can be carried back to prior taxable years and carried forward to offset future taxable income. These losses will begin to expire in the years 2030 and 2031 if not utilized. In accordance with the amended tax matters agreement, the Company may enter into an agreement with Belo to file a claim to carry back a portion of these losses and recoup prior taxes paid.

Applicable accounting guidance related to income taxes places a threshold for recognition of deferred tax assets based on whether it is more likely than not that these assets will be realized. In making this determination, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, tax planning strategies and recent financial results. Based on the criteria established in the accounting guidance, the Company established a valuation allowance in 2009 as it is more likely than not a portion of the benefits derived from certain deferred tax assets may not be realized.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. At December 31, 2009 and 2008, the Company had deferred tax assets of $18,451 and $23,475, respectively. These deferred tax assets were partially offset by valuation allowances of $3,405 and $0, respectively, and further reduced by deferred tax liabilities of $15,269 and $25,909, respectively. The establishment of the valuation allowance is primarily due to the Company’s determination that some of the deferred tax assets may not be realized. The Company will continue to evaluate the ability to realize its deferred tax assets in accordance with the applicable accounting guidance and will adjust the amount of such allowance if necessary.

The amended tax matters agreement between Belo and the Company addresses the carry back of tax losses. After the tax matters agreement was amended, Belo amended the previously filed 2007 consolidated tax return to generate an $11,978 federal income tax refund. As discussed in Note 8 to the Consolidated Financial Statements, Belo and the Company agreed that the refund will be held by Belo on the Company’s behalf and applied towards the Company’s future obligations to reimburse Belo for a portion of its contributions to the Belo-sponsored pension plan. The Company intends to analyze the benefit of entering into a similar letter agreement to address the 2009 projected net operating loss.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 21

On January 1, 2007, the Company adopted the applicable accounting for uncertainty in income taxes. This accounting guidance clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of the new accounting guidance, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for all open tax years. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax returns in three states. The Company’s federal income tax returns for the years subsequent to December 31, 2006 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions where the Company operates remain subject to examination for various periods subsequent to December 31, 2001. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its significant income tax filing positions and deductions would be sustained. Therefore, the Company has no reserves required by the applicable accounting guidance.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K concerning A. H. Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, Pension Plan contributions, future financings, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; challenges in achieving expense reduction goals, and on schedule, and the resulting potential effect on operations; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures, and investments; returns on Pension Plan assets; general economic conditions; significant armed conflict; and other factors beyond our control, as well as other risks described elsewhere in this Annual Report on Form 10-K and in the Company’s other public disclosures, and filings with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

A. H. Belo’s financial statements are based on the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical accounting policies currently affecting A. H. Belo’s financial position and results of operations. See the Consolidated Financial Statements, Note 1–Summary of Significant Accounting Policies, for additional information concerning significant accounting policies.

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

The Company’s intangible assets and goodwill result from its significant business acquisitions, which occurred prior to 1998. In connection with these acquisitions, the Company obtained appraisals of the significant assets purchased. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. At December 31, 2009, A. H. Belo had net investments of $203,329 in property, plant and equipment, $24,582 in goodwill, and $27,427 in intangible assets, which consist of subscriber lists.

PAGE 22  A. H. Belo Corporation 2009 Annual Report on Form 10-K

As required by applicable accounting guidance, the Company assesses goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. The Company performs the impairment testing at its three newspaper operating units. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate and private and public market trading multiples for newspaper assets. See Consolidated Financial Statements, Note 3–Goodwill and Intangible Assets, for a discussion of the impairment charges taken.

During the three months ended March 31, 2009, primarily based upon the continued declining economic environment which resulted in a larger than anticipated decline in advertising demand during the first quarter of 2009 and potentially the remainder of the year, the Company determined that sufficient evidence existed to require it to perform an interim goodwill impairment analysis. During the first quarter of 2009, the Company performed the first step of its interim goodwill impairment test for both The Dallas Morning News and The Providence Journal. The Company uses the discounted cash flows method to determine fair value of its operating units. The use of discounted cash flows is based on assumptions requiring significant judgment regarding revenue growth rates, margins, discount factors and tax rates. The assumptions used in the step one analysis were consistent with the Company’s then current estimates and projections, some of which differ from the assumptions used for the annual impairment testing in December 2008. The change in assumptions was driven by greater than anticipated declines in revenue in the first quarter of 2009, which resulted in lower margins despite significant cost reductions.

The step one analysis results indicated a potential goodwill impairment existed at The Providence Journal, but not at The Dallas Morning News. While the step one analysis for both reporting units reflected significant declines in forecasted advertising revenue based on the results from the first three months of 2009, when the analysis was performed, The Dallas Morning News expected to continue to produce sufficient margins such that the carrying amount of its goodwill was not impaired. In performing the step one analysis for The Dallas Morning News, management also considered the sensitivity of its assumptions to additional risk and concluded that the step one analysis would continue to not indicate impairment with more conservative inputs. However, due to the relative size of the carrying amount and estimated fair value of The Providence Journal, its margins were impacted such that the carrying amount of the reporting unit exceeded its estimated fair value. Therefore, the Company performed the second step of the goodwill impairment analysis, which involves calculating the implied impairment of goodwill for The Providence Journal. The second step involved allocating the estimated fair value of the operating unit to all of its assets and liabilities, except goodwill, and comparing the residual fair value to the carrying amount of goodwill of The Providence Journal. During the first quarter of 2009, the Company determined the goodwill related to The Providence Journal was impaired and recorded a non-cash goodwill impairment charge of $80,940. After recording the impairment charge, no goodwill remained related to The Providence Journal.

At December 31, 2009, the Company performed it annual goodwill impairment testing and determined there was no additional goodwill impairment.

As a result of the annual goodwill assessment performed as of December 31, 2008, the Company incurred a non-cash charge to goodwill of approximately $14,145 in the fourth quarter of 2008 related to impairment at The Press-Enterprise. As a result of the annual goodwill assessment performed as of December 31, 2007, the Company incurred a non-cash charge to goodwill of approximately $344,424 in the fourth quarter of 2007 related to goodwill impairment at two of the Company’s reporting units: The Providence Journal and The Press-Enterprise. There is no tax effect related to these impairment charges, and these non-cash charges will not affect the Company’s liquidity, cash flows from operating activities, debt covenants, or have any effect on future operations.

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of the carrying amount to the future net cash flows the property and equipment is expected to generate. During the three months ended September 30, 2009, in an additional step to reduce its cost structure, The Dallas Morning News elected to consolidate its production facilities and is in the process of relocating production equipment from the South Plant to its North Plant where the newspapers are printed. The South Plant was built in 2007 and is utilized by The Dallas Morning News for the collating and assembly of the preprint packages included in the Sunday paper. The Company, with the assistance of a third party, estimated the market value of the South Plant based on market information for comparable properties in the Dallas-Fort Worth area. The estimated market value was compared to carrying value and, as a result, the Company recorded $20,000 of impairment expense to align the carrying value with estimated market value, less selling costs. The Company began marketing the South Plant for sale during the third quarter of 2009.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 23

Based on assessments done during the year ended December 31, 2008, the Company recorded an impairment loss related to a 26-year-old printing press of $4,535. Based on assessments performed during the year ended December 31, 2007, the Company did not record any impairment losses related to property, plant, and equipment.

Pension Liability.     Some of the Company’s employees participated in the Pension Plan which covered employees who elected to continue participation in the Pension Plan when it was frozen to new participants in 2000 (for employees other than members of the Providence newspaper guild) and in 2004 (for members of the Providence newspaper guild). The benefits are based on years of service and the average of the employee’s five consecutive years of highest annual compensation earned during the most recently completed ten years of employment. Certain information regarding the Pension Plan is included below.

Belo froze benefits under the Pension Plan effective March 31, 2007. As part of the curtailment of the Pension Plan, Belo and A. H. Belo provide transition benefits to affected employees, including the granting of five years of additional credited service under the Pension Plan and supplemental contributions for a period of up to five years to a defined contribution plan.

Subsequent to the Distribution, Belo retained sponsorship of the Pension Plan and, jointly with A. H. Belo, oversees the investments of the Pension Plan. Belo administers benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan. As sponsor of the Pension Plan, Belo is solely responsible for satisfying the funding obligations with respect to the Pension Plan and retains sole discretion to determine the amount and timing of any contributions required to satisfy such funding obligations. By prior agreement, A. H. Belo is contractually obligated to reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan. As of the date of the Distribution, A. H. Belo had accrued $3,096 for such future contributions related to future payments and as of December 31, 2008, A. H. Belo had accrued $17,096, for such future contributions related to future payments, which were disclosed at December 31, 2008 to potentially range between $17,100 and $91,000.

During the Company’s audit of its December 31, 2009 financial statements, a potential misapplication of U.S. generally accepted accounting principles (“GAAP”) was identified in the selection of the accounting principle used to account for its contractual obligation to Belo under the employee matters agreement entered into in conjunction with Distribution. The Company re-evaluated the facts and circumstances and accounting literature related to this contractual obligation and as a result, concluded it incorrectly accounted for the contractual obligation. In substance, the obligation under the employee matters agreement is analogous to a multiemployer plan and the Company determined it should follow the multiemployer pension plan accounting principle.

As a result, A. H. Belo has adopted the multiemployer pension plan provisions of ASC No. 715 “Compensation-Retirement Benefits” under which it recognizes as net pension cost the required contribution for each period and recognizes as a liability any reimbursement obligation due and unpaid. No contributions were required for the years ended December 31, 2009 or 2008.

Accordingly, the Company has restated its consolidated financial statements to correct the error in the selection of the accounting principle. The restatement resulted in the Company reversing $3,096 of Pension Plan liability recorded on its books through additional paid-in capital at the time of the Distribution, reversing $14,000 of Pension Plan expense and additional liability recorded at December 31, 2008 and the related $1,217 tax effect due to the reversal of a $5,315 Pension Plan deferred tax asset off-set by a $4,085 valuation allowance, and related $(2,361) tax effect recorded at March 31, 2009, due to the ability to off-set a portion of first quarter losses against the December 31, 2008 restated deferred tax liability balance. The previously reported fiscal year 2008 net loss of $62,203 or $3.04 per share has been restated to a net loss of $49,520 or $2.42 per share. These adjustments are non-cash and do not impact the Company’s credit agreement. The nature and impact of these adjustments are described in the Notes to Consolidated Financial Statements, in Note 1 — Summary of Significant Accounting Policies — Restatement of 2008 Consolidated Financial Statements and Note 15 — Quarterly Results of Operations (unaudited).

A. H. Belo anticipates its portion of the 2010 contributions to the Pension Plan will be approximately $8,600. Belo is holding approximately $12,000 on deposit on behalf of A. H. Belo to apply to A. H. Belo’s 2010 and other future reimbursement obligations. As disclosed in Belo’s December 31, 2009 Form 10-K, the Pension Plan was underfunded at December 31, 2009 by $196,000, of which 60 percent is $118,000. A. H. Belo expects it will be required to make significant future contributions to the Pension Plan.

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

PAGE 24  A. H. Belo Corporation 2009 Annual Report on Form 10-K

reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

Share-Based Compensation.     The Company records the compensation expense related to its stock options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited. The Company records the compensation expense related to its restricted stock units using the fair value as of the date of grant.

Taxes.     In accordance with the applicable accounting guidance relating to income taxes, the Company recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company also assesses the realizability of these deferred tax assets, and establishes a valuation allowance in accordance with the applicable accounting guidance if the realizability threshold of more likely than not is not met. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codificationtm (the “Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company implemented the Codification in its Form 10-Q for the quarter ended September 30, 2009. The adoption of the Codification did not affect reported results of operations, financial condition or cash flows.

In December 2007, the FASB issued ASC 805, “Business Combinations.” ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 was effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company expects ASC 805 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, that are consummated after the effective date.

Liquidity and Capital Resources

On February 4, 2008, the Company entered into a $100,000 senior revolving credit facility (the “2008 Credit Agreement”), with JP Morgan Chase Bank, N.A., J.P. Morgan Securities, Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other parties thereto. The 2008 Credit Agreement was effective as of the Distribution Date and may be used for future working capital needs and other general corporate purposes, including letters of credit.

As of September 30, 2008, the Company was not in compliance with the fixed charge coverage ratio as required by its credit facility. During the fourth quarter of 2008, the Company’s bank group approved an amendment and waiver to its credit facility.

On January 30, 2009, the Company entered into an amendment and restatement of the 2008 Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement was effective as of January 30, 2009 with a maturity date of April 30, 2011. The Amended and Restated Credit Agreement provided for a $50,000 working capital facility that is subject to a borrowing base and other covenants and restrictions, including maintaining defined financial ratios, restrictions on capital expenditures and dividends and limitations on indebtedness, liens, and asset sales. In connection with the Amended and Restated Credit Agreement, the Company and each of its specified subsidiaries entered into an Amended and Restated Pledge and Security Agreement granting a security interest in all personal property and other assets now owned or thereafter acquired.

On December 3, 2009, the Company entered into the Second Amendment (“Second Amendment”) to the Amended and Restated Credit Agreement (the Amended and Restated Credit Agreement as so amended, the “Credit Agreement”). Among

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 25

other matters, the Second Amendment to the Credit Agreement extends the maturity date of the credit facility from April 30, 2011 to September 30, 2012, reduces the total commitment amount from $50,000 to $25,000, and releases certain real property securing the facility. The amended facility remains subject to a borrowing base. If borrowing capacity under the amended credit facility becomes less than $17,500, then a fixed charge coverage ratio covenant of 1:1 will apply. The Second Amendment also makes certain minor administrative amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009. The decrease in the Company’s revolving credit facility from $50,000 to $25,000 was a decision made by management. Management concluded that based on estimated future borrowing needs, the cost of the revolving credit facility, and borrowing base availability, $25,000 was sufficient to meet the Company’s borrowing needs. The borrowing base is calculated using eligible accounts receivable and inventory, as defined in the Credit Agreement. A decrease in the borrowing base could create a situation that would limit the Company’s borrowing capacity. At December 31, 2009, the Company had eligible collateral to secure the Credit Agreement of $44,202, resulting in a borrowing base of $25,000. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $18,871 of borrowing capacity available under the Credit Agreement as of December 31, 2009.

By agreement with the banks party to the Company’s Amended and Restated Credit Agreement dated as of January 30, 2009, the Company’s and certain of its subsidiaries’ obligations to deliver financial statements for the fiscal year ended December 31, 2009 and the related certification of a Financial Officer and the certification of the Company’s accounting firm and financial statements for the fiscal months ended January 31,2010 and February 28, 2010 and the related certifications of a Financial Officer to the banks has been extended until April 30, 2010.

Operating Cash Flows and Liquidity

Net cash provided by operations was $30,297, $28,928 and $62,147 in the years ended December 31, 2009, 2008, and 2007, respectively. The changes in cash flows from operations are caused primarily by changes in net earnings (loss) and normal changes in working capital requirements. The Company used net cash provided by operations to fund capital expenditures and to further invest in a joint venture.

At December 31, 2009, the Company’s working capital was $46,252 compared to $4,172 at December 31, 2008, an improvement of $42,080. This improvement resulted from an increase of $2,642 in current assets and a decrease in current liabilities of $39,438. This increase in working capital reflects higher cash levels and lower debt levels, lower accounts payable and lower other accrued expenses. Management expects that current working capital, cash flow from operations and the ability to borrow under the Company’s revolving credit facility should be adequate to enable the Company to fund its current obligations.

Investing Cash Flows

Net cash flows used for investing activities were $5,731, $23,068 and $43,002 in the years ended December 31, 2009, 2008, and 2007, respectively. These cash flows are primarily attributable to capital expenditures and investments in joint ventures. The investments made are long-term in nature and are not readily convertible into cash.

Capital Expenditures

Total capital expenditures were $11,431, $18,089 and $41,117 in 2009, 2008 and 2007, respectively. These were primarily for the Company’s facilities and equipment and corporate-driven technology initiatives. The Company expects to finance future capital expenditures, which are expected to total approximately $10,000 in 2010, using cash generated from operations and, when necessary, borrowings under the Credit Agreement.

In the first quarter 2007, the Company took possession of a new distribution and collating facility for The Dallas Morning News in southern Dallas (the “South Plant”). The total cost of the South Plant land, improvements, buildings and equipment was approximately $50,000. Of the total estimated costs, approximately $48,173 was incurred as of December 31, 2007. During the three months ended September 30, 2009, in an additional step to reduce its cost structure, The Dallas Morning News elected to consolidate its production facilities and is in the process of relocating production equipment from the South Plant to its North Plant where the newspapers are printed. The Company, with the assistance of a third party, estimated the market value of the South Plant based on market information for comparable properties in the Dallas-Fort Worth area. The estimated market value was compared to carrying value and, as a result, the Company recorded $20,000 of impairment expense to align the carrying value with estimated market value, less selling costs. The Company began marketing the South Plant for sale during the third quarter of 2009.

PAGE 26  A. H. Belo Corporation 2009 Annual Report on Form 10-K

In the first quarter 2007, The Press-Enterprise moved into its new 150,000-square foot, five-story office building to centralize all news, editorial, advertising, sales and marketing, technology, production support, and administrative functions. The total cost of the project was approximately $40,000. Of the total estimated costs, approximately $35,522 was incurred as of December 31, 2007.

Financing Cash Flows

Net cash flows used in financing activities were $9,997, $2,800 and $22,792 in the years ended December 31, 2009, 2008, and 2007, respectively. The cash used in 2009 was used to reduce the outstanding amount under the Company’s credit facility. The cash flows in 2008 and 2007 are primarily attributable to dividends and distributions paid to Belo Corp., offset by borrowings from Belo Corp. pursuant to notes payable. In conjunction with the Distribution, Belo Corp. contributed to the capital of A. H. Belo and its subsidiaries the net inter-company indebtedness owed by A. H. Belo and its subsidiaries to Belo Corp. or assigned the indebtedness to A. H. Belo.

Contractual Obligations

The table below summarizes the following commitments of the Company as of December 31, 2009. See also Consolidated Financial Statements, Note 11 — Commitments.

Nature of Commitment	Total	2010	2011	2012	2013	2014	Thereafter
Capital expenditures and licenses	$275	$250	$25	$–	$–	$–	$–
Non-cancelable operating leases	19,586	4,294	3,547	2,984	2,391	2,173	4,197

Total	$19,861	$4,544	$3,572	$2,984	$2,391	$2,173	$4,197

The contractual obligations table does not include the Company’s contractual obligation to reimburse Belo for 60 percent of Belo’s future contributions to the Pension Plan due to significant uncertainties regarding the assumptions involved in making such minimum funding projections, including (i) interest rate levels; (ii) asset returns, and (iii) what, if any, changes will occur to regulation requirements. While subject to change, the total contribution amounts to the Pension Plan for 2010 and 2011, under current regulations, are estimated to be $14,277 and $38,100, respectively, with A. H. Belo’s obligation being $8,566 and $22,860, respectively. Further contributions are currently projected for 2012 through 2017 but amounts cannot be reasonably estimated due to the uncertainties listed above as disclosed in the Belo December 31, 2009 Form 10-K filed with the SEC on March 12, 2010, the Pension Plan was underfunded at December 31, 2009 by $196,000 of which our 60 percent contractual obligation is $118,000. See the Consolidated Financial Statements, Note 8 — Defined Benefit Pension and Other Post-Retirement Plans for additional information regarding the Pension Plan.

Other

A. H. Belo has various options available to meet its 2010 capital and operating commitments, including cash on hand, short-term investments, a revolving credit facility and internally generated funds. A. H. Belo believes its current financial condition and credit relationships are adequate to fund its current obligations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

A. H. Belo has exposure to changes in the price of newsprint. The average price of newsprint in 2010 is expected to increase although specific price changes and the timing of price changes cannot be predicted. A. H. Belo believes the newsprint market for 2010, giving consideration to both cost and supply, to be manageable through existing relationships and sources.

The market risk inherent in the Credit Agreement entered into by A. H. Belo represents the potential loss arising from adverse changes in interest rates. See the Consolidated Financial Statements, Note 9–Long-term Debt, for information concerning the contractual interest rates of A. H. Belo’s debt.

With respect to the Company’s variable rate debt, a 10 percent change in interest rates for the years ended December 31, 2009 and December 31, 2008, would have resulted in an immaterial annual change in A. H. Belo’s pretax earnings and cash flows.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 27

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements, together with the Reports of Independent Registered Public Accounting Firms, are included elsewhere in this Annual Report on Form 10-K. Financial statement schedules have been omitted because the required information is contained in the Consolidated Financial Statements or related Notes, or because such information is not applicable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 4, 2009, the Audit Committee of the Board of Directors of the Company approved the engagement of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009, subject to KPMG LLP’s completion of its client acceptance process. On March 30, 2009, KPMG LLP informed the Company that it completed this process.

During the years ended December 31, 2007 and December 31, 2008 and through March 30, 2009, neither the Company nor anyone on its behalf has consulted KPMG LLP with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that KPMG LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

In connection with the selection of KPMG LLP, the Audit Committee released Ernst & Young LLP as the Company’s independent registered public accounting firm effective as of March 31, 2009. The reports of Ernst & Young LLP (“Ernst & Young”) on the Company’s financial statements for the years ended December 31, 2007 and December 31, 2008 did not contain an adverse opinion or a disclaimer of an opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the years ended December 31, 2007 and December 31, 2008 and through March 31, 2009, there were (1) no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the disagreements in its reports on the financial statements of such years; and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Ernst & Young with a copy of the above disclosures, and Ernst & Young furnished the Company with a letter addressed to the SEC stating that it agreed with the statements made above.

Item 9A (T).	Controls and Procedures

(a) A. H. Belo carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Senior Vice President/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President/Chief Financial Officer concluded that as of December 31, 2009, due to a material weakness in internal control over financial reporting described below in Management’s Report on Internal Control Over Financial Reporting, the Company’s disclosure controls and procedures were not effective.

Notwithstanding the material weakness as described below, the Company’s principal executive officer and the principal financial officer have certified that, based on their knowledge, the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows as of the period ends, and for each of the periods presented in this report.

PAGE 28  A. H. Belo Corporation 2009 Annual Report on Form 10-K

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management, with the participation of our President and Chief Executive Officer and the Senior Vice President/Chief Financial Officer, has evaluated the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting using the framework set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As a result of management’s evaluation of the Company’s internal control over financial reporting, management identified a material weakness in internal control over financial reporting, as discussed below.

The Company’s processes, procedures and controls related to financial reporting were not effective to ensure that there was comprehensive analysis, documentation, and review over the accounting for the Company’s contractual obligation to Belo related to the Pension Plan in accordance with U.S. GAAP. Accordingly, material errors were detected in the recorded pension expense and liability in previously issued 2008 consolidated financial statements as well as unaudited quarterly financial data for 2008 and 2009, and the 2009 preliminary consolidated financial statements, resulting from this misapplication of U.S. GAAP. The 2008 consolidated financial statements and unaudited quarterly financial data for 2008 and 2009 have been restated as a result of the material error and the 2009 consolidated financial statements have been corrected prior to issuance.

As a result of the above material weakness, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting.

During the Company’s fourth fiscal quarter, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Remediation Plan for Material Weakness in Internal Control Over Financial Reporting.

In response to the identified material weakness, management has identified several enhancements to the Company’s internal control over financial reporting to remediate the material weakness described above. These ongoing efforts include the following:

•	Preparing more robust documentation over the Company’s analysis and conclusions over the Company’s critical accounting policies;
•	Preparing more detailed analyses of conclusions reached in (a) the selection of new accounting policies and (b) the accounting for significant non-routine transactions.
•	Enhancing management review controls over conclusions reached with regard to documentation of critical accounting policies, selection of new policies and accounting for significant non-routine transactions.

We anticipate that the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will, over time, address the related material weakness that we identified as of December 31, 2009. As part of our 2010 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to assess whether they are operating effectively.

Item 9B.	Other Information

None.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 29

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth under the headings “A. H. Belo Corporation Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance–Audit Committee,” “Corporate Governance–Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 10, 2010 is incorporated herein by reference.

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

The information set forth under the headings “Executive Compensation–Compensation Discussion and Analysis,–Compensation Committee Interlocks and Insider Participation,–Compensation Committee Report,–Summary Compensation Table,–Grants of Plan-Based Awards in 2009,–Outstanding A. H. Belo Corporation Equity Awards at Fiscal Year-End 2009,–A. H. Belo Option Exercises and Stock Vested in 2009,–Post-Employment Benefits,–Pension Benefits at December 31, 2009,–Non-Qualified Deferred Compensation,–Termination of Employment and Change in Control Arrangements,–Potential Payments on Termination of Employment or Change in Control at December 31, 2009, Director Compensation” and “Corporate Governance–Compensation Committee” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 10, 2010 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “A. H. Belo Corporation Stock Ownership” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 10, 2010 is incorporated herein by reference.

Information regarding the number of shares of common stock available under the Company’s equity compensation plans is included in the Consolidated Financial Statements, Note 5–Long-Term Incentive Plan-Post-Distribution.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Director Compensation–Certain Relationships” and “Corporate Governance–Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 10, 2010 is incorporated herein by reference.

In connection with the Distribution, A. H. Belo entered into a services agreement with Belo Corp. This agreement provides that A. H. Belo and Belo will furnish services to each other. If the agreement is terminated for any reason, A. H. Belo would need to obtain these services from another provider or decide to perform these services itself. Payments made or other

PAGE 30  A. H. Belo Corporation 2009 Annual Report on Form 10-K

consideration provided in connection with all continuing transactions between the Company and Belo will be on an arm’s-length basis.

In connection with the Distribution and an assessment of their respective downtown Dallas real estate needs, A. H. Belo and Belo Corp. agreed to co-own, through the creation of a limited liability company (LLC), The Belo Building, related parking sites, and specified other downtown Dallas real estate. A. H. Belo and Belo each own 50 percent of the LLC and lease from the LLC 50 percent of the available rental space in The Belo Building and related parking sites under long-term leases that are terminable under various conditions. A third party real estate services firm, engaged by the LLC, manages The Belo Building and other real estate owned by the LLC.

Item 14.	Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 10, 2010 is incorporated herein by reference.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 31

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	The financial statements listed in the Index to Financial Statements included in the table of contents are filed as part of this report.

(2)	The financial schedules required by Regulation S-X are either not applicable or are included in the information provided in the Consolidated Financial Statements or related Notes, which are filed as part of this report.

(3)	Exhibits

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
(1) * Credit Agreement dated as of February 4, 2008 among the Company, as Borrower, JPMorgan Chase, N.A., as Administrative Agent, JPMorgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Bookrunners, Bank of America, N.A., as Syndication Agent, SunTrust Bank and Capital One Bank, N.A. as Co-Documentation Agents (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-33741))
(2) * First Amendment and Waiver to the Credit Agreement dated as of October 23, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008 (Securities and Exchange Commission File No. 001-33741))
(3) * Amended and Restated Credit Agreement dated as of January 30, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “February 2, 2009 Form 8-K”))
(4) * Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 (Exhibit 10.2 to the February 2, 2009 From 8-K)
(5) * First Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2009 (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2009 (Securities and Exchange Commission File No. 001-33741))
(6) * Second Amendment to the Amended and Restated Credit Agreement dated as of December 3, 2009, 2009 (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2009 (Securities and Exchange Commission File No. 001-33741))

PAGE 32  A. H. Belo Corporation 2009 Annual Report on Form 10-K

Exhibit Number		Description

10.2		Compensatory plans:
		~(1)	*	A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8-K)
			*	(a)	First Amendment to the A. H. Belo Savings Plan dated September 23, 2008 (Exhibit 10.2(1)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 (Securities and Exchange Commission File No. 001-33741))
			*	(b)	Second Amendment to the A. H. Belo Savings Plan effective March 27, 2009 (Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the Securities and Exchange Commission on April 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “April 2, 2009 Form 8-K”))
			*	(c)	Third Amendment to the A. H. Belo Savings Plan effective March 31, 2009 (Exhibit 10.2 to the April 2, 2009 Form 8-K)
			*	(d)	Fourth Amendment to the A. H. Belo Savings Plan dated September 10, 2009, (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No. 001-33741))
		~(2)	*	A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)
			*	(a)	First Amendment to A. H. Belo 2008 Incentive Compensation Plan effective July 23, 2008 (Exhibit 10.2(2)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008 (Securities and Exchange Commission File No. 001-33741))
			*	(b)	Form of A. H. Belo 2008 Incentive Compensation Plan Non-Employee Director Evidence of Award (Exhibit 10.2(2)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008 (Securities and Exchange Commission File No. 001-33741) (the “First Quarter 2008 Form 10-Q”))
			*	(c)	Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Award (for Employee Awards) (Exhibit 10.2(2)(B) to the First Quarter 2008 Form 10-Q)
		~(3)	*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8-K)
			*	(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8-K)
		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)
			*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)
10.3		Agreements relating to the Distribution of A. H. Belo:
		(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)
			*	(a)	First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission File No. 00-00741))
		(2)	*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)
		(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)
		(4)	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the February 12, 2008 Form 8-K)
12		Statements re: Computation of Ratios
16 .	*	Letter from Ernst and Young LLP, dated April 7, 2009, to the Securities and Exchange Commission related to A. H. Belo’s change in independent accounting firm (Exhibit 16.1 to the April 7, 2009 Form 8-K).
21		Subsidiaries of the Company
23.1		Consent of KPMG, LLP
23.2		Consent of Ernst & Young LLP
24		Power of Attorney (set forth on the signature page(s) hereof)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/ Robert W. Decherd
Robert W. Decherd
Chairman of the Board, President and Chief
Executive Officer

Dated: April 15, 2010

POWER OF ATTORNEY

The undersigned hereby constitute and appoint Robert W. Decherd, Alison K. Engel, and Daniel J. Blizzard, and each of them and their substitutes, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd Robert W. Decherd	Chairman of the Board, President and Chief Executive Officer	April 15, 2010

/s/ Douglas G. Carlston Douglas G. Carlston	Director	April 15, 2010

/s/ Dealey D. Herndon Dealey D. Herndon	Director	April 15, 2010

/s/ Laurence E. Hirsch Laurence E. Hirsch	Director	April 15, 2010

/s/ Tyree B. Miller Tyree B. Miller	Director	April 15, 2010

/s/ David R. Morgan David R. Morgan	Director	April 15, 2010

/s/ John P. Puerner John P. Puerner	Director	April 15, 2010

/s/ J. McDonald Williams J. McDonald Williams	Director	April 15, 2010

PAGE 34  A. H. Belo Corporation 2009 Annual Report on Form 10-K

Signature	Title	Date

/s/ Alison K. Engel Alison K. Engel	Senior Vice President/ Chief Financial Officer and Treasurer (Principal Financial Officer)	April 15, 2010

/s/ Michael N. Lavey Michael N. Lavey	Vice President/ Corporate Controller (Principal Accounting Officer)	April 15, 2010

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 35

Reports of Independent Registered Public Accounting Firms

The Board of Directors and Shareholders
A. H. Belo Corporation:

We have audited the accompanying consolidated balance sheet of A. H. Belo Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A. H. Belo Corporation and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Dallas, Texas
April 15, 2010

PAGE 36  A. H. Belo Corporation 2009 Annual Report on Form 10-K

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

As discussed in Note 1, the accompanying consolidated financial statements have been restated for the correction of an error in the Company’s accounting for its contractual obligation to reimburse Belo Corp. for contributions to the Pension Plan.

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

ERNST & YOUNG LLP

Dallas, Texas
March 16, 2009,

Except for the effects on the consolidated financial statements of the restatement discussed in Note 1, as to which the date is April 15, 2010

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 37

A. H. Belo Corporation and Subsidiaries
Consolidated Statements of Operations

	Twelve months ended December 31,

		2008
In thousands, except per share amounts	2009	(as restated)	2007

Net Operating Revenues
Advertising	$352,368	$484,437	$600,335
Circulation	136,549	123,381	112,635
Other	29,431	29,496	25,698

Total net operating revenues	518,348	637,314	738,668
Operating Costs and Expenses
Salaries, wages and employee benefits	214,600	284,285	297,630
Other production, distribution and operating costs	209,327	248,423	259,231
Newsprint, ink and other supplies	60,987	94,608	102,501
Asset impairments	106,389	18,680	344,424
Depreciation	38,857	46,776	45,815
Amortization	6,499	6,499	6,499

Total operating costs and expenses	636,659	699,271	1,056,100

Loss from operations	(118,311)	(61,957)	(317,432)
Other (Expense) Income, Net
Interest expense	(1,382)	(4,028)	(34,834)
Other (expense) income, net	(677)	608	3,767

Total other (expense) income, net	(2,059)	(3,420)	(31,067)
Loss before income taxes	(120,370)	(65,377)	(348,499)
Income tax benefit	(12,475)	(15,857)	(1,487)

Net loss	$(107,895)	$(49,520)	$(347,012)

Net loss per share:
Basic and diluted	$(5.25)	$(2.42)	$(16.97)
Weighted average shares outstanding:
Basic and diluted	20,548	20,478	20,452

See accompanying Notes to Consolidated Financial Statements.

PAGE 38  A. H. Belo Corporation 2009 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Consolidated Balance Sheets

Assets	December 31,

		2008
In thousands, except share and share amounts	2009	(as restated)

Current assets:
Cash and cash equivalents	$24,503	$9,934
Accounts receivable (net of allowance of $6,505 and $5,332 at December 31, 2009 and December 31, 2008, respectively)	62,977	77,383
Funds held by Belo Corp. for future pension payments	11,978	–
Inventories	10,460	22,641
Assets held for sale	5,268	–
Prepaids and other current assets	6,758	9,344

Total current assets	121,944	119,302
Property, plant and equipment at cost:
Land	27,844	30,895
Buildings and improvements	211,793	232,120
Publishing equipment	348,089	358,413
Other	146,174	150,065
Advance payments on property, plant and equipment	12,996	9,358

Total property, plant and equipment	746,896	780,851
Less accumulated depreciation	543,567	517,107

Property, plant and equipment, net	203,329	263,744
Intangible assets, net	27,427	33,927
Goodwill	24,582	105,522
Investments	21,314	23,016
Other assets	5,831	6,752

Total assets	$404,427	$552,263

See accompanying Notes to Consolidated Financial Statements.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 39

A. H. Belo Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

Liabilities and Shareholders’ Equity	December 31,

		2008
In thousands, except share and share amounts	2009	(as restated)

Current liabilities:
Current portion of notes payable	$–	$10,000
Accounts payable	19,191	32,950
Accrued compensation and benefits	11,692	27,020
Accrued interest on notes payable	–	11
Other accrued expenses	18,096	18,814
Advance subscription payments	26,713	26,335

Total current liabilities	75,692	115,130

Other post employment benefits	3,876	7,738
Deferred income taxes, net	223	2,434
Other liabilities	3,039	2,430

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	–	–
Common stock, $.01 par value. Authorized 125,000,000 shares
Series A: issued 18,248,970 and 18,035,003 shares at December 31, 2009 and December 31, 2008, respectively	182	176
Series B: issued 2,507,590 and 2,443,962 shares at December 31, 2009 and December 31, 2008, respectively	25	28
Additional paid-in capital	488,241	487,105
Accumulated other comprehensive income (loss)	3,364	(458)
Accumulated deficit	(170,215)	(62,320)

Total shareholders’ equity	321,597	424,531

Total liabilities and shareholders’ equity	$404,427	$552,263

See accompanying Notes to Consolidated Financial Statements.

PAGE 40  A. H. Belo Corporation 2009 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Consolidated Statements of Equity

In thousands, except share amounts

COMMON STOCK
					Accumulated
				Additional	Other
	Shares	Shares		Paid-in	Comprehensive	Accumulated	Belo Corp.
	Series A	Series B	Amount	Capital	Gain/(Loss)	Deficit	Equity	Total

Balance at December 31, 2006	–	–	–	–	–	–	$481,227	$481,227
Dividends and other distributions	–	–	–	–	–	–	(47,275)	(47,275)
Net loss	–	–	–	–	–	–	(347,012)	(347,012)

Balance at December 31, 2007	–	–	–	–	–	–	86,940	86,940
Contribution by Belo Corp. (as restated)	–	–	–	484,007	–	–	(86,940)	397,067
Issuance of stock in the Distribution	17,603,499	2,848,496	204	(204)	–	–	–	–
Issuance of shares for restricted stock units	26,970	–	–	–	–	–	–	–
Conversion of Series B to Series A	144,080	(144,080)	–	–	–	–	–	–
Share-based compensation	–	–	–	3,302	–	–	–	3,302
Other post-employment liabilities	–	–	–	–	(458)	–	–	(458)
Dividends	–	–	–	–	–	(12,800)	–	(12,800)
Net loss (as restated)	–	–	–	–	–	(49,520)	–	(49,520)

Balance at December 31, 2008 (as restated)	17,774,549	2,704,416	204	487,105	(458)	(62,320)	–	424,531
Contribution to Belo Corp.	–	–	–	(1,453)	–	–	–	(1,453)
Issuance of shares for restricted stock units	65,595	–	1	(1)	–	–	–	–
Issuance of shares for stock option exercises	148,000	64,000	2	616	–	–	–	618
Conversion of Series B to Series A	260,826	(260,826)	–	–	–	–	–	–
Share-based compensation	–	–	–	1,974	–	–	–	1,974
Other post-employment liabilities	–	–	–	–	3,822	–	–	3,822
Net loss	–	–	–	–	–	(107,895)	–	(107,895)

Balance at December 31, 2009	18,248,970	2,507,590	$207	$488,241	$3,364	$(170,215)	$–	$321,597

See accompanying Notes to Consolidated Financial Statements.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 41

A. H. Belo Coporation and Subsidiaries
Consolidated Statements of Cash Flows

In thousands	Twelve Months Ended December 31,

	2009	2008	2007
		(as restated)

Operations
Net loss	$(107,896)	$(49,520)	$(347,012)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	45,356	53,275	52,314
(Gain)/loss on asset disposal	(284)	(936)	2,515
Asset impairments	106,389	18,680	344,424
Deferred income taxes	(1,079)	(16,280)	(12,196)
Employee retirement benefit expense	–	(674)	(115)
Share-based compensation	2,350	1,832	2,316
Future pension obligation	–	–	431
Other non-cash items	2,932	3,975	(2,145)
Net changes in operating assets and liabilities, excluding the effects of the Distribution:
Accounts receivable	13,233	13,230	9,810
Inventories	12,181	(11,234)	9,360
Prepaids and other current assets	(14,660)	1,879	–
Other, net	1,177	4,003	263
Accounts payable	(13,759)	6,746	(3,657)
Accrued compensation and benefits	(15,451)	(990)	(101)
Accrued interest on notes payable	(11)	11	–
Other accrued expenses	(559)	4,034	5,921
Advance subscription payments	378	897	19

Net cash provided by operations	30,297	28,928	62,147

Investments
Capital expenditures	(11,431)	(18,089)	(41,117)
Other, net	5,700	(4,979)	(1,885)

Net cash used for investments	(5,731)	(23,068)	(43,002)

Financing
Dividends and distributions	–	(12,800)	(47,275)
Net borrowings from Belo Corp.	–	–	24,483
Proceeds from issuance of stock options	3	–	–
Proceeds (payments) on credit facility	(10,000)	10,000	–

Net cash used for financing activities	(9,997)	(2,800)	(22,792)

Net increase in cash and temporary cash investments	14,569	3,060	(3,647)
Cash and cash equivalents at beginning of period	9,934	6,874	10,521

Cash and cash equivalents at end of period	$24,503	$9,934	$6,874

Supplemental Disclosures

Interest paid, net of amounts capitalized	$232	$110	$31,488

Income taxes paid, net of refunds	$2,930	$1,380	$8,964

See accompanying Notes to Consolidated Financial Statements.

PAGE 42  A. H. Belo Corporation 2009 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

A)	Restatement of 2008 Consolidated Financial Statements This annual report on Form 10-K as of and for the years ended December 31, 2009 and 2008 includes the effects of a restatement on the following previously issued consolidated financial statements, data and related disclosures: (i) our audited consolidated financial statements as of December 31, 2008 and for the year then ended; (ii) our selected financial data as of and for the years ended December 31, 2008, and (iii) our unaudited quarterly financial data for the quarters ended March 31, 2008 and 2009, June 30, 2008 and 2009 and September 30, 2008 and 2009.

Prior to the Distribution, some of the Company’s employees participated in the Pension Plan, see Note 8 — Defined Benefit Pension and Other Post-Retirement Plans, to the Consolidated Financial Statements for additional information related to the Pension Plan. Subsequent to the Distribution, Belo Corp. retained sponsorship of the Pension Plan (which was frozen in March 2007) and, jointly with A. H. Belo, oversees the investments of the Pension Plan. Belo administers benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan. As sponsor of the Pension Plan, Belo is solely responsible for satisfying the funding obligations with respect to the Pension Plan and retains sole discretion to determine the amount and timing of any contributions required to satisfy such funding obligations. By prior agreement, A. H. Belo is contractually obligated to reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan. As of the date of the Distribution, A. H. Belo had accrued $3,096 for such future contributions related to future payments and as of December 31, 2008, A. H. Belo had accrued $17,096, for such future contributions related to future payments, which were disclosed at December 31, 2008 to potentially range between $17,100 and $91,000.

During the Company’s audit of its December 31, 2009 financial statements, a potential misapplication of U.S. generally accepted accounting principles (“GAAP”) was identified in the selection of the accounting principle used to account for its contractual obligation to Belo under the employee matters agreement entered into in conjunction with Distribution. The Company re-evaluated the facts and circumstances and accounting literature related to this contractual obligation and as a result, concluded it incorrectly accounted for the contractual obligation. In substance, the obligation under the employee matters agreement is analogous to a multiemployer plan and the Company determined it should follow the multiemployer pension plan accounting principle.

As a result, A. H. Belo has adopted the multiemployer pension plan provisions of ASC No. 715 “Compensation-Retirement Benefits” under which it recognizes as net pension cost the required contribution for each period and recognizes as a liability any reimbursement obligation contributions due and unpaid. No contributions were required for the years ended December 31, 2009 or 2008.

Accordingly, the Company has restated its consolidated financial statements to correct the error in the selection of the accounting principle.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 43

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

As a result of the restatement described above, certain previously reported amounts in the consolidated statement of operations have been restated as follows:

A.H. Belo Corporation
Consolidated Statements of Operations (restated)

	Twelve Months Ended December 31, 2008

In thousands, except per share amounts	as reported	adjustments		as restated

Operating Costs and Expenses
Salaries, wages and employee benefits	298,285	(14,000	)(a)	284,285
Total operating costs and expenses	713,271	(14,000	)(a)	699,271
(Loss) earnings from operations	(75,957)	14,000	(a)	(61,957)
Loss before income taxes	(79,377)	14,000	(a)	(65,377)
Income tax (benefit) expense	(17,074)	1,217	(b)	(15,857)
Net loss	$(62,303)	$12,783	(a)(b)	$(49,520)
Net loss per share:
Basic and diluted	$(3.04)	$0.62	(a)(b)	$(2.42)
Weighted average shares outstanding:
Basic and diluted	20,478	20,478		20,478

(a)	Reversal of pension expense originally recorded in December 2008.
(b)	Tax effect of reversal of pension expense.

As a result of the restatement described above, certain previously reported amounts in the consolidated balance sheet have been restated as follows:

A.H. Belo Corporation
Consolidated Balance Sheet (restated)

	December 31, 2008	December 31, 2008		December 31, 2008
In thousands, except share and per share amounts	as reported	adjustments		as restated

Assets
Deferred income taxes	5,415	(5,415	)(c)	–
Total current assets	124,717	(5,415)		119,302
Total assets	$557,678	$(5,415)		$552,263

Liabilities and Shareholders’ Equity
Current liabilities:
Other accrued expenses	18,826	(12	)(b)	18,814
Total current liabilities	115,142	(12	)(b)	115,130
Pension liabilities	17,096	(17,096	)(a)	–
Deferred income taxes	6,620	(4,186	)(b)(c)	2,434
Shareholders’ equity:
Additional paid-in capital	483,551	3,096	(a)	486,647
Retained deficit	(75,103)	12,783	(a)(b)	(62,320)
Total shareholders’ equity	408,652	15,879	(a)(b)	424,531
Total liabilities and shareholders’ equity	$557,678	(5,415)		$552,263

(a)	Reversal of total pension liability of $17,096, consisting of:
(1) $3,096 pension liability established at Distribution.
(2) $14,000 additional pension liability recorded at December 31, 2008.
(b)	Tax effect of reversal of pension expense recorded in December 2008.
(c)	Reclass deferred tax assets to deferred tax liabilities for presentation.

PAGE 44  A. H. Belo Corporation 2009 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

As a result of the restatement described above, certain previously reported amounts in the consolidated statement of shareholders’ equity have been restated as follows:

A. H. Belo Corporation
Consolidated Statement of Shareholders’ Equity (restated)

			Twelve Months Ended December 31, 2008

	Common Stock			Additional	Other
	Shares	Shares		Paid-in	Comprehensive	Retained	Belo Corp.
In thousands, except share amounts	Series A	Series B	Amount	Capital	Income	Deficit	Equity	Total

Balance at December 31, 2007	–	–	$–	$–	$–	$–	$86,940	$86,940
Contribution by Belo Corp.	–	–	–	480,911	–	–	(86,940)	393,971
Issuance of stock in the Distribution	17,603,499	2,848,496	204	(204)	–	–	–	–
Other post employment liabilities					(458)			(458)
Share-based compensation	–	–	–	3,302	–	–	–	3,302
Conversion of Series B to Series A	144,080	(144,080)	–	–	–	–	–	–
Issuance of shares for	26,970	–	–	–	–	–	–	–
restricted stock units
Dividends	–	–	–	–	–	(12,800)	–	(12,800)
Net loss	–	–	–	–	–	(62,303)	–	(62,303)

Balance at December 31, 2008 (as reported)	17,774,549	2,704,416	$204	$484,009	$(458)	$(75,103)	$–	$408,652

Restatement adjustments
Reversal of original pension	–	–	$–	$3,096	$–	$–	$–	$3,096
liability established at Distribution
Reversal of previously recorded	–	–	–	–	–	14,000	–	14,000
pension expense (pretax)
Tax effect of pension expense reversal	–	–	–	–	–	(1,217)	–	(1,217)

Balance at December 31, 2008 (as restated)	17,774,549	2,704,416	$204	$487,105	$(458)	$(62,320)	$–	$424,531

As a result of the restatement described above, certain previously reported amounts in the consolidated statement of cash flows have been restated as follows:

A. H. Belo Corporation
Consolidated Statement of Cash Flows (restated)

	Twelve Months Ended December 31,
	2008	2008		2008
In thousands (unaudited)	as reported	adjustments		as restated

Operations
Net loss	$(62,303)	$12,783	(a)(b)	$(49,520)
Deferred income taxes	(17,509)	1,229	(b)	(16,280)
Future pension obligation	14,000	(14,000	)(a)	–
Other accrued expenses	4,057	(12	)(b)	4,045

(a)	Reversal of pension expense recorded in December 2008.
(b)	Tax effect of reversal of pension expense recorded in December 2008.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 45

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

As a result of the restatement described above, certain amounts in the previously filed 2008 and 2009 quarterly unaudited condensed consolidated financial statements have been restated as follows:

Condensed Consolidated Balance Sheet Changes (unaudited)

	2008	2008		2008
	as reported	adjustments		as restated

March 31
Other liabilities	$16,553	$(3,096	)(a)	$13,457
Additional paid in capital	495,217	3,096	(a)	$498,313
Total shareholders’ equity	481,583	3,096	(a)	484,679
June 30
Other liabilities	$13,916	$(3,096	)(a)	$10,820
Additional paid in capital	482,813	3,096	(a)	485,909
Total shareholders’ equity	465,982	3,096	(a)	469,078
September 30
Other liabilities	$13,511	$(3,096	)(a)	$10,415
Additional paid in capital	483,362	3,096	(a)	486,458
Total shareholders’ equity	441,593	3,096	(a)	444,689

(a)	Reversal of Pension Plan liability established at the Distribution Date.

Condensed Consolidated Statement of Shareholders’ Equity Changes (unaudited)

	2008	2008		2008
	as reported	adjustments		as restated

March 31
Additional paid in capital	$495,217	$3,096	(a)	$498,313
Total shareholders’ equity	481,583	3,096	(a)	484,679
June 30
Additional paid in capital	$482,813	$3,096	(a)	$485,909
Total shareholders’ equity	465,982	3,096	(a)	469,078
September 30
Additional paid in capital	$483,362	$3,096	(a)	$486,458
Total shareholders’ equity	441,593	3,096	(a)	444,689

(a)	Reversal of Pension Plan liability established at the Distribution Date.

Condensed Consolidated Statement of Operations Changes (unaudited)

	2009	2009		2009
	as reported	adjustments		as restated

March 31
Income tax expense (benefit)	605	(2,361	)(a)	(1,756)
June 30 (Year to date)
Income tax expense (benefit)	2,139	(2,361	)(a)	(222)
September 30 (Year to date)
Income tax expense (benefit)	(8,970)	(2,361	)(a)	(11,331)

(a)	Reduction in deferred tax valuation allowance due to removal of pension deferred tax asset.

PAGE 46  A. H. Belo Corporation 2009 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidated Balance Sheet Changes (unaudited)

	2009	2009		2009
	as reported	adjustments		as restated

March 31
Other accrued expenses	$19,849	$(12	)(a)	$19,837
Total current liabilities	100,872	(12	)(a)	100,860
Pension liabilities	17,096	(17,096	)(a)	–
Additional paid in capital	483,819	1,964	(a)	485,783
Retained deficit	(178,171)	15,144	(a)	(163,027)
Total shareholders’ equity	305,853	17,108	(a)	322,961
June 30
Other accrued expenses	$20,674	$(2,892	)(a)	$17,782
Total current liabilities	93,270	(2,892	)(a)	90,378
Pension liabilities	14,216	(14,216	)(a)	–
Additional paid in capital	484,726	1,964	(a)	486,690
Retained deficit	(185,242)	15,144	(a)	(170,098)
Total shareholders’ equity	299,231	17,108	(a)	316,339
September 30
Other accrued expenses	$27,708	$(5,772	)(a)	$21,936
Total current liabilities	83,646	(5,772	)(a)	77,874
Pension liabilities	11,336	(11,336	)(a)	–
Additional paid in capital	485,193	1,964	(a)	487,157
Retained deficit	(191,007)	15,144	(a)	(175,863)
Total shareholders’ equity	293,933	17,108	(a)	311,041

(a)	Reversal of pension liability and related tax effect.

Condensed Consolidated Statement of Shareholders’ Equity Change (unaudited)

	2009	2009		2009
	as reported	adjustments		as restated

March 31
Additional paid in capital	$484,277	$1,964	(a)	$486,241
Retained deficit	(178,171)	15,144	(a)	(163,027)
Total shareholders’ equity	305,853	17,108	(a)	322,961
June 30
Additional paid in capital	$484,726	$1,964	(a)	$486,690
Retained deficit	(185,242)	15,144	(a)	(170,098)
Total shareholders’ equity	299,231	17,108	(a)	316,339
September 30
Additional paid in capital	$485,193	$1,964	(a)	$487,157
Retained deficit	(191,007)	15,144	(a)	(175,863)
Total shareholders’ equity	293,933	17,108	(a)	311,041

(a)	Reversal of pension liability and related tax effect.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 47

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows Change (unaudited)

	2009	2009		2009
	as reported	adjustments		as restated

March 31
Net loss	$(103,068)	$2,361	(b)	$(100,707)
Deferred income taxes	(73)	(1,229	)(b)	(1,302)
Other non-cash items	(60)	(1,132	)(b)	(1,192)
June 30
Net loss	$(110,139)	$2,361	(b)	$(107,778)
Deferred income taxes	(73)	(1,229	)(b)	(1,302)
Other non-cash items	54	(1,132	)(b)	(1,078)
September 30
Net loss	$(115,904)	$2,361	(b)	$(113,543)
Deferred income taxes	(73)	(1,229	)(b)	(1,302)
Other non-cash items	(5,518)	4,628	(b)	(890)
Other accrued expenses	9,039	(5,760	)(a)	3,279

(a)	Reversal of total pension liability of $17,096, consisting of:
(1)	$3,096 pension liability established at the Distribution Date.
(2)	$14,000 additional pension liability recorded at December 31, 2008.
(b)	Tax effect of reversal of pension expense.

B)	Description of Business and Basis of Presentation A. H. Belo Corporation (A. H. Belo or the Company), headquartered in Dallas, Texas, is a distinguished news and information company that owns and operates three daily newspapers and 11 associated Web sites, with publishing roots that trace to The Galveston Daily News, which began publication in 1842. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper; The Providence Journal (www.projo.com), the oldest major daily newspaper of general circulation and continuous publication in the U.S.; and, The Press-Enterprise (www.pe.com), serving southern California’s Inland Empire region. These newspapers publish extensive local, state, national and international news. In addition, the Company publishes various specialty publications targeting niche audiences, and owns direct mail and commercial printing businesses.

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

The consolidated financial statements include the accounts of A. H. Belo and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions. The Company accounts for its interests in partnerships using the equity method of accounting, with A. H. Belo’s share of the results of operations being reported in Other Income and Expense in the accompanying consolidated statements of operations. Prior to the Distribution from Belo, operating expenses reflect direct expenses of the business together with allocations of certain Belo corporate expenses. The allocations from Belo include certain costs associated with Belo’s corporate facilities, information systems, legal, internal audit, finance (including public company accounting and reporting), employee compensation and benefits administration, risk management, treasury administration and tax functions and were based on actual costs incurred by Belo. Costs allocated to the Company totaled $6,428 and $57,350 for the years ended December 31, 2008 and 2007, respectively. Allocations of corporate facility costs were based on the actual space utilized. Information technology costs and employee compensation and benefits administration were allocated based on headcount. Other costs were allocated based on size relative to the Belo subsidiaries. The Company believes that these cost allocations are reasonable for the services provided. Certain Belo and A. H. Belo operating units currently share content at no cost. Transactions between the companies comprising the Company have been eliminated in the consolidated financial statements.

All dollar amounts are in thousands, unless otherwise indicated. Certain prior period amounts have been reclassified to conform to current year presentation.

PAGE 48  A. H. Belo Corporation 2009 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

C)	Cash and Temporary Cash Investments The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be temporary cash investments. Such temporary cash investments are classified as available-for-sale and are carried at fair value.

D)	Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company has estimated the allowance for doubtful accounts using historical net write-offs of uncollectible accounts. The Company analyzed the historical collectability of the accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis were then applied to the current accounts receivable to determine the estimated allowance necessary for that period. The Company’s policy is to write off accounts after all collection efforts have failed; generally, amounts past due by more than one year have been written off. Expense for such uncollectible amounts is included in other production, distribution and operating costs. The carrying value of accounts receivable approximates fair value. The following table shows the expense for uncollectible accounts and accounts written off, net of recoveries, for the years ended December 31, 2009, 2008 and 2007:

	Expense for
	Uncollectible	Accounts
	Accounts	Written Off

2009	$8,333	$6,459
2008	$7,707	$6,971
2007	$5,982	$5,767

E)	Risk Concentration Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable. A significant portion of the Company’s customer base is concentrated within the local geographical area of each newspaper. The Company generally extends credit to customers, and the ultimate collection of accounts receivable could be affected by the local economy. Management performs continuous credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. Management does not believe that there is any significant credit risk that could have a material adverse effect on the Company’s consolidated financial condition, liquidity or results of operations.

F)	Inventories Inventories consisting primarily of newsprint, ink and other supplies used in printing newspapers, are stated at the lower of average cost or market value (first-in, first-out method). Newsprint inventory varies from approximately a 30-day to 45-day supply, depending on availability and market conditions. Damaged newsprint is generally returned to the manufacturer or supplier within 30 days for a full credit. Obsolete inventory has historically not been material.

G)	Property, Plant and Equipment Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated
Useful Lives

Buildings and improvements	5-30 years
Newspaper publishing equipment	3-20 years
Other	3-10 years

The Company had approximately $746,896 of property, plant and equipment as of December 31, 2009, including approximately $348,089 related to publishing equipment and other fixed assets. In addition to the original cost of these assets, their recorded value is determined by a number of estimates made by the Company, including estimated useful lives. In accordance with applicable accounting guidance, the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those asset groups are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) the estimated fair value of the assets; and (ii) the estimated future cash flows expected to be generated by the assets, which estimates are based on additional assumptions such as asset utilization, length of service and estimated salvage values.

During 2009, the Company elected to abandon a web content management software system that is being replaced. The impairment charge recognized during 2009 related to the web content management system was approximately

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 49

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

$3,712. In addition to the web content management system, during 2009, the Company also elected to abandon a circulation value management software system. The impairment charge related to the abandonment of this system was $1,749.

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

H)	Assets Held for Sale Assets held for sale consist of land and buildings and improvements related to the decision to market for sale a 133,390 square foot warehouse-assembly facility located on 49.85 acres in Dallas near Interstate 20 and Interstate 45 (the “South Plant”). During the third quarter of 2009, in an additional step to reduce its cost structure, The Dallas Morning News elected to consolidate its production facilities and is in the process of relocating production equipment from the South Plant to its plant in Plano where the newspapers are printed (the “North Plant”). The South Plant was built in 2007 and is utilized by The Dallas Morning News for the collating and assembly of the preprint packages included in the Sunday paper. The Company, with the assistance of a third party, estimated the market value of the South Plant based on market information for comparable properties in the Dallas-Fort Worth area. The estimated market value was compared to carrying value and, as a result, during the third quarter of 2009, the Company recorded $20,000 of impairment expense to align the carrying value with estimated market value, less selling costs. The Company began marketing the South Plant for sale during the third quarter of 2009. The property remains for sale.

I)	Intangible Assets and Goodwill The Company’s intangible assets and goodwill result from its business acquisitions, which occurred prior to 1998. In connection with these acquisitions, the Company obtained appraisals of the significant assets purchased. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. Subscriber lists are the only significant intangible asset separately identifiable other than goodwill.

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

The Company’s separable intangible assets that have finite useful lives consist of subscriber lists, which continue to be amortized on a straight-line basis over their estimated useful lives of 18 years. The Company reviews the carrying value of intangible assets for impairment at least annually or whenever events and circumstances indicate that the carrying value of these may not be recoverable. Recoverability of the carrying values is measured by comparison of the carrying amount to the future net cash flows the intangible assets are expected to generate. Based on this assessment, no impairment for the subscriber lists was recorded in any of the periods presented. See Note 3 for additional information related to subscriber lists.

J)	Revenue Recognition The Company’s principal sources of revenue are the advertising space in published issues of its newspapers and on the Company’s Web sites, the sale of newspapers to distributors and individual subscribers, and amounts charged to customers for direct mail and commercial printing and distribution. Newspaper advertising revenue is recorded, net of agency commissions, when the advertisements are published in the newspaper. Advertising revenues for Web sites are recorded, net of agency commissions, ratably over the period of time the advertisement is placed on Web sites. Subscription proceeds are deferred and are included in revenue

PAGE 50  A. H. Belo Corporation 2009 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

on a pro-rata basis over the term of the subscriptions. Subscription revenues under buy-sell arrangements with distributors are recorded based on the net amount received from the distributor, whereas subscription revenues under fee-based delivery arrangements with distributors are recorded based on the amount received from the subscriber. Direct mail and commercial printing and distribution revenues are recorded when the products are distributed or shipped.

K)	Advertising Expense The cost of advertising is expensed as incurred. The Company incurred $7,473, $13,948 and $19,184 in advertising and promotion costs during 2009, 2008 and 2007, respectively.

L)	Employee Benefits A. H. Belo is in effect self-insured for employee-related health care benefits. A third-party administrator is used to process all claims. A. H. Belo’s employee health insurance liabilities are based on the Company’s historical claims experience and are developed from actuarial valuations. A. H. Belo’s reserves associated with the exposure to self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates. Prior to the Distribution, the Company participated in certain Belo benefit plans. Under these plans, the Company’s portion of the cost of benefits earned by its employees during the year was expensed as incurred.

M)	Share-based Compensation The Company records compensation expense related to its stock options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. The Company records the compensation expense related to its restricted stock units using the fair value as of the date of grant. See Notes 5 and 6 for further information related to share-based compensation. Prior to the Distribution, the Company’s employees participated in a share-based compensation plan sponsored by Belo. The Company was charged for the stock compensation cost recorded by Belo related to its employees. Compensation expenses for Belo corporate employees that have been allocated to the Company include related share-based compensation, where applicable.

N)	Income Taxes The Company uses the asset and liability method of accounting for income taxes. In accordance with applicable accounting guidance, the Company recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company also assesses the realizability of these deferred tax assets, and establishes a valuation allowance in accordance with applicable accounting guidance if the realizability threshold of more likely than not is not met. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. For the periods prior to the Distribution, the Company’s results were included in the combined income tax returns of Belo. However, the provision for income taxes for the periods presented has been determined as if the Company had filed separate tax returns.

O)	Use of Estimates The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

P)	Segments The Company’s operating segments are defined as its newspapers within a given geographic area. The Company has determined that all of its operating segments meet the criteria as defined in the applicable accounting guidance to be aggregated into one reporting segment.

Q)	Contingencies A. H. Belo is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation would not have a material adverse effect on A. H. Belo’s consolidated financial position, liquidity, or results of operations. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

R)	Accumulated Other Comprehensive Gain/(Loss) Accumulated Other Comprehensive Gain/(Loss) contains the minimum liability related to other post-employment benefits and deferral of the gain resulting from a negative plan amendment to The Press-Enterprise post-employment benefit plan. The gain will be recognized over six years, the average life expectancy of the remaining plan participants.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 51

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 2: Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codificationtm (the “Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also included in the Codification as sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company implemented the Codification in the quarter ended September 30, 2009. The adoption of the Codification did not affect reported results of operations, financial condition or cash flows.

In December 2007, the Company adopted accounting guidance related to business combinations. The guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This accounting guidance for business combinations was effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects the new accounting guidance related to business combinations will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, that are consummated after the effective date.

Note 3: Goodwill and Intangible Assets

Accounting guidance related to goodwill requires that goodwill be tested for impairment using the two-step method at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company measures the fair value of its reporting units annually on December 31, unless changes in circumstances indicate the goodwill might be impaired. Changes in general market conditions may affect the fair value of a reporting unit at the December 31 measurement date, which could lead to an impairment when the Company completes its annual impairment test. However, any such impairment would not impact the Company’s liquidity.

During the first quarter of 2009, primarily based upon the continued declining economic environment which resulted in a larger than anticipated decline in advertising demand during the first quarter of 2009 and potentially the remainder of the year, the Company determined that sufficient evidence existed to require it to perform an interim goodwill impairment analysis. During the first quarter of 2009, the Company performed the first step of its interim goodwill impairment test for both The Dallas Morning News and The Providence Journal. The Company uses the discounted cash flows method to determine fair value of its operating units. The use of discounted cash flows is based on assumptions requiring significant judgment regarding revenue growth rates, margins, discount factors and tax rates. The assumptions used in the step one analysis were consistent with the Company’s then current estimates and projections, some of which differ from the assumptions used for the annual impairment testing in December 2008. The change in assumptions was driven by greater than anticipated declines in revenue in the first quarter of 2009, which resulted in lower margins despite significant cost reductions.

The step one analysis results indicated a potential goodwill impairment existed at The Providence Journal, but not at The Dallas Morning News. While the step one analysis for both reporting units reflected significant declines in forecasted advertising revenue based on the results from the first three months of 2009, when the analysis was performed, The Dallas Morning News expected to continue to produce sufficient margins such that the carrying amount of its goodwill was not impaired. In performing the step one analysis for The Dallas Morning News, management also considered the sensitivity of its assumptions to additional risk and concluded that the step one analysis would continue to not indicate impairment with more conservative inputs. However, due to the relative size of the carrying amount and estimated fair value of The Providence Journal, its margins were impacted such that the carrying amount of the reporting unit exceeded its estimated fair value. Therefore, the Company performed the second step of the goodwill impairment analysis, which involves calculating the implied fair value of goodwill for The Providence Journal. The second step involved allocating the estimated fair value of the reporting unit to all of its assets and liabilities, except goodwill, and comparing the residual implied fair value to the carrying amount of goodwill of The Providence Journal. During the first quarter of 2009, the Company determined the goodwill related to The Providence Journal was impaired and recorded a non-cash goodwill impairment charge of $80,940. After recording the impairment charge, no goodwill remained related to The Providence Journal.

PAGE 52  A. H. Belo Corporation 2009 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2009, the Company performed its annual goodwill impairment testing and determined there was no additional goodwill impairment.

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

A summary of the changes in the Company’s recorded goodwill is below:

		The Dallas	The Providence	The Press
	Total Goodwill	Morning News	Journal	Enterprise

Gross goodwill balance at January 1, 2008	$526,248	$26,076	$370,155	$130,017
Accumulated amortization	(62,157)	(1,494)	(46,421)	(14,242)
Accumulated impairment	(344,424)	–	(242,794)	(101,630)
Impairment recorded in 2008	(14,145)	–	–	(14,145)

Net goodwill balance at December 31, 2008	105,522	24,582	80,940	–

Gross goodwill balance as of January 1, 2009	526,248	26,076	370,155	130,017
Accumulated amortization	(62,157)	(1,494)	(46,421)	(14,242)
Accumulated impairment	(358,569)	–	(242,794)	(115,775)
Impairment recorded in 2009	(80,940)	–	(80,940)	–

Net goodwill balance at December 31, 2009	$24,582	$24,582	$–	$–

The following table sets forth the Company’s identifiable intangible assets, consisting of subscriber lists that are subject to amortization:

	Total	The Dallas	The Providence	The Press-
	Subscriber Lists	Morning News	Journal	Enterprise

Gross balance at December 31, 2008	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(80,897)	(21,635)	(51,736)	(7,526)

Net balance at December 31, 2008	33,927	1,261	26,962	5,704

Gross balance at December 31, 2009	114,824	22,896	78,698	13,230
Accumulated Amortization	(87,397)	(22,896)	(56,109)	(8,392)

Net balance at December 31, 2009	$27,427	$–	$22,589	$4,838

The amortization expense for intangible assets subject to amortization for the years ended December 31, 2009, 2008 and 2007 was $6,499 per year.

The amortization expense for each of the next five years related to intangible assets subject to amortization at December 31, 2009 is expected to be $5,238 per year.

Note 4: Investments

In connection with the February 2008 Distribution and after an assessment of their respective downtown Dallas real estate needs, A. H. Belo and Belo Corp. agreed to co-own, through the creation of a limited liability company (LLC), The Belo Building, related parking sites, and other real estate. A. H. Belo and Belo each own 50 percent of the LLC and each lease from the LLC 50 percent of the available rental space in The Belo Building and related parking sites under long-term leases. These leases are terminable under various conditions. A third party real estate services firm, engaged by the LLC, manages The Belo Building and other real estate owned by the LLC. This investment is accounted for by AHC using the equity method.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 53

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In addition to the LLC, A. H. Belo has invested in other startup companies that are related to the news and information industry. Details of the investment amounts are in the table below:

	2009	2008

Entity owning The Belo Building	$16,344	$17,183
Other investments	4,970	5,833

Total investments	$21,314	$23,016

While some of the real estate owned by the LLC is currently being marketed for sale, management considers all of the investments long-term in nature. The ability to readily convert these investments into cash is limited.

Note 5: Long-Term Incentive Plan — Post-Distribution

The Company’s employees participate in A. H. Belo’s long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units (RSUs), performance shares, performance units or stock appreciation rights. In addition, stock options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying stock options. Cash-based bonus awards are also available under the plan. Compensation cost related to these plans for the years ended December 31, 2009 and 2008 were $3,323 and $1,461, respectively. A. H. Belo also recognizes compensation expense for any pre-Distribution awards related to its employees that were issued under Belo’s long-term incentive plans. A. H. Belo’s share-based compensation expense for the years ended December 31, 2009 and December 31, 2008 includes $1,617 and $1,340, respectively, related to awards that were issued by Belo.

Prior to the Distribution, the Company’s employees participated in Belo’s long-term incentive plan. See Note 6, for further information regarding the long-term incentive plan prior to the Distribution.

Stock Options

The non-qualified stock options granted to employees under A. H. Belo’s long-term incentive plans become exercisable in cumulative installments over periods of one to three years and expire after ten years. The fair value of each stock option award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Volatility is calculated using an analysis of historical volatility. The Company believes that the historical volatility of A. H. Belo’s stock is the best method for estimating future volatility. The expected lives of stock options are determined based on the Company’s employees’ historical stock option exercise experience. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon United States government issues with a remaining term equal to the expected life of the stock options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

	2009	2008

Weighted-average grant date fair value	$1.08	$1.36
Weighted-average assumptions used:
Expected volatility	126.5%	85.8%
Expected life (years)	5.0	5.4
Risk-free interest rate	3.57%	3.09%
Expected dividend yield	–	5.34%

PAGE 54  A. H. Belo Corporation 2009 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

A summary of stock option activity under the A. H. Belo long-term incentive plan for the years ended December 31, 2009 and 2008 are set forth in the following table:

	Number of	Weighted-Average
	Options	Exercise Price

Issued in connection with the Distribution on February 8, 2008	2,496,728	$21.09
Granted	1,493,500	$3.66
Exercised	–	$–
Canceled	(205,840)	$18.93

Outstanding at December 31, 2008	3,784,388	$14.32

Vested and Exercisable at December 31, 2008	2,261,507	$21.31

Weighted average remaining contractual terms (in years)	6.1	–
Granted	181,482	$1.26
Exercised	(212,000)	$2.05
Canceled	(626,446)	$15.32

Outstanding at December 31, 2009	3,127,424	$13.12

Vested and Exercisable at December 31, 2009	2,230,235	$18.75

Weighted average remaining contractual terms (in years)	4.1

Stock options granted under the A. H. Belo long-term incentive plan are granted where the exercise price equals the closing stock price on the day of grant; therefore the stock options outstanding have no intrinsic value. There were 212,000 stock options and no stock options exercised during the years ended December 31, 2009 and December 31, 2008, respectively.

The following table summarizes information (net of estimated forfeitures) related to A. H. Belo stock options outstanding at December 31, 2009:

				Number of
	Number of	Weghted-Average	Average Exercise	Options	Average Exercise
	Options Outstanding(a)	Remaining Life (years)	Price	Exercisable	Price

$ 1.00 – $ 6.60	1,283,000	8.71	$3.10	386,192	$4.99
$ 6.61 – $17.99	652,492	1.46	$17.63	652,111	$17.63
$18.00 – $22.99	583,979	3.98	$21.12	583,979	$21.12
$23.00 – $29.00	607,953	4.41	$26.43	607,953	$26.43

$ 1.00 – $29.00	3,127,424	5.80	$13.12	2,230,235	$18.75

(a)	Comprised of Series B shares.

A. H. Belo recognized share-based compensation expense related to awards of stock options under its plan for the years ended December 31, 2009 and December 31, 2008 of $837 and $1,325, respectively.

Of the total A. H. Belo stock options outstanding at December 31, 2009, 2,056,990 stock options with a weighted average exercise price of $10.27 are held by A. H. Belo employees and non-employee directors. The remaining 1,070,434 stock options are held by Belo employees.

In connection with the Distribution of A. H. Belo on February 8, 2008, holders of outstanding Belo stock options received an adjusted Belo stock option for the same number of shares of Belo common stock as held before but with a reduced exercise price based on the closing price on February 8, 2008. Holders also received one new A. H. Belo stock option for every five Belo stock options held as of the Distribution Date (the distribution ratio) with an exercise price based on the closing share price on February 8, 2008. Following the Distribution, there were 2,497,000 A. H. Belo stock options outstanding at the weighted average exercise price of $21.09, of which 2,404,000 stock options were exercisable at a weighted average exercise price of $21.11.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 55

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

A summary of RSU activity under the A. H. Belo long-term incentive plan for the years ended December 31, 2009 and December 31, 2008 are set forth in the following table:

		Weighted-Average
	Number of	Price on Date of
	Options	Grant

Outstanding at February 8, 2008	391,297	$18.35
Granted	61,398	$7.65
Vested	(45,050)	$19.10
Canceled	(4,694)	$19.09

Outstanding at December 31, 2008	402,951	$16.63

Granted	155,540	$1.26
Vested	(109,415)	$19.78
Canceled	(10,494)	$16.71

Outstanding at December 31, 2009	438,582	$10.35

The fair value of the RSUs granted is determined using the closing trading price of A. H. Belo’s shares on the grant date. The Company recognized expense of $2,487 and a credit for share-based compensation related to awards of RSUs of $238 for the years ended December 31, 2009 and December 31, 2008, respectively. The weighted-average grant-date fair value of the RSUs granted during the years ended December 31, 2009 and December 31, 2008 was $1.26 and $7.65, respectively. During 2009, 109,415 and during 2008, 45,050 RSUs were converted into shares of stock. As of December 31, 2009, the Company had $1,228 of total unrecognized compensation cost related to non-vested RSUs. The compensation cost is expected to be recognized over a weighted-average period of less than one year. At December 31, 2009 and December 31, 2008, the Company had 402,951 and 438,582 outstanding RSUs, respectively. The total grant-date fair value of these awards was $9,724 and $15,667 at December 31, 2009 and December 31, 2008, respectively of which $1,800 and $913 was recorded as a liability at December 31, 2009 and December 31, 2008, respectively.

In connection with the Distribution, the Belo RSUs were treated as if they were issued and outstanding shares. As a result, the Belo RSUs and the A. H. Belo RSUs taken together, had the same aggregate value based on the closing prices of the Belo stock and the A. H. Belo stock on the Distribution Date, as the Belo RSUs immediately prior to the Distribution.

Each stock option and RSU (of A. H. Belo and of Belo) otherwise have the same terms as the current award. The awards continue to vest as under the existing vesting schedule based on continued employment with Belo or A. H. Belo, as applicable. Following the Distribution, A. H. Belo and Belo recognizes compensation expense for any pre-Distribution awards related to their respective employees, regardless of which company ultimately issues the awards.

Note 6: Long-Term Incentive Plan-Prior to the Distribution

Prior to the Distribution, the Company’s employees participated in Belo’s long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs performance shares, performance units or stock appreciation rights. In addition, stock options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying stock options. Cash-based bonus awards are also available under the plan.

Compensation cost charged to the Company under Belo’s long-term incentive plan for the year ended December 31, 2007 was $9,085.

PAGE 56  A. H. Belo Corporation 2009 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Stock Options

The non-qualified stock options granted to employees under Belo’s long-term incentive plan become exercisable in cumulative installments over periods of one to three years and expire after 10 years. The fair value of each stock option award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Volatility is calculated using an analysis of historical volatility. Belo believes that the historical volatility of Belo’s stock is the best method for estimating future volatility. The expected lives of stock options are determined based on Belo’s historical stock option exercise experience using a rolling one-year average. Belo believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon United States government issues with a remaining term equal to the expected life of the stock options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

2007

Weighted-average grant date fair value	$6.01
Weighted-average assumptions used:
Expected volatility	27.2%
Expected lives (years)	9
Risk-free interest rate	4.66%
Expected dividend yields	2.51%

A summary of stock option activity under the Belo long-term incentive plan for the year ended December 31, 2007, is set forth in the following table:

	2007

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Outstanding at January 1	14,757,498	$21.43
Granted	85,237	$19.91
Exercised	(709,214)	$17.79
Canceled	(1,648,873)	$25.70

Outstanding at December 31	12,484,648	$21.04

Vested and Exercisable at December 31	12,021,912	$21.05

Stock options granted under the Belo long-term incentive plan are granted where the exercise price equals the closing stock price on the day of grant; therefore the stock options outstanding have no intrinsic value. The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $2,085.

The following table summarizes information (net of estimated forfeitures) related to Belo stock options outstanding at December 31, 2007:

	Number of	Weighted- Average	Average	Number of	Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding(a)	Life (years)	Price	Exercisable	Price

$15–18	4,608,569	3.28	$17.66	4,442,704	$17.65
$19–21	4,223,222	4.21	$20.40	3,900,970	$20.34
$22–29	3,638,284	6.13	$26.05	3,566,660	$26.09

$15–29	12,470,075	4.43	$21.04	11,910,334	$21.06

(a)	Comprised of Series B shares.

Belo recognized share-based compensation expense related to awards of stock options for the year ended December 31, 2007 of approximately $3,958, of which $1,798 was charged to the Company. As of December 31, 2007, employees of the Company held stock options to purchase 4,613,000 shares of Belo Series B shares with a weighted-average exercise price of $20.96, of which 4,099,000 of these stock options with a weighted-average exercise price of $20.99 were vested and exercisable. As of December 31, 2007, there was $590 of total unrecognized compensation cost related to the Company’s portion of non-vested Belo stock options which is expected to be recognized over a weighted-average period of 1.2 years.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 57

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In connection with the Distribution of A. H. Belo on February 8, 2008, holders of outstanding Belo stock options received an adjusted Belo stock option for the same number of shares of Belo common stock as held before but with a reduced exercise price based on the closing price on February 8, 2008. Holders also received one new A. H. Belo stock option for every five Belo stock options held as of the Distribution Date (the distribution ratio) with an exercise price based on the closing share price on February 8, 2008. Following the Distribution, there were 2,497,000 A. H. Belo stock options outstanding at the weighted-average exercise price of $21.09, of which 2,404,000 stock options were exercisable at a weighted-average exercise price of $21.11.

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

A summary of RSU activity under the Belo long-term incentive plan for the year ended December 31, 2007, is set forth in the following table.

	2007

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Outstanding at January 1	1,388,206	$19.53
Granted	813,583	$17.18
Exercised	(127,863)	$21.36
Canceled	(125,066)	$19.22

Outstanding at December 31	1,948,860	$18.45

Vested at December 31,	–	$–

The fair value of the RSUs granted is determined using the closing trading price of Belo’s shares on the grant date. Belo recognized share-based compensation expense related to awards of RSUs of $16,239 for the year ended December 31, 2007, of which $7,287 was charged to the Company. The weighted-average grant-date fair value of the RSUs granted during the year ended December 31, 2007 was $17.18. During 2007, 127,863 RSUs were converted into shares of stock. As of December 31, 2007, Belo had $15,215 of total unrecognized compensation cost related to non-vested RSUs, of which the Company’s portion was $5,333. The compensation cost is expected to be recognized over a weighted-average period of 2.09 years for Belo and 2.36 years for the Company.

In connection with the Distribution, the Belo RSUs were treated as if they were issued and outstanding shares. As a result, the Belo RSUs and the A. H. Belo RSUs taken together, had the same aggregate value based on the closing prices of the Belo stock and the A. H. Belo stock on the Distribution Date, as the Belo RSUs immediately prior to the Distribution.

Each stock option and RSU (of A. H. Belo and of Belo) will otherwise have the same terms as the current award. The awards will continue to vest as under the existing vesting schedule based on continued employment with Belo or A. H. Belo, as applicable. Following the Distribution, A. H. Belo and Belo recognizes compensation expense for any pre-Distribution awards related to their respective employees, regardless of which company ultimately issued the awards. A liability of $1,800 and $913 was recorded at December 31, 2009 and December 31, 2008, respectively, for all RSUs granted by the Company.

Note 7: Defined Contribution Plans

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

PAGE 58  A. H. Belo Corporation 2009 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The defined contribution plan covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the plan and Internal Revenue Service regulations. The maximum pretax contribution an employee can make is 100 percent of his or her annual eligible compensation (less required withholdings and deductions) up to statutory limits. Employees participate in the defined contribution plan under the Star Plan (for employees who did not elect to continue participation in Belo’s defined benefit pension plan when it was frozen to new participants in 2000, for employees other than members of the Providence newspaper guild, and in 2004, for members of the Providence newspaper guild); or under the Classic Plan (for employees who elected to continue participation in Belo’s defined benefit pension plan). See Note 8 for further discussions of Belo’s defined benefit pension plan. A. H. Belo contributes an amount equal to two percent of the compensation paid to eligible employees, subject to limitations, and matches a specified percentage of employees’ contributions under the Star Plan. Under the Classic Plan, Belo matches a percentage of the employees’ contribution but does not make the two percent contribution of the participant’s compensation. On January 1, 2009, the Company suspended the two percent Company contribution and suspended the remaining Company matching contribution on April 1, 2009.

Prior to the Distribution, the Company’s employees participated in a Belo-sponsored defined contribution plan established effective October 1, 1989. The Company was charged $1,640, $10,571 and $9,881 in 2009, 2008 and 2007, respectively, for contributions for its employees to A. H. Belo’s and Belo’s defined contribution plans, as applicable, excluding corporate employees whose compensation and benefits were partially allocated to the Company.

In March 2007, Belo froze benefits under the Pension Plan. See Note 8 for further discussion. As part of the curtailment of the Pension Plan, the Company is providing transition benefits to affected A. H. Belo employees, including supplemental contributions to the A. H. Belo Pension Transition Supplement Plan, a defined contribution plan, for a period of up to five years. Prior to February 8, 2008, A. H. Belo established the A. H. Belo Pension Transition Supplement Plan, a defined contribution plan. Concurrent with the date that Belo made its contribution to its pension transition supplement defined contribution plan for the 2007 plan year, Belo caused the vested and non-vested account balances of A. H. Belo employees and former employees to be transferred to the A. H. Belo Pension Transition Supplement Plan. At this time, A. H. Belo assumed sole responsibility for all liabilities for plan benefits of Belo’s pension transition supplement defined contribution plan with respect to A. H. Belo’s employees and former employees. A. H. Belo reimbursed Belo for the aggregate contribution made by Belo to its pension transition supplement defined contribution plan for the 2007 plan year for the accounts of A. H. Belo employees and former employees. As a result, during 2008, the Company accrued supplemental pension transition contributions totaling $6,294, for these plans. There was no such accrual recorded in 2009. These supplemental pension transition contributions will benefit those employees affected by these changes who remain with Belo or A. H. Belo.

Belo also sponsors non-qualified defined contribution retirement plans for certain employees. Expense recognized by the Company in 2007 for these plans was $1,806. Subsequent to December 31, 2007, the plans were discontinued and balances were transferred to the respective participants prior to the Distribution of A. H. Belo.

Note 8: Defined Benefit Pension and Other Post-Retirement Plans

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

The Company was charged $(2,772) for the year ended December 31, 2007 for pension costs for its employees, excluding corporate employees whose compensation and benefits are partially allocated to the Company.

Subsequent to the Distribution of A. H. Belo, Belo retained sponsorship of the Pension Plan and, jointly with A. H. Belo, oversees the investments of the Pension Plan. Belo administers benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan. The Distribution caused each A. H. Belo employee to have a separation from service for purposes of commencing benefits under the Pension Plan at or after age 55. As sponsor of the Pension Plan, Belo will be solely responsible for satisfying the funding obligations with

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 59

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

respect to the Pension Plan and retains sole discretion to determine the amount and timing of any contributions required to satisfy such funding obligations. Belo also retains the right, in its sole discretion, to terminate the Pension Plan.

By prior agreement, A. H. Belo is contractually obligated to reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan

With respect to the Pension Plan, the reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the years ended December 31, 2009 and 2008, and the accumulated benefit obligation at December 31, 2009 and 2008, as determined and reported by Belo are as follows (unaudited):

	2009	2008

Funded Status
Projected benefit obligation
As of January 1	$495,421	$451,058
Actuarial (gains) losses	36,753	31,958
Interest cost	32,909	32,603
Benefits paid	(23,502)	(20,198)

As of December 31	$541,581	$495,421

Fair Value of Plan Assets As of January 1	$302,880	$453,646
Actual return on plan assets	65,856	(130,568)
Benefits paid	(23,502)	(20,198)

As of December 31	345,234	302,880

Funded status as of December 31	$(196,347)	(192,541)

Accumulated Benefit Obligation	$541,581	$495,421

The expected benefit payments to participants, net of administrative expenses, under the Pension Plan are as follows (unaudited):

Total Plan

2010	$26,460
2011	27,608
2012	28,605
2013	30,130
2014	31,700

Belo’s current funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. There was no ERISA funding requirement in 2009, 2008 or 2007 and therefore, Belo made no contributions to the Pension Plan during such years. Accordingly, A. H. Belo made no reimbursement to Belo in 2009 or 2008. Belo has informed the Company it expects to make contributions totaling $14,277 to the Pension Plan in 2010. As described more fully above, if contributions of $14,277 are made to the Pension Plan in 2010 by Belo, the amount of reimbursement provided by A. H. Belo will be $8,566. Based on the reported funded status of the Pension Plan, the Company expects Belo to request significant funding for the Pension Plan in future years. No plan assets are expected to be returned to Belo during the fiscal year ending December 31, 2010.

As discussed in Note 10, in the third quarter 2009, Belo and the Company amended the tax matters agreement to allow the Company’s tax loss for the year ended December 31, 2008, to be carried back against Belo’s 2007 consolidated tax return which generated an $11,978 federal income tax refund. Belo and the Company agreed that the refund will be held by Belo on the Company’s behalf and applied towards the Company’s future obligations to reimburse Belo for a portion of its contributions to the Belo-sponsored pension plan. The refund is expected to cover any 2010 contribution reimbursements due Belo from the Company. If contributions of $14,277 are made to the Pension Plan in 2010, the amount of reimbursement Belo will receive from the Company will be $8,566. Funds held by Belo on behalf of the Company as of December 31, 2009, are recorded in “Funds held by Belo Corp. for future pension payments” on the Consolidated Balance Sheet.

A. H. Belo also sponsors post-retirement benefit plans for certain employees. Expense for these plans recognized in 2009, 2008 and 2007 was $217, $388, and $517, respectively.

PAGE 60  A. H. Belo Corporation 2009 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 9: Long-term Debt

On February 4, 2008, the Company entered into a $100,000 senior revolving credit facility (the “2008 Credit Agreement”), with JP Morgan Chase Bank, N.A., J.P. Morgan Securities, Inc., Banc of America Securities LLC, Bank of America, N.A. and certain other parties thereto. The 2008 Credit Agreement was effective as of the Distribution Date and may be used for future working capital needs and other general corporate purposes, including letters of credit.

As of September 30, 2008, the Company was not in compliance with the fixed charge coverage ratio as required by its credit facility. During the fourth quarter of 2008, the Company’s bank group approved an amendment and waiver to its credit facility.

On January 30, 2009, the Company entered into an amendment and restatement of the 2008 Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement was effective as of January 30, 2009 with a maturity date of April 30, 2011. The Amended and Restated Credit Agreement provided for a $50,000 working capital facility that is subject to a borrowing base and other covenants and restrictions, including maintaining defined financial ratios, restrictions on capital expenditures and dividends and limitations on indebtedness, liens, and asset sales. In connection with the Amended and Restated Credit Agreement, the Company and each of its specified subsidiaries entered into an Amended and Restated Pledge and Security Agreement granting a security interest in all personal property and other assets now owned or thereafter acquired.

On December 3, 2009, the Company entered into the Second Amendment (“Second Amendment”) to the Amended and Restated Credit Agreement (the Amended and Restated Credit Agreement as so amended, the “Credit Agreement”). Among other matters, the Second Amendment to the Credit Agreement extends the maturity date of the credit facility from April 30, 2011 to September 30, 2012, reduces the total commitment amount from $50,000 to $25,000, and releases certain real property securing the facility. The amended facility remains subject to a borrowing base. If borrowing capacity under the amended credit facility becomes less than $17,500, then a fixed charge coverage ratio covenant of 1:1 will apply. The Second Amendment also makes certain minor administrative amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009. The decrease in the Company’s revolving credit facility from $50,000 to $25,000 was a decision made by management. Management concluded that based on estimated future borrowing needs, the cost of the revolving credit facility, and borrowing base availability, $25,000 was sufficient to meet the Company’s borrowing needs. The borrowing base is calculated using eligible accounts receivable and inventory, as defined in the Credit Agreement. A decrease in the borrowing base could create a situation that would limit the Company’s borrowing capacity. At December 31, 2009, the Company had eligible collateral to secure the Credit Agreement of $44,202, resulting in a borrowing base of $25,000. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $18,871 of borrowing capacity available under the Credit Agreement as of December 31, 2009.

Prior to the Distribution, A. H. Belo and its subsidiaries had notes payable arrangements with Belo, primarily to facilitate tax planning and cash management strategies. These notes accrued interest at prime plus one percent and had various payment terms. As of February 8, 2008, in connection with Belo Corp.’s Distribution of the Company, Belo contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by the Company and its subsidiaries or assigned indebtedness to the Company. This effectively settled the notes payable balances.

Notes payable at December 31, 2009 and 2008 consist of the following:

	December 31,	December 31,
	2009	2008

Current maturity of revolving notes	$–	$10,000

The average effective interest rate on the notes payable was 3.7 percent at December 31, 2008.

By agreement with the banks party to the Company’s Amended and Restated Credit Agreement dated as of January 30, 2009, the Company’s and certain of its subsidiaries’ obligations to deliver financial statements for the fiscal year ended December 31, 2009 and the related certification of a Financial Officer and the certification of the Company’s accounting firm and financial statements for the fiscal months ended January 31,2010 and February 28, 2010 and the related certifications of a Financial Officer to the banks has been extended until April 30, 2010.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 61

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 10: Income Taxes

Income tax benefit for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007
	as restated

Current
Federal	$–	$–	$4,527
State	1,531	4,092	5,678

Total current	1,531	4,092	10,205

Deferred
Federal	(15,793)	(18,776)	(8,259)
State	1,787	(1,173)	(3,433)

Total deferred	(14,006)	(19,949)	(11,692)

Total income tax benefit	$(12,475)	$(15,857)	$(1,487)

Income tax benefit for the years ended December 31, 2009, 2008, and 2007 differs from amounts computed by applying the applicable United States federal income tax rate as follows:

	2009	2008	2007
	as restated

Computed expected income tax expense	$(42,130)	$(22,882)	$(121,975)
Texas margin tax adjustment			$(1,896)
State Income Tax (net of federal benefit)	863	1,650	3,380
2008 State Provision to Return True Up	(1,712)	–	–
Impairment	25,584	4,951	120,548
Valuation Allowance	15,383	–	–
Valuation Allowance Reduction due to NOL Carryback	(11,978)	–	–
Deferred Tax True Up	881	–	–
Other Items	634	424	(1,544)

Income Tax Benefit	$(12,475)	$(15,857)	$(1,487)
Effective income tax benefit rate	10.4%	24.3%	0.4%

As of December 31, 2009, the Company expects to incur federal and state net operating tax losses of $4,003 that can be carried back to prior taxable years and forward to future years. These losses will begin to expire in 2030 and 2031 if not utilized.

In the third quarter 2009, Belo and the Company amended the tax matters agreement to allow the Company’s tax loss for the year ended December 31, 2008, to be carried back against Belo’s 2007 consolidated tax return. After the tax matters agreement was amended, Belo amended the previously filed 2007 consolidated tax return to generate an $11,978 federal income tax refund. As discussed in Note 8, Belo and the Company agreed that the refund will be held by Belo on the Company’s behalf and applied towards the Company’s future obligations to reimburse Belo for a portion of its contributions to the Belo-sponsored pension plan. The Company intends to analyze the benefit of entering into a similar letter agreement to address the 2009 projected net operating loss.

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

In accordance with provisions of the applicable accounting guidance, which requires that deferred tax assets and liabilities be adjusted to reflect the effect of the new legislation in the period of enactment, the Company recorded an increase in the income tax benefit of $1,873 in 2007.

PAGE 62  A. H. Belo Corporation 2009 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
	as restated

Deferred tax assets
Deferred compensation and benefits	$4,901	$4,688
Expenses deductible for tax purposes in a year different from the year accrued	6,996	8,336
Net operating loss	4,003	8,080
Minimum pension	246	246
Other	2,305	2,125

Total deferred tax assets	18,451	23,475
Valuation allowance for deferred tax assets	(3,405)	–

Deferred tax assets, net	15,046	23,475

Deferred tax liabilities
Tax amortization in excess of book amortization	11,980	14,118
Tax depreciation in excess of book depreciation	2,688	9,567
Expenses deductible for tax purposes in a year different from the year accrued	1,284	1,981
State taxes	(683)	243

Total deferred tax liabilities	15,269	25,909

Net deferred tax liabilities	$223	$2,434

Deferred taxes are classified as current deferred assets or liabilities due to the classification of the related assets or liabilities as current in the Company’s consolidated financial statements as of December 31, 2009 and 2008. The Company recorded deferred tax assets of $4,003 and $8,080 reflecting the future benefit related to its net operating losses as of December 31, 2009 and 2008. Realization of these deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss carry forwards. Applicable accounting guidance places a threshold for recognition of net deferred tax assets. Based on the criteria established by the applicable accounting guidance, at December 31, 2009, the Company established a valuation allowance of $3,405 against the deferred tax assets in certain jurisdictions, as it is possible that a portion of the benefit resulting from these net operating loss carry forwards will not be realized. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense.

On January 1, 2007 the Company adopted the applicable accounting for uncertainty in income taxes. This accounting guidance clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of the new accounting guidance, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for all open tax years. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax returns in three states. The Company’s federal income tax returns for the years subsequent to December 31, 2006 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions where the Company operates remain subject to examination for various periods subsequent to December 31, 2001. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its significant income tax filing positions and deductions would be sustained. Therefore, the Company has no reserves required by the applicable accounting guidance.

Note 11: Commitments

As of December 31, 2009, the Company had contractual obligations for capital expenditures that primarily relate to newspaper production equipment and leases. The table below summarizes the following commitments of the Company as of December 31, 2009:

Nature of Commitment	Total	2010	2011	2012	2013	2014	Thereafter
Capital expenditures and licenses	$275	$250	$25	$–	$–	$–	$–
Non-cancelable operating leases	19,586	4,294	3,547	2,984	2,391	2,173	4,197

Total	$19,861	$4,544	$3,572	$2,984	$2,391	$2,173	$4,197

Total lease expense for property and equipment was $6,912, $7,773 and $7,534 in 2009, 2008 and 2007, respectively.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 63

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 12: Contingencies

On August 23, 2004, August 26, 2004 and October 5, 2004, three related lawsuits, later consolidated, were filed by purported shareholders of Belo Corp. in the United States District Court for the Northern District of Texas against Belo, Robert W. Decherd, and Barry T. Peckham, a former executive officer of The Dallas Morning News, arising out of the circulation overstatement at The Dallas Morning News. James M. Moroney III was added later as a defendant. The plaintiffs sought to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004, and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the District Court denied plaintiffs’ motion for class certification. On August 12, 2009, the United States Court of Appeals for the Fifth Circuit affirmed the District Court’s denial of class certification. On November 9, 2009, Belo and other parties to the consolidated lawsuit settled the lawsuit on terms that the Company considers favorable, without payment of any settlement amount that is material to the Company.

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and in March 2009, the court dismissed certain additional claims. A trial date is tentatively planned for March or April 2011. The Company believes the lawsuit is without merit and is defending vigorously against it.

On April 13, 2009, four former independent contractor newspaper carriers of The Press-Enterprise, on behalf of themselves and other similarly situated individuals, filed a purported class-action lawsuit against A. H. Belo, Belo, Press Enterprise Company, and as yet unidentified defendants in the Superior Court of the State of California, County of Riverside. The complaint alleges that the defendants violated California laws by allegedly improperly categorizing the plaintiffs and the purported class members as independent contractors rather than employees, and in doing so, allegedly failed to pay minimum, hourly and overtime wages to the purported class members and allegedly failed to comply with other laws and regulations applicable to an employer-employee relationship. Plaintiffs and purported class members are seeking minimum wages, unpaid regular and overtime wages, unpaid rest break and meal period compensation, reimbursement of expenses and losses incurred by them in discharging their duties, payment of minimum wage to all employees who failed to receive minimum wage for all hours worked in each payroll period, penalties, injunctive and other equitable relief, and reasonable attorneys’ fees and costs. The Company believes the lawsuit is without merit and is vigorously defending against these claims.

In addition to the proceedings disclosed above, a number of other legal proceedings are pending against A. H. Belo, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity, or financial condition.

Note 13: Reduction in Force

During 2009, the Company completed a reduction-in-force to continue to reduce operating expenses. The reduction-in-force affected approximately 597 employees and cost $4,242, which was recorded and paid in 2009.

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

Note 14: Related Party Transactions

In connection with the Distribution, A. H. Belo entered into a services agreement with Belo Corp. This agreement provides that A. H. Belo and Belo will furnish services to each other. If the agreement is terminated for any reason, A. H. Belo would need to obtain these services from another provider or decide to perform these services itself. Payments made or other consideration provided in connection with all continuing transactions between the Company and Belo will be on an arm’s-length basis. During 2009 and 2008, the Company provided $16,339 and $18,579, respectively, in information technology and web-related services to Belo and Belo provided $1,493 and $1,817, respectively, in services to the Company. At December 31, 2009 and 2008, A. H. Belo had a receivable from Belo of $1,024 and $1,705, respectively.

PAGE 64  A. H. Belo Corporation 2009 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In connection with the Distribution and an assessment of their respective downtown Dallas real estate needs, A. H. Belo and Belo Corp. agreed to co-own, through the creation of a limited liability company (LLC), The Belo Building, related parking sites, and specified other downtown Dallas real estate. A. H. Belo and Belo each own 50 percent of the LLC and lease from the LLC 50 percent of the available rental space in The Belo Building and related parking sites under long-term leases that are terminable under various conditions. A third party real estate services firm, engaged by the LLC, manages The Belo Building and other real estate owned by the LLC.

The Company includes the investment in the LLC in the Investments line of the balance sheet and is accounted for using the equity method of accounting. Typically, the only activity in the LLC is receiving rent payments from the Company and Belo and the payment of operating expenses for the building. During the periods ended December 31, 2009 and December 31, 2008, the Company recorded losses attributable to the LLC of $169 and $133, respectively.

As discussed in Note 8, prior to the Distribution, some of the Company’s employees participated in the Pension Plan. Subsequent to the Distribution of A. H. Belo, Belo retained sponsorship of the Pension Plan and, jointly with A. H. Belo, oversees the investments of the Pension Plan. Belo administers benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan. As sponsor of the Pension Plan, Belo will be solely responsible for satisfying the funding obligations with respect to the Pension Plan fund as determined using actuarial assumptions. A. H. Belo is contractually obligated to reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan.

As discussed in Note 10, in the third quarter 2009, Belo and the Company amended the tax matters agreement to allow the Company’s tax loss for the year ended December 31, 2008, to be carried back against Belo’s 2007 consolidated tax return which generated an $11,978 federal income tax refund. Belo and the Company agreed that the refund will be held by Belo on the Company’s behalf and applied towards the Company’s future obligations to reimburse Belo for a portion of its contributions to the Belo-sponsored pension plan. The refund is expected to cover any 2010 contribution reimbursements due Belo from the Company. If contributions of $14,277 are made to the Pension Plan in 2010, the amount of reimbursement Belo will receive from the Company will be $8,566. Funds held by Belo on behalf of the Company as of December 31, 2009, are recorded in “Funds held by Belo Corp. for future pension payments” on the Consolidated Balance Sheet.

A. H. Belo Corporation 2009 Annual Report on Form 10-K PAGE 65

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 15: Quarterly Results of Operations (unaudited)

Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008. The amounts for the fourth quarter of 2008 and the first three quarters of 2009 have been restated to reflect the adoption of the multiemployer pension plan provisions of the applicable pension accounting guidance previously discussed in Note 1 and Note 8.

	1st Quarter
2009	(as restated)	2nd Quarter	3rd Quarter	4th Quarter

Net Operating Revenues
Advertising	$89,331	$87,492	$83,816	$91,729
Circulation	31,714	33,266	35,228	36,341
Other	7,449	6,746	7,823	7,413

Total net operating revenues	128,494	127,504	126,867	135,483
Operating Costs and Expenses
Salaries, wages and employee benefits	62,894	51,720	51,668	48,318
Other production, distribution and operating costs	55,866	50,867	48,920	53,674
Newsprint, ink and other supplies	19,619	16,425	12,302	12,641
Asset impairments	80,940	1,749	20,000	3,700
Depreciation	10,536	9,662	9,257	9,402
Amortization	1,624	1,625	1,625	1,625

Total operating costs and expenses	231,479	132,048	143,772	129,360

Loss from operations	(102,985)	(4,544)	(16,905)	6,123
Other (Expense) and Income
Interest expense	(300)	(291)	(211)	(580)
Other income (expense), net	822	(702)	240	(1,037)

Total other (expense) and income	522	(993)	29	(1,617)

Loss before income taxes	(102,463)	(5,537)	(16,876)	4,506
Income tax benefit	(1,756)	1,534	(11,110)	(1,143)

Net (loss) income	$(100,707)	$(7,071)	$(5,766)	$5,649

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (as restated)

Net Operating Revenues
Advertising	$124,423	$125,341	$114,811	$119,862
Circulation	29 ,105	30,275	31,563	32,438
Other	6,659	7,639	7,459	7,739

Total net operating revenues	160,187	163,255	153,833	160,039
Operating Costs and Expenses
Salaries, wages and employee benefits	74,265	68,840	77,804	63,376
Other production, distribution and operating costs	60,966	60,948	60,768	65,741
Newsprint, ink and other supplies	22,969	23,738	23,523	24,378
Goodwill impairment	–	–	–	14,145
Impairment on printing press	–	–	4,535	–
Depreciation	12,241	12,211	10,962	11,362
Amortization	1,625	1,625	1,625	1,624

Total operating costs and expenses	172,066	167,362	179,217	180,626

Loss from operations	(11,879)	(4,107)	(25,384)	(20,587)
Other (Expense) and Income
Interest expense	(3,066)	(165)	(52)	(745)
Other income (expense), net	957	305	(25)	(629)

Total other (expense) and income	(2,109)	140	(77)	(1,374)

Loss before income taxes	(13,988)	(3,967)	(25,461)	(21,961)
Income tax benefit	(5,270)	(770)	(8,203)	(1,614)

Net loss	$(8,718)	$(3,197)	$(17,258)	$(20,347)

PAGE 66  A. H. Belo Corporation 2009 Annual Report on Form 10-K