Form 10-Q
period 2010-03-31
A. H. Belo CORP
filed 2010-05-13
CIK 1413898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2010
Common Stock, $.01 par value	20,868,296

*	Consisting of 18,344,202 shares of Series A Common Stock and 2,524,094 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I.
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
A. H. Belo Corporation and Subsidiaries

	Three months ended March 31,
In thousands, except per share amounts (unaudited)	2010	2009

Net Operating Revenues
Advertising	$72,186	$89,331
Circulation	35,586	31,714
Other	7,986	7,449

Total net operating revenues	115,758	128,494

Operating Costs and Expenses
Salaries, wages and employee benefits	56,254	62,894
Other production, distribution and operating costs	46,030	55,866
Newsprint, ink and other supplies	11,222	19,619
Asset impairment	—	80,940
Depreciation	9,164	10,536
Amortization	1,310	1,624

Total operating costs and expenses	123,980	231,479

Loss from operations	(8,222)	(102,985)

Other Income and Expense
Interest expense	(203)	(300)
Other income, net	25	822

Total other income (expense)	(178)	522

Loss before income taxes	(8,400)	(102,463)

Income tax expense (benefit)	728	(1,756)

Net loss	$(9,128)	$(100,707)

Net loss per share:
Basic and diluted	$(0.44)	$(4.91)

Weighted average shares outstanding:
Basic and diluted	20,767	20,506
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

	March 31, 2010	December 31, 2009
In thousands, except share and per share amounts	(unaudited)

Assets
Current assets:
Cash and temporary cash investments	$42,863	$24,503
Accounts receivable (net of allowance of $5,832 and $6,505 at March 31, 2010 and December 31, 2009, respectively)	48,722	62,977
Funds held by Belo Corp. for future pension payments	7,908	11,978
Inventories	10,829	10,460
Assets held for sale	5,268	5,268
Prepaids and other current assets	8,290	6,758

Total current assets	123,880	121,944

Property, plant and equipment at cost:
Land	27,844	27,844
Buildings and improvements	211,768	211,793
Publishing equipment	348,236	348,089
Other	153,449	146,174
Advance payments on property, plant and equipment	5,674	12,996

Total property, plant and equipment	746,971	746,896
Less accumulated depreciation	552,393	543,567

Property, plant and equipment, net	194,578	203,329

Intangible assets, net	26,117	27,427
Goodwill	24,582	24,582
Investments	21,238	21,314
Other assets	5,573	5,831

Total assets	$395,968	$404,427

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
A. H. Belo Corporation and Subsidiaries

	March 31, 2010	December 31, 2009
In thousands, except share and per share amounts	(unaudited)

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,360	$19,191
Accrued compensation and benefits	14,998	11,692
Other accrued expenses	17,512	18,096
Advance subscription payments	26,479	26,713

Total current liabilities	74,349	75,692

Other post employment benefits	3,500	3,876
Deferred income taxes	566	223
Other liabilities	3,778	3,039

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued.	—	—
Common stock, $.01 par value. Authorized 125,000,000 shares
Series A: issued 18,282,918 and 18,248,970 shares at March 31, 2010 and December 31, 2009, respectively	183	182
Series B: issued 2,507,330 and 2,507,590 shares at March 31, 2010 and December 31, 2009, respectively	25	25
Additional paid-in capital	489,546	488,241
Accumulated other comprehensive income (loss)	3,364	3,364
Accumulated deficit	(179,343)	(170,215)

Total shareholders’ equity	313,775	321,597

Total liabilities and shareholders’ equity	$395,968	$404,427

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
A. H. Belo Corporation and Subsidiaries

In thousands, except share
amounts (unaudited)	Three months ended March 31, 2010
	Common Stock			Additional	Other
	Shares	Shares		Paid-in	Comprehensive	Retained
	Series A	Series B	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2009	18,248,970	2,507,590	$207	$488,241	$3,364	$(170,215)	$321,597
Share-based compensation	—	—	—	1,306	—	—	1,306
Conversion of Series B to Series A	260	(260)	—	—	—	—	—
Issuance of shares for restricted stock units	144	—	1	—	—	—	1
Issuance of shares for stock option exercises	33,544	—	—	172	—	—	172
Income tax on stock options	—	—	—	(173)	—	—	(173)
Net loss	—	—	—	—	—	(9,128)	(9,128)

Balance at March 31, 2010	18,282,918	2,507,330	$208	$489,546	$3,364	$(179,343)	$313,775

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

	Three months ended March 31,
In thousands (unaudited)	2010	2009

Operations
Net loss	$(9,128)	$(100,707)

Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	10,474	12,160
Impairment on investment	—	500
Asset impairment	—	80,940
Deferred income taxes	343	(1,302)
Employee retirement benefit expense (income)	(95)	69
Pension expense	4,072	—
Share-based compensation	2,106	(126)
Other non-cash items	(673)	(1,192)
Net changes in operating assets and liabilities, excluding the effects of the Distribution:
Accounts receivable	14,927	20,481
Inventories	(369)	3,796
Prepaids and other current assets	(1,532)	(1,612)
Other, net	(85)	(790)
Accounts payable	(3,831)	(13,284)
Accrued compensation and benefits	3,306	(5,540)
Accrued interest payable	—	32
Other accrued expenses	(584)	1,180
Advance subscription payments	(234)	725

Net cash (used for) provided by operations	18,697	(4,670)
Investments
Capital expenditures, net	(793)	(2,050)
Other, net	457	945

Net cash used for investments	(336)	(1,105)
Financing
Proceeds from credit facility	—	2,650

Proceeds from credit facility	—	2,650

Net (decrease) increase in cash and temporary cash investments	18,361	(3,125)
Cash and temporary cash investments at beginning of period	24,503	9,934

Cash and temporary cash investments at end of period	$42,864	$6,809

Supplemental Disclosures
Interest paid, net of amounts capitalized	$—	$115

Income taxes paid, net of refunds	$261	$1

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries
(dollars in thousands, except share and per share amounts)
(1)	The accompanying unaudited condensed consolidated financial statements of A. H. Belo Corporation and its subsidiaries (the “Company” or “A. H. Belo”) have been prepared in accordance with United States Generally Accepted Accounting Principles, (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Transactions between the companies comprising A. H. Belo have been eliminated in the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
(2)	The Company owns and operates three primary daily newspapers: The Dallas Morning News, The Providence Journal, and The Press-Enterprise (Riverside, CA). Each publishes and distributes local, state, national, and international news. In addition to these three daily newspapers, the Company publishes various niche products in the same or nearby markets where the primary daily newspapers are located. Each of the Company’s daily newspapers and niche publications operates and maintains its own Web site. The Company also operates direct mail and commercial printing and distribution businesses. The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that according to the applicable accounting guidance all of its operating segments meet the criteria to be aggregated into one reporting segment.
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
(3)	Accumulated Other Comprehensive Gain/(Loss) contains the minimum liability related to other post-employment benefits and deferral of the gain resulting from a negative plan amendment to The Press-Enterprise post-employment benefit plan. The gain is being recognized over six years, the average life expectancy of the remaining plan participants.
(4)	The following table presents stock-based awards that are excluded for purposes of calculating diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010	March 31, 2009
Options excluded as the effects are antidilutive:
Number outstanding	3,019,792	3,754,268
Weighted average exercise price	$14.50	$14.32
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
Share-based compensation cost recognized for awards to A. H. Belo’s employees and non-employee directors was $2,677 and $378 for the three months ended March 31, 2010 and March 31, 2009, respectively. No compensation cost is recognized related to options issued by A. H. Belo held by employees and non-employee directors of Belo. Each stock option and RSU (of A. H. Belo and of Belo) otherwise have the same terms as the original award. The awards continue to vest as under the existing vesting schedule based on continued employment with Belo or A. H. Belo, as applicable. Following the Distribution, A. H. Belo and Belo recognize compensation expense for any pre-Distribution awards related to their respective employees, regardless of which company ultimately issues the awards.
A. H. Belo also recognizes compensation expense for any pre-Distribution awards related to its employees that were issued under Belo’s long-term incentive plans. A. H. Belo’s share-based compensation expense includes $356 for the three months ended March 31, 2010 and $136 for the three months ended March 31, 2009, related to awards that were issued by Belo.
A. H. Belo Option Activity
The following table summarizes the option activity under A. H. Belo’s long-term incentive plan for the period ended March 31, 2010:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2009	3,127,424	$14.20
Granted	—	$—
Exercised	(33,544)	$4.02
Canceled	(74,088)	$6.32

Outstanding at March 31, 2010	3,019,792	$14.50

Of the total A. H. Belo options outstanding at March 31, 2010, 1,951,458 options with a weighted average exercise price of $10.56 are held by A. H. Belo employees and non-employee directors. The remaining 1,068,334 stock options are held by Belo employees and non-employee directors.
A. H. Belo RSU Activity
The following table summarizes the RSU activity under A. H. Belo’s long-term incentive plan for the three-month period ended March 31, 2010:

	Number of	Weighted Average Price
	RSUs	on Date of Grant
Outstanding at December 31, 2009	438,582	$16.63
Granted	726,979	$6.19
Vested	(241)	$19.78
Canceled	(24,568)	$12.17

Outstanding at March 31, 2010	1,140,752	$7.72

Of the total A. H. Belo RSUs outstanding at March 31, 2010, 1,023,566 RSUs are held by A. H. Belo employees and non-employee directors. The remaining 117,186 RSUs are held by Belo employees and non-employee directors.
(6)	Subsequent to the Distribution, Belo retained sponsorship of The G. B. Dealey Retirement Pension Plan (“Pension Plan”), and, jointly with A. H. Belo, oversees the investments of the Pension Plan. Belo administers benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan. As sponsor of the Pension Plan, Belo is solely responsible for directly satisfying the funding obligations with respect to the Pension Plan and retains sole discretion to determine the amount and timing of any contributions required to satisfy such funding obligations. Belo also retains the right, in its sole discretion, to terminate the Pension Plan.
By prior agreement, A. H. Belo is contractually obligated to reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan. As discussed in A. H. Belo’s 2009 Annual Report on Form 10-K filed with the SEC on April 15, 2010, the Pension Plan was underfunded, as determined for financial reporting purposes in accordance with the applicable accounting guidance, as of December 31, 2009, by $196,000 of which 60 percent is $118,000. The Company expects it will be required to make significant future payments to Belo for reimbursements.
A. H. Belo accounts for its obligations related to the Pension Plan according to the applicable accounting guidance for multiemployer pensions, under which it recognizes as net pension cost the required contribution for each period and recognizes as a liability any contribution obligation due and unpaid. During the three month-periods ended March 31, 2010 and March 31, 2009, the Company recognized pension expense for payments to Belo of $4,072 and $0, respectively. The payments were made by decreasing the amount of A. H. Belo funds held by Belo Corp. for future pension contributions.
(7)	On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and in March 2009, the court dismissed certain additional claims. A trial date is tentatively planned for March or April 2011. The Company believes the lawsuit is without merit and is defending vigorously against it.
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

(8)	In connection with the Distribution, the Company entered into a separation and distribution agreement; a services agreement; a tax matters agreement; an employee matters agreement and other agreements with Belo or its subsidiaries. Under the separation and distribution agreement, effective as of the Distribution Date, A. H. Belo and Belo have agreed to indemnify each other and certain related parties from certain liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur), regarding each other’s businesses, whether occurring before, at or after the effective time of the Distribution.
Under the services agreement A. H. Belo and Belo (or their respective subsidiaries) provide each other various services and/or support. Payments made or other consideration provided in connection with all continuing transactions between the Company and Belo will be on an arm’s-length basis.
The tax matters agreement sets out each party’s rights and obligations with respect to payment deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Under this agreement, Belo is responsible for all income taxes prior to the Distribution, except that A. H. Belo is responsible for its share of income taxes paid on a consolidated basis for the period of January 1, 2008 through February 8, 2008. A. H. Belo is solely responsible for its income taxes subsequent to the Distribution Date.
On September 14, 2009, the Company and Belo entered into the first amendment to the tax matters agreement. The amendment allows for the carry-back of A. H. Belo’s losses since February 2008 to Belo’s pre-Distribution tax returns. In exchange, the Company and Belo have agreed that any tax refund relating to these net operating losses is for the account of A. H. Belo and will be held by Belo and applied to the Company’s share of future contributions to the Pension Plan.
On September 24, 2009, Belo amended a previously filed tax return to generate an $11,978 federal income tax refund. This refund was received by Belo in the fourth quarter of 2009. Belo will apply the refund towards A. H. Belo’s future pension obligations and expects the refund to cover any 2010 pension contributions required of A. H. Belo. Correspondingly, A. H. Belo reversed the associated valuation allowance on its deferred tax assets related to the net operating losses carried-back by Belo, resulting in an $11,978 million tax benefit for A. H. Belo. During the three months ended March 31, 2010, $4,072 of such funds held by Belo were distributed to Belo in reimbursement of 60 percent of the contribution to the Pension Plan made by Belo during such period.
(9)	The Company had approximately $746,971 of property, plant and equipment as of March 31, 2010, including approximately $348,236 related to publishing equipment. In addition to the original cost of these assets, their recorded value is determined by a number of estimates made by the Company, including estimated useful lives. In accordance with the applicable accounting guidance, the Company records impairment charges on property plant and equipment used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) the estimated fair value of the assets; and (ii) the estimated future cash flows expected to be generated by the assets, which estimates are based on additional assumptions such as asset utilization, length of service and estimated salvage values. No related impairment was recorded in the three month periods ended March 31, 2010 or March 31, 2009.
(10)	Assets held for sale consist of land and buildings and improvements related to the decision to market for sale a 133,390 square foot warehouse-assembly facility located on 49.85 acres in Dallas near Interstate 20 and Interstate 45 (the “South Plant”). During 2009, in an additional step to reduce its costs, The Dallas Morning News elected to consolidate its production facilities and relocated production equipment from the South Plant to its plant in Plano, Texas where newspapers are printed (the “North Plant”). The South Plant was built in 2007 and was used by The Dallas Morning News for the collating and assembly of the preprint packages included in the Sunday newspaper. The Company, with the assistance of a third party, estimated the market value of the South Plant based on market information for comparable properties in the Dallas-Fort Worth area. The estimated market value was compared to carrying value and, as a result, the Company recorded $20,000 of impairment expense in the third quarter of 2009, to align the carrying value with estimated market value, less selling costs. The Company began marketing the South Plant for sale during the third quarter of 2009. There have been no changes in the status of the property since December 31, 2009.

Assets held for sale consist of the following:

	March 31, 2010	December 31, 2009
Land	$1,067	$1,067
Building and improvements	4,201	4,201

Total assets held for sale	$5,268	$5,268

(11)	Accounting guidance related to goodwill requires that goodwill be tested for impairment using the two-step method at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company measures the fair value of its reporting units annually on December 31. Changes in general market conditions may affect the fair value of a reporting unit at the December 31 measurement date, which could lead to an impairment when the Company completes its annual impairment test. However, any such impairment would not impact the Company’s liquidity. Please refer to Notes 1 and 3 to the Company’s consolidated financial statements in the 2009 Annual Report on Form 10-K for a full description of the Company’s goodwill impairment policies.
During the three months ended March 31, 2009, primarily based upon the continued declining economic environment which resulted in a larger than anticipated decline in advertising demand during the first quarter of 2009 and potentially the remainder of the year, the Company determined that sufficient evidence existed to require it to perform an interim goodwill impairment analysis. During the first quarter of 2009, the Company performed the first step of its interim goodwill impairment test for both The Dallas Morning News and The Providence Journal. The Company uses the discounted cash flows method to determine fair value of its operating units. The use of discounted cash flows is based on assumptions requiring significant judgment regarding revenue growth rates, margins, discount factors and tax rates. The assumptions used in the step one analysis were consistent with the Company’s estimates and projections, some of which differed from the assumptions used for the annual impairment testing in December 2008. The change in assumptions resulted from by greater than anticipated declines in revenue in the first quarter of 2009 which resulted in lower margins, despite significant cost reductions.
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
A summary of the changes in the Company’s recorded goodwill is below:

		The Dallas	The Providence	The Press-
	Total Goodwill	Morning News	Journal	Enterprise
Gross goodwill balance as of January 1, 2009	526,248	26,076	370,155	130,017
Accumulated amortization	(62,157)	(1,494)	(46,421)	(14,242)
Accumulated impairment	(358,569)	—	(242,794)	(115,775)
Impairment recorded in 2009	(80,940)	—	(80,940)	—

Net goodwill balance at December 31, 2009	$24,582	$24,582	$—	$—

Gross goodwill balance as of January 1, 2010	526,248	26,076	370,155	130,017
Accumulated amortization	(62,157)	(1,494)	(46,421)	(14,242)
Accumulated impairment	(439,509)	—	(323,734)	(115,775)

Net goodwill balance at March 31, 2010	$24,582	$24,582	$—	$—

The following table sets forth the Company’s identifiable intangible assets, consisting of subscriber lists that are subject to amortization:

	Total Subscriber	The Dallas	The Providence	The Press-
	Lists	Morning News	Journal	Enterprise
Gross balance at December 31, 2009	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(87,397)	(22,896)	(56,109)	(8,392)

Net balance at December 31, 2009	$27,427	$—	$22,589	$4,838

Gross balance at December 31, 2009	$114,824	$22,896	$78,698	$13,230
Accumulated amortization at March 31, 2010	(88,707)	(22,896)	(57,202)	(8,609)

Net balance at March 31, 2010	$26,117	$—	$21,496	$4,621

(12)	On December 3, 2009, the Company entered into the Second Amendment (“Second Amendment”) to the Amended and Restated Credit Agreement (the Amended and Restated Credit Agreement as so amended, the “Credit Agreement”). Among other matters, the Second Amendment to the Credit Agreement extended the maturity date of the credit facility from April 30, 2011 to September 30, 2012, reduced the total commitment amount from $50,000 to $25,000, and released the lien on certain real property securing the facility. The amended facility remains subject to a borrowing base. If borrowing capacity under the Credit Facility becomes less than $17,500, then a fixed charge coverage ratio covenant of 1:1 will apply. The Second Amendment also makes certain minor administrative amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009. The decrease in the Company’s revolving credit facility from $50,000 to $25,000 was a decision made by management. Management concluded that based on estimated future borrowing needs, the cost of the revolving credit facility, and borrowing base availability, $25,000 was sufficient to meet the Company’s borrowing needs. The borrowing base is calculated using eligible accounts receivable and inventory, as defined in the Credit Agreement. A decrease in the borrowing base could potentially limit the Company’s borrowing capacity. At March 31, 2010, the Company had eligible collateral to secure the Credit Agreement of $32,822, resulting in a borrowing base of $25,000. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $18,911 of borrowing capacity available under the credit facility. At December 31, 2009, the Company had eligible collateral to secure the Credit Agreement of $44,202, resulting in a borrowing base of $25,000. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $18,871 of borrowing capacity available under the Credit Agreement as of December 31, 2009.
At March 31, 2010 and December 31, 2009, the Company had no borrowings under the Credit Agreement.
(13)	Management has determined that the fair value of the Company’s financial instruments which include cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their carrying values as of March 31, 2010 and December 31, 2009 primarily due to the short-term nature, and/or the variable interest rates associated with such instruments. The fair value of assets held for sale, based on current market values, also approximate their carrying values as of March 31, 2010.
(14)	In connection with the February 2008 Distribution and after an assessment of their respective downtown Dallas real estate needs, A. H. Belo and Belo Corp. agreed to co-own, through the creation of a limited liability company (LLC), The Belo Building, (a seventeen story office building in downtown Dallas), related parking sites, and other real estate. A. H. Belo and Belo each own 50 percent of the LLC and each lease from the LLC 50 percent of the available rental space in The Belo Building and related parking sites under long-term leases. These leases are terminable under various conditions. A third party real estate services firm, engaged by the LLC, manages The Belo Building and other real estate owned by the LLC. The Company accounts for this investment using the equity method.
In addition, A. H. Belo and Belo, through their subsidiaries, jointly own 6.6 percent of Classified Ventures, LLC, a joint venture in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The three principal online businesses Classified Ventures, LLC operates are cars.com, apartments.com, and homegain.com. Effective January 1, 2010, the Company started accounting for its investment in Classified Ventures using the equity method and recorded $379 in earnings.

In addition to the LLC, A. H. Belo has invested in other startup companies related to the news and information industry. Details of the investment amounts are in the table below:

	March 31, 2010	December 31, 2009
LLC owning The Belo Building	$16,112	$16,344
Other equity method investments	1,515	—
Other cost method investments	3,611	4,970

Total investments	$21,238	$21,314

Although, some of the real estate owned by the LLC is currently being marketed for sale, management considers all of the investments long-term in nature. The ability to readily convert these investments into cash is limited.
(15)	Income taxes are recorded using the liability method in accordance with applicable accounting guidance. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the year.
The Company recognized income tax expense of approximately $728 for the three months ended March 31, 2010, representing an effective income tax rate of (8.67) percent. The Company recognized an income tax benefit of approximately $1,756 for the three months ended March 31, 2009, representing an effective income tax rate of 1.71 percent. The tax expense for the three months ended March 31, 2010 is primarily attributable to tax expense incurred related to the Texas margin tax and Rhode Island state income tax. The tax benefit for the three months ended March 31, 2009 is primarily attributable to the operating losses incurred by the Company during the first quarter of 2009.

The Company projects taxable losses for the year for federal income tax purposes and some state jurisdictions in which the Company operates. Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards begin to expire in the years 2030 and 2031 if not utilized.

The applicable accounting guidance places a threshold for recognition of deferred tax assets. Based on the criteria established by the applicable accounting guidance, the Company established a valuation allowance against the deferred tax assets in certain jurisdictions in March of 2009, as it was more likely than not that the benefit resulting from these deferred tax assets would not be realized. The factors used to assess the likelihood of realization of the deferred tax assets include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense. The Company increased the valuation allowance for the quarter ended March 31, 2010 by $3,449. The applicable accounting guidance places a threshold for recognition of deferred tax assets. Based on the criteria established by the applicable accounting guidance, the Company established a valuation allowance against the deferred tax assets in certain jurisdictions in March of 2009, as it was more likely than not that the benefit resulting from these deferred tax assets would not be realized. The factors used to assess the likelihood of realization of the deferred tax assets include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense.
(16)	The total number of authorized shares of common stock is 125,000,000 shares. The Company has two series of common stock outstanding, Series A and Series B, each with a par value of $0.01 per share. The Series A and Series B shares are identical except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Series B shares are convertible at any time on a one-for-one basis into Series A shares but Series A shares are not convertible into Series B shares. Shares of the Company’s Series A common stock are traded on the New York Stock Exchange (NYSE symbol: AHC). There is no established public trading market for shares of Series B common stock. Transferability of the Series B shares is limited to family members and affiliated entities of the holder. Upon any other type of transfer, the Series B shares automatically convert into Series A shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)
The following information should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes filed as part of this report.
Overview
A. H. Belo Corporation, headquartered in Dallas, Texas, is a distinguished news and information company that owns and operates three daily newspapers and 11 associated Web sites. A. H. Belo publishes The Dallas Morning News, Texas’ leading newspaper; The Providence Journal, the oldest major daily newspaper of general circulation and continuous publication in the U.S.; and The Press-Enterprise (Riverside, CA), serving southern California’s Inland Empire region. These newspapers produce extensive local, state, national and international news. In addition, the Company publishes various specialty publications targeting niche audiences, young adults and the fast-growing Hispanic market. A. H. Belo also owns direct mail and commercial printing and distribution businesses.
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
Results of Operations
(Dollars in thousands, except per share amounts)
Condensed Consolidated Results of Operations

	Three months ended March 31,
		Percentage
	2010	Change	2009

Net operating revenues	$115,758	(9.9)%	$128,494
Operating costs and expenses	123,980	(46.4)%	231,479
Other income (expense)	(178)	(134.1)%	522

Loss before income taxes	(8,400)	(91.8)%	(102,463)
Income tax expense (benefit)	728	(141.5)%	(1,756)

Net loss	$(9,128)	(90.9)%	$(100,707)

The table below presents the components of net operating revenues for the three months ended March 31, 2010 and March 31, 2009, respectively:
Revenues

	Three months ended March 31,
		Percentage
	2010	Change	2009

Advertising	$72,186	(19.2)%	$89,331
Circulation	35,586	12.2%	31,714
Other	7,986	7.2%	7,449

Net operating revenues	$115,758	(9.9)%	$128,494

Advertising revenues accounted for 62.4 percent of total revenues for the three months ended March 31, 2010, compared to 69.5 percent for the same period in the prior year. Circulation revenues accounted for 30.7 percent of total revenues for the three ended March 31, 2010, compared to 24.7 percent for the same period in the prior year.
The Company’s revenues have continued to be adversely affected by economic pressures. Advertising expense budgets tend to be reduced more than other expenses in times of economic uncertainty or a recession. The economic slowdown continues to adversely affect advertising demand and the Company’s business, financial condition and results of operations. Total advertising revenue, including print and Internet revenue, was down 19.2 percent for the three months ended March 31, 2010, when compared to the same period last year. Retail advertising revenue was down 20.9 percent, general advertising revenue was down 24.4 percent, and classified advertising revenue (exclusive of Internet revenue) was down 24.4 percent for the three months ended March 31, 2010, when compared to the same period last year. The Dallas Morning News, The Press-Enterprise and The Providence Journal experienced declines in substantially all advertising categories that are included in retail, general and classified. The Dallas Morning News’ advertising revenues were down 18.9 percent for the three months ended March 31, 2010, when compared to the same period in the prior year. The Press-Enterprise‘s advertising revenues were down 19.5 percent for the three months ended March 31, 2010, when compared to the same period in the prior year. The Providence Journal‘s advertising revenues were down 19.9 percent for the three months ended March 31, 2010, when compared to the same period in the prior year. The Company had $8,531 in Internet revenue for the three months ended March 31, 2010, which accounted for 7.4 percent of total revenues. Compared to the prior year period, Internet revenues decreased 8.0 percent for the three months ended March 31, 2010. Decreases in Internet revenues resulted from declines in auto, employment and real estate classifieds, which depend on upselling from the same print categories. Internet ad revenue, exclusive of classified revenue, increased 7.1 percent for the three months ended March 31, 2010, when compared to the same period in the prior year.
Circulation revenue increased 12.2 percent for the three months ended March 31, 2010 primarily due to single-copy and home delivery price increases and less discounting at The Press-Enterprise.
Other revenue, which consists primarily of commercial printing and distribution, increased 7.2 percent for the three months ended March 31, 2010.
Operating Costs and Expenses

	Three months ended March 31,
		Percentage
	2010	Change	2009

Salaries, wages and employee benefits	$56,254	(10.6)%	$62,894
Other production, distribution and operating costs	46,030	(17.6)%	55,866
Newsprint, ink and other supplies	11,222	(42.8)%	19,619
Asset impairment	—	(100.0)%	80,940
Depreciation	9,164	(13.0)%	10,536
Amortization	1,310	(19.3)%	1,624

Total operating costs and expenses	$123,980	(46.4)	$231,479

The Company’s operating costs and expenses decreased $107,499, or 46.4 percent, for the three months ended March 31, 2010, compared to the same period in the prior year. The decreases for the three months ended March 31, 2010 were due to decreases in all operating expense categories. Salaries, wages and employee benefits decreased $6,640 for the three months ended March 31, 2010, due to restructuring initiatives undertaken during 2009 that included labor force, payroll and benefit reductions. Other production, distribution and operation costs decreased $9,836 for the three months ended March 31, 2010, when compared to the same period in 2009. This decrease is primarily related to decreases in distribution expense, outside services, bad debt expense and rental expense. Newsprint, ink and other supplies decreased $8,397 for the three months ended March 31, 2010, when compared to the same period in 2009. This decrease is related to a decrease in newsprint consumed. During the three months ended March 31, 2010, the Company’s publishing operations used approximately 14,138 metric tons of newsprint at an average purchase price of $540 per ton. Consumption of newsprint for the same period in 2009 was approximately 21,087 metric tons, at an average purchase price of $704 per ton. During the three months ended March 31, 2009, the Company recorded a goodwill impairment charge at The Providence Journal of $80,940. Depreciation expense decreased $1,372 for the three months ended March 31, 2010, when compared to the same periods in 2009. This decrease is primarily due to lower depreciable assets in service. Amortization expense decreased $314 for the three months ended

March 31, 2010, when compared to the same period in 2009. This decrease is due to the subscriber lists at The Dallas Morning News being fully amortized at December 31, 2009.
Interest Expense
Interest expense decreased $97, or 32.3, percent during the three months ended March 31, 2010, compared to the prior year period.
Other Income, Net
Other income, net decreased $797 for the three months ended March 31, 2010, compared to the same period in 2009. This decrease reflects The Dallas Morning News’ receipt of a sales tax refund during the first quarter of 2009.
Income Taxes
Income tax expense increased approximately $2,484 for the three months ended March 31, 2010, compared to the same period in 2009. The tax expense for the three months ended March 31, 2010 is primarily attributable to tax expense incurred related to the Texas margin tax and Rhode Island state income tax. The Company projects taxable losses for the year for federal income tax purposes and most jurisdictions in which the Company operates. The quarter’s tax benefit associated with these tax losses is offset by a corresponding increase in the valuation allowance of approximately $3,449 for the quarter.
Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carry forwards will begin to expire in the years 2030 and 2031 if not used. The applicable accounting guidance places a threshold for recognition of deferred tax assets. Based on the criteria established by the applicable accounting guidance, the Company established a valuation allowance against the deferred tax assets in certain jurisdictions in March of 2009, as it was more likely than not that the benefit resulting from these deferred tax assets would not be realized. The factors used to assess the likelihood of realization of the deferred tax assets include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense. The Company continues to evaluate the more likely than not threshold for recognition of its deferred tax assets and records adjustments as necessary.
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations was $18,697 for the three months ended March 31, 2010 compared to net cash used for operations of $4,670 for the same period last year. The 2010 operating cash flows were primarily provided by a lower operating loss in the three months ended March 31, 2010 when compared to the same period in 2009 and routine changes in working capital. The lower operating loss was the result of cost cutting during 2009, which have resulted in the lower net loss by the Company and lower cash expenditures.
At March 31, 2010, the Company’s working capital was $49,531 compared to $46,252 at December 31, 2009, an increase of $3,279. This improvement resulted from an increase in current assets of $1,936 and a decrease in current liabilities of $1,343. The increase in working capital reflects higher cash levels, an increase in prepaid assets and lower accounts payable. These increases in working capital are partially offset by decreases in accounts receivable and the funds held by Belo for future pension contributions and increases in accrued compensation and benefits.
Management believes that current working capital, cash flow provided by operations and the ability to borrow under the Company’s revolving credit facility should be adequate to fund its current obligations.
Investing Cash Flows
Net cash flows used for investing activities were $336 for the three months ended March 31, 2010 compared to $1,105 for the same period in 2009. The decrease reflects capital spending of $793, primarily related to computer hardware and software expenditures, for the first three months of 2010 compared to $2,050 during the same period of 2009. This decrease in capital spending is primarily due to lower capital expenditures, as part the Company’s overall cost reduction initiatives.

Financing Cash Flows
No cash was used in financing activities for the three months ended March 31, 2010 compared to $2,650 used in financing activities during the same period in 2009. The cash used in 2009 was to reduce the outstanding amount under the Company’s credit facility.
On December 3, 2009, the Company entered into the Second Amendment (“Second Amendment”) to the Amended and Restated Credit Agreement (the Amended and Restated Credit Agreement as so amended, the “Credit Agreement”). Among other matters, the Second Amendment to the Credit Agreement extended the maturity date of the credit facility from April 30, 2011 to September 30, 2012, reduced the total commitment amount from $50,000 to $25,000, and released certain real property securing the facility. The amended facility remains subject to a borrowing base. If borrowing capacity under the Credit Agreement becomes less than $17,500, then a fixed charge coverage ratio covenant of 1:1 will apply. The Second Amendment also makes certain minor administrative amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009. The decrease in the Company’s revolving credit facility from $50,000 to $25,000 was a decision made by management. Management concluded that based on estimated future borrowing needs, the cost of the revolving credit facility, and borrowing base availability, $25,000 was sufficient to meet the Company’s borrowing needs. The borrowing base is calculated using eligible accounts receivable and inventory, as defined in the Credit Agreement. A decrease in the borrowing base could potentially limit the Company’s borrowing capacity. At March 31, 2010, the Company had eligible collateral to secure the Credit Agreement of $32,822, resulting in a borrowing base of $25,000. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $18,911 of borrowing capacity available under the credit facility. At December 31, 2009, the Company had eligible collateral to secure the Credit Agreement of $44,202, resulting in a borrowing base of $25,000. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $18,871 of borrowing capacity available under the Credit Agreement as of December 31, 2009.
At March 31, 2010 and December 31, 2009, the Company had no borrowings under the Credit Agreement.
Forward-Looking Statements
Statements in this communication concerning A. H. Belo Corporation’s business outlook or future economic performance, anticipated financial performance, revenues, expenses, dividends, capital expenditures, investments, impairments, pension plan contributions, future financings, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.
Such risks, uncertainties and factors include, but are not limited to, general economic conditions, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates, and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; challenges in achieving expense reduction goals, and on schedule, and the resulting potential effects on operations; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures, and investments; pension plan matters; significant armed conflict; and other factors beyond our control, as well as other risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and other public disclosures and filings with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in A. H. Belo’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.	Controls and Procedures
During the three months ended March 31, 2010, there were no changes in A. H. Belo’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Senior Vice President/Chief Financial Officer, of the effectiveness of the

Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President/Chief Financial Officer concluded that, as of March 31, 2010, due to a material weakness in internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s disclosure controls and procedures were not effective.
Notwithstanding the material weakness discussed above, the Company’s principal executive officer and the principal financial officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows as of the period ends, and for each of the periods presented in this report.
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
In addition to the matters previously disclosed (see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1), for which there are no material developments, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial position of the Company.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our 2009 Annual Report on Form 10-K.

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

Exhibit Number	Description
2.1	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741) (the “February 12, 2008 Form 8-K”))

3.1	*	Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.1 to Amendment No. 3 to the Company’s Form 10 dated January 18, 2008 (Securities and Exchange Commission File No. 001-33741) (the “Third Amendment to Form 10”))

3.2	*	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated January 11, 2008 (Exhibit 3.2 to Post-Effective Amendment No. 1 to Form 10 dated January 31, 2008 (Securities and Exchange Commission File No. 001-33741))

3.3	*	Amended and Restated Bylaws of the Company, effective January 11, 2008 (Exhibit 3.3 to the Third Amendment to Form 10)

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.3 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)

4.4	*	Rights Agreement dated as of January 11, 2008 between the Company and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)

10.1	Financing agreements:

	(1)*	Credit Agreement dated as of February 4, 2008 among the Company, as Borrower, JPMorgan Chase, N.A., as Administrative Agent, JPMorgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Bookrunners, Bank of America, N.A., as Syndication Agent, SunTrust Bank and Capitol One Bank, N.A. as Co-Documentation Agents (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-33741))

	(2)*	First Amendment and Waiver to the Credit Agreement dated as of October 23, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008 (Securities and Exchange Commission File No. 001-33741))

	(3)*	Amended and Restated Credit Agreement dated as of January 30, 2009, (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “February 2, 2009 Form 8-K”))

	(4)*	Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 (Exhibit 10.2 to the February 2, 2009 From 8-K)

	(5)*	First Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2009 (Exhibit 10.1(5) to the Company’s Quarterly Report on Form 10-Q file with the Securities and Exchange Commission on December 13, 2009 (Securities and Exchange Commission File No. 001-33741))

Exhibit Number	Description
	(6)*	Second Amendment to the Amended and Restated Credit Agreement dated as of December 3, 2009, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2009 (Securities and Exchange Commission File No. 001-33741))

10.2	Compensatory plans:

	~ (1)*	A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8-K)

	* (a)	First Amendment to the A. H. Belo Savings Plan dated September 23, 2008 (Exhibit 10.2(1)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 (Securities and Exchange Commission File No. 001-33741))

	*(b)	Second Amendment to the A. H. Belo Savings Plan effective March 27, 2009 (Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the Securities and Exchange Commission on April 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “April 2, 2009 Form 8-K”))

	*(c)	Third Amendment to the A. H. Belo Savings Plan effective March 31, 2009 (Exhibit 10.2 to the April 2, 2009 Form 8-K)

	*(d)	Fourth Amendment to the A. H. Belo Savings Plan dated September 10, 2009, (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No. 001-33741))

	~ (2)*	A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)

	* (a)	First Amendment to A. H. Belo 2008 Incentive Compensation Plan effective July 23, 2008 (Exhibit 10.2(2)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008 (Securities and Exchange Commission File No. 001-33741))

	(b)	Form of A. H. Belo 2008 Incentive Compensation Plan Non-Employee Director Evidence of Grant (for Non-Employee Director Awards)

	(c)	Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (for Employee Awards)

	~ (3)*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8-K)

	*(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 From 8-K)

	~ (4)*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)

	* (a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)

10.3	Agreements relating to the Distribution of A. H. Belo:

	(1)*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

	* (a)	First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission file No. 00-00741))

	(2)*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

Exhibit Number	Description
	(3)*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

	(4)*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (See Exhibit 2.1 to the February 12, 2008 Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. H. BELO CORPORATION
May 13, 2010	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer)

May 13, 2010	By:	/s/ Michael N. Lavey
Michael N. Lavey
Vice President/Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.2(2)(b)	Form of A. H. Belo 2008 Incentive Compensation Plan Non-Employee Director Evidence of Grant (for Non-Employee Director Awards)

10.2(2)(c)	Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (for Employee Awards)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002