Form 10-Q
period 2010-06-30
A. H. Belo CORP
filed 2010-07-27
CIK 1413898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2010
Common Stock, $.01 par value	21,071,742

*	Consisting of 18,522,606 shares of Series A Common Stock and 2,549,136 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I.
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
A. H. Belo Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts (unaudited)	2010	2009	2010	2009

Net Operating Revenues
Advertising	$77,004	$87,492	$149,190	$176,823
Circulation	35,456	33,266	71,042	64,980
Other	9,110	6,746	17,097	14,195

Total net operating revenues	121,570	127,504	237,329	255,998

Operating Costs and Expenses
Salaries, wages and employee benefits	56,817	51,720	113,071	114,614
Other production, distribution and operating costs	47,034	50,867	93,066	106,734
Newsprint, ink and other supplies	12,492	16,425	23,713	36,043
Asset impairment	—	1,749	—	82,689
Depreciation	8,441	9,662	17,605	20,198
Amortization	1,310	1,625	2,620	3,249

Total operating costs and expenses	126,094	132,048	250,075	363,527

Loss from operations	(4,524)	(4,544)	(12,746)	(107,529)

Other Income and Expense
Interest expense	(203)	(291)	(406)	(591)
Other income (expense), net	5,967	(702)	5,992	120

Total other income (expense)	5,764	(993)	5,586	(471)

Income (loss) before income taxes	1,240	(5,537)	(7,160)	(108,000)

Income tax expense (benefit)	1,411	1,534	2,139	(222)

Net loss	$(171)	$(7,071)	$(9,299)	$(107,778)

Net loss per share:
Basic	$(0.01)	$(0.34)	$(0.45)	$(5.25)

Weighted average shares outstanding:
Basic and diluted	20,950	20,537	20,860	20,521
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

	June 30, 2010
In thousands, except share and per share amounts	(unaudited)	December 31, 2009

Assets
Current assets:
Cash and temporary cash investments	$60,009	$24,503
Accounts receivable (net of allowance of $5,168 and $6,505 at June 30, 2010 and December 31, 2009, respectively)	47,025	62,977
Receivable from the sale of the Washington Street Garage	5,793	—
Funds held by Belo Corp. for future pension payments	3,706	11,978
Inventories	9,032	10,460
Assets held for sale	6,396	5,268
Prepaids and other current assets	7,377	6,758

Total current assets	139,338	121,944

Property, plant and equipment at cost:
Land	27,394	27,844
Buildings and improvements	209,255	211,793
Publishing equipment	348,263	348,089
Other	153,171	146,174
Advance payments on property, plant and equipment	5,106	12,996

Total property, plant and equipment	743,189	746,896
Less accumulated depreciation	557,638	543,567

Property, plant and equipment, net	185,551	203,329

Intangible assets, net	24,808	27,427
Goodwill	24,582	24,582
Investments	21,618	21,314
Other assets	4,847	5,831

Total assets	$400,744	$404,427

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
A. H. Belo Corporation and Subsidiaries

	June 30, 2010
In thousands, except share and per share amounts	(unaudited)	December 31, 2009

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,395	$19,191
Accrued compensation and benefits	20,449	11,692
Other accrued expenses	17,319	18,096
Advance subscription payments	24,211	26,713

Total current liabilities	78,374	75,692

Other post employment benefits	3,621	3,876
Deferred income taxes	1,366	223
Other liabilities	3,294	3,039

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued.	—	—
Common stock, $.01 par value. Authorized 125,000,000 shares
Series A: issued 18,522,026 and 18,248,970 shares at June 30, 2010 and December 31, 2009, respectively	185	182
Series B: issued 2,549,716 and 2,507,590 shares at June 30, 2010 and December 31, 2009, respectively	25	25
Additional paid-in capital	490,394	488,241
Accumulated other comprehensive income	2,999	3,364
Accumulated deficit	(179,514)	(170,215)

Total shareholders’ equity	314,089	321,597

Total liabilities and shareholders’ equity	$400,744	$404,427

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
A. H. Belo Corporation and Subsidiaries

	Six months ended June 30, 2010
		Common Stock		Additional	Other
	Shares	Shares		Paid-in	Comprehensive	Retained
In thousands, except share amounts (unaudited)	Series A	Series B	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2009	18,248,970	2,507,590	$207	$488,241	$3,364	$(170,215)	$321,597
Share-based compensation	—	—	—	1,288	—	—	1,288
Conversion of Series B to Series A	2,164	(2,164)	—	—	—	—	—
Issuance of shares for restricted stock units	62,119	—	1	18	—	—	19
Issuance of shares for stock option exercises	208,773	44,290	2	879	—	—	881
Income tax on stock options	—	—	—	(32)	—	—	(32)
Amortization of curtailment gain	—	—	—	—	(365)		(365)
Net loss	—	—	—	—	—	(9,299)	(9,299)

Balance at June 30, 2010	18,522,026	2,549,716	$210	$490,394	$2,999	$(179,514)	$314,089

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

	Six months ended June 30,
In thousands (unaudited)	2010	2009

Operations
Net loss	$(9,299)	$(107,778)

Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	20,225	23,447
Gain on disposal of Washington Street Garage	(5,373)	—
Impairment on investment	—	1,000
Asset impairment	—	82,689
Deferred income taxes	1,143	(1,302)
Employee retirement benefit expense (income)	26	103
Pension expense	8,272	—
Share-based compensation	1,631	412
Other non-cash items	(948)	(1,078)
Net changes in operating assets and liabilities:
Accounts receivable	17,289	25,094
Inventories	1,428	7,889
Prepaids and other current assets	(619)	(315)
Other, net	616	(566)
Accounts payable	(2,796)	(12,424)
Accrued compensation and benefits	8,757	(6,056)
Accrued interest payable	—	11
Other accrued expenses	(777)	(874)
Advance subscription payments	(2,502)	1,086

Net cash provided by operations	37,073	11,338
Investments
Capital expenditures, net	(1,946)	(4,796)
Other, net	376	2,189

Net cash used for investments	(1,570)	(2,607)
Financing
Proceeds from issuance of stock options	3	—
Payments on credit facility	—	(6,460)

Cash provided by (used in) financing activities	3	(6,460)

Net increase in cash and temporary cash investments	35,506	2,271
Cash and temporary cash investments at beginning of period	24,503	9,934

Cash and temporary cash investments at end of period	$60,009	$12,205

Supplemental Disclosures
Interest paid, net of amounts capitalized	$—	$115

Income taxes paid, net of refunds	$2,319	$1

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries
(Dollars in thousands, except share and per share amounts)
(1)	The accompanying unaudited condensed consolidated financial statements of A. H. Belo Corporation and its subsidiaries (the “Company” or “A. H. Belo”) have been prepared in accordance with United States Generally Accepted Accounting Principles, (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Transactions between the companies comprising A. H. Belo have been eliminated in the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

(2)	The Company owns and operates three primary daily newspapers: The Dallas Morning News, The Providence Journal, and The Press-Enterprise (Riverside, CA). Each publishes and distributes local, state, national, and international news. In addition to these three daily newspapers, the Company publishes various niche products in the same or nearby markets where the primary daily newspapers are located. Each of the Company’s daily newspapers and niche publications operates and maintains its own Web site. The Company also operates direct mail and commercial printing and distribution businesses. The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that according to the applicable accounting guidance all of its operating segments meet the criteria to be aggregated into one reporting segment.

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

(3)	Accumulated Other Comprehensive Gain/(Loss) contains the minimum liability related to other post-employment benefits and deferral of a gain resulting from a negative plan amendment to The Press-Enterprise post-employment benefit plan. This negative plan amendment, which reduces the plan benefits, was made in 2009. The gain is being recognized over approximately five years, determined by the average life expectancy to age 65 of the plan participants at the date of the negative plan amendment and at which point the benefits will end for the remaining plan participants.

(4)	The following table presents stock-based awards that are excluded for purposes of calculating diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Options excluded as the effects are antidilutive:
Number outstanding	2,681,892	4,132,274	2,681,892	4,132,274
Weighted average exercise price	$15.85	$12.83	$15.85	$12.83
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

Share-based compensation cost recognized for awards to A. H. Belo’s employees and non-employee directors was $(146) and $2,531 for the three and six months ended June 30, 2010, respectively, and $731 and $1,109 for the three and six months ended June 30, 2009, respectively. The negative cost for the three months ended June 30, 2010, is due to forfeitures related to employees leaving the Company. No compensation cost is recognized related to options issued by A. H. Belo held by employees and non-employee directors of Belo. Each stock option and RSU (of A. H. Belo and of Belo) otherwise have the same terms as the original award. The awards continue to vest as under the existing vesting schedule based on continued employment with Belo or A. H. Belo, as applicable. Following the Distribution, A. H. Belo and Belo recognize compensation expense for any pre-Distribution awards related to their respective employees, regardless of which company ultimately issues the awards.

A. H. Belo also recognizes compensation expense for any pre-Distribution awards related to its employees that were issued under Belo’s long-term incentive plans. A. H. Belo’s share-based compensation expense includes $(425) and $(69) for the three and six months ended June 30, 2010, respectively, and $369 for the three and $504 for the six months ended June 30, 2009, respectively, related to awards that Belo issued.

A. H. Belo Stock Option Activity

The following table summarizes the stock option activity under A. H. Belo’s long-term incentive plan for the period ended June 30, 2010:

	Number of	Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2009	3,127,424	$14.20
Granted	—	$—
Exercised	(253,063)	$2.73
Canceled	(192,469)	$6.26

Outstanding at June 30, 2010	2,681,892	$15.85

Of the total A. H. Belo options outstanding at June 30, 2010, 1,639,908 options with a weighted average exercise price of $12.05 are held by A. H. Belo employees and non-employee directors. The remaining 1,041,984 stock options are held by Belo employees and non-employee directors.

A. H. Belo RSU Activity

The following table summarizes the RSU activity under A. H. Belo’s long-term incentive plan for the six-month period ended June 30, 2010:

	Number of	Weighted Average Price
	RSUs	on Date of Grant
Outstanding at December 31, 2009	438,582	$16.63
Granted	770,589	$6.20
Vested	(103,658)	$18.28
Canceled	(59,611)	$9.39

Outstanding at June 30, 2010	1,045,902	$6.57

Of the total A. H. Belo RSUs outstanding at June 30, 2010, 987,106 RSUs are held by A. H. Belo employees and non-employee directors. The remaining 58,796 RSUs are held by Belo employees and non-employee directors.

(6)	Subsequent to the Distribution, Belo retained sponsorship of The G. B. Dealey Retirement Pension Plan (“Pension Plan”) and, jointly with A. H. Belo, oversees the investments of the Pension Plan. Belo administers, in accordance with the terms of the Pension Plan, benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan. As sponsor of the Pension Plan, Belo is solely responsible for directly satisfying the funding obligations with respect to the Pension Plan and retains sole discretion to determine the amount and timing of any contributions required to satisfy such funding obligations. Belo also retains the right, in its sole discretion, to terminate the Pension Plan.

By prior agreement, A. H. Belo is contractually obligated to reimburse Belo for 60 percent of each contribution Belo makes to the Pension Plan. As discussed in A. H. Belo’s 2009 Annual Report on Form 10-K filed with the SEC on April 15, 2010, the Pension Plan was underfunded, as determined for financial reporting purposes in accordance with the applicable accounting guidance, as of December 31, 2009, by $196,000, of which 60 percent is $118,000. The Company expects to be required to make significant future payments to Belo for reimbursements. In accordance with the applicable accounting guidance, a liability for these expected future payments is not recorded on the balance sheet.

A. H. Belo accounts for its obligations related to the Pension Plan according to the applicable accounting guidance for multiemployer pensions, under which it recognizes as net pension cost the required contribution for each period and recognizes as a liability any contribution obligation due and unpaid. During the three and six month-periods ended June 30, 2010, the Company recognized pension expense for payments to Belo of $4,200 and $8,272, respectively. During the three and six month-periods ended June 30, 2009, the Company recognized no pension expense as no payments were made to Belo during these periods. The payments to Belo were made from the A. H. Belo funds held on deposit by Belo Corp. for future pension contributions.

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

On April 13, 2009, four former independent home delivery contractors of The Press-Enterprise filed a purported class action lawsuit against A. H. Belo Corporation, Belo Corp., Press-Enterprise Company, and others in The Superior Court of the State of California, Riverside County. Plaintiffs allege, on behalf of themselves and those similarly situated, that they were improperly classified as independent contractors instead of as employees. Plaintiffs assert that they and members of the purported class were not paid all wages owed, including minimum wages, hourly wages, and overtime wages; and that Defendants failed to provide meal periods and rest periods or compensation in lieu thereof, failed to reimburse for reasonable and necessary business expenses, unlawfully withheld wages due, failed to provide accurate wage statements, failed to keep accurate payroll records, failed to pay wages timely, and thus committed unfair business practices. Plaintiffs will file a first amended complaint in July 2010 that adds a claim under the federal Fair Labor Standards Act. The original and amended complaints seek recovery of allegedly unpaid wages, meal and rest period payments, penalties, expenses, interest, attorneys’ fees, and costs. During the second quarter of 2010, A. H. Belo Corporation and the other parties to the lawsuit reached a preliminary agreement to settle the lawsuit, subject to Court approval. If approved, the maximum payment under the settlement, if all class members file valid and timely claims, is $2,500. Accordingly, during the second quarter of 2010, the Company recorded an accrual for this settlement, in other accrued expenses on the balance sheet and the corresponding expense is included in other production, distribution and operating costs in the income statement. The parties have agreed to cooperate and take all steps necessary and appropriate to obtain preliminary and final approval of the settlement, to effectuate its terms, and to record the satisfaction of judgment with the Court.

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

Under the services agreement A. H. Belo and Belo (or their respective subsidiaries) provide each other various services and/or support. Payments made or other consideration provided in connection with all continuing transactions between the Company and Belo are made on an arm’s-length basis.

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

On September 24, 2009, Belo amended a previously filed tax return to generate an $11,978 federal income tax refund. Belo received the refund in the fourth quarter of 2009. Correspondingly, A. H. Belo reversed the associated valuation allowance on its deferred tax assets related to the net operating losses carried-back by Belo, resulting in an $11,978 tax benefit for A. H. Belo. During the three and six months ended June 30, 2010, $4,200 and $8,272 respectively, of such funds held by Belo were distributed to Belo in reimbursement of 60 percent of Belo’s contribution to the Pension Plan during such period.

(9)	The Company had approximately $743,189 of property, plant and equipment as of June 30, 2010. In addition to the original cost of these assets, their recorded value is determined by a number of estimates made by the Company, including estimated useful lives. In accordance with the applicable accounting guidance, the Company records impairment charges on property plant and equipment used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) the estimated fair value of the assets; and (ii) the estimated future cash flows expected to be generated by the assets, which estimates are based on additional assumptions such as asset utilization, length of service and estimated salvage values. No related impairment was recorded in the three month and six month periods ended June 30, 2010 or June 30, 2009.

In the second quarter of 2010, the Company sold a parking garage located in Providence, Rhode Island for approximately $6,050. The sale, which closed on June 30, 2010, was recorded as a non-operating gain of approximately $5,373 in the income statement. The proceeds from this sale were held in escrow for one day and received by the Company on July 1, 2010. Accordingly, the Company recorded a receivable for the net proceeds of approximately $5,793 on the balance sheet as of June 30, 2010.

(10)	Assets held for sale consist of 49.85 acres of land and a 133,390 square foot warehouse assembly building located in Dallas near Interstate 20 and Interstate 45 (the “South Plant”), and 8.2 acres and a 32,682 square foot building located in Plano, Texas, adjacent to The Dallas Morning News production plant where newspapers are printed (the “North Plant”). During the second quarter of 2010, the decision was made to sell a portion of the land and a building adjacent to the North Plant. The sale of this land and building was completed in July 2010.

During 2009, in an additional step to reduce costs, The Dallas Morning News elected to consolidate its production facilities and relocated production equipment from the South Plant to the North Plant. The South Plant was built in 2007 and was used by The Dallas Morning News for the collating and assembly of the preprint packages included in the Sunday newspaper. The Company, with the assistance of a third party, estimated the market value of the South Plant based on market information for comparable properties in the Dallas-Fort Worth area. The estimated market value was compared to carrying value and, as a result, the Company recorded $20,000 of impairment expense in the third quarter of 2009, to align the carrying value with estimated market value, less selling costs. The Company began marketing the South Plant for sale during the third quarter of 2009. There have been no changes in the status of the property since December 31, 2009.

Assets held for sale consist of the following:

	June 30, 2010	December 31, 2009
Land	$1,517	$1,067
Building and improvements	4,879	4,201

Total assets held for sale	$6,396	$5,268

(11)	The following table sets forth the Company’s goodwill. During the six months ended June 30, 2009, the Company recorded a goodwill impairment charge at The Providence Journal of approximately $80,940. After recording the goodwill impairment charge, no goodwill remained related to The Providence Journal.

		The Dallas	The Providence	The Press-
	Total Goodwill	Morning News	Journal	Enterprise
Gross goodwill balance as of January 1, 2009	526,248	26,076	370,155	130,017
Accumulated amortization	(62,157)	(1,494)	(46,421)	(14,242)
Accumulated impairment	(358,569)	—	(242,794)	(115,775)
Impairment recorded in 2009	(80,940)	—	(80,940)	—

Net goodwill balance at December 31, 2009	$24,582	$24,582	$—	$—

Gross goodwill balance as of January 1, 2010	526,248	26,076	370,155	130,017
Accumulated amortization	(62,157)	(1,494)	(46,421)	(14,242)
Accumulated impairment	(439,509)	—	(323,734)	(115,775)

Net goodwill balance at June 30, 2010	$24,582	$24,582	$—	$—

The following table sets forth the Company’s identifiable intangible assets, consisting of subscriber lists that are subject to amortization:

	Total Subscriber	The Dallas	The Providence	The Press-
	Lists	Morning News	Journal	Enterprise
Gross balance at December 31, 2009	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(87,397)	(22,896)	(56,109)	(8,392)

Net balance at December 31, 2009	$27,427	$—	$22,589	$4,838

Gross balance at December 31, 2009	$114,824	$22,896	$78,698	$13,230
Accumulated amortization at June 30, 2010	(90,016)	(22,896)	(58,294)	(8,826)

Net balance at June 30, 2010	$24,808	$—	$20,404	$4,404

(12)	On December 3, 2009, the Company entered into the Second Amendment (“Second Amendment”) to the Amended and Restated Credit Agreement (the Amended and Restated Credit Agreement as so amended, the “Credit Agreement”). Among other matters, the Second Amendment to the Credit Agreement extended the maturity date of the credit facility from April 30, 2011 to

September 30, 2012, reduced the total commitment amount from $50,000 to $25,000, and released the lien on certain real property securing the facility. The amended facility remains subject to a borrowing base. If borrowing capacity under the Credit Facility becomes less than $17,500, then a fixed charge coverage ratio covenant of 1:1 will apply. The Second Amendment also makes certain minor administrative amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009. The decrease in the Company’s revolving credit facility from $50,000 to $25,000 was a decision made by management. Management concluded that based on estimated future borrowing needs, the cost of the revolving credit facility, and borrowing base availability, $25,000 was sufficient to meet the Company’s borrowing needs. The borrowing base is calculated using eligible accounts receivable and inventory, as defined in the Credit Agreement. A decrease in the borrowing base could potentially limit the Company’s borrowing capacity. At June 30, 2010, the Company had eligible collateral to secure the Credit Agreement of $32,623, resulting in a borrowing base of $25,000. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $18,840 of borrowing capacity available under the credit facility. At December 31, 2009, the Company had eligible collateral to secure the Credit Agreement of $44,202, resulting in a borrowing base of $25,000. When letters of credit and other required reserves were deducted from the borrowing base, the Company had $18,871 of borrowing capacity available under the Credit Agreement as of December 31, 2009.

At June 30, 2010 and December 31, 2009, the Company had no borrowings under the Credit Agreement.

(13)	Management has determined that the fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate their carrying values as of June 30, 2010 and December 31, 2009 primarily due to the short-term nature, and/or the variable interest rates associated with such instruments. The fair value of assets held for sale, based on current market values, also approximate their carrying values as of June 30, 2010.

(14)	In connection with the Distribution and after an assessment of their respective downtown Dallas real estate needs, A. H. Belo and Belo Corp. agreed to co-own, through the creation of a limited liability company (LLC), The Belo Building, (a seventeen story office building in downtown Dallas), related parking sites, and other real estate. A. H. Belo and Belo each own 50 percent of the LLC and each lease from the LLC 50 percent of the available rental space in The Belo Building and related parking sites under long-term leases. These leases are terminable under various conditions. A third party real estate services firm, engaged by the LLC, manages The Belo Building and other real estate owned by the LLC. The Company accounts for this investment using the equity method.

In addition, A. H. Belo and Belo, through their subsidiaries, jointly own 6.6 percent of Classified Ventures, LLC, (“Classified Ventures”) a joint venture in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The three principal online businesses Classified Ventures operates are cars.com, apartments.com, and homegain.com. Effective January 1, 2010, the Company started accounting for its investment in Classified Ventures using the equity method and recorded $599 and $978 in earnings for the three and six month periods ended June 30, 2010, respectively.
In addition to the LLC and Classified Ventures, A. H. Belo has invested in other startup companies related to the news and information industry. Details of the investment amounts are in the table below:

	June 30, 2010	December 31, 2009
LLC owning The Belo Building	$16,088	$16,344
Other equity method investments	4,680	2,984
Cost method investments	850	1,986

Total investments	$21,618	$21,314

Although some of the real estate owned by the LLC is currently being marketed for sale, management considers all of the investments long-term in nature. The ability to readily convert these investments into cash is limited.

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

The Company recognized income tax expense of approximately $1,411 and $2,139 for the three months and six months ended June 30, 2010, respectively. The Company recognized an income tax expense of approximately $1,534 for the three months ended June 30, 2009 and an income tax benefit of approximately $222 for the six months ended June 30, 2009. The tax expense for the three and six months ended June 30, 2010 is primarily attributable to tax expense incurred related to the Texas margin tax and Rhode Island state income tax and changes in the valuation allowance.

The Company projects taxable losses for the year 2010 for federal income tax purposes and some state jurisdictions in which the Company operates. Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards begin to expire in the years 2029 and 2030 if not used.

The applicable accounting guidance places a threshold for recognition of deferred tax assets including net operating loss carryforwards. Based on such criteria, the Company established a valuation allowance against the deferred tax assets in certain jurisdictions in March of 2009, as it was more likely than not the benefit resulting from these deferred tax assets would not be realized. The factors used to assess the likelihood of realization of the deferred tax assets include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense. The Company increased the valuation allowance during the three months and six months ended June 30, 2010 by $422 and $3,872, respectively. The valuation allowance change for the three months and six months ended June 30, 2010 was due to increases in deferred tax assets and the continued evaluation of deferred tax liability reversals.

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
Overview
A. H. Belo Corporation, headquartered in Dallas, Texas, is a distinguished news and information company that owns and operates three primary daily newspapers and 11 associated Web sites. A. H. Belo publishes The Dallas Morning News, Texas’ leading newspaper; The Providence Journal, the oldest major daily newspaper of general circulation and continuous publication in the U.S.; and The Press-Enterprise (Riverside, CA), serving southern California’s Inland Empire region. These newspapers produce extensive local, state, national and international news. In addition, the Company publishes various specialty publications targeting niche audiences, young adults and the fast-growing Hispanic market. A. H. Belo also owns direct mail and commercial printing and distribution businesses.
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
Results of Operations
(Dollars in thousands, except per share amounts)
Condensed Consolidated Results of Operations

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2010	Change	2009	2010	Change	2009

Net operating revenues	$121,570	(4.7)%	$127,504	$237,329	(7.3)%	$255,998
Operating costs and expenses	126,094	(4.5)%	132,048	250,075	(31.2)%	363,527
Other income (expense)	5,764	680.2%	(993)	5,586	1,286.0%	(471)

Income (loss) before income taxes	1,240	(122.4)%	(5,537)	(7,160)	(93.4)%	(108,000)
Income tax expense (benefit)	1,411	(8.0)%	1,534	2,139	(1,061.5)%	(222)

Net loss	$(171)	(97.6)%	$(7,071)	$(9,299)	(91.4)%	$(107,778)

The table below presents the components of net operating revenues for the three months and six months ended June 30, 2010 and June 30, 2009, respectively:
Revenues

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2010	Change	2009	2010	Change	2009

Advertising	$77,004	(12.0)%	$87,492	$149,190	(15.6)%	$176,823
Circulation	35,456	6.6%	33,266	71,042	9.3%	64,980
Other	9,110	35.0%	6,746	17,097	20.4%	14,195

Net operating revenues	$121,570	(4.7)%	$127,504	$237,329	(7.3)%	$255,998

Advertising revenues accounted for 63.3 and 62.9 percent of total revenues for the three and six months ended June 30, 2010, respectively compared to 68.6 and 69.1 percent for the same periods in the prior year. Circulation revenues accounted for 29.2 and 29.9 percent of total revenues for the three and six months ended June 30, 2010, respectively compared to 26.1 and 25.4 percent for the same periods in the prior year. Circulation revenue as a percentage of total revenue increased due to (i) the Company’s success in raising circulation prices in Dallas and Providence as part of its strategy to reduce dependence upon advertising revenue, which the Company believes is less predictable, over time and (ii) declines in advertising revenues.
The Company’s revenues have continued to be adversely affected by competitive and economic pressures and advertising expenditures have shifted to other media, including the internet. During times of economic uncertainty or a recession, advertising expense budgets tend to be reduced more than other expenses. The shift of advertising expenditures and the economic slowdown continue to adversely affect advertising demand and the Company’s business, financial condition and results of operations. Total advertising revenue, including print and Internet revenue, was down 12.0 and 15.6 percent for the three and six months ended June 30, 2010, when compared to the same periods last year. Retail advertising revenue was down 17.2 and 19.0 percent, general advertising revenue was down 8.7 and 17.7 percent, and classified advertising revenue (exclusive of Internet revenue) was down 16.3 and 20.5 percent for the three and six months ended June 30, 2010, respectively, when compared to the same periods last year. The Dallas Morning News, The Press-Enterprise and The Providence Journal each experienced declines in substantially all advertising categories that are included in retail, general and classified. The Dallas Morning News’ advertising revenues were down 8.5 and 13.8 percent for the three and six months ended June 30, 2010, respectively, when compared to the same periods in the prior year. The Press-Enterprise’s advertising revenues were down 17.8 and 18.6 percent for the three and six months ended June 30, 2010, respectively, when compared to the same periods in the prior year. The Providence Journal’s advertising revenues were down 17.3 and 18.6 percent for the three and six months ended June 30, 2010, when compared to the same periods in the prior year. The Company had $9,336 and $17,867 in Internet revenue for the three and six months ended June 30, 2010, respectively, which accounted for 7.7 and 7.5 percent of total revenues. Compared to the prior year period, Internet revenues decreased 4.3 and 6.1 percent for the three and six months ended June 30, 2010. Decreases in Internet revenues resulted from declines in auto, employment and real estate classifieds, which depend on upselling from the same print categories. Internet ad revenue, exclusive of classified revenue, increased 3.5 and 6.4 percent for the three and six months ended June 30, 2010, when compared to the same periods in the prior year.
Circulation revenue increased 6.6 and 9.3 percent for the three and six months ended June 30, 2010, respectively, primarily due to single-copy and home delivery price increases at The Dallas Morning News and The Providence Journal and less discounting at The Press-Enterprise.
Other revenue, which consists primarily of commercial printing and distribution, increased 35.0 and 20.4 percent for the three and six months ended June 30, 2010, respectively, due to new printing contracts.
Operating Costs and Expenses

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2010	Change	2009	2010	Change	2009

Salaries, wages and employee benefits	$56,817	9.9%	$51,720	$113,071	(1.3)%	$114,614
Other production, distribution and operating costs	47,034	(7.5)%	50,867	93,066	(12.8)%	106,734
Newsprint, ink and other supplies	12,492	(23.9)%	16,425	23,713	(34.2)%	36,043
Asset impairment	—	(100.0)%	1,749	—	(100.0)%	82,689
Depreciation	8,441	(12.6)%	9,662	17,605	(12.8)%	20,198
Amortization	1,310	(19.4)%	1,625	2,620	(19.4)%	3,249

Total operating costs and expenses	$126,094	(4.5)	$132,048	$250,075	(31.2)	$363,527

For the three months ended June 30, 2010, when compared to the same period last year, the Company’s operating costs and expenses decreased $5,954 or 4.5 percent due to decreases in all operating expense categories except salaries, wages and employee benefits. This decrease in operating expense reflects the Company’s ongoing cost reduction and management strategy. Salaries, wages and employee benefits increased $5,097 due to incremental pension expense of $5,478 and incremental bonus expense of $4,612, partially offset by a decrease in salaries and wages of $3,384 and a decrease in other payroll related costs, including benefits and taxes, of $1,609. Other production, distribution and operating costs decreased $3,833 primarily due to decreases in bad debt expense of $1,905, distribution expense of $1,258 and rent expense of $840, partially offset by an increase in outside services of $440. The increase in outside services includes $2,500 for a legal settlement, an increase in legal fees of $1,096, an increase in computer charges of $3,489 and an increase in other outside services of $853. These increases are offset by a decrease in consulting expense of $7,498, which includes an accrual reversal of $1,197 for a contract settlement. Newsprint, ink and other supplies decreased $3,933. This decrease is related to a decrease in newsprint consumed. During the three months ended June 30, 2010, the Company’s publishing operations used approximately 16,719 metric tons of newsprint at an average cost of $551. Consumption of newsprint for the same period in 2009 was approximately 17,373, at an average cost of $738 per ton. Asset impairment decreased $1,749, reflecting impairment recorded in 2009. Depreciation expense decreased $1,221 due to lower depreciable assets in service. Amortization expense decreased $315 due to the subscriber lists at The Dallas Morning News being fully amortized at December 31, 2009.
For the six months ended June 30, 2010, when compared to the same period last year, the Company’s operating costs and expenses decreased $113,452 or 31.2 percent due to decreases in all operating expense categories. Salaries, wages and employee benefits decreased $1,543 due to a decrease in salaries and wages of $12,086 and a decrease in benefits, payroll taxes and other payroll related costs of $1,810. These decreases were partially offset by incremental pension expense of $10,829 and incremental bonus expense of $4,610. Other production, distribution and operating costs decreased $13,668 primarily due to decreases in bad debt expense of $3,531, distribution expense of $3,594, rent expense of $1,749, outside services of $1,093 and communications expense of $974. Outside services includes a decrease in consulting fees of $12,724, which includes an accrual reversal of $1,197 for a contract settlement, partially offset by $6,215 of increased computer expenses, $2,500 for a legal settlement, $1,476 in legal expense and other miscellaneous services of $1,440. Newsprint, ink and other supplies decreased $12,330. This decrease is related to a decrease in newsprint consumed. During the six months ended June 30, 2010, the Company’s publishing operations used approximately 32,755 metric tons of newsprint at an average purchase price of $540. Consumption of newsprint for the same period in 2009 was approximately 38,460, at an average cost of $737 per ton. Asset impairment decreased $82,689, reflecting impairment recorded in 2009. Depreciation expense decreased $2,593 due to lower depreciable assets in service. Amortization expense decreased $629 due to the subscriber lists at The Dallas Morning News being fully amortized at December 31, 2009.
Interest Expense
Interest expense decreased $88 and $185, or 30.2 and 31.3 percent, respectively, during the three and six months ended June 30, 2010, compared to the prior year periods, as the Company has had no borrowings against the revolving credit facility under its Credit Agreement in 2010.
Other Income, Net
Other income, net increased $6,669 and $5,872 for the three and six months ended June 30, 2010, respectively compared to the same periods in 2009. This increase reflects the non-operating gain recorded in June 2010 of approximately $5,373, related to the sale of a parking garage in Providence, Rhode Island and increases of approximately $1,052 and $1,259, respectively, for the three and six months ended in income from investments accounted for using the equity method of accounting. The increase for the six months ended June 30, 2010 is partially offset by the effect of The Dallas Morning News’ receipt of a sales tax refund during the first six months of 2009.
Income Taxes
Income tax expense decreased approximately $123 and increased approximately $2,361 for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The tax expense for the three and six months ended June 30, 2010 is primarily attributable to tax expense incurred related to the Texas margin tax and Rhode Island state income tax and changes in the valuation allowance. The Company projects taxable losses for the year for federal income tax purposes and some jurisdictions in which the Company operates. The quarter’s tax benefit associated with these tax losses is offset by a corresponding increase in the valuation allowance of approximately $422 and $3,872, respectively for the three months and six months ended June 30, 2010.
Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards will begin to expire in the years 2029 and 2030 if not used. The applicable accounting guidance places a threshold for recognition of deferred tax assets including net operating loss carryforwards. Based on such criteria, the Company established a valuation allowance against the deferred tax assets in certain jurisdictions in March of 2009, as it was more likely than not that the benefit resulting from these deferred tax assets would not be realized. The factors used to assess the likelihood of realization of the deferred tax assets include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense. The Company continues to evaluate the more likely than not threshold for recognition of its deferred tax assets and records adjustments as necessary.

Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations was $37,073 for the six months ended June 30, 2010 compared to net cash provided by operations of $11,338 for the same period last year. The 2010 operating cash flows were primarily provided by a lower operating loss in the six months ended June 30, 2010 when compared to the same period in 2009 and routine changes in working capital. The lower operating loss was the result of cost cutting during 2009 and 2010, which resulted in the lower net loss by the Company and lower cash expenditures.
At June 30, 2010, the Company’s working capital was $60,964 compared to $46,252 at December 31, 2009, an increase of $14,712. This improvement resulted from an increase in current assets of $17,394 partially offset by an increase in current liabilities of $2,682. The increase in working capital reflects higher cash levels, an increase in prepaid assets and lower accounts payable. These increases in working capital are partially offset by decreases in accounts receivable resulting from lower advertising revenue and the funds held by Belo for future pension contributions and increases in accrued compensation and benefits. During the six months ended June 30, 2010, the Company reimbursed Belo $8,272 for pension contributions. These reimbursements to Belo were made by reducing the amount of funds held by Belo for future pension payments.
Management believes that current working capital, cash flow provided by operations and the ability to borrow under the Company’s revolving credit facility should be adequate to fund its current obligations.
Investing Cash Flows
Net cash flows used for investing activities were $1,570 for the six months ended June 30, 2010 compared to net cash flows used for investing activities of $2,607 for the same period in 2009. Cash flows used in investing activities for the six months ended June 30, 2010, reflects capital expenditures of $1,946 compared to capital spending of $4,796 for the same period in 2009. The decrease in capital spending is primarily due to timing differences in spending between 2009 and 2010.
Financing Cash Flows
Cash provided by financing activities for the six months ended June 30, 2010 was $3, reflecting proceeds received from stock option exercises, compared to $6,460 used in financing activities during the same period in 2009. The cash used in 2009 was to reduce the outstanding amount under the Company’s credit facility.
On December 3, 2009, the Company entered into the Second Amendment (“Second Amendment”) to the Amended and Restated Credit Agreement (the Amended and Restated Credit Agreement as so amended, the “Credit Agreement”). Among other matters, the Second Amendment to the Credit Agreement extended the maturity date of the credit facility from April 30, 2011 to September 30, 2012, reduced the total commitment amount from $50,000 to $25,000, and released certain real property securing the facility. The amended facility remains subject to a borrowing base. If borrowing capacity under the Credit Agreement becomes less than $17,500, then a fixed charge coverage ratio covenant of 1:1 will apply. The Second Amendment also makes certain minor administrative amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009. The decrease in the Company’s revolving credit facility from $50,000 to $25,000 was a decision made by management. Management concluded that based on estimated future borrowing needs, the cost of the revolving credit facility, and borrowing base availability, $25,000 was sufficient to meet the Company’s borrowing needs. The borrowing base is calculated using eligible accounts receivable and inventory, as defined in the Credit Agreement. A decrease in the borrowing base could potentially limit the Company’s borrowing capacity. At June 30, 2010, the Company had eligible collateral to secure the Credit Agreement of $32,623 resulting in a borrowing base of $25,000. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $18,840 of borrowing capacity available under the credit facility. At December 31, 2009, the Company had eligible collateral to secure the Credit Agreement of $44,202, resulting in a borrowing base of $25,000. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $18,871 of borrowing capacity available under the Credit Agreement as of December 31, 2009.
At June 30, 2010 and December 31, 2009, the Company had no borrowings under the Credit Agreement.
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
Such risks, uncertainties and factors include, but are not limited to, general economic conditions, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates, and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; challenges in achieving expense reduction goals, and on schedule, and the resulting potential effects on operations; technological changes; development of Internet media and commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures, and investments; pension plan matters; significant armed conflict; and other factors beyond our control, as well as other risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and other public disclosures and filings with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in A. H. Belo’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.	Controls and Procedures
During the six months ended June 30, 2010, there were no changes in A. H. Belo’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Senior Vice President/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President/Chief Financial Officer concluded that, as of June 30, 2010, due to a material weakness in internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s disclosure controls and procedures were not effective.
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
On April 13, 2009, four former independent home delivery contractors of The Press-Enterprise filed a purported class action lawsuit against A. H. Belo Corporation, Belo Corp., Press-Enterprise Company, and others in The Superior Court of the State of California, Riverside County. Plaintiffs allege, on behalf of themselves and those similarly situated, that they were improperly classified as independent contractors instead of as employees. Plaintiffs assert that they and members of the purported class were not paid all wages owed, including minimum wages, hourly wages, and overtime wages; and that Defendants failed to provide meal periods and rest periods or compensation in lieu thereof, failed to reimburse for reasonable and necessary business expenses, unlawfully withheld wages due, failed to provide accurate wage statements, failed to keep accurate payroll records, failed to pay wages timely, and thus committed unfair business practices. Plaintiffs will file a first amended complaint in July 2010 that adds a claim under the federal Fair Labor Standards Act. The original and amended complaints seek recovery of allegedly unpaid wages, meal and rest period payments, penalties, expenses, interest, attorneys’ fees, and costs. During the second quarter of 2010, A. H. Belo Corporation and the other parties to the lawsuit reached a preliminary agreement to settle the lawsuit, subject to Court approval. If approved, the maximum payment under the settlement, if all class members file valid and timely claims, is $2,500. Accordingly, during the three months ended June 30, 2010, the Company recorded $2,500 in expense a current liability on the balance sheet. The parties have agreed to cooperate and take all steps necessary and appropriate to obtain preliminary and final approval of the settlement, to effectuate its terms, and to record the satisfaction of judgment with the Court.
In addition to the foregoing and the matters previously disclosed (see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1) for which there are no material developments, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial position of the Company.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Removed and Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit Number	Description

2.1	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February
8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange
Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741) (the

Exhibit Number	Description

“February 12, 2008 Form 8-K”))

3.1	*	Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.1 to Amendment No. 3 to the Company’s Form 10 dated January 18, 2008 (Securities and Exchange Commission File No. 001-33741) (the “Third Amendment to Form 10”))

3.2	*	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated January 11, 2008 (Exhibit 3.2 to Post-Effective Amendment No. 1 to Form 10 dated January 31, 2008 (Securities and Exchange Commission File No. 001-33741))

3.3	*	Amended and Restated Bylaws of the Company, effective January 11, 2008 (Exhibit 3.3 to the Third Amendment to Form 10)

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.3 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)

4.4	*	Rights Agreement dated as of January 11, 2008 between the Company and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)

10.1		Financing agreements:

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

*(b) Second Amendment to the A. H. Belo Savings Plan effective March 27, 2009 (Exhibit 10.1 to the

Exhibit Number	Description

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

*(a)      First Amendment to A. H. Belo 2008 Incentive Compensation Plan effective July 23, 2008 (Exhibit 10.2(2)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008 (Securities and Exchange Commission File No. 001-33741))

*(b)      Form of A. H. Belo 2008 Incentive Compensation Plan Non-Employee Director Evidence of Grant (for Non-Employee Director Awards) (Exhibit 10.2.2(b) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2010 (Securities and Exchange Commission File No. 001-33741) (the “1st Quarter 2010 Form 10-Q”))

*(c) Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2.2(c) to the 1st Quarter 2010 Form 10-Q)

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

*(a) Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)

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

A. H. BELO CORPORATION
July 27, 2010	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer)

July 27, 2010	By:	/s/ Michael N. Lavey
Michael N. Lavey
Vice President/Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002