Form 10-Q
period 2010-09-30
A. H. Belo CORP
filed 2010-11-03
CIK 1413898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010

Common Stock, $.01 par value	21,097,956

*	Consisting of 18,578,046 shares of Series A Common Stock and 2,519,910 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I.
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
A. H. Belo Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts (unaudited)	2010	2009	2010	2009

Net Operating Revenues
Advertising	$74,388	$83,816	$223,578	$260,638
Circulation	34,927	35,228	105,970	100,208
Other	9,817	7,823	26,914	22,019

Total net operating revenues	119,132	126,867	356,462	382,865

Operating Costs and Expenses
Salaries, wages and employee benefits	49,322	51,668	162,394	166,283
Other production, distribution and operating costs	43,280	48,920	136,341	155,652
Newsprint, ink and other supplies	13,280	12,302	36,994	48,345
Asset impairment	857	20,000	862	102,689
Depreciation	7,496	9,257	25,101	29,456
Amortization	1,310	1,625	3,930	4,874

Total operating costs and expenses	115,545	143,772	365,622	507,299

Income (loss) from operations	3,587	(16,905)	(9,160)	(124,434)

Other Income and Expense
Interest expense	(199)	(211)	(605)	(802)
Other income (expense), net	1,805	240	7,798	362

Total other income (expense)	1,606	29	7,193	(440)

Income (loss) before income taxes	5,193	(16,876)	(1,967)	(124,874)

Income tax expense (benefit)	621	(11,110)	2,760	(11,331)

Net income (loss)	$4,572	$(5,766)	$(4,727)	$(113,543)

Net income (loss) per share:
Basic	$0.21	$(0.28)	$(0.23)	$(5.53)
Diluted	$0.20	$(0.28)	$(0.23)	$(5.53)

Weighted average shares outstanding:
Basic	22,127	20,538	20,935	20,529
Diluted	22,391	20,538	20,935	20,529
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

	September 30, 2010	December 31, 2009
In thousands, except share and per share amounts	(unaudited)

Assets
Current assets:
Cash and temporary cash investments	$81,304	$24,503
Accounts receivable (net of allowance of $4,352 and $ 6,505 at September 30, 2010 and December 31, 2009, respectively)	46,245	62,977
Funds held by Belo Corp. for future pension payments	3,410	11,978
Inventories	9,837	10,460
Assets held for sale	5,268	5,268
Prepaids and other current assets	6,384	6,758

Total current assets	152,448	121,944

Property, plant and equipment at cost:
Land	27,061	27,844
Buildings and improvements	206,659	211,793
Publishing equipment	312,224	348,089
Other	147,301	146,174
Advance payments on property, plant and equipment	3,591	12,996

Total property, plant and equipment	696,836	746,896
Less accumulated depreciation	516,172	543,567

Property, plant and equipment, net	180,664	203,329

Intangible assets, net	23,498	27,427
Goodwill	24,582	24,582
Investments	22,147	21,314
Other assets	4,229	5,831

Total assets	$407,568	$404,427

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
A. H. Belo Corporation and Subsidiaries

	September 30, 2010	December 31, 2009
In thousands, except share and per share amounts	(unaudited)

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,734	$19,191
Accrued compensation and benefits	23,206	11,692
Other accrued expenses	15,023	18,096
Advance subscription payments	23,814	26,713

Total current liabilities	80,777	75,692

Other post employment benefits	3,601	3,876
Deferred income taxes	1,125	223
Other liabilities	3,204	3,039

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued.	—	—
Common stock, $.01 par value. Authorized 125,000,000 shares
Series A: issued 18,578,020 and 18,248,970 shares at September 30, 2010 and December 31, 2009, respectively	185	182
Series B: issued 2,519,936 and 2,507,590 shares at September 30, 2010 and December 31, 2009, respectively	25	25
Additional paid-in capital	490,837	488,241
Accumulated other comprehensive income (loss)	2,756	3,364
Accumulated deficit	(174,942)	(170,215)

Total shareholders’ equity	318,861	321,597

Total liabilities and shareholders’ equity	$407,568	$404,427

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
A. H. Belo Corporation and Subsidiaries

	Nine months ended September 30, 2010
		Common Stock		Additional	Other
	Shares	Shares		Paid-in	Comprehensive	Retained
In thousands, except share amounts (unaudited)	Series A	Series B	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2009	18,248,970	2,507,590	$207	$488,241	$3,364	$(170,215)	$321,597
Share-based compensation	—	—	—	1,668	—	—	1,668
Conversion of Series B to Series A	31,944	(31,944)	—	—	—	—	—
Issuance of shares for restricted stock units	72,848	—	1	18	—	—	19
Issuance of shares for stock option exercises	224,258	44,290	2	951	—	—	953
Income tax on stock options	—	—	—	(41)	—	—	(41)
Amortization of curtailment gain	—	—	—	—	(608)		(608)
Net loss	—	—	—	—	—	(4,727)	(4,727)

Balance at September 30, 2010	18,578,020	2,519,936	$210	$490,837	$2,756	$(174,942)	$318,861

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

	Nine months ended September 30,
In thousands (unaudited)	2010	2009

Operations
Net loss	$(4,727)	$(113,543)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	29,031	34,330
(Gain)/loss on disposal of fixed assets	(6,213)	—
Asset impairments	862	103,689
Deferred income taxes	902	(1,302)
Employee retirement benefit expense	98	99
Share-based compensation	2,336	1,311
Other non-cash items	(2,763)	(890)
Net changes in operating assets and liabilities:
Accounts receivable	18,885	7,465
Funds held by Belo Corp. for future pension payments	8,568	—
Inventories	623	10,988
Prepaids and other current assets	374	1,102
Other, net	726	(143)
Accounts payable	(457)	(18,586)
Accrued compensation and benefits	11,514	(13,684)
Accrued interest payable	—	(11)
Other accrued expenses	(3,073)	3,279
Advance subscription payments	(2,899)	1,781

Net cash provided by operations	53,787	15,885
Investments
Capital expenditures	(6,479)	(7,833)
Proceeds from sale of fixed assets	9,728	503
Other, net	(1,167)	2,336

Net cash provided by (used for) investments	2,082	(4,994)
Financing
Proceeds from exercise of stock options	932	—
Payments on credit facility	—	(10,000)

Cash provided by (used in) financing activities	932	(10,000)

Net increase in cash and temporary cash investments	56,801	891

Cash and temporary cash investments at beginning of period	24,503	9,934

Cash and temporary cash investments at end of period	$81,304	$10,825

Supplemental Disclosures
Interest paid, net of amounts capitalized	$—	$232

Income taxes paid, net of refunds	$2,400	$3,400

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries
(Dollars in thousands, except share and per share amounts)
(1)	The accompanying unaudited condensed consolidated financial statements of A. H. Belo Corporation and its subsidiaries (the “Company” or “A. H. Belo”) have been prepared in accordance with United States Generally Accepted Accounting Principles, (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Transactions between the companies comprising A. H. Belo have been eliminated in the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
(2)	The Company owns and operates three primary daily newspapers: The Dallas Morning News, The Providence Journal, and The Press-Enterprise (Riverside, CA). Each publishes and distributes local, state, national, and international news. In addition to these three daily newspapers, the Company publishes various niche products in the same or nearby markets where the primary daily newspapers are located. Each of the Company’s daily newspapers and niche publications operates and maintains its own Web site. The Company also operates direct mail and commercial printing and distribution businesses. The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that according to the applicable accounting guidance all of its operating segments meet the criteria to be aggregated into one reporting segment.
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
(3)	Accumulated Other Comprehensive Gain/ (Loss) contains the minimum liability related to other post-employment benefits and deferral of a gain resulting from a negative plan amendment to The Press-Enterprise post-employment benefit plan. This negative plan amendment, which reduces the plan benefits, was made in 2009. The gain is being recognized over approximately five years, determined by the average life expectancy to age 65 of the plan participants at the date of the negative plan amendment and at which point the benefits will end for the remaining plan participants.
(4)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Earnings (numerator)
Net earnings	$4,572	$(5,766)	$(4,727)	$(113,543)

Shares (denominator)
Weighted average shares outstanding (basic)	21,085	20,538	20,935	20,529
Dilutive effect of participating securities	1,042	—	—	—

Weighted shares outstanding for Basic EPS	22,127	20,538	20,935	20,529

Dilutive effect of employee stock options	264	—	—	—

Adjusted weighted average shares outstanding	22,391	20,538	20,935	20,529

Earnings per share:
Basic	$0.21	$(0.28)	$(0.23)	$(5.53)
Diluted	$0.20	$(0.28)	$(0.23)	$(5.53)
For the three and nine months ended September 30, 2010 the Company excluded 3,001,038 and 3,262,944 respectively, of stock-based awards, because to include them would be anti-dilutive. For the three and nine months ended September 30, 2009 the Company excluded 4,067,034 stock-based awards because to include them would be anti-dilutive.
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
Stock-based compensation cost recognized for awards to A. H. Belo’s employees and non-employee directors was $734 and $3,265 for the three and nine months ended September 30, 2010, respectively, and $1,489 and $2,598 for the three and nine months ended September 30, 2009, respectively. No compensation cost is recognized related to options issued by A. H. Belo held by employees and non-employee directors of Belo. Each stock option and RSU (of A. H. Belo and of Belo) otherwise have the same terms as the original award. The awards continue to vest as under the existing vesting schedule based on continued employment with Belo or A. H. Belo, as applicable. Following the Distribution, A. H. Belo and Belo recognize compensation expense for any pre-Distribution awards related to their respective employees, regardless of which company ultimately issues the awards.
A. H. Belo also recognizes compensation expense for any pre-Distribution awards related to its employees that were issued under Belo’s long-term incentive plans. A. H. Belo’s share-based compensation expense includes $119 and $50 for the three and nine months ended September 30, 2010, respectively, and $1,458 for the three and $2,542 for the nine months ended September 30, 2009, respectively, related to awards that Belo issued.

A. H. Belo Stock Option Activity
The following table summarizes the stock option activity under A. H. Belo’s long-term incentive plan for the period ended September 30, 2010:

	Number of	Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2009	3,127,424	$14.20
Granted	—	$—
Exercised	(268,548)	$2.75
Canceled	(215,989)	$7.64

Outstanding at September 30, 2010	2,642,887	$15.90

Of the total A. H. Belo options outstanding at September 30, 2010, 1,606,225 options with a weighted average exercise price of $12.06 are held by A. H. Belo employees and non-employee directors. The remaining 1,036,662 stock options are held by Belo employees and non-employee directors.

A. H. Belo RSU Activity
The following table summarizes the RSU activity under A. H. Belo’s long-term incentive plan for the nine-month period ended September 30, 2010:

	Number of	Weighted Average Price
	RSUs	on Date of Grant
Outstanding at December 31, 2009	438,582	$16.63
Granted	775,997	$6.21
Vested	(121,540)	$18.28
Canceled	(59,611)	$9.39

Outstanding at September 30, 2010	1,033,428	$6.38

Of the total A. H. Belo RSUs outstanding at September 30, 2010, 992,514 RSUs are held by A. H. Belo employees and non-employee directors. The remaining 40,914 RSUs are held by Belo employees and non-employee directors.
(6)	Subsequent to the Distribution, Belo retained sponsorship of The G. B. Dealey Retirement Pension Plan (“Pension Plan”) and, jointly with A. H. Belo, oversees the investments of the Pension Plan. The Pension Plan is a defined benefit plan created in 1943, and its 9,300 participants include current and former employees of the Company and Belo Corp., and their respective subsidiaries. The Pension Plan was closed to new participants on June 30, 2000 except for certain union employees at The Providence Journal, for whom the Pension Plan was closed to new participants on July 30, 2004. On March 31, 2007, the Pension Plan was frozen and employee participants as a whole ceased earning additional benefits under the Plan. At the time of the freeze, employee participants received an additional five years of service credit under the Pension Plan and supplemental annual transition payments for five years were established under a separate plan subject to certain conditions.
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

A. H. Belo accounts for its obligations related to the Pension Plan according to the applicable accounting guidance for multiemployer pensions, under which it recognizes as net pension cost the required contribution for each period and recognizes as a liability any contribution obligation due and unpaid. During the three and nine month-periods ended September 30, 2010, the Company recognized pension expense for payments to Belo of $300 and $8,572, respectively. During the three and nine month-periods ended September 30, 2009, the Company recognized no pension expense as no payments were made to Belo during these periods. The payments to Belo in 2010 were made from the A. H. Belo funds held on deposit by Belo Corp. for future pension contributions.
During the fourth quarter of 2010, the Company and Belo announced that the Pension Plan would be split into separately-sponsored plans on or about January 1, 2011. If the plan is not split into separately sponsored plans, the Company would expect to be required to make significant future payments to Belo for reimbursements. In accordance with the applicable accounting guidance, a liability for these expected future payments is not recorded on the balance sheet as of September 30, 2010.
On October 6, 2010, the Company and Belo Corp. entered into a Pension Plan Transfer Agreement (the “Transfer Agreement”) to split the Pension Plan into separately-sponsored plans effective on or about January 1, 2011. Under the Transfer Agreement, benefit liabilities and assets allocable to the approximately 5,100 current and former employees of the Company and its newspaper businesses will be transferred to two new defined benefit pension plans created, sponsored and managed by or on behalf of the Company (the “AHC Pension Plans”). The new AHC Pension Plans will become solely responsible for paying those benefits. The benefit liabilities and assets allocable to the current and former employees of Belo Corp. and its television businesses will continue to be held by the existing Pension Plan sponsored and managed by or on behalf of Belo Corp. For plan years starting on and after January 1, 2011, the Company and Belo Corp. shall each be solely responsible for funding requirements to their respective plans. The split of the Pension Plan will not change the amount of the benefits any participant has accrued or is currently receiving.
The Company anticipates reporting a material non-cash charge for the amount of its unfunded pension obligation, related to its decision to split the Pension Plan, when it reports financial results for the three-month period ended December 31, 2010. Based on available actuarial data and assumptions, including information about assets of the Pension Plan, the Company’s share of the unfunded pension obligation was approximately $118,000 at December 31, 2009. Under the AHC Pension Plans, effective on or about January 1, 2011, future pension expense and cash contributions will be determined by interest rates, discount rates, return on assets, regulatory requirements, and actuarial gains and losses.
In its Form 10-K for the year ended December 31, 2009 the Company estimated its cash reimbursement obligations to Belo Corp. for 2010 and 2011 were $8.6 million and $22.9 million, respectively. The Company has met its cash pension reimbursement obligation for calendar year 2010. The Company does not anticipate any cash pension reimbursement expense in the fourth quarter of 2010.
(7)	On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and in March 2009, the court dismissed certain additional claims. A summary judgment motion seeking dismissal of all remaining claims against the defendants is pending. A trial date is tentatively planned for March or April 2011. The Company believes the lawsuit is without merit and is defending vigorously against it.
On April 13, 2009, four former independent home delivery contractors of The Press-Enterprise filed a purported class action lawsuit against A. H. Belo Corporation, Belo Corp., Press-Enterprise Company, and others in The Superior Court of the State of California, Riverside County. Plaintiffs allege, on behalf of themselves and those similarly situated, that they were improperly classified as independent contractors instead of as employees. Plaintiffs assert that they and members of the purported class were not paid all wages owed, including minimum wages, hourly wages, and overtime wages; and that Defendants failed to provide meal periods and rest periods or compensation in lieu thereof, failed to reimburse for reasonable and necessary business expenses, unlawfully withheld wages due, failed to provide accurate wage statements, failed to keep accurate payroll records, failed to pay wages timely, and thus committed unfair business practices. Plaintiffs filed a first amended complaint in July 2010 that added a claim under the federal Fair Labor Standards Act. The original and amended complaints seek recovery of allegedly unpaid wages, meal and rest period payments, penalties, expenses, interest, attorneys’ fees, and costs. During the second quarter of 2010, A. H. Belo Corporation and the other parties to the lawsuit reached a preliminary agreement to settle the lawsuit, subject to Court approval. The Court preliminarily approved the agreement on September 16, 2010. A hearing seeking final approval of the Court is set for February 25, 2011. The parties have agreed to cooperate and take all steps necessary and appropriate to obtain final approval of the settlement, to effectuate its terms and to record the satisfaction of the judgment with the Court. If final approval is granted, the maximum payment under the settlement, if all class members file valid and timely claims, is $2,500. Accordingly, during the second quarter of 2010, the Company recorded an accrual for this settlement, in other accrued expenses on the consolidated balance sheet. The corresponding expense is included in other production, distribution and operating costs in the consolidated statement of operations. The Company has made $600 in payments, to an escrow account, per the terms of the settlement agreement, as of September 30, 2010.
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
On September 14, 2009, the Company and Belo entered into the first amendment to the tax matters agreement. The amendment allowed for the carry-back of A. H. Belo’s 2008 net operating loss to Belo’s pre-Distribution tax returns. In exchange, the Company and Belo agreed that any tax refund relating to these net operating losses is for the account of A. H. Belo and will be held by Belo and applied to the Company’s share of future contributions to the Pension Plan.
On September 24, 2009, Belo filed a net operating loss carryback claim for the Company’s 2008 net operating loss to a pre-Distribution tax year. The refund claim generated an $11,978 federal income tax refund. Belo received the refund in the fourth quarter of 2009. Correspondingly, A. H. Belo reversed the associated valuation allowance on its deferred tax assets related to the net operating losses carried-back by Belo, resulting in an $11,978 tax benefit for A. H. Belo. During the three and nine months ended September 30, 2010, $300 and $8,572 respectively, of such funds held by Belo were distributed to Belo in reimbursement of 60 percent of Belo’s contribution to the Pension Plan during such period.
(9)	The Company had approximately $696,836 of property, plant and equipment as of September 30, 2010. In addition to the original cost of these assets, their recorded value is determined by a number of estimates made by the Company, including estimated useful lives. In accordance with the applicable accounting guidance, the Company records impairment charges on property, plant and equipment used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) the estimated fair value of the assets; and (ii) the estimated future cash flows expected to be generated by the assets, which estimates are based on additional assumptions such as asset utilization, length of service and estimated salvage values.
In the third quarter of 2010, the Company sold 8.2 acres and a 32,682 square foot building located in Plano, Texas, adjacent to The Dallas Morning News production plant where newspapers are printed (the “North Plant”). The sale, which closed in July 2010, resulted in a gain of approximately $1,357 that was recorded as other income in the consolidated statement of operations. Also in the third quarter of 2010, the Company sold 4.59 acres and a 76,345 square foot building located in Arlington, Texas. This site was previously used for printing operations. The sale resulted in the Company recording a gain of approximately $22 that was recorded as other income in the consolidated statement of operations.

(10)	Assets held for sale consist of 49.85 acres of land and a 133,390 square foot warehouse assembly building located in Dallas near Interstate 20 and Interstate 45 (the “South Plant”).

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

Assets held for sale consist of the following:

	September 30, 2010	December 31, 2009
Land	$1,067	$1,067
Building and improvements	4,201	4,201

Total assets held for sale	$5,268	$5,268

(11)	The following table sets forth the Company’s goodwill. During the nine months ended September 30, 2009, the Company recorded a goodwill impairment charge at The Providence Journal of approximately $80,940. After recording the goodwill impairment charge, no goodwill remained related to The Providence Journal.

		The Dallas	The Providence	The Press-
	Total Goodwill	Morning News	Journal	Enterprise
Gross goodwill balance as of January 1, 2009	$526,248	$26,076	$370,155	$130,017
Accumulated amortization	(62,157)	(1,494)	(46,421)	(14,242)
Accumulated impairment	(358,569)	—	(242,794)	(115,775)
Impairment recorded in 2009	(80,940)	—	(80,940)	—

Net goodwill balance at December 31, 2009	$24,582	$24,582	$—	$—

Gross goodwill balance as of January 1, 2010	526,248	26,076	370,155	130,017
Accumulated amortization	(62,157)	(1,494)	(46,421)	(14,242)
Accumulated impairment	(439,509)	—	(323,734)	(115,775)

Net goodwill balance at September 30, 2010	$24,582	$24,582	$—	$—

The following table sets forth the Company’s identifiable intangible assets, consisting of subscriber lists that are subject to amortization:

	Total Subscriber	The Dallas	The Providence	The Press-
	Lists	Morning News	Journal	Enterprise
Gross balance at December 31, 2009	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(87,397)	(22,896)	(56,109)	(8,392)

Net balance at December 31, 2009	$27,427	$—	$22,589	$4,838

Gross balance at December 31, 2009	$114,824	$22,896	$78,698	$13,230
Accumulated amortization at September 30, 2010	(91,326)	(22,896)	(59,388)	(9,042)

Net balance at September 30, 2010	$23,498	$—	$19,310	$4,188

(12)	On December 3, 2009, the Company entered into the Second Amendment (“Second Amendment”) to the Amended and Restated Credit Agreement (the Amended and Restated Credit Agreement as so amended, the “Credit Agreement”). Among other matters, the Second Amendment to the Credit Agreement extended the maturity date of the credit facility from April 30, 2011 to September 30, 2012, reduced the total commitment amount from $50,000 to $25,000, and released the lien on certain real property securing the facility. The amended facility remains subject to a borrowing base. If borrowing capacity under the Credit Facility becomes less than $17,500, then a fixed charge coverage ratio covenant of 1:1 will apply. The Second Amendment also makes certain minor administrative amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009. The decrease in the Company’s revolving credit facility from $50,000 to $25,000 was a decision made by management. Management concluded that based on estimated future borrowing needs, the cost of the revolving credit facility, and borrowing base availability, $25,000 was sufficient to meet the Company’s borrowing needs. The borrowing base is calculated using eligible accounts receivable and inventory, as defined in the Credit Agreement. A decrease in the borrowing base could potentially limit the Company’s borrowing capacity. At September 30, 2010, the Company had eligible collateral to secure the Credit Agreement of $33,321, resulting in a borrowing base of $25,000. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $19,147 of borrowing capacity available under the credit facility. At December 31, 2009, the Company had eligible collateral to secure the Credit Agreement of $44,202, resulting in a borrowing base of $25,000. When letters of credit and other required reserves were deducted from the borrowing base, the Company had $18,871 of borrowing capacity available under the Credit Agreement as of December 31, 2009.

At September 30, 2010 and December 31, 2009, the Company had no borrowings under the Credit Agreement.
(13)	Management has determined that the fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate their carrying values as of September 30, 2010 and December 31, 2009 primarily due to the short-term nature, and/or the variable interest rates associated with such instruments. The fair value of assets held for sale, based on current market values, also approximate their carrying values as of September 30, 2010.
(14)	In connection with the Distribution and after an assessment of their respective downtown Dallas real estate needs, A. H. Belo and Belo Corp. agreed to co-own, through the creation of a limited liability company (LLC), The Belo Building, (a seventeen story office building in downtown Dallas), related parking sites, and other real estate. A. H. Belo and Belo each own 50 percent of the LLC and each lease from the LLC 50 percent of the available rental space in The Belo Building and related parking sites under long-term leases. These leases are terminable under various conditions. A third party real estate services firm, engaged by the LLC, manages The Belo Building and other real estate owned by the LLC. The Company accounts for this investment using the equity method. Although some of the real estate owned by the LLC is currently being marketed for sale, management considers all of the investments long-term in nature. The ability to readily convert these investments into cash is limited.

In addition, A. H. Belo and Belo, through their subsidiaries, jointly own 6.6 percent of Classified Ventures, LLC, (“Classified Ventures”) a joint venture in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The three principal online businesses Classified Ventures operates are cars.com, apartments.com, and homegain.com. Effective January 1, 2010, the Company started accounting for its investment in Classified Ventures using the equity method and recorded $582 and $1,560 in earnings for the three and nine month periods ended September 30, 2010, respectively.

In addition to the LLC and Classified Ventures, A. H. Belo has invested in other startup companies related to the news and information industry. Details of the investment amounts are in the table below:

	September 30, 2010	December 31, 2009
LLC owning The Belo Building	$16,021	$16,344
Other equity method investments	5,269	2,984
Cost method investments	857	1,986

Total investments	$22,147	$21,314

During the nine months ended September 30, 2010, the Company’s proportionate share of net income from one investee in the table above was greater than 10% of A. H. Belo’s consolidated net income before taxes. Summarized income statement information for this company for the first nine months of 2010 follows (unaudited):

Nine months ended
September 30, 2010
2010
Revenue	$246,321
Gross profit	217,044
Net income	46,635

(15)	Income taxes are recorded using the liability method in accordance with applicable accounting guidance. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the year.
The Company recognized income tax expense of approximately $621 and $2,760 for the three months and nine months ended September 30, 2010, respectively. The Company recognized an income tax benefit of approximately $11,110 and $11,331 for the three months and nine months ended September 30, 2009, respectively. The tax expense for the three and nine months ended September 30, 2010 is primarily attributable to tax expense incurred related to the Texas margin tax and Rhode Island state income tax and changes in the valuation allowance.

The Company currently projects taxable income for the year 2010 for federal and state income tax purposes, which potentially could be carried back and offset by prior year net operating losses. Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards begin to expire in the years 2029 and 2030 if not used.

The applicable accounting guidance places a threshold for recognition of deferred tax assets including net operating loss carryforwards. Based on such criteria, the Company established a valuation allowance against the deferred tax assets in certain jurisdictions in March of 2009, as it was more likely than not the benefit resulting from these deferred tax assets would not be realized. The factors used to assess the likelihood of realization of the deferred tax assets include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense. The quarter’s change in deferred tax assets is partially offset by a corresponding decrease in the valuation allowance of approximately $3,133 for the three months ended September 30, 2010.
(16)	The total number of authorized shares of common stock is 125,000,000 shares. The Company has two series of common stock outstanding, Series A and Series B, each with a par value of $0.01 per share. The Series A and Series B shares are identical except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Series B shares are convertible at any time on a one-for-one basis into Series A shares but Series A shares are not convertible into Series B shares. Shares of the Company’s Series A common stock are traded on the New York Stock Exchange (NYSE symbol: AHC). There is no established public trading market for shares of Series B common stock. Transferability of the Series B shares is limited to family members and affiliated entities of the holder. Upon any other type of transfer, the Series B shares automatically convert into Series A shares.
(17)	During the fourth quarter of 2010 the Company and Belo announced that the Pension Plan would be split into separately-sponsored plans on or about January 1, 2011. See Note 6 for additional information regarding the Pension Plan split.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)
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
Results of Operations
(Dollars in thousands, except per share amounts)
Condensed Consolidated Results of Operations

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2010	Change	2009	2010	Change	2009

Net operating revenues	$119,132	(6.1)%	$126,867	$356,462	(6.9)%	$382,865
Operating costs and expenses	115,545	(19.6)%	143,772	365,622	(27.9)%	507,299
Other income (expense)	1,606	5,437.9%	29	7,193	1,734.8%	(440)

Income (loss) before income taxes	5,193	130.8%	(16,876)	(1,967)	(98.4)%	(124,874)
Income tax expense (benefit)	621	105.6%	(11,110)	2,760	124.4%	(11,331)

Net income (loss)	$4,572	179.3%	$(5,766)	$(4,727)	(95.8)%	$(113,543)

The table below presents the components of net operating revenues for the three months and nine months ended September 30, 2010 and September 30, 2009, respectively:
Revenues

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2010	Change	2009	2010	Change	2009

Advertising	$74,388	(11.2)%	$83,816	$223,578	(14.2)%	$260,638
Circulation	34,927	(0.9)%	35,228	105,970	5.8%	100,208
Other	9,817	25.5%	7,823	26,914	22.2%	22,019

Net operating revenues	$119,132	(6.1)%	$126,867	$356,462	(6.9)%	$382,865

Advertising revenues accounted for 62.4 and 62.7 percent of total revenues for the three and nine months ended September 30, 2010, respectively compared to 66.1 and 68.1 percent for the same periods in the prior year. Circulation revenues accounted for 29.3 and 29.7 percent of total revenues for the three and nine months ended September 30, 2010, respectively compared to 27.8 and 26.2 percent for the same periods in the prior year. Circulation revenue as a percentage of total revenue increased due to (i) the Company’s success in raising circulation prices in Dallas and Providence as part of its strategy to reduce dependence upon advertising revenue, which the Company believes is less predictable over time and (ii) declines in advertising revenues.
The Company’s revenues have continued to be adversely affected by competitive and economic pressures and advertising expenditures have shifted to other media, including the Internet. During times of economic uncertainty or a recession, advertising expense budgets tend to be reduced more than other expenses. The shift of advertising expenditures and the economic slowdown continue to adversely affect advertising demand and the Company’s business, financial condition and results of operations. Total advertising revenue, including print and Internet revenue, was down 11.2 and 14.2 percent for the three and nine months ended September 30, 2010, when compared to the same periods last year. Retail advertising revenue was down 17.1 and 18.4 percent, general advertising revenue was down 17.1 and 17.5 percent, and classified advertising revenue (exclusive of Internet revenue) was down 15.1 and 18.8 percent for the three and nine months ended September 30, 2010, respectively, when compared to the same periods last year. The Dallas Morning News, The Press-Enterprise and The Providence Journal each experienced declines in substantially all advertising categories that are included in retail, general and classified. The Dallas Morning News’ advertising revenues were down 8.7 and 12.1 percent for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in the prior year. The Press-Enterprise’s advertising revenues were down 14.0 and 17.1 percent for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in the prior year. The Providence Journal’s advertising revenues were down 17.0 and 18.1 percent for the three and nine months ended September 30, 2010, when compared to the same periods in the prior year. The Company had $8,863 and $26,730 in Internet revenue for the three and nine months ended September 30, 2010, respectively, which accounted for 7.4 and 7.5 percent of total revenues. Compared to the prior year period, Internet revenues decreased 8.6 and 6.9 percent for the three and nine months ended September 30, 2010. Decreases in Internet revenues resulted from declines in employment and real estate classifieds, which depend on upselling from the same print categories. Internet ad revenue, exclusive of classified revenue, decreased 8.1 and 0.1 percent for the three and nine months ended September 30, 2010, when compared to the same periods in the prior year.
Circulation revenue decreased 0.9 for the three months ended September 30, 2010 and increased 5.8 percent for the nine months ended September 30, 2010, respectively. The increase for the nine months ended September 30, 2010 is primarily due to single-copy and home delivery price increases in 2009 at The Dallas Morning News and in 2009 and 2010 at The Providence Journal and less discounting at The Press-Enterprise.
Other revenue, which consists primarily of commercial printing and distribution, increased 25.5 and 22.2 percent for the three and nine months ended September 30, 2010, respectively, due to new printing and distribution contracts.
Operating Costs and Expenses

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2010	Change	2009	2010	Change	2009

Salaries, wages and employee benefits	$49,322	(4.5)%	$51,668	$162,394	(2.3)%	$166,283
Other production, distribution and operating costs	43,280	(11.5)%	48,920	136,341	(12.4)%	155,652
Newsprint, ink and other supplies	13,280	7.9%	12,302	36,994	(23.5)%	48,345
Asset impairment	857	(95.7)%	20,000	862	(99.2)%	102,689
Depreciation	7,496	(19.0)%	9,257	25,101	(14.8)%	29,456
Amortization	1,310	(19.4)%	1,625	3,930	(19.4)%	4,874

Total operating costs and expenses	$115,545	(19.6)	$143,772	$365,622	(27.9)	$507,299

For the three months ended September 30, 2010, when compared to the same period last year, the Company’s operating costs and expenses decreased $28,227 or 19.6 percent due to decreases in all operating expense categories except newsprint, ink and other supplies. This decrease in operating expense reflects the Company’s ongoing cost reduction and management strategy. Salaries, wages and employee benefits decreased $2,346 primarily due to lower headcount and decreased benefit costs attributable to favorable claims history, partially offset by incremental pension expense of $1,571 and incremental bonus expense of $1,089. Other production, distribution and operating costs decreased $5,640 primarily due to decreases in outside services of $3,387 related to termination of an

IT outsourcing contract, communications expense and other cost containment measures. Newsprint, ink and other supplies increased $978. This increase is related to an increase in newsprint consumed and cost per metric ton. During the three months ended September 30, 2010, the Company’s publishing operations used approximately 17,544 metric tons of newsprint at an average cost of $578 per metric ton. Consumption of newsprint for the same period in 2009 was approximately 17,108, at an average cost per metric ton of $536 per ton. The increase in newsprint consumption is related to increased commercial printing contracts. Asset impairment decreased $19,143, reflecting the South Plant impairment recorded in 2009. Depreciation expense decreased $1,761 due to lower depreciable assets in service. Amortization expense decreased $315 due to the subscriber lists at The Dallas Morning News being fully amortized at December 31, 2009.
For the nine months ended September 30, 2010, when compared to the same period last year, the Company’s operating costs and expenses decreased $141,677 or 27.9 percent due to decreases in all operating expense categories. Salaries, wages and employee benefits decreased $3,889 due to a decrease in headcount and decreases in salaries and benefits. Other production, distribution and operating costs decreased $19,311 primarily due to decreases in distribution expense, communications expense and bad debt expense and continued cost containment measures. The decrease in distribution expense is realization of the positive impact of from the Company’s realignment of its distribution channel in 2009. Newsprint, ink and other supplies decreased $11,351. This decrease is related to a decrease in newsprint consumed and the price per metric ton. During the nine months ended September 30, 2010, the Company’s publishing operations used approximately 50,571 metric tons of newsprint at an average cost of $550 per metric ton. Consumption of newsprint for the same period in 2009 was approximately 57,178, at an average cost of $656 per metric ton. Asset impairment decreased $101,827, reflecting goodwill impairment and impairment recorded on the South Plant recorded in 2009. Depreciation expense decreased $4,355 due to lower depreciable assets in service. Amortization expense decreased $944 due to the subscriber lists at The Dallas Morning News being fully amortized at December 31, 2009.
Interest Expense
Interest expense decreased $12 and $197, or 5.7 and 24.6 percent, respectively, during the three and nine months ended September 30, 2010, compared to the prior year periods, as the Company has had no borrowings against the revolving credit facility under its Credit Agreement in 2010.
Other Income, Net
Other income, net increased $1,565 and $7,436 for the three and nine months ended September 30, 2010, respectively compared to the same periods in 2009. The increase for the three month period reflects a gain on sale of fixed assets of $1,169, including $1,357 related to the sale of the land adjacent to the North Plant. The increase for the three month period also reflects income of $645 from investments accounted for using the equity method of accounting. The increase for the nine month period reflects an increase in non-operating gain on sale of fixed assets of $6,454 including a gain recorded in June 2010 of approximately $5,373, related to the sale of a parking garage in Providence, Rhode Island. The increase for the nine month period also reflects income of $1,358 for the nine months ended September 30, 2010, from investments accounted for using the equity method of accounting. The increase for the nine months ended September 30, 2010 is partially offset by the effect of The Dallas Morning News’ receipt of a sales tax refund during the first nine months of 2009.
Income Taxes
Income tax expense increased approximately $11,731 and $14,091 for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The tax expense for the three and nine months ended September 30, 2010 is primarily attributable to tax expense incurred related to the Texas margin tax and Rhode Island state income tax and changes in the valuation allowance. The Company currently projects taxable income for the year 2010 for federal and state income tax purposes, which potentially could be carried back and offset by prior year net operating losses. The quarter’s change in deferred tax assets is partially offset by a corresponding decrease in the valuation allowance of approximately $3,133 for the three months ended September 30, 2010.
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
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations was $53,787 for the nine months ended September 30, 2010 compared to net cash provided by operations of $15,885 for the same period last year. The 2010 operating cash flows were primarily provided by a lower operating loss in the nine months ended September 30, 2010 when compared to the same period in 2009 and routine changes in working capital. The lower operating loss was the result of cost cutting during 2009 and 2010, which resulted in the lower net loss by the Company and lower cash expenditures.
At September 30, 2010, the Company’s working capital was $71,672 compared to $46,252 at December 31, 2009, an increase of $25,420. The increase in working capital consists primarily of higher cash levels partially offset by decreases in accounts receivable resulting from collections and lower advertising revenue and in the funds held by Belo for future pension payments and increases in accrued compensation and benefits. During the nine months ended September 30, 2010, the Company reimbursed Belo $8,572 for pension contributions. These reimbursements to Belo were paid from the funds held by Belo for future pension payments. The Company does not expect the split of the Pension Plan, effective on or about January 1, 2011, to have a material impact on the liquidity of the Company.
Management believes that current working capital, cash flow provided by operations and the ability to borrow under the Company’s revolving credit facility should be adequate to fund its current obligations.
Investing Cash Flows
Net cash flows provided by investing activities were $2,082 for the nine months ended September 30, 2010 compared to net cash flows used for investing activities of $4,994 for the same period in 2009. Cash flows provided by investing activities for the nine months ended September 30, 2010, reflect the sale of property, plant and equipment totaling $9,728, including a parking garage in Providence, Rhode Island, 8.2 acres and a 32,682 square foot building located in Plano, Texas and 4.59 acres and a 76,345 square foot building located in Arlington, Texas. During the nine months ended September 30, 2010, the Company had capital expenditures of $6,479 compared to capital spending of $7,833 for the same period in 2009. The decrease in capital spending is primarily due to timing differences in spending between 2009 and 2010.
Financing Cash Flows
Cash provided by financing activities for the nine months ended September 30, 2010 was $932, reflecting proceeds received from stock option exercises, compared to $10,000 used in financing activities during the same period in 2009. The cash used in 2009 was to reduce the outstanding amount under the Company’s credit facility.
On December 3, 2009, the Company entered into the Second Amendment (“Second Amendment”) to the Amended and Restated Credit Agreement (the Amended and Restated Credit Agreement as so amended, the “Credit Agreement”). Among other matters, the Second Amendment to the Credit Agreement extended the maturity date of the credit facility from April 30, 2011 to September 30, 2012, reduced the total commitment amount from $50,000 to $25,000, and released certain real property securing the facility. The amended facility remains subject to a borrowing base. If borrowing capacity under the Credit Agreement becomes less than $17,500, then a fixed charge coverage ratio covenant of 1:1 will apply. The Second Amendment also makes certain minor administrative amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009. The decrease in the Company’s revolving credit facility from $50,000 to $25,000 was a decision made by management. Management concluded that based on estimated future borrowing needs, the cost of the revolving credit facility, and borrowing base availability, $25,000 was sufficient to meet the Company’s borrowing needs. The borrowing base is calculated using eligible accounts receivable and inventory, as defined in the Credit Agreement. A decrease in the borrowing base could potentially limit the Company’s borrowing capacity. At September 30, 2010, the Company had eligible collateral to secure the Credit Agreement of $33,321 resulting in a borrowing base of $25,000. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $19,147 of borrowing capacity available under the credit facility. At December 31, 2009, the Company had eligible collateral to secure the Credit Agreement of $44,202, resulting in a borrowing base of $25,000. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $18,871 of borrowing capacity available under the Credit Agreement as of December 31, 2009.
At September 30, 2010 and December 31, 2009, the Company had no borrowings under the Credit Agreement.
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
Such risks, uncertainties and factors include, but are not limited to, general economic conditions, changes in capital market conditions and prospects, and other factors such as changes in advertising demand and advertising preferences, interest rates, and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; challenges in achieving expense reduction goals, and on schedule, and the resulting potential effects on operations; technological changes; development of Internet media and commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures, and investments; pension plan matters; significant armed conflict; and other factors beyond our control, as well as other risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and other public disclosures and filings with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in A. H. Belo’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4T. Controls and Procedures
During the nine months ended September 30, 2010, there were no changes in A. H. Belo’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Senior Vice President/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President/Chief Financial Officer concluded that, as of September 30, 2010, due to a material weakness in internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s disclosure controls and procedures were not effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of equity securities during the period covered by this report. In addition, there have been no issuer purchases of securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Removed and Reserved
Item 5. Other Information
(a) The Company announced in June 2010 that the Compensation Committee of the Board of Directors had approved special, one-time cash bonus opportunities for all Company employees based upon performance of an employee’s individual operating company, or consolidated performance in the case of corporate employees, for the first nine months of 2010. The bonus opportunities were established in recognition of the progress the Company had made during the preceding 12 months. The Company also announced that participants in the Company’s executive compensation plans had a one-time cash bonus opportunity equal to one-half of their target bonus opportunity under the Company’s Incentive Compensation Plan.
As a result of the Company’s financial performance for the first nine months of 2010, the Compensation Committee recently approved a one-time bonus for all employees except non-bargaining unit participants in the Company’s sales compensation plans. Bonuses for most employees range from 1.5 percent to 3.0 percent of base salary. Bonuses, at reduced levels, will be paid to 114 individuals at the senior management level for the first time since 2008. The Company’s named executive officers are included in the group of senior management receiving bonuses: Robert W. Decherd — $408,000; James M. Moroney III — $327,250; Alison K. Engel - $150,000; and Daniel J. Blizzard — $100,000. These special cash bonuses represent an amount equal to 50 percent of each named executive officer’s target cash bonus opportunity had the bonuses been made under the Company’s Incentive Compensation Plan, multiplied by the level of financial achievement for the first nine months of 2010. Financial achievement measures were based upon operating unit EBITDA for operating unit executives, and consolidated EBITDA for corporate executives. In each case, maximum performance levels were achieved and payouts were calculated at two times the reduced targets. The Company does not intend to award any cash bonuses in respect of 2010 financial performance under the Company’s incentive compensation plan.

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

(7) Third Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2010.

Exhibit Number	Description
10.2		Compensatory plans and Arrangements:

	~ (1)*	A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8-K)

	* (a)	First Amendment to the A. H. Belo Savings Plan dated September 23, 2008 (Exhibit 10.2(1)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 (Securities and Exchange Commission File No. 001-33741))

	*(b)	Second Amendment to the A. H. Belo Savings Plan effective March 27, 2009 (Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the Securities and Exchange Commission on April 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “April 2, 2009 Form 8-K”))

	*(c)	Third Amendment to the A. H. Belo Savings Plan effective March 31, 2009 (Exhibit 10.2 to the April 2, 2009 Form 8-K)

	*(d)	Fourth Amendment to the A. H. Belo Savings Plan dated September 10, 2009, (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No. 001-33741))

	~ (2)*	A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)

	* (a)	First Amendment to A. H. Belo 2008 Incentive Compensation Plan effective July 23, 2008 (Exhibit 10.2(2)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008 (Securities and Exchange Commission File No. 001-33741))

	*(b)	Form of A. H. Belo 2008 Incentive Compensation Plan Non-Employee Director Evidence of Grant (for Non-Employee Director Awards) (Exhibit 10.2.2(b) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2010 (Securities and Exchange Commission File No. 001-33741) (the “1st Quarter 2010 Form 10-Q”))

	*(c)	Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2.2(c) to the 1st Quarter 2010 Form 10-Q)

	~ (3)*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8-K)

	*(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 From 8-K)

	~ (4)*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)

	* (a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)

	~ (5)*	John C. McKeon Retention and Relocation Agreement effective September 22, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2010 (Securities and Exchange Commission File No. 001-33741))

10.3	Agreements relating to the Distribution of A. H. Belo:

	(1)*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

		* (a)	First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form

Exhibit Number	Description
8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission file No. 00-00371))

	(2)*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

		* (a)	Amendment to Employee Matters Agreement as set forth in the Pension Plan Transfer Agreement dated as of October 6, 2010 (Exhibit 10.1 to the October 8, 2010 Form 8-K)

	(3)*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

	(4)*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (See Exhibit 2.1 to the February 12, 2008 Form 8-K)

	(5)*	Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-33741) (the “October 8, 2010 Form 8-K”))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. H. BELO CORPORATION
November 3, 2010	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer)

November 3, 2010	By:	/s/ Michael N. Lavey
Michael N. Lavey
Vice President/Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(7)	Third Amendment to Amended and Restated Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002