Form 10-K
period 2010-12-31
A. H. Belo CORP
filed 2011-03-11
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No  X .

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2010, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $123,136,038.*

Shares of Common Stock outstanding at February 28, 2011: 21,509,611 shares. (Consisting of 19,118,076 shares of Series A Common Stock and 2,391,535 shares of Series B Common Stock.)

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Stockholders to be held on May 18, 2011, are incorporated by reference into Parts II and III of this Annual Report.

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 1

A. H. BELO CORPORATION
FORM 10-K

PAGE 2  A. H. Belo Corporation 2010 Annual Report on Form 10-K

PART I

Item 1.	Business

A. H. Belo Corporation (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four metropolitan daily newspapers and several associated Web sites, with publishing roots that trace to The Galveston Daily News, which began publication in 1842. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.projo.com), the oldest continuously-published daily newspaper in the U.S. and winner of four Pulitzer Prizes; and The Press-Enterprise (www.pe.com) (Riverside, CA), serving the Inland Southern California region and winner of one Pulitzer Prize; and The Denton Record-Chronicle (www.dentonrc.com). The Company publishes various niche publications targeting specific audiences, and its partnerships and/or investments include the Yahoo! Inc. (“Yahoo!”) Newspaper Consortium and Classified Ventures, LLC, owner of cars.com. A. H. Belo also owns and operates commercial printing, distribution and direct mail service businesses. Unless the context requires otherwise, all dollar amounts in the Annual Report on Form 10-K are in thousands, except per share amounts.

A. H. Belo Corporation was incorporated under Delaware law on October 1, 2007, as a wholly-owned subsidiary of Belo Corp. (“Belo”), to serve as a holding company in connection with Belo’s spin-off of its newspaper business and related assets and liabilities. The Company spun off from Belo effective February 8, 2008 through a pro-rata stock dividend to Belo shareholders (the “Distribution”). As a result, A. H. Belo became a separate public company on that date. Following the Distribution, Belo does not have any ownership interest in A. H. Belo, but continues to conduct limited business with A. H. Belo pursuant to a separation and distribution agreement and several ancillary agreements. A. H. Belo and Belo also co-own certain downtown Dallas real estate and several investments associated with their respective businesses.

The Dallas Morning News’ first edition was published on October 1, 1885. It is one of the leading metropolitan newspapers in America and its success is founded upon the highest standards of journalistic excellence, with an emphasis on comprehensive local news and information and community service. The Dallas Morning News is distributed primarily in Dallas County and 10 surrounding counties. Its nine Pulitzer Prizes were awarded for news reporting, editorial writing and photography with the most recent awarded in April 2010. The Dallas Morning News also publishes Briefing, a condensed newspaper distributed four days per week at no charge to non-subscribers of The Dallas Morning News in select coverage areas; and Al Dia, an award-winning Spanish-language newspaper published on Wednesdays and Saturdays and distributed at no charge in select coverage areas. The Dallas Morning News also publishes other news products targeted at communities in the North Texas area and young adult audiences. The Dallas Morning News’ financial and operating results also include The Denton Record-Chronicle, a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas.

The Providence Journal, acquired by Belo in February 1997, is the leading newspaper in Rhode Island and southeastern Massachusetts. The Providence Journal is the oldest major daily newspaper of general circulation and continuous publication in the United States. The Press-Enterprise was acquired by Belo in July 1997. The Press-Enterprise is distributed in the Inland Southern California region, which includes Riverside and San Bernardino Counties. The Press-Enterprise also publishes La Prensa, a weekly Spanish-language newspaper distributed at no charge in select coverage areas as well as The Business Press, a weekly paid business publication. The Providence Journal and The Press-Enterprise have long histories of journalistic excellence.

The Company’s primary revenues are from advertising sold in published issues of its newspapers and on the Company’s Web sites, circulation revenue from the sale of newspapers to subscribers and single copy customers, and printing and distribution revenue which consists primarily of commercial printing, distribution and direct mail services. The following sets forth the distribution of Company’s revenues in 2010 and 2009 by revenue type:

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 3

Advertising

The Company has a comprehensive portfolio of print, online and digital advertising products and services. For 2010, advertising revenues accounted for approximately 63.7 percent of total revenues of which 11.8 percent of advertising revenue was generated by the Company’s digital advertising products. A. H. Belo’s strategy is to expand advertising revenue by creating new digital and print products that complement the Company’s core newspapers, including niche and specialty publications, direct mail advertising, total market coverage publications, zoned editions, and event-based publications, all of which enable us to reach new markets and advertisers. These product offerings allow existing advertisers to reach their target audience through integrated advertising campaigns, while also providing us an attractive portfolio of products with which to attract new clients. The combined reach of the Company’s core daily newspapers, digital platforms and niche publications enable us to maintain a position as a leading local media outlet in each of our markets.

A. H. Belo’s focus is to offer both mass distribution and targeted products in our markets and this is accomplished in the following ways:

Display Advertising:

Display advertising revenue consists of sales of advertising space within our newspapers and niche publications to local, regional or national retail and service businesses with local operations, affiliates or resellers.

Classified Advertising:

Classified advertising revenue comprises sales of advertising space in the classified and other sections of our newspapers which include certain automotive, real estate, employment and other.

Preprints:

Preprint revenue is earned from sales of preprinted advertisements or circulars inserted into our core newspapers and niche publications, or distributed by mail or third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company has developed capabilities that allow its advertisers to selectively target preprint distribution at the sub-zip code level in order to optimize the coverage for the advertisers’ locations.

Digital:

Digital advertising revenue consists of sales of display, banner, video, behavioral targeting, search, rich media, directories, classified or other advertising on digital platforms associated and integrated with our print publications and on third party affiliated Web sites, such as Yahoo! and cars.com.

The following sets forth the distribution of Company’s advertising revenues in 2010 and 2009 by product type:

In addition to daily newspapers, the Company publishes a number of niche publications such as condensed and weekly newspapers, Spanish-language newspapers, business, fashion or entertainment publications which are targeted at specific demographics or geographies. These niche publications provide a vehicle for delivery of display, classified and preprint advertising, typically to non-subscribers of the Company’s core newspapers and typically at no charge. These niche publications provide unique content, but also leverage the news content from the core newspapers while utilizing the Company’s printing and distribution infrastructure to drive additional advertising revenue at a low incremental cost.

PAGE 4  A. H. Belo Corporation 2010 Annual Report on Form 10-K

Circulation

Circulation revenues accounted for approximately 28.9 percent of total revenues for 2010 and represent subscription and single copy sales revenue related primarily to the Company’s core newspapers. A. H. Belo’s steadfast commitment to producing superior, unduplicated local content enables the Company’s newspapers to charge premium subscription rates. In 2009, The Dallas Morning News, The Providence Journal and The Press-Enterprise developed and implemented consumer revenue strategies that raised home delivery and single copy prices by up to 50 percent in some markets.

The Company’s newspapers also operate Web sites (dallasnews.com, projo.com, pe.com and other related Web sites) offering users comprehensive news information, user-generated content, advertising, e-commerce and other services. Prior to January 2011, the Company did not charge subscription fees for access to news content on each newspaper’s digital platforms, other than for The Dallas Morning News and The Press-Enterprise e-Editions. During the first quarter of 2011, The Dallas Morning News is introducing several initiatives to strengthen its ability to engage readers on digital platforms with relevant, local, customized content and advertising. The Dallas Morning News re-launched its flagship Web site, dallasnews.com, with a greatly improved design, released an upgraded iPhone application and released its first iPad application. Beginning on March 8, 2011, The Dallas Morning News will provide home delivery subscribers with access to all of the high-quality digital local content available on dallasnews.com, on its e-Edition or on its new iPhone and iPad applications as part of their subscription. Digital only customers may subscribe and obtain access to the local content on dallasnews.com or on one or more of the other digital platforms at varying price points. Breaking news, wire stories and classified content will remain free on dallasnews.com. The Providence Journal and Riverside Press-Enterprise expect to introduce iPhone and iPad applications at a later date and the Company is currently exploring other digital platforms for delivery of content and advertising. Additionally, the Company continues to apply new digital tools with many of its journalists using social media such as blogs, Facebook and Twitter to engage our local customers.

The following table sets forth average circulation information concerning A. H. Belo’s primary daily newspaper operations and niche publications:

	2010				2009				2008
	Daily		Sunday		Daily		Sunday		Daily		Sunday
Newspaper	Circulation(a)		Circulation		Circulation(a)		Circulation		Circulation(a)		Circulation
The Dallas Morning News Group
The Dallas Morning News	262,227	(b)	373,815	(b)	274,143	(c)	404,227	(c)	350,867	(c)	498,834	(c)
Niche publications	187,442	(b)	–		173,711	(c)	–		124,387	(c)	–

The Dallas Morning News Group-Total	449,669		373,815		447,854		404,227		475,254		498,834

The Providence Journal	101,123	(d)	137,339	(d)	112,310	(e)	154,300	(e)	138,538	(f)	186,571	(f)

The Press-Enterprise Group
The Press-Enterprise	109,079	(g)	112,357	(g)	113,356	(h)	122,691	(h)	149,893	(h)	160,016	(h)
Niche publications	10,786	(g)	–		10,208	(h)	–		9,478	(h)	–

The Press-Enterprise Group-Total	119,865		112,357		123,564		122,691		159,371		160,016

(a)	Daily circulation is defined as a Monday through Saturday six-day average.

(b)	Average circulation data for The Dallas Morning News and its Niche publications is obtained from its Publisher’s Statement for the six-month period ended September 30, 2010, as filed with the Audit Bureau of Circulations (Audit Bureau), subject to audit and from its Publisher’s Statement for the six-month period ended September 30, 2010, as filed with Certified Audit of Circulations, Inc., subject to audit. For the first time, The Dallas Morning News’ circulation figures included The Denton Record-Chronicle. If The Denton Record-Chronicle had been excluded, The Dallas Morning News’ daily and Sunday circulation numbers for the six-month period ending September 30, 2010, would have been 252,724 and 361,576, respectively.
(c)	Average circulation data for The Dallas Morning News and its Niche publications is obtained from its Publisher’s Statement for the six-month periods ended September 30, 2009 and 2008, as filed with the Audit Bureau and from its Publisher’s Statement for the six-month periods ended September 30, 2009 and 2008, as filed with Certified Audit of Circulations, Inc.
(d)	Average circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-six weeks ended September 27, 2010, as filed with the Audit Bureau, subject to audit.
(e)	Average circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-six weeks ended September 30, 2009, as filed with the Audit Bureau.
(f)	Average circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-six weeks ended September 23, 2008, as filed with the Audit Bureau.
(g)	Average circulation data for The Press-Enterprise and its Niche publications is obtained from its Publisher’s Statement for the six months ended September 30, 2010, as filed with the Audit Bureau, subject to audit and from its Annual Audit Report for the period ended September 30, 2010, as filed with Verified Audit Circulation, subject to audit.
(h)	Average circulation data for 2009 and 2008 for The Press-Enterprise and its Niche publications is obtained from its Publisher’s Statement for the six months ended September 30, 2009 and 2008, respectively, as filed with the Audit Bureau and from its Annual Audit Report ended September 30, 2009 and 2008, respectively, as filed with Verified Audit Circulation.

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 5

Printing and Distribution

Printing and distribution revenues comprised approximately 7.4 percent of the Company’s 2010 revenue and consists primarily of commercial printing, distribution and direct mail service. The Company provides commercial printing services, primarily for national newspapers such as The Wall Street Journal, The New York Times and USA Today, that require regional printing. Newsprint utilized in the production of large national newspapers is generally provided by the customer. The Company also provides home delivery and retail outlet distribution services for such national newspapers, as well as for regional newspapers delivered into our coverage areas, such as The Boston Globe and the Los Angeles Times. The Company also operates a direct mail service business in Phoenix, Arizona and Las Vegas, Nevada.

Raw Materials and Distribution

The basic material used in publishing newspapers is newsprint. Currently, most of the Company’s newsprint is obtained through a purchasing consortium. Management believes the Company’s sources of newsprint, along with available alternate sources, are adequate for the Company’s current needs.

During 2010 Company operations consumed approximately 69,300 metric tons of newsprint at an average cost of $568 per metric ton. Consumption of newsprint in 2009 was approximately 74,800 metric tons at an average cost of $624 per metric ton. The Company experienced a decline in newsprint consumption in 2010 due to tightening our circulation footprint and declining circulation. During the second half of 2010, the Company’s newsprint consumption increased compared to the first half of 2010 due to increased page counts in both core newspapers and niche publications, as well as a new commercial printing contract. Newsprint purchase price per ton increased approximately 3.6 percent in 2010.

The Company’s newspapers and other commercial print products are produced at facilities in each geographic market. Distribution of printed product to subscribers, retailers and newsstands is made under terms of agreements with third-party distributors. The Company believes a sufficient number of third-party distributors exist in each geographic market to allow uninterrupted distribution of the Company’s products.

Other Interests

In addition to its core newspaper operations, A. H. Belo and Belo, through their subsidiaries, together own 6.6 percent of Classified Ventures, LLC, a joint venture in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The three principal online businesses Classified Ventures, LLC operates are cars.com, apartments.com, and homegain.com. A. H. Belo and Belo, through Belo Lead Management LLC, have also invested in ResponseLogix, Inc. (www.responselogix.com). ResponseLogix provides advanced, Internet-based lead management solutions to auto dealers.

A. H. Belo and Belo Corp. also co-own, through Belo Investment, LLC, (“Belo Investment”), various real estate properties including The Belo Building, a 17-story downtown Dallas office building formerly occupied by certain A. H. Belo employees, related parking sites, and other specified downtown Dallas real estate. A. H. Belo and Belo each own 50 percent of Belo Investment and each lease from Belo Investment 50 percent of the available rental space in The Belo Building and related parking sites under long-term leases that are terminable under various conditions. A third party real estate services firm, engaged by Belo Investment, manages The Belo Building and other real estate owned by Belo Investment.

Our Competitive Strengths and Challenges

Our strengths are:

•	established, well known and trusted brands within each of our markets
•	a strong, cohesive and stable senior management team, with significant sector experience, focused on strategy and operations
•	the ability of four daily metropolitan newspapers to produce superior local content on a scale that competitors are unlikely to duplicate
•	the ability to leverage our local content, distribution platforms, technologies, and partnerships in order to develop and sell new products
•	the ability to market, in print and/or online, products or services to large audiences at low marginal costs
•	sales personnel with knowledge of the marketplace in which the Company does business and, to varying degrees, relationships with current and potential advertising clients

PAGE 6  A. H. Belo Corporation 2010 Annual Report on Form 10-K

•	a conservative capital structure and credit facility that provide flexibility for our go-to-market strategies and operations
•	a highly liquid balance sheet and positive operating cash flow to fund future operations, investments and obligations of the Company

Our newspapers, and the newspaper industry as a whole, have experienced challenges to maintain and grow print revenues and circulation. This results from, among other factors, increased competition from other media, particularly the Internet. In addition to increased competition, the recent economic slowdown in the United States adversely affected our business. A significant decline in circulation could further adversely impact advertising and circulation revenues. The decline in advertising revenues has been particularly realized in the display and classified categories, as advertising budgets have been reduced and advertisers have shifted to other media. In response to these advertising decreases, A. H. Belo has worked to diversify its revenue base by increasing circulation prices and expanding the reach of its printed niche products to wider audiences. The Company has also developed broader digital strategies designed to provide readers with multiple platforms for obtaining online access to local news coverage while protecting the Company’s core print business. The Company has focused efforts on obtaining key demographic data from readers. This allows the Company to provide digital content most desired by readers, and modify marketing and distribution strategies to enable the Company’s newspapers and Web sites to reach potential customers most valued by advertisers. The Company has established strategic relationships with major Internet companies, and invested in certain companies with innovative products and/or technologies. In selected cases, A. H. Belo markets, uses and/or sells products and/or services provided by companies in which it has invested. A. H. Belo has also in recent years focused on neighborhood and other local community and state news, both in print and online. The Company has implemented measures to control or decrease operating expenses. These measures include reducing the Company’s workforce, lowering salaries and benefits, and restructuring the Company’s newspapers through organizational realignments.

Strategies and Opportunities

A. H. Belo is committed to publishing newspapers and online content of the highest quality and integrity, and creating and developing innovative print and online products addressing the needs of customers and advertisers. Our goal is to have positive earnings before interest, taxes, depreciation and amortization and to generate positive cash flow and create value for shareholders over the long-term through stock price appreciation and dividends, if and when reinstituted by A. H. Belo’s Board of Directors. The Company intends to achieve these objectives through the following strategies:

•	continue to manage our business structure proactively to keep costs closely aligned with revenues; maintain a strong liquidity position to support future initiatives; and, provide flexibility to meet strategic investment opportunities and other cash flow requirements
•	maintain our commitment to produce quality local content in the communities we serve on a scale others are unlikely to match
•	efficiently manage our content to drive revenue over multiple delivery platforms, including print, the Internet and mobile devices
•	maximize interactive revenue and implement strategies to market print and digital products in an integrated manner that creates sustainable revenue and earnings
•	optimize and leverage marketing and sales capabilities and implement initiatives to enable advertisers to reach high value consumers more effectively
•	enhance our sales force capabilities to sell all products effectively across all platforms
•	strengthen and improve our underlying technology platform while continuously leveraging technological and other innovations to reduce expenses

Competition

The Company faces competition for print and digital advertising, and circulation. The competition for advertising comes from local, regional, and national newspapers, the Internet, magazines, broadcast, cable and satellite television, telecom products and services, radio, direct mail, yellow pages, and other media. Increased competition has come from the Internet, other new media formats, and services other than traditional newspapers, many of which are free to consumers and/or businesses. The Company competes on factors including, but not limited to, its audience size and demographics, the frequency and timeliness of its interaction with audiences, advertising rates, and its ability to target and deliver prospective customers with a return on investment. The Dallas Morning News has one metropolitan daily newspaper competitor in certain areas of Dallas/Fort Worth. The Providence Journal competes with four daily newspapers in Rhode Island and southeastern Massachusetts. The Press-Enterprise competes with seven daily newspapers in the Inland Southern California area.

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 7

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

Employees

As of December 31, 2010, the Company had approximately 2,200 full-time and 280 part-time employees. Approximately 330 employees are represented by various employee unions. All union-represented employees are located in Providence, Rhode Island. The Company believes its relations with its employees are satisfactory.

PAGE 8  A. H. Belo Corporation 2010 Annual Report on Form 10-K

Available Information

A. H. Belo maintains its corporate Web site at www.ahbelo.com. The Company makes available on its Web site, free of charge, this Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports, as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Item 1A.	Risk Factors

Sections of this Annual Report on Form 10-K and management’s public comments from time to time may contain forward-looking statements that are subject to risks and uncertainties. These statements are based on management’s current knowledge and estimates of factors affecting the Company’s operations, both known and unknown. Readers are cautioned not to place undue reliance on such forward-looking information as actual results may differ materially from those currently anticipated. In addition, a number of other factors (those identified elsewhere in this document and others, both known and unknown) may cause actual results to differ materially from expectations.

A. H. Belo may be unable to respond to changing consumer preferences resulting from evolving industry trends and technology changes.

Print circulation and readership of A. H. Belo’s newspapers, and the newspaper industry overall, are being affected by the preferences of some consumers to receive all or a portion of their news in new formats and from sources other than traditional newspapers, and by the proliferation of these new media formats and sources. Information delivery and programming alternatives such as the Internet, various mobile devices, cable, direct satellite-to-home services, pay-per-view, and home video and entertainment systems have fractionalized newspaper readership. Over the past decade, the Internet, cable television programming services, and other emerging media distribution platforms have captured increasing market share, while the aggregate print circulation of major newspapers has declined due to the factors cited above as well as conscious decisions by newspaper publishers to reduce distribution to core geographies.

A. H. Belo’s businesses operate in highly competitive media markets, and the Company’s ability to maintain market share and generate revenues depends on how effectively the Company competes with existing and new competition.

Our businesses operate in highly competitive media markets. A. H. Belo’s newspapers compete for audiences and advertising revenue with other newspapers as well as with the Internet, magazines, broadcast, cable and satellite television, telecom products and services, radio, direct mail, yellow pages and other media. Some of A. H. Belo’s current and potential competitors have greater financial and other resources. A. H. Belo’s newspaper publications generate significant percentages of their advertising revenues from a finite number of sources. In recent years, Web sites dedicated to automotive, employment, real estate, and general classified advertising have become significant competitors of A. H. Belo’s newspapers and Web sites. As a result, even in the absence of a recession or economic downturn, technological, industry, and other changes specific to these advertising sources could reduce advertising revenues and adversely affect A. H. Belo’s financial condition and results of operations.

A. H. Belo’s revenues primarily consist of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from local, regional, and national newspapers (including free daily newspapers), magazines, broadcast, cable and satellite television, telecom products and services, radio, direct mail, yellow pages, the Internet, and other media. The National Do Not Call Registry has affected the way newspapers solicit home-delivery circulation, particularly for larger newspapers that historically have relied on telemarketing. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics, and circulation. Competition for circulation is based largely upon the content of the newspaper, its price, editorial quality, and customer service. A. H. Belo’s local and regional competitors include newspapers that are typically related to each market, but the Company has many competitors for advertising revenues that are larger and have greater financial and distribution resources. Circulation revenues and the Company’s ability to achieve price increases for the Company’s print products may be affected by competition from other publications and other forms of media available in the Company’s various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among certain demographics. A. H. Belo may incur higher costs competing for advertising dollars and paid circulation, and if the Company is not able to compete effectively for advertising dollars and paid circulation, revenues may decline and the Company’s financial condition and results of operations may be adversely affected.

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 9

There can be no assurance that the Company’s new consumer-driven revenue initiatives will be successful.

During the first quarter of 2011, the Company announced new consumer-driven revenue initiatives, including a relaunch of The Dallas Morning News’ Web site and new digital applications, including a new application for the iPhone and its first application for the iPad. These initiatives include certain increased subscription pricing and new pricing structures. There can be no assurance that these new initiatives will be embraced by existing subscribers or allow the Company to attract new subscribers.

The economic slowdown recently experienced in the United States, and national and worldwide financial instability, may continue to adversely affect the Company’s business, financial condition and results of operations.

Advertisers generally reduce spending during economic downturns. The recent economic slowdown in the United States has adversely affected the Company’s advertising revenues and may continue to adversely affect its business by reducing demand for local and national advertising. Advertising revenues as a percent of A. H. Belo’s total revenue have steadily declined from approximately 76.0 percent in 2008 to 63.7 percent in 2010. Advertising demand is a factor in determining advertising rates. A prolonged recession and diminished demand could result in a reduction in the advertising rate structure, leading to lower revenues and operating margins. Additionally, the Company’s advertising customers could face liquidity constraints. If such events were to occur, the Company could encounter difficulties in realizing its receivables from advertisers, which could increase the Company’s exposure to loss if these receivables were determined to be uncollectible.

Decreases in circulation may adversely affect A. H. Belo’s advertising and circulation revenues.

A. H. Belo’s newspapers, and the newspaper industry as a whole, are experiencing challenges to maintain and grow print circulation. A significant decline in circulation could affect the rate and volume of advertising revenues. To maintain the Company’s circulation base, A. H. Belo may incur additional costs, and may not be able to recover these costs through circulation and advertising revenues. The Company may incur increased spending on marketing designed to retain its existing subscriber base and continue or create niche publications targeted at specific market groups. The Company may also incur increased marketing costs to drive traffic to its proprietary Web sites.

Access to credit may be adversely affected based on instability in worldwide credit markets and an uncertain outlook for the newspaper industry.

On December 3, 2009, the Company entered into the second amendment to the Amended and Restated Credit Agreement (the Amended and Restated Credit Agreement as so amended, the “Credit Agreement”) reducing its available credit from $50 million to $25 million to reduce the costs of unused available credit. The Credit Agreement expires in September 2012. The Company’s ability to access funds under its Credit Agreement, if needed, depends on the Company’s compliance with certain financial covenants in the Credit Agreement. Disruptions in the capital and credit markets, as have been experienced since mid-2008, could adversely affect the Company’s ability to draw on the credit facility under its Credit Agreement. Further, additional uncertainty in the newspaper industry may limit the Company’s ability to renew or obtain credit from other sources when the facility expires or may reduce the amount of credit available or may increase the costs associated with obtaining credit. Any disruption could require the Company to take measures to conserve cash until the markets and industry stabilizes or until alternative credit arrangements or other funding for its business needs can be arranged.

The Company’s potential inability to successfully execute cost control measures could result in total operating costs that are greater than expected.

The Company has taken steps to lower its costs by reducing staff and employee benefits and implementing general cost-control measures and expects to continue cost control efforts. If revenues continue to decline, the ability to continue cost reduction efforts to match revenue declines could be limited. If the Company does not achieve expected savings, or if operating costs increase due to the creation and development of new products or otherwise, total operating costs may be greater than anticipated.

The Company could experience inflationary pressures as suppliers increase prices after experiencing a period of price suppression and the Company may be unable to initiate price increases or additional cost reductions to offset these inflationary pressures. The Company’s inability to offset inflationary pressures could adversely affect its financial condition and results of operations.

PAGE 10  A. H. Belo Corporation 2010 Annual Report on Form 10-K

The basic raw material for newspapers is newsprint, the cost of which for the last three years has represented between approximately 8.1 percent and 11.7 percent of A. H. Belo’s revenues. The price of newsprint historically has been volatile. Consolidation in the North American newsprint industry has reduced the number of suppliers and has led to paper mill closures and conversions to other grades of paper, which in turn has decreased overall newsprint capacity and increased the likelihood of higher prices. A. H. Belo currently purchases most of its newsprint through a purchasing consortium. Significant increases in newsprint costs or the Company’s inability to obtain an adequate supply of newsprint in the future could adversely affect its financial condition and results of operations.

Recently enacted health care mandates may require the Company to evaluate the scope of health care benefits offered to its workforce and the method in which health care benefits are delivered. These mandates may increase the Company’s cost and the employees’ costs. Higher health care costs may reduce the Company’s earnings, resulting in (i) an inability to reinvest sufficient capital in its operations, (ii) an inability to pay dividends, and (iii) an increase in the cost of capital, all of which could have a negative effect on the Company’s stock price.

The Company believes that appropriate steps have been and are being taken to implement cost control efforts. However, if costs are not managed properly, such steps may affect the quality of A. H. Belo’s products, its ability to generate future revenue, and compliance with the financial covenants as outlined in the Credit Agreement. In addition, reductions in staff and employee benefits could adversely affect the Company’s ability to attract and retain key employees.

A. H. Belo depends on key personnel and may not be able to operate and grow its business effectively if A. H. Belo loses the services of any of its senior executive officers or key operational employees or is unable to attract and retain qualified personnel in the future.

A. H. Belo relies on the efforts of its senior executive officers and other management. The success of the Company’s business depends heavily on its ability to retain current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and A. H. Belo may not be able to retain its key personnel. The Company has not entered into employment agreements with key management personnel, other than a retention and relocation agreement with Mr. John C. McKeon, President and General Manager of The Dallas Morning News, Inc., and does not have “key person” insurance for any of its senior executive officers or other key personnel. To mitigate this risk, A. H. Belo has a change in control severance plan covering key management personnel that is triggered under certain conditions if a change in control occurs.

A. H. Belo’s business may be negatively affected by work stoppages, slowdowns, or strikes by its employees.

Currently, one of A. H. Belo’s primary newspapers, The Providence Journal, is party to collective bargaining agreements with unions representing approximately 330 of its employees. These agreements expire in 2011, 2012 and 2013, unless extended. A. H. Belo cannot predict the results of negotiation of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in the Company’s business, or what the possible effect of future collective bargaining agreements will be on its business, financial condition, and results of operations. The Company also cannot assume that strikes or work stoppages will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could adversely affect the Company’s business, financial condition, and results of operations.

The Company has limited experience managing a pension plan.

In October 2010, the Company agreed with Belo to split The G. B. Dealey Retirement Pension Plan (“GBD Pension Plan”) which is sponsored by Belo, effective January 1, 2011. Pension assets and obligations for current and former employees of A. H. Belo participating in this plan were transferred to two newly-formed A. H. Belo pension plans (“New Pension Plans”). The New Pension Plans are sponsored solely by the Company and provide participants the same benefits as they had under the GBD Pension Plan. The Company has limited experience managing such plans as these, and, in its new fiduciary role, the Company must develop appropriate investment strategies and establish the appropriate level of internal controls, which risk excess administration costs and lower returns on the plans’ assets. Such events could have an adverse impact on the Company’s financial condition and results of operations.

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 11

The New Pension Plans are currently underfunded and the Company expects it will be required to make significant future contributions to the New Pension Plans. Additionally, if the actuarial assumptions for the New Pension Plans differ significantly from actual results, significant changes could occur to funding requirements.

As of December 31, 2010, the estimated unfunded pension liability that transferred to the New Pension Plans, which are frozen to new participants, was approximately $132,346. Unanticipated volatility in equity markets or changes in interest rates, longevity or legislation, such as the Pension Protection Act, in the U.S., could result in significant increases or decreases in the liability recorded and the timing of funding requirements.

Adverse results from pending or new litigation or governmental proceedings or investigations could adversely affect A. H. Belo’s financial condition and results of operations.

From time to time, A. H. Belo and its subsidiaries are subject to litigation, governmental proceedings, and investigations. Current matters include those described under “Item 3. Legal Proceedings.” Adverse determinations in any of these pending or future matters could require A. H. Belo to make monetary payments or result in other sanctions or findings that could affect adversely the Company’s business, financial condition, and results of operations.

A. H. Belo’s directors and executive officers have significant combined voting power and significant influence over its management and affairs.

A. H. Belo directors and executive officers hold approximately 54 percent of the voting power of The Company’s outstanding voting stock as of February 28, 2011. A. H. Belo’s Series A common stock has one vote per share and Series B common stock has 10 votes per share. Generally, except for certain extraordinary corporate transactions, all matters to be voted on by A. H. Belo’s shareholders must be approved by a majority of the voting power of the Company’s outstanding voting stock, voting as a single class. Certain extraordinary corporate transactions, such as a merger, consolidation, sale of all or substantially all of the Company’s property and assets, or a dissolution, the alteration, amendment, or repeal of A. H. Belo’s bylaws by shareholders, and certain amendments to A. H. Belo’s certificate of incorporation, require the affirmative vote of the holders of at least two-thirds of the voting power of the outstanding voting stock, voting as a single class. Accordingly, A. H. Belo’s directors and executive officers will have significant influence over the Company’s management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions. This ownership may limit other shareholders’ ability to influence corporate matters and, as a result, A. H. Belo may take actions that some shareholders do not view as beneficial.

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

Item 1B.	Unresolved Staff Comments

None.

PAGE 12  A. H. Belo Corporation 2010 Annual Report on Form 10-K

Item 2.	Properties

The Company owns or leases the following properties:

Operations	Ownership	Location
The Dallas Morning News
Corporate and The Dallas Morning News Headquarters(a)	Owned	Dallas, Texas, downtown
Printing facilities	Owned	Plano, Texas
Collating facility(b)	Owned	Dallas, Texas
98 acres of undeveloped land	Owned	Dallas, Texas
Office building, warehouse	Owned	Denton, Texas, downtown
Direct mail offices and warehouse	Leased	Phoenix, Arizona; Las Vegas, Nevada

The Providence Journal
Office building	Owned	Providence, Rhode Island, downtown
Printing facilities	Owned	Providence, Rhode Island

The Press-Enterprise
Office building	Owned	Riverside, California
Printing facilities	Owned	Riverside, California

(a)	The Company’s and The Dallas Morning News headquarters include two office buildings, a parking garage and adjacent land that are part of a ten-acre campus in downtown Dallas, Texas. Other properties on this campus are owned and used by Belo in its operations. The Company has leased certain storage facilities in its parking garage and a parcel of land to Belo under a long-term ground lease which provides an option to purchase for nominal value.

(b)	In the third quarter of 2009, the Company vacated its collating facility in Southern Dallas and consolidated collating operations at its Plano facility. The Southern Dallas facility is held for sale.

The Company has additional leasehold and other interests, which are not material, that are used in its activities. The Company believes its properties are in satisfactory condition and are well-maintained and that such properties are adequate for present operations.

Item 3.	Legal Proceedings

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and in March 2009, the court dismissed certain additional claims. A summary judgment motion seeking dismissal of all remaining claims against the defendants is pending. A trial date, previously set for early 2011, is now set for September 19, 2011. The Company believes the lawsuit is without merit and is defending it vigorously. An estimate as to probability of, as well as amount or range of, potential loss cannot be provided with certainty at this time.

On April 13, 2009, four former independent home delivery contractors of The Press-Enterprise filed a purported class action lawsuit against A. H. Belo, Belo Corp., Press-Enterprise Company, and others in The Superior Court of the State of California, Riverside County. Plaintiffs alleged, on behalf of themselves and those similarly situated, that they were improperly classified as independent contractors instead of as employees. Plaintiffs filed a first amended complaint in July 2010 that added a claim under the federal Fair Labor Standards Act. The original and amended complaints seek recovery of allegedly unpaid wages, meal and rest period payments, penalties, expenses, interest, attorneys’ fees, and costs. During the second quarter of 2010, A. H. Belo and the other parties to the lawsuit reached a preliminary agreement to settle the lawsuit. The Court preliminarily approved the agreement on September 16, 2010 and granted final approval on February 25, 2011. A. H. Belo’s liability under the settlement is $2,112, which was fully accrued as of December 31, 2010. The accrual for this settlement is recorded in Other accrued expenses in the consolidated balance sheets and the corresponding expense is included in Other production, distribution and operating costs in the consolidated statements of operations. The Company has made $1,200 in payments to an escrow account per the terms of the preliminary agreement, as of December 31, 2010, and its obligation under the approved settlement was fully funded in the first quarter of 2011.

In addition to the proceedings disclosed above, a number of other legal proceedings are pending against A. H. Belo, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity, or financial condition.

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 13

PART II

Item 4.	Removed and Reserved

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s authorized common equity consists of 125,000,000 shares of common stock, par value $.01 per share. The Company has two series of common stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders; Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder and Series B shares are convertible at any time on a one-for-one basis into Series A shares, and upon a transfer other than as described above, Series B shares automatically convert into Series A shares. Shares of the Company’s Series A common stock are traded on the New York Stock Exchange (NYSE symbol: AHC). There is no established public trading market for shares of Series B common stock. The Company’s shares of Series A common stock began trading on the New York Stock Exchange on February 11, 2008.

The following table lists the high and low trading prices and the closing prices for Series A common stock as reported on the New York Stock Exchange for each of the quarterly periods in 2010 and 2009. No dividends were declared or paid in any of the periods presented.

		High	Low	Close
2010	Fourth quarter	$9.33	$6.75	$8.70
	Third quarter	$7.99	$6.01	$7.07
	Second quarter	$9.16	$6.00	$6.64
	First quarter	$8.04	$5.35	$7.20

2009	Fourth quarter	$5.94	$3.05	$5.76
	Third quarter	$4.00	$0.92	$3.23
	Second quarter	$2.24	$0.93	$0.98
	First quarter	$2.80	$0.59	$0.98

The closing price of the Company’s Series A common stock as reported on the New York Stock Exchange on February 28, 2011 was $7.19. The approximate number of shareholders of record of the Company’s Series A and Series B common stock at the close of business on February 28, 2011 was 562 and 232, respectively.

The declaration and payment of dividends is subject to the discretion of A. H. Belo’s Board of Directors, and any determination as to the payment of such dividends, as well as the amount and timing of such dividends, will depend on, among other things, A. H. Belo’s results of operations and financial condition, earnings, capital requirements, debt covenants, other contractual restrictions, prospects, applicable law, general economic and business conditions, and other future factors that A. H. Belo’s Board deems relevant. The Company’s Credit Agreement allows the Company to pay dividends when the Company’s fixed charge coverage ratio exceeds 1.2 to 1.0 and the aggregate availability under the credit facility exceeds $15,000. A. H. Belo cannot provide any assurance that any dividends will be declared and paid due to the foregoing factors and the factors discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Equity Compensation Plan Information

The information set forth under the heading “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 18, 2011 is incorporated herein by reference.

Issuer Purchases of Equity Securities

The Company did not repurchase any Series A or Series B common stock during the quarter ended December 31, 2010.

Sales of Unregistered Securities

During 2010 and 2009, 207,806 shares and 260,826 shares of the Company’s Series B common stock were converted, on a one-for-one basis, into shares of Series A common stock, respectively. The Company did not register the issuance of these securities under the Securities Act of 1933 (“Securities Act”) in reliance upon the exemption under Section 3(a)(9) of the Securities Act.

PAGE 14  A. H. Belo Corporation 2010 Annual Report on Form 10-K

Performance Graph

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the annual cumulative shareholder return on an investment of $100 on February 11, 2008, with a closing price of $14.40 per share, in A. H. Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with the cumulative total return, assuming reinvestment of dividends, of a similar investment in (1) companies on the Standard & Poor’s 500 Stock Index, and (2) the 2010 group of peer companies selected on a line-of-business basis and weighted for market capitalization. The Company’s peer group includes the following companies: Gannett Co, Inc., The E. W. Scripps Company, Journal Communications, Lee Enterprises, Inc., The McClatchy Company, Media General, Inc. and The New York Times Company. A. H. Belo is not included in the calculation of peer group cumulative total shareholder return on investment.

Total Return Performance

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 15

Item 6.	Selected Financial Data

The following table presents selected financial data of the Company for each of the years 2006 through 2010. For a more complete understanding of this selected financial data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto.

	As of and For the Years Ended December 31,
In thousands (except per share amounts)	2010	2009	2008	2007		2006
Total net operating revenues	$487,308	$518,348	$637,314		$738,668		$817,733
Total operating costs and expenses(a)	625,377	636,659	699,271		1,056,100		760,376

(Loss) earnings from operations	(138,069)	(118,311)	(61,957)		(317,432)		57,357
Total other income (expense)(b)	6,259	(2,059)	(3,420)		(31,067)		(30,310)
Income tax expense (benefit)	(7,575)	(12,475)	(15,857)		(1,487)		11,868

Net (loss) income(a)	$(124,235)	$(107,895)	$(49,520)		$(347,012)		$15,179

Total assets	$420,049	$404,427	$552,263		$619,710		$994,815
Long-term portion of notes payable to Belo Corp(c)	$–	$–	$–		$378,916		$353,893
Cash dividends declared per common share	$–	$–	$0.625	$	N/A	$	N/A

(a)	Total operating costs expense include charges as follows: in 2010, a $132,346 charge for the withdrawal from the GBD Pension Plan and non-cash asset impairment charges of $3,404; and in 2009, 2008 and 2007 non-cash asset impairment charges of $106,389, $18,680 and $344,424, respectively.

(b)	Other income and expense includes $2,983, $34,834 and $31,814 for 2008, 2007 and 2006, respectively, for interest on intercompany notes payable to Belo. As of February 8, 2008, in connection with Belo Corp’s spin-off of the Company, Belo contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by the Company and its subsidiaries or assigned indebtedness to the Company. This effectively settled the notes payable balances, (see the Consolidated Financial Statements, Note 7 — Long- term Debt).
(c)	Amounts represent the long-term portion of notes payable to Belo (see the Consolidated Financial Statements, Note 7 — Long-term Debt).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following information should be read in conjunction with the other sections of this Annual Report on Form 10-K. Statements in this Annual Report on Form 10-K concerning A. H. Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, impairments, business initiatives, pension plan contributions and obligations, real estate sales, future financings, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; challenges in achieving expense reduction goals in a timely manner, and the resulting potential effect on operations; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; consumer acceptance of new products and business initiatives; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures and investments; returns on pension plan assets; general economic conditions; significant armed conflict; and other factors beyond our control, as well as other risks described elsewhere in this Annual Report on Form 10-K and in the Company’s other public disclosures, and filings with the Securities and Exchange Commission.

All references to earnings per share represent diluted earnings per share.

Unless the context requires otherwise, all dollar amounts are in thousands, except per share amounts.

OVERVIEW

A. H. Belo Corporation

A. H. Belo Corporation, headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four daily newspapers several associated Web sites. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.projo.com), the oldest continuously-published daily newspaper in the U.S. and winner of four Pulitzer Prizes; The Press-Enterprise (www.pe.com) (Riverside, CA), serving southern California’s Inland Empire region and winner of one Pulitzer Prize; and The Denton Record-Chronicle (www.dentonrc.com). The Company publishes various specialty publications targeting niche

PAGE 16  A. H. Belo Corporation 2010 Annual Report on Form 10-K

audiences, and its partnerships and/or investments include the Yahoo! Newspaper Consortium and Classified Ventures, LLC, owner of cars.com. A. H. Belo also owns and operates commercial printing, distribution and direct mail service businesses.

The Company was spun off from Belo Corp. effective February 8, 2008 through a pro-rata stock dividend to Belo shareholders. As a consequence, A. H. Belo became a separate public company on that date. Except as noted herein, Belo has no further ownership interest in A. H. Belo or in any newspaper or related businesses, and A. H. Belo has no ownership interest in Belo or in any television station or related businesses, but continues to conduct limited business with Belo. A. H. Belo’s relationship with Belo is now governed by a separation and distribution agreement and several ancillary agreements. A. H. Belo and Belo also co-own certain downtown Dallas real estate and several investments associated with their respective businesses.

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

Basis of Presentation

The consolidated financial statements in this Annual Report on Form 10-K include the accounts of A. H. Belo and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions. Operating expenses in the consolidated income statements prior to February 8, 2008 reflect all of the direct expenses of the business together with allocations of certain Belo Corp. corporate expenses that have been charged to the Company based on use or other methodologies which the Company believes were appropriate for such expenses. See Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies. The Company believes these assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. Certain A. H. Belo and Belo operating units currently share news and information content at no cost to the recipient.

The financial information for the periods prior to February 8, 2008 included in this Annual Report may not reflect what A. H. Belo’s results of operations, financial position, and cash flows would have been had it been a separate public company during the periods presented or be indicative of what its results of operations, financial position, and cash flows may be in the future as a separate public company. A. H. Belo’s financial information for the periods prior to February 8, 2008 reflects allocations for services historically provided by Belo, and the Company expects these allocated costs to be different from the actual costs A. H. Belo will incur for these services in the future as a separate public company. Subsequent to February 8, 2008, some of the costs previously allocated to the Company are being provided by Belo under a services agreement and other inter-company agreements. In some instances, the costs incurred for these services as a separate public company may be higher than the share of total Belo expenses allocated to A. H. Belo prior to February 8, 2008. In addition, the financial information for the periods prior to February 8, 2008 does not reflect the increased costs associated with being a separate public company, including expected changes in our cost structure, personnel needs, financing, and operations of our business as a result of the Distribution.

Overview of 2010 Significant Transactions

The following represent significant transactions and events effecting A. H. Belo’s results of operations and financial position during 2010:

•	The Company recorded an expense of $132,346 related to withdrawal from the GBD Pension Plan and establishment of the New Pension Plans.
•	The Company disposed of assets during 2010 and received proceeds of $9,765. These transactions resulted in a net gain of $6,402, recorded in other (expense) income.
•	The Company and Belo agreed to allow the Company to carry back $4,732 of 2009 tax losses against Belo’s 2008 taxable income in exchange for Belo retaining 25 percent of the refund, or $1,183, which was recorded to Other expense. The Company has recorded a receivable for the remaining refund of $3,549 in Other current assets, which it expects to receive in the first quarter of 2011.
•	The Company recorded approximately $2,100 in expense related to the anticipated settlement of certain claims against the Company.
•	The Company recorded a non-cash charge of $2,448, fully impairing its investment in Sawbuck Realty, LLC, an investment recorded under the equity method.

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 17

RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

Consolidated Results of Operations for the Years Ended December 31, 2010, 2009 and 2008

		Percentage		Percentage
Years Ended December 31,	2010	Change	2009	Change	2008
Net operating revenues	$487,308	(6.0)%	$518,348	(18.7)%	$637,314
Operating costs and expenses	625,377	(1.8)%	636,659	(9.0)%	699,271
Other income (expense), net	6,259	(404.0)%	(2,059)	(39.8)%	(3,420)

Loss before income taxes	(131,810)	9.5%	(120,370)	84.1%	(65,377)
Income tax (benefit)	(7,575)	(39.3)%	(12,475)	(21.3)%	(15,857)

Net loss	$(124,235)	15.1%	$(107,895)	117.9%	$(49,520)

The table below presents the components of A. H. Belo’s net operating revenues for the last three years:

		Percentage		Percentage
Years Ended December 31,	2010	Change	2009	Change	2008
Advertising	$310,309	(11.9)%	$352,368	(27.3)%	$484,437
Circulation	141,091	3.3%	136,549	10.7%	123,381
Printing and distribution	35,908	22.0%	29,431	(0.2)%	29,496

Net operating revenues	$487,308	(6.0)%	$518,348	(18.7)%	$637,314

In 2010, 2009 and 2008 the Company’s revenues were adversely affected by economic and operating pressures. Advertisers tend to reduce ad budgets more than other expenses in times of economic uncertainty or recession. The recently experienced economic slowdown and the shift of advertising expenditures to other forms of media adversely affected advertising demand and the Company’s business, financial condition and results of operations. Advertising revenues as a percent of A. H. Belo’s total revenue have steadily declined from approximately 76.0 percent in 2008 to 63.7 percent in 2010. The Company expects newspaper advertising revenues will continue to decrease in 2011, although at a lower rate of decline.

In response to the declines in advertising revenues, the Company has begun initiatives to increase other sources of revenue, primarily circulation revenues. The Company’s consumer revenue strategies, based on superior unduplicated local content, have allowed the Company to increase circulation rates resulting in increased revenue from a smaller subscriber base. In 2010 and 2009, circulation revenues increased 3.3 percent and 10.7 percent, respectively, although daily circulation volumes decreased 1.9 percent and 11.6 percent, respectively, and Sunday volumes decreased 8.5 percent and 19.4 percent, respectively. The Company is aggressively positioning its newspapers as a premium product, offering relevant and differentiated local content, and has therefore increased subscription prices in each of its markets. As a result of these factors, circulation revenues as a percent of total revenue account for 28.9 percent of the Company’s total revenues compared to 26.3 percent in 2009 and 19.4 percent in 2008. In 2011 and the foreseeable future, the Company intends to continue the strategy of requiring subscribers to bear a higher portion of the cost of the news and information product.

In all three years, commercial printing, distribution and direct mail services comprised most of the remainder of the Company’s revenues. Printing and distribution revenues increased 22.0 percent in 2010 compared to 2009, due primarily to new printing and distribution contracts.

The following table summarizes the net operating revenues for each of A. H. Belo’s three daily newspapers for 2010, 2009 and 2008:

		Percentage		Percentage
Years Ended December 31,	2010	Change	2009	Change	2008
The Dallas Morning News	$314,049	(5.5)%	$332,183	(17.8)%	$404,214
The Providence Journal	99,849	(5.4)%	105,555	(19.7)%	131,469
The Press-Enterprise	73,410	(8.9)%	80,610	(20.7)%	101,631

Total net operating revenues	$487,308	(6.0)%	$518,348	(18.7)%	$637,314

PAGE 18  A. H. Belo Corporation 2010 Annual Report on Form 10-K

The table below presents the components of The Dallas Morning News net operating revenues for the last three years:

		Percent			Percent			Percent
		of Total	Percentage		of Total	Percentage		of Total
Years Ended December 31,	2010	Revenues	Change	2009	Revenues	Change	2008	Revenues
Advertising	$199,245	63.4%	(9.8)%	$220,972	66.5%	(26.4)%	$300,099	74.2%
Display Advertising	85,311		(13.7)%	98,873		(24.5)%	131,017
Classified Advertising	31,137		(9.2)%	34,290		(45.2)%	62,549
Preprints Advertising	60,266		(6.7)%	64,611		(15.0)%	76,007
Digital Advertising	22,531		(2.9)%	23,198		(24.0)%	30,526
Circulation	92,210	29.4%	4.1%	88,554	26.7%	10.6%	80,097	19.8%
Printing and distribution	22,594	7.2%	(0.3)%	22,657	6.8%	(5.7)%	24,018	6.0%

	$314,049	100.0%	(5.5)%	$332,183	100.0%	(17.8)%	$404,214	100.0%

Advertising revenues decreased by $21,727, or 9.8 percent, in 2010 and $79,127, or 26.4 percent, in 2009 due to declines in substantially all categories. The Dallas Morning News’ display advertising decreased by $13,562 in 2010 and $32,144 in 2009 as a result of declines in retail and general advertising. Despite the declines in revenues, volumes increased as a result of incentives offered to retain advertising dollars.

Classified advertising revenues decreased by $3,153, or 9.2 percent, in 2010 and $28,259, or 45.2 percent, in 2009. These declines are attributable to a reduction in lineage volume of 4.3 percent and 32.7 percent during 2010 and 2009, respectively, primarily due to reduced automotive, employment and general advertisements. Although published advertising rates have remained stable in 2010 and 2009, The Dallas Morning News has discounted its classified advertisements to attract more revenue and compete for classified advertisements against other media.

Preprint advertising revenues decreased by $4,345, or 6.7 percent in 2010, and $11,396, or 15.0 percent, in 2009. Preprint advertising revenues are comprised of preprinted newspaper inserts and preprinted mail advertisements. Revenues from preprint newspaper inserts increased in 2010 and 2009, but these increases were partially offset by declines in preprint mail advertisements in each year. The decline in preprint advertisements is consistent with the declines in circulation volumes for inserts and increased competition for advertising dollars for mail advertisements.

Digital advertising revenues are primarily comprised of Internet advertising, employment advertising and automotive classified advertising on The Dallas Morning News’ Web sites, including its affiliation with cars.com. Revenues decreased slightly in 2010 and 24.4 percent in 2009 due to reduced volumes in employment and banner advertising.

The Dallas Morning News continues to extend the reach of its niche publications, including Briefing, Al Dia and Quick, in order to expand its advertising platform to nonsubscribers of The Dallas Morning News’ core newspaper. In 2010 and 2009, circulation associated with niche publications increased 7.9 percent and 39.7 percent, respectively, and the related display and classified advertising revenues were $12,457 and $9,851, respectively. These revenues are a component of total display, classified, preprint and digital revenues of The Dallas Morning News discussed above.

Circulation revenues increased $3,656, or 4.1 percent, and $8,457, or 10.6 percent, in 2010 and 2009, respectively. In 2010, home delivery revenue increased, but was partially offset by a decrease in single copy revenue. In 2009, both home delivery revenue and single copy revenue increased. Daily circulation volumes declined 4.3 percent and 21.9 percent in 2010 and 2009, respectively, and Sunday circulation declined 7.5 percent and 19.0 percent in 2010 and 2009, respectively. During 2009, The Dallas Morning News implemented price increases on various components of its daily and Sunday circulation, allowing the Company to realize an increase in revenues of 10.6 percent in 2009 over 2008. Although volume declines continued in 2010, the 2009 price increases were in effect the entire 2010 fiscal year, resulting in a continued growth in circulation revenue.

Printing and distribution revenues comprise commercial printing and distribution services, primarily for large national newspapers and other specialty newspapers. The Company also provides direct mail services.

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 19

The following table presents the components of The Providence Journal net operating revenues for the last three years:

		Percent			Percent			Percent
		of Total	Percentage		of Total	Percentage		of Total
Years Ended December 31,	2010	Revenues	Change	2009	Revenues	Change	2008	Revenues
Advertising	$59,558	59.6%	(16.1)%	$71,014	67.3%	(30.9)%	$102,704	78.1%
Display Advertising	20,446		(15.5)%	24,198		(40.2)%	40,497
Classified Advertising	15,030		(24.0)%	19,786		(31.0)%	28,677
Preprints Advertising	16,459		(11.9)%	18,689		(21.7)%	23,875
Digital Advertising	7,623		(8.6)%	8,341		(13.6)%	9,655
Circulation	34,918	35.0%	6.0%	32,953	31.2%	18.7%	27,765	21.1%
Printing and distribution	5,373	5.4%	238.4%	1,588	1.5%	58.8%	1,000	0.8%

	$99,849	100.0%	(5.4)%	$105,555	100.0%	(19.7)%	$131,469	100.0%

Advertising revenues decreased by $11,456, or 16.1 percent, in 2010 and $31,690, or 30.9 percent, in 2009 due to declines in substantially all categories. Display advertising decreased by $3,752 in 2010 as a result of declines in retail advertising, partially offset by increases in general advertising and decreased $16,299 in 2009 due to declines in retail and barter advertising revenue.

Classified advertising revenues decreased $4,756, or 24.0 percent, in 2010, and $8,891, or 31.0 percent, in 2009. Classified volumes decreased in 2010 in the general category and decreased in 2009 in the real estate and general categories.

Preprint advertising revenues decreased by $2,230, or 11.9 percent, and $5,186, or 21.7 percent, in 2010 and 2009, respectively. Preprint advertising revenues are comprised of preprinted inserts and preprinted mail advertisements. The decline in revenues in 2010 and 2009 is attributable to 5.6 percent and 18.3 percent lower insert volumes, respectively.

Digital advertising revenue primarily comprises retail display advertising and online classified advertising, including auto, real estate, employment, legal and obituaries as major categories. Reduced volumes in general classified and real estate categories contributed to 2010 revenue declines and lower volumes in real estate and employment categories contributed to 2009 revenue declines.

Circulation revenues increased $1,965, or 6.0 percent, in 2010 compared to 2009. Home delivery revenue was the principal driver, as rate increases in both 2009 and 2010 more than offset circulation home delivery volume declines. In 2010, single copy revenue was relatively flat as volumes stabilized and prices were not increased. Single copy revenue increased 2009 as a rate increase offset circulation declines. Other circulation revenue declined in 2010 and 2009, respectively, due to the sale of a local publication.

Printing and distribution revenue increased by $3,785, or 238.4 percent, and $588, or 58.8 percent, in 2010 and 2009, respectively, due to The Providence Journal’s continued expansion of both home delivery and single copy distribution services for large national and local newspapers. The Providence Journal continued to grow this revenue base in 2010 and anticipates further growth in 2011. The Providence Journal has also increased its commercial printing services to include a major metro newspaper, which also contributed to the year-over-year growth.

The table below presents the components of The Press-Enterprise net operating revenues for the last three years:

		Percent			Percent			Percent
		of Total	Percentage		of Total	Percentage		of Total
Years Ended December 31,	2010	Revenues	Change	2009	Revenues	Change	2008	Revenues
Advertising	$51,506	70.2%	(14.7)%	$60,383	74.9%	(26.0)%	$81,634	80.3%
Display Advertising	13,944		(24.1)%	18,365		(33.6)%	27,646
Classified Advertising	16,677		(17.4)%	20,197		(29.3)%	28,560
Preprints Advertising	14,469		(5.0)%	15,238		(21.0)%	19,292
Digital Advertising	6,416		(2.5)%	6,583		7.3%	6,136
Circulation	13,963	19.0%	(7.2)%	15,041	18.7%	(3.1)%	15,519	15.3%
Printing and distribution	7,941	10.8%	53.1%	5,186	6.4%	15.8%	4,478	4.4%

	$73,410	100.0%	(8.9)%	$80,610	100.0%	(20.7)%	$101,631	100.0%

Advertising revenues decreased by $8,877, or 14.7 percent, in 2010 and $21,251, or 26.0 percent, in 2009 due to declines in substantially all categories. Display advertising decreased by $4,421 in 2010 as a result of declines in retail advertising partially offset by an increase in general advertising. In 2009, display advertising revenue decreased by $9,281, which was attributable to declines in retail advertising and general advertising. During 2010 and 2009, price concessions and decreases in display volumes accounted for the remaining declines in revenues these years.

PAGE 20  A. H. Belo Corporation 2010 Annual Report on Form 10-K

Classified advertising revenues decreased $3,520, or 17.4 percent, in 2010, and $8,363, or 29.3 percent, in 2009. The decline in 2010 revenue was due to decreased volumes, primarily legal advertisements. In 2009, classified volumes decreased as a result of declines in real estate, automotive and employment advertisements.

Preprint advertising revenues decreased by $769, or 5.0 percent, and $4,054, or 21.0 percent, in 2010 and 2009, respectively. The decline in revenues in both 2010 and 2009 is primarily attributable to the loss of department store customers.

Circulation revenues decreased $1,078, or 7.2 percent, in 2010, and decreased $478, or 3.1 percent in 2009. Daily circulation volumes decreased 3.0 percent and 22.5 percent, in 2010 and 2009, respectively, and Sunday circulation decreased 8.4 percent and 23.3 percent in 2010 and 2009, respectively. In 2009, The Press-Enterprise, implemented price increases of 17.8 percent in its home delivery market, partially offsetting the declines in circulation volumes.

Printing and distribution revenues increased by $2,755, or 53.1 percent, and $708, or 15.8 percent, in 2010 and 2009, respectively, due to The Press-Enterprise’s expansion of its commercial printing and distribution services.

Operating Costs and Expenses

The table below presents the components of the Company’s operating costs and expenses for the last three years:

		Percentage		Percentage
Years Ended December 31,	2010	Change	2009	Change	2008
Salaries, wages and employee benefits	$212,998	(0.7)%	$214,600	(24.5)%	$284,285
Other production, distribution and operating costs	183,017	(12.6)%	209,327	(15.7)%	248,423
Newsprint, ink and other supplies	55,472	(9.0)%	60,987	(35.5)%	94,608
Depreciation	32,902	(15.3)%	38,857	(16.9)%	46,776
Amortization	5,238	(19.4)%	6,499	–%	6,499
Asset impairments	3,404	(96.8)%	106,389	469.5%	18,680
Pension plan withdrawal	132,346	–%	–	–%	–

Total operating costs and expenses	$625,377	(1.8)%	$636,659	(9.0)%	$699,271

As revenues have decreased, management has taken steps to lower operating costs including decreasing headcount and implementing salary and other benefit reductions, contracting the Company’s circulation footprint, and aggressively minimizing other expenses. These steps have allowed the Company to continue to generate positive cash flows from operations.

In 2010, the Company’s operating costs and expenses included a charge of $132,346 related to the withdrawal from the GBD Pension Plan. Excluding the GBD Pension Plan charge, total operating costs decreased $143,628, or 22.6 percent, as compared to the prior year period. Excluding the reduction in asset impairment expense of $102,985 between years, primarily reflecting goodwill and other asset impairments recorded in 2009, total operating expenses decreased $40,643 or 7.7 percent due to reductions in all operating expense categories. Salaries, wages and employee benefits decreased $1,602, or 0.7 percent, in 2010 when compared to the same period in 2009, due to restructuring and cost reduction initiatives undertaken during 2008 and 2009 that included headcount reductions, benefit reductions and salary reductions. Other production, distribution and operation costs decreased $26,310, or 12.6 percent, in 2010 when compared to the same period in 2009. This decrease is related to decreases in outside services, such as consulting fees, bad debt expense, distribution expense and communications expense, such as network access, from continuing cost controls and reduction of each newspaper’s circulation footprint. Newsprint, ink and other supplies decreased $5,515, or 9.0 percent, in 2010, when compared to the same period in 2009. This decrease reflects a decline in newsprint consumed due to a reduction in circulation footprint and lower volume of printed pages. During 2010, the Company’s publishing operations used approximately 69,300 metric tons of newsprint at an average cost per metric ton of $568 compared to 74,800, metric tons at an average cost per metric ton of $624 in 2009. During 2010 and 2009, the average purchase price per metric ton of newsprint was $596 and $575, respectively. Depreciation expense decreased $5,956, or 15.3 percent for 2010 compared to the same period in 2009. This decrease is primarily due to lower depreciable assets in service due to assets reaching their full depreciable life, disposals and impairments. Amortization expense decreased $1,260 or 19.4 percent. This decrease is due to the subscriber lists at The Dallas Morning News being fully amortized at December 31, 2009.

In 2009, the Company’s operating costs and expenses decreased $62,612, or 9.0 percent, as compared to the prior year period. This decrease was due to reductions in all operating expense categories, except asset impairment expense. Salaries, wages and employee benefits in 2009 decreased $69,685, or 24.5 percent, when compared to the same period in 2008, due to restructuring and cost reduction initiatives undertaken during 2008 and 2009 that included headcount reductions, benefit

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 21

reductions and salary reductions. Other production, distribution and operation costs decreased $39,096, or 15.7 percent, for 2009, when compared to the same period in 2008. This decrease is related to decreases in distribution expense, outside services and outside solicitation expense from continuing cost controls and reduction of each newspaper’s circulation footprint. Newsprint, ink and other supplies decreased $33,621, or 35.5 percent, for 2009, when compared to the same period in 2008. This decrease is related to a reduction in newsprint consumed, due to a decline in circulation footprint and lower volume of printed pages, and a reduction in newsprint prices. During 2009, the Company’s publishing operations used approximately 74,800 metric tons of newsprint at an average cost price per metric ton of $624 compared to 112,000 metric tons at an average cost per metric ton of $653 in 2008. During 2009 and 2008, the average purchase price per metric ton of newsprint was $575 and $702, respectively. During 2009, the Company recorded a goodwill impairment charge at The Providence Journal of $80,940, an asset impairment charge at The Dallas Morning News of $20,000 related to impairment of the South Plant and additional impairments of $5,449 related to software and computer hardware no longer being used. Impairment charges of $14,145 were recorded in 2008 to write off goodwill attributable to The Press-Enterprise (See the Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies and Note 3 — Goodwill and Intangible Assets, for additional information related to the goodwill impairments and additional information related to the impairment of the South Plant). Depreciation expense decreased $7,919, or 16.9 percent, in 2009 compared to the same period in 2008. This decrease is primarily due to lower depreciable assets in service due to disposals and impairments.

Interest expense decreased $574, or 41.5 percent, for 2010 compared to 2009 and decreased $2,646, or 65.7 percent, from 2009 compared to 2008. The decrease in 2010 is a result of no borrowings being outstanding under the Company’s Credit Agreement during 2010, and the decrease in 2009 is related to reduced borrowings outstanding under the Company’s Credit Agreement. As of February 8, 2008, in connection with the Distribution, Belo Corp. contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by A. H. Belo and its subsidiaries or assigned indebtedness to the Company. This effectively settled A. H. Belo’s notes payable balances owed to Belo. As a result, no interest expense for these notes was accrued after February 8, 2008.

Other income (expense), net, increased $7,744 in 2010 when compared to 2009. This increase reflects an increase in non-operating gain on the sale of fixed assets of $6,402, including a gain recorded in June 2010 of approximately $5,373 related to the sale of a parking garage in Providence, Rhode Island. This increase also reflects income of $514 from investments accounted for using the equity method of accounting and dividend income of $486. This increase is partially offset by the effect of The Dallas Morning News’ receipt of a sales tax refund during 2009 of $956, and amounts payable to Belo Corp. of $1,183 associated with Belo’s share of the refund agreement under the Tax Matters Agreement, which allows the Company to carry back 2009 tax losses against Belo’s taxable income from prior years.

Other income (expense), net, increased $1,285, or 211.7 percent, in 2009 when compared to 2008. This is primarily due to the decision made by the Company to write off investments and/or loans previously made in startup companies. The Company had invested or loaned approximately $2,334 for non-controlling ownership interests in these startup companies. As part of the Company’s periodic review of its investments, the Company made the decision that these previously invested amounts were permanently impaired and no longer had value. This decision that the investments or loans were impaired was made due to the ongoing lack of success of the companies. These write-offs were partially offset by a sales tax refund and the gain on the sale of a subsidiary.

Income tax benefit decreased $4,900 in 2010 when compared to 2009 and decreased $3,382 in 2009 when compared to 2008. This decrease in tax benefit was primarily attributable to lower taxable loss and adjustments made for the valuation allowance. The effective tax rates for 2010, 2009 and 2008 were 5.7 percent, 10.4 percent and 24.3 percent, respectively.

As of December 31, 2010, the Company has federal and state taxable net operating losses of $1,234. These net operating losses can be carried forward to offset future taxable income. These losses will begin to expire in the years 2029 if not utilized.

Pursuant to the Tax Matters Agreement between Belo and the Company, Belo agreed to carry back certain taxable net operating losses of the Company against previous years’ taxable income, resulting in net refunds to the Company. In 2010, the carry back resulted in a $4,732 refund to the Company, of which $1,183 was retained by Belo and recorded as Other expense. In 2009, the taxable net operating loss carry back resulted in an $11,978 tax refund. As discussed in Note 6 — Pension and Other Retirement Plans to the Consolidated Financial Statements, this refund was held by Belo on the Company’s behalf and applied towards the Company’s obligations to reimburse Belo for a portion of its contributions to the GBD Pension Plan. The realization of the net operating loss carry backs resulted in reductions to the respective year’s valuation allowance.

Applicable accounting guidance related to income taxes places a threshold for recognition of deferred tax assets based on whether it is more likely than not that these assets will be realized. In making this determination, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, tax planning strategies,

PAGE 22  A. H. Belo Corporation 2010 Annual Report on Form 10-K

future taxable income and taxable income in prior carry back years. Based on the criteria established in the accounting guidance, the Company established a valuation allowance in 2009 as it is more likely than not that a portion of the benefits derived from certain deferred tax assets may not be realized.

At December 31, 2010 and 2009, the Company recorded deferred tax assets of $66,333 and $18,451, respectively. These deferred tax assets were partially offset by deferred tax liabilities of $19,793 and $15,269, respectively, and were further reduced by valuation allowances of $43,019 and $3,405, respectively. The establishment of the valuation allowance is primarily due to the Company’s determination that some of the deferred tax assets may not be realized. The Company will continue to evaluate its ability to realize its deferred tax assets in accordance with applicable accounting guidance and will adjust the amount of such allowance if necessary.

Critical Accounting Policies and Estimates

A. H. Belo’s consolidated financial statements are based on the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical accounting policies currently affecting A. H. Belo’s financial position and results of operations. See the Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies, for additional information concerning significant accounting policies.

Revenue Recognition and Reserves for Uncollectible Accounts Receivable.     Newspaper advertising revenue is recorded, net of the discounts recorded for agency commissions, when the advertisements are published in the newspaper. Advertising revenues for Web sites are recorded net of the discount recorded for agency commissions, ratably over the period of time the advertisement is placed on Web sites. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Subscription revenues under buy-sell arrangements with distributors are recorded based on the net amount received from the distributor, whereas subscription revenues under fee-based delivery arrangements with distributors are recorded based on the amount received from the subscriber. Direct mail and commercial printing revenue is recorded when the product is shipped.

The Company estimates and records a reserve for uncollectible accounts receivable based upon recent collection experience and management’s knowledge of customers’ ability to pay amounts due. Expense for such uncollectible amounts is included in other production, distribution and operating costs.

Goodwill.     The Company tests for impairment of goodwill by estimating the fair value of each reporting unit compared to its carrying value. Reporting units of the Company are based on its internal reporting structure and represent a reporting level below an operating segment. The Company uses a discounted cash flow model to calculate the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions. The Company performs the goodwill impairment test as of December 31 each fiscal year or when changes in circumstances indicate an impairment event may have occurred. There is no tax effect related to impairment charges, and these non-cash charges do not affect the Company’s liquidity, cash flows from operating activities, debt covenants, or have any effect on future operations. As of December 31, 2010, the Company has recorded goodwill at The Dallas Morning News reporting unit, for which the fair value substantially exceeds its carrying value. See Consolidated Financial Statements, Note 3 — Goodwill and Intangible Assets, for a discussion of the impairment charges recorded.

Long-lived Assets.     The Company evaluates the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations and anticipated future capital spending requirements over the remaining life of the primary asset. If an impairment condition exists, the carrying values are reduced to fair values, as warranted. See Consolidated Financial Statements Note 1 — Summary of Significant Accounting Policies for impairment charges recorded on long-lived assets.

Equity Investments.     The Company owns certain equity securities in other companies and accounts for these investments under the equity method or cost method of accounting, as applicable. Each reporting period, the Company evaluates its ability to recover the carrying value of these investments based upon the estimated fair value of the net assets of the investee and its anticipated future operating results. See Consolidated Financial Statements Note 4 — Investments, regarding the Company’s equity investments.

Self-Insured Risks.     The Company self-insures certain risks such as employee medical costs, workers’ compensation, general liability and commercial automotive claims, and purchases stop-loss insurance coverage to limit these risks. Each period, the

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 23

Company estimates its liability based on historical claim patterns, employee demographic data, assets insured, and insurance policy terms.

Pension and Other Retirement Obligations.     Through December 31, 2010, the Company provided retirement benefits for certain current and former employees through the GBD Pension Plan, which is sponsored by Belo. By prior agreement, the Company was required to reimburse Belo for 60.0 percent of contributions assessed by the GBD Pension Plan, through December 31, 2010.

Through December 31, 2010, the Company accounted for its pension obligations under accounting guidance for multiemployer pension plans under which it recognized as net pension cost the required contribution for each period and recognizes as a liability any reimbursement obligation due and unpaid. On October 6, 2010, the Company and Belo entered into a Pension Plan Transfer Agreement (the “Transfer Agreement”), agreeing to split the GBD Pension Plan. Under the Transfer Agreement, the GBD Pension Plan assets and liabilities related to Company employees were transferred into two newly established pension plans, sponsored solely by the Company, effective January 1, 2011 having similar terms. Accordingly, the Company recognized a loss for the unfunded projected benefit obligation related to the current and former employees to be transferred to the New Pension Plans, as the liability was probable and could be estimated. In 2011, the Company will follow accounting guidance for single employer defined benefit plans, which requires companies to record the funded position of the plans. Certain changes in actuarial valuations are required to be recorded to other comprehensive income and recognized to earnings over future periods. Assumptions used in determining the unfunded position, future funding requirements and future pension expense are discussed in the Consolidated Financial Statements, Note 6 — Pension and Other Retirement Plans.

The Company estimated the projected benefit obligations of the New Pension Plans using the Citigroup Pension Yield Curve, which is based upon a portfolio of high quality corporate debt securities with cash flows similar to the cash flows that match the benefit payments to plan participants. Each year’s future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. The resulting pension obligation yielded a composite weighted average discount rate of 5.3 percent for the New Pension Plans.

The Company will assume a 6.5 percent long-term return on assets transferred to the New Pension Plans in determining its net periodic pension expense for 2011. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the New Pension Plans, as well as management’s expectation of future investment performance over the remaining expected term of the plans. In 2011, the Company expects the plans’ assets invested in equity securities to be between 60 to 70 percent and amounts invested in fixed-income securities to be between 30 to 40 percent. See Note 6 — Pension and Other Retirement Plans to the Consolidated Financial Statements.

Contingencies.     A. H. Belo is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation would not have a material adverse effect on A. H. Belo’s consolidated financial position, liquidity, or results of operations. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy.

Share-Based Compensation.     The Company records the compensation expense related to its stock options using the fair value as of the date of grant using the Black-Scholes-Merton method. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of the Company’s stock, and expected dividends. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited. The Company records the compensation expense related to its restricted stock units using the fair value as of the date of grant.

Income Taxes.     In accordance with the applicable accounting guidance relating to income taxes, the Company recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect. The Company also assesses the realizability of these deferred tax assets, and establishes a valuation allowance in accordance with the applicable accounting guidance if the realizability threshold of more likely than not is not met. The factors used to assess the likelihood of realization of the deferred tax assets include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income and taxable income in prior carry back years.

The Company also evaluates any uncertain tax positions and only recognizes the tax benefit from an uncertain position if it is more likely than not that the position will be sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. In accordance with the accounting guidance,

PAGE 24  A. H. Belo Corporation 2010 Annual Report on Form 10-K

the Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.

Recent Accounting Standards

See Note 2 — Recently Issued Accounting Standards to the Consolidated Financial Statements included in this report, regarding the impact of certain recent accounting pronouncements.

Liquidity and Capital Resources

The Company operates with a credit agreement, which serves as a working capital facility subject to a borrowing base and other covenants and restrictions, including maintenance of defined financial ratios, restrictions on capital expenditures and dividends, and limitations on indebtedness, liens, and asset sales. On December 3, 2009, at the recommendation of management, the original commitments under the credit facility were reduced from $50,000 to $25,000. Management concluded that, based on estimated future borrowing needs, the cost of the revolving credit facility, and borrowing base availability, $25,000 is sufficient to meet the Company’s borrowing needs. The borrowing base is calculated using eligible accounts receivable and inventory, as defined in the Credit Agreement. A decrease in the borrowing base could limit the Company’s borrowing capacity. At December 31, 2010 and 2009, the Company had eligible collateral to secure the Credit Agreement of $40,471 and $44,202, respectively, resulting in a borrowing base of $25,000 for both periods. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $19,976 and $18,871 of borrowing capacity available under the Credit Agreement as of December 31, 2010 and December 31, 2009, respectively. There were no borrowings outstanding under the Credit Agreement at any time during 2010 or at December 31, 2009. See the Consolidated Financial Statements Note 7 — Long-term Debt.

The Company believes it has sufficient access to liquidity from several sources, such as operations, existing liquid assets and from unused borrowing capacity under its Credit Agreement, to meet its foreseeable liquidity needs.

The table below reflects the Company’s sources of liquidity as of December 31, 2010:

Sources of Liquidity	December 31, 2010
Cash and cash equivalents	$86,291
Accounts receivable, net	56,793
Unused borrowing capacity	19,976

Total	$163,060

Operating Cash Flows and Liquidity

Net cash provided by operations was $61,222, $30,297 and $28,928 in 2010, 2009 and 2008, respectively. The increase in cash flows from operations in 2010 was a result of cost reduction efforts and the receipt of dividend proceeds of $3,116 from an investment in a joint venture, partially offset by declines in revenues. Cost reductions were primarily realized in salaries and wages, newsprint, technology and bad debt expense. Earnings before pension and asset impairment charges, interest, depreciation, and taxes were $56,527 in 2010 as compared to $32,764 in 2009. The Tax Matters Agreement between Belo and the Company provides for the carry back of the net operating losses, the sharing of refunds and other related post distribution tax matters. Pursuant to this agreement, Belo carried back the Company’s 2008 and 2009 net operating losses to previous tax years. The carry back of the 2009 net operating loss will result in a refund of $4,732, to be received in 2011, of which $1,183 will be retained by Belo. The 2008 net operating loss carry back claim resulted in an $11,978 tax refund. As discussed in Note 6 — Pension and Other Retirement Plans to the Consolidated Financial Statements, this refund was held by Belo on the Company’s behalf and applied towards the Company’s obligations to reimburse Belo for a portion of its contributions to the GBD Pension Plan. The realization of the net operating loss carry backs resulted in reductions to deferred tax assets and correspondingly, the respective years’ valuation allowance.

The Company uses net cash provided by operations to fund capital expenditures, make additional contributions to its pension plans and invest in strategic opportunities. During 2011, the first quarter cash pension contribution will be approximately $8,700, and $3,410 of this amount will come from A. H. Belo funds held on deposit by Belo Corp. for pension contributions. In the second, third and fourth quarters, the Company anticipates required cash contributions of approximately $5,400 each quarter. With these required payments and an additional $30,000 contribution to be made in the first quarter, the Company’s

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 25

cash pension contributions will total approximately $55,000 in 2011. The $30,000 contribution is incremental to funding as required by the Pension Protection Act and is based on expectations of receiving more advantageous returns in the New Pension Plans, as opposed to short-term investment from these liquid assets.

Investing Cash Flows

Net cash flows used for investing activities were ($800), ($5,731) and ($23,068) in 2010, 2009 and 2008, respectively. Cash flows provided by investing activities in 2010 reflect $9,765 of proceeds from the sale of property, plant and equipment. Cash flows used in investing activities are primarily attributable to capital expenditures and investments in joint ventures. The investments are long-term in nature and are not readily convertible into cash.

Total capital expenditures were $10,597, $11,431 and $18,089 in 2010, 2009 and 2008, respectively. These were primarily for the Company’s facilities and equipment and corporate-driven technology initiatives. The Company expects to finance future capital expenditures, which include approximately $13,000 to $15,000 in 2011, using cash generated from operations.

Financing Cash Flows

Net cash flows provided by financing activities in 2010 of $1,366 are related to proceeds received from the exercise of stock options. Net cash flows used in financing activities were $9,997 and $2,800 in 2009 and 2008, respectively. The cash used in 2009 reduced the amount outstanding under the Company’s Credit Agreement. The cash flows in 2008 are primarily attributable to dividends and distributions paid to Belo Corp., offset by borrowings from Belo Corp. pursuant to notes payable. In conjunction with the Distribution, Belo Corp. contributed to the capital of A. H. Belo and its subsidiaries the net inter-company indebtedness owed by A. H. Belo and its subsidiaries to Belo Corp., or assigned the indebtedness to A. H. Belo.

Contractual Obligations

The table below summarizes the following commitments of the Company as of December 31, 2010. See also Consolidated Financial Statements, Note 9 — Commitments.

Nature of Commitment	Total	2011	2012	2013	2014	2015	Thereafter
Capital expenditures and licenses	$6,213	$3,323	$1,445	$1,445	$–	$–	$–
Non-cancelable operating leases	18,426	4,094	3,531	2,899	2,580	1,721	3,601

Total	$24,639	$7,417	$4,976	$4,344	$2,580	$1,721	$3,601

The Company anticipates required cash pension contributions of approximately $25,000 in 2011, of which $3,410 will come from A. H. Belo funds held on deposit by Belo Corp. for pension contributions. With these required payments and the additional $30,000 contribution, the Company’s cash pension contributions will total approximately $55,000 in 2011.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

A. H. Belo has exposure to changes in the price of newsprint. The Company does not engage in the purchase of derivative contracts to hedge against price fluctuations that may occur. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of this risk.

The Credit Agreement entered into by A. H. Belo bears interest at a floating market rate plus a premium specific to the Company’s credit risk. As of December 31, 2010, the Company does not have any borrowings outstanding against the Credit Agreement. See the Consolidated Financial Statements Note 7 — Long-term Debt, for information regarding A. H. Belo’s debt.

The Company will be exposed to market risk associated with the performance of the assets contributed to the New Pension Plans. These assets will be invested in equity and debt securities and volatility in the market value of these investments can have a direct and material impact to the level of funding the Company is required to meet.

PAGE 26  A. H. Belo Corporation 2010 Annual Report on Form 10-K

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements, together with the Reports of Independent Registered Public Accounting Firms, are included elsewhere in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In March 2009, the Audit Committee of the Board of Directors of the Company approved the engagement of KPMG LLP as the Company’s independent registered public accounting firm. In connection with the selection of KPMG, the Audit Committee released Ernst & Young LLP as the Company’s independent registered public accounting firm effective as of March 31, 2009. The report of Ernst & Young LLP on the Company’s consolidated financial statements as of and for the year ended December 31, 2008 did not contain an adverse opinion or a disclaimer of an opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

A. H. Belo carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and the Senior Vice President/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The material weakness that was previously disclosed as of December 31, 2009 was remediated as of December 31, 2010. See “Item 9A (T). Controls and Procedures” and “Item 9A (T). Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and “Item 4 T. Controls and Procedures” contained in the Company’s quarterly reports on Form 10-Q during 2010, for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2009 and remediation of that material weakness. As disclosed in the quarterly reports on Form 10-Q for the first three quarters of 2010, in response to the identified material weakness, management has identified several enhancements to the Company’s internal control over financial reporting to remediate the material weakness described above. These ongoing efforts include the following:

•	Preparation of more robust documentation of the Company’s analyses and conclusions concerning the Company’s critical accounting policies
•	Preparation of more detailed analyses of conclusions reached in (a) the selection of new accounting policies and (b) accounting for significant non-routine transactions
•	Enhancement of management review controls over conclusions reached with regard to documentation of critical accounting policies, selection of new policies and accounting for significant non-routine transactions

Implementation of the actions described above and resulting improvements in controls have strengthened internal control over financial reporting and have, in particular, addressed the related material weakness that was identified as of December 31, 2009. As part of the 2010 assessment of internal control over financial reporting, management tested and evaluated these additional controls to assess whether they are operating effectively and as of December 31, 2010, such controls were successfully tested and the material weakness was deemed remediated.

Based on that evaluation, the Chairman, President and Chief Executive Officer and the Senior Vice President/Chief Financial Officer concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 27

process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. The related Report of Our Independent Registered Public Accounting Firm, KPMG LLP, on Internal Control Over Financial Reporting can be found on page 35 of this Form 10-K, each of which is incorporated by reference herein.

(c)	Changes in Internal Control Over Financial Reporting

As reported in the Company’s Annual Report on Form 10-K for December 31, 2009, the Company determined there were control deficiencies that constituted a material weakness related to the accounting for the Company’s participation in the GBD Pension Plan. As discussed previously, to remediate the identified material weakness, several enhancements to the Company’s internal control over financial reporting have been implemented, as follows:

•	Preparation of more robust documentation of the Company’s analyses and conclusions concerning the Company’s critical accounting policies
•	Preparation of more detailed analyses of conclusions reached in (a) the selection of new accounting policies and (b) accounting for significant non-routine transactions
•	Enhancement of management review controls over conclusions reached with regard to documentation of critical accounting policies, selection of new policies and accounting for significant non-routine transactions

As part of the Company’s 2010 assessment of internal control over financial reporting, management has tested and concluded that these additional controls are operating effectively and the material weakness is remediated as of December 31, 2010.

Item 9B.	Other Information

On March 3, 2011, the Company completed the purchase of Mr. John C. McKeon’s personal residence in California pursuant to retention and relocation arrangements with Mr. McKeon. The purchase price was $3,096. Mr. McKeon is President and General Manager of The Dallas Morning News, Inc., a subsidiary of the Company, and a member of the Company’s Management Committee.

On March 9, 2011, the Board of Directors of the Company approved an agreement with Belo and the Pension Benefit Guaranty Corporation (the “PBGC”). Under the agreement, which was executed and delivered on March 10, 2011, the Company agreed to make additional contributions to the New Pension Plans and the PBGC agreed to forbear from initiating certain proceedings relating to the February 2008 spin-off of the Company from Belo and the pension plan split that was effective January 1, 2011. The agreed-upon additional contributions are $20,000 on or before March 31, 2011, $5,000 on or before December 31, 2012, and $5,000 on or before December 31, 2013. The Company intends to contribute $30,000 to the New Pension Plans on or before March 31, 2011, which contribution will satisfy in full the Company’s agreed-upon contributions under the agreement with the PBGC.

On March 10, 2011, the Company amended its Credit Agreement, excluding certain pension plan contributions from the calculation of the fixed charge coverage ratio.

PAGE 28  A. H. Belo Corporation 2010 Annual Report on Form 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth under the headings “A. H. Belo Corporation Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance — Audit Committee,” “Corporate Governance — Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 18, 2011 is incorporated herein by reference.

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

Shareholders can also obtain, without charge, printed copies of any of the materials referred to above by contacting the Company at the following address:

A. H. Belo Corporation
P. O. Box 224866
Dallas, Texas 75222-4866
Attn: Corporate Secretary
Telephone: (214) 977-8200

Item 11.	Executive Compensation

The information set forth under the headings “Executive Compensation–Compensation Discussion and Analysis,–Compensation Committee Interlocks and Insider Participation,–Compensation Committee Report,–Summary Compensation Table,–Grants of Plan-Based Awards in 2010,–Outstanding A. H. Belo Equity Awards at Fiscal Year-End 2010,–Option Exercises and Stock Vested in 2010,–Post-Employment Benefits,–Pension Benefits at December 31, 2010,–Non-Qualified Deferred Compensation for 2010,–Termination of Employment and Change in Control Arrangements,–Potential Payments on Termination of Employment or Change in Control at December 31, 2010”, “Director Compensation” and “Corporate Governance–Compensation Committee” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 18, 2011 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “A. H. Belo Corporation Stock Ownership” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 18, 2011 is incorporated herein by reference.

Information regarding the number of shares of common stock available under the Company’s equity compensation plans is included in the Consolidated Financial Statements Note 5–Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Director Compensation–Certain Relationships” and “Corporate Governance–Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 18, 2011 is incorporated herein by reference.

In connection with the Distribution, A. H. Belo entered into various agreements with Belo Corp. These agreements provide that A. H. Belo and Belo will furnish certain specified services to each other. Several of the services are no longer being provided. If the agreement is terminated for any reason, A. H. Belo would need to obtain the continuing services from

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 29

another provider or decide to perform these services itself. Payments made or other consideration provided in connection with all continuing transactions between the Company and Belo are conducted on an arm’s-length basis.

In connection with the Distribution and an assessment of their respective downtown Dallas real estate needs, A. H. Belo and Belo Corp. agreed to co-own, through the creation of Belo Investment LLC, The Belo Building, related parking sites, and specified other downtown Dallas real estate. A. H. Belo and Belo each own 50 percent of Belo Investment and lease 50 percent of the available rental space in The Belo Building and related parking sites under long-term leases that are terminable under various conditions. A third party real estate services firm, engaged by Belo Investment, manages The Belo Building and other real estate owned.

On October 6, 2010, the Company and Belo executed the Pension Plan Transfer Agreement under which Belo and the Company agreed to split the assets and obligations of the GBD Pension Plan. Under this agreement, projected benefit obligations and assets allocable to the approximately 5,100 current and former employees of the Company and its newspaper businesses were transferred to two newly established A. H. Belo pension plans effective January 1, 2011, based on preliminary estimates. The Company and Belo expect to complete a final reconciliation of assets and liabilities transferred in the second quarter of 2011 (See Consolidated Financial Statements, Note 6–Pension and Other Retirement Plans).

Item 14.	Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 18, 2011, is incorporated herein by reference.

PAGE 30  A. H. Belo Corporation 2010 Annual Report on Form 10-K

PART IV

Item 15.	Exhibits and Consolidated Financial Statements

(a)(1)	The consolidated financial statements listed in the Index to Consolidated Financial Statements included in the table of contents are filed as part of this report.

(2)	All financial statement schedules have been omitted because they are not applicable, are not required, or the required information in shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit Number		Description

2.1	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741) (the “February 12, 2008 Form 8-K”))
3.1	*	Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.1 to Amendment No. 3 to the Company’s Form 10 dated January 18, 2008 (Securities and Exchange Commission File No. 001-33741) (the “Third Amendment to Form 10”))
3.2	*	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated January 11, 2008 (Exhibit 3.2 to Post-Effective Amendment No. 1 to Form 10 dated January 31, 2008 (Securities and Exchange Commission File No. 001-33741))
3.3	*	Amended and Restated Bylaws of the Company, effective January 11, 2008 (Exhibit 3.3 to the Third Amendment to Form 10)
4.1	*	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.3 above
4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)
4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)
4.4	*	Rights Agreement dated as of January 11, 2008 between the Company and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)
10.1		Financing agreements:
(1) * Credit Agreement dated as of February 4, 2008 among the Company, as Borrower, JPMorgan Chase, N.A., as Administrative Agent, JPMorgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book runners, Bank of America, N.A., as Syndication Agent, SunTrust Bank and Capitol One Bank, N.A. as Co-Documentation Agents (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-33741))
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

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 31

Exhibit Number	Description

	(6)	*	Second Amendment to the Amended and Restated Credit Agreement dated as of December 3, 2009, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2009 (Securities and Exchange Commission File No. 001-33741))
	(7)	*	Third Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2010 (Exhibit 10.1(7) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010 (Securities and Exchange Commission File No. 001-33741))
	(8)		Fourth Amendment to the Amended and Restated Credit Agreement dated March 10, 2011
10.2	Compensatory plans and Arrangements:
	~(1)	*	A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8-K)
		*	(a) First Amendment to the A. H. Belo Savings Plan dated September 23, 2008 (Exhibit 10.2(1)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 (Securities and Exchange Commission File No. 001-33741))
		*	(b) Second Amendment to the A. H. Belo Savings Plan effective March 27, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “April 2, 2009 Form 8-K”))
		*	(c) Third Amendment to the A. H. Belo Savings Plan effective March 31, 2009 (Exhibit 10.2 to the April 2, 2009 Form 8-K)
		*	(d) Fourth Amendment to the A. H. Belo Savings Plan dated September 10, 2009, (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No. 001-33741))
	~(2)	*	A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)
		*	(a) First Amendment to A. H. Belo 2008 Incentive Compensation Plan effective July 23, 2008 (Exhibit 10.2(2)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008 (Securities and Exchange Commission File No. 001-33741))
		*	(b) Form of A. H. Belo 2008 Incentive Compensation Plan Non-Employee Director Evidence of Grant (for Non-Employee Director Awards) (Exhibit 10.2.2(b) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2010 (Securities and Exchange Commission File No. 001-33741) (the “1st Quarter 2010 Form 10-Q”))
		*	(c) Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2.2(c) to the 1st Quarter 2010 Form 10-Q)
	~(3)	*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8-K)
		*	(a) First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 From 8-K)
	~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)
		*	(a) Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)
	~(5)		John C. McKeon Retention and Relocation Agreement effective September 22, 2010
10.3	Agreements relating to the Distribution of A. H. Belo:
	(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)
		*	(a) First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission file No. 00-00371))
	(2)	*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)
		*	(a) Amendment to Employee Matters Agreement as set forth in the Pension Plan Transfer Agreement dated as of October 6, 2010 (Exhibit 10.1 to the October 8, 2010 Form 8-K)
	(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)
	(4)	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (See Exhibit 2.1 to the February 12, 2008 Form 8-K)
	(5)	*	Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-33741) (the “October 8, 2010 Form 8-K”))
	(6)		Agreement among the Company, Belo Corp. and the Pension Benefit Guaranty Corporation, effective March 9, 2011

PAGE 32  A. H. Belo Corporation 2010 Annual Report on Form 10-K

Exhibit Number		Description

12		Statements re: Computation of Ratios
16 .	*	Letter from Ernst and Young LLP, dated April 7, 2009, to the Securities and Exchange Commission related to A. H. Belo’s change in independent accounting firm (Exhibit 16.1 to the April 7, 2009 Form 8-K)
21		Subsidiaries of the Company
23.1		Consent of KPMG LLP
23.2		Consent of Ernst & Young LLP
24		Power of Attorney (set forth on the signature page(s) hereof)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/ Robert W. Decherd
Robert W. Decherd
Chairman of the Board, President and Chief
Executive Officer

Dated: March 11, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd Robert W. Decherd	Chairman of the Board, President and Chief Executive Officer	March 11, 2011

/s/ Louis E. Caldera Louis E. Caldera	Director	March 11, 2011

/s/ Dealey D. Herndon Dealey D. Herndon	Director	March 11, 2011

/s/ Laurence E. Hirsch Laurence E. Hirsch	Director	March 11, 2011

/s/ Ronald D. McCray Ronald D. McCray	Director	March 11, 2011

/s/ Tyree B. Miller Tyree B. Miller	Director	March 11, 2011

/s/ John P. Puerner John P. Puerner	Director	March 11, 2011

/s/ Alison K. Engel Alison K. Engel	Senior Vice President/ Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2011

/s/ Michael N. Lavey Michael N. Lavey	Vice President/ Controller (Principal Accounting Officer)	March 11, 2011

PAGE 34  A. H. Belo Corporation 2010 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
A. H. Belo Corporation:

We have audited A. H. Belo Corporation’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A. H. Belo Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, A. H. Belo Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of A. H. Belo Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010, and our report dated March 11, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Dallas, Texas
March 11, 2011

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
A. H. Belo Corporation:

We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A. H. Belo Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), A. H. Belo Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Dallas, Texas
March 11, 2011

PAGE 36  A. H. Belo Corporation 2010 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
A. H. Belo Corporation

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of A. H. Belo Corporation and subsidiaries (the “Company”) for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of A. H. Belo Corporation and subsidiaries and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Dallas, Texas
March 16, 2009,

Except for the restatement of the consolidated statements of operations, shareholders’ equity, and cash flows as discussed in Note 1 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2009 Annual Report on Form 10-K filed on April 15, 2010, as to which the date is April 15, 2010.

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 37

A. H. Belo Corporation and Subsidiaries
Consolidated Statements of Operations

	Years ended December 31,

In thousands, except per share amounts	2010	2009	2008

Net Operating Revenues
Advertising	$310,309	$352,368	$484,437
Circulation	141,091	136,549	123,381
Printing and distribution	35,908	29,431	29,496

Total net operating revenues	487,308	518,348	637,314
Operating Costs and Expenses
Salaries, wages and employee benefits	212,998	214,600	284,285
Other production, distribution and operating costs	183,017	209,327	248,423
Newsprint, ink and other supplies	55,472	60,987	94,608
Depreciation	32,902	38,857	46,776
Amortization	5,238	6,499	6,499
Asset impairments	3,404	106,389	18,680
Pension plan withdrawal	132,346	–	–

Total operating costs and expenses	625,377	636,659	699,271

Loss from operations	(138,069)	(118,311)	(61,957)
Other Income (Expense), Net
Interest expense	(808)	(1,382)	(4,028)
Other (expense) income, net	7,067	(677)	608

Total other income, (expense), net	6,259	(2,059)	(3,420)
Loss before income taxes	(131,810)	(120,370)	(65,377)
Income tax benefit	(7,575)	(12,475)	(15,857)

Net loss	$(124,235)	$(107,895)	$(49,520)

Net loss per share:
Basic and diluted	$(5.92)	$(5.25)	$(2.42)
Weighted average shares outstanding:
Basic and diluted	20,992	20,548	20,478

See accompanying Notes to Consolidated Financial Statements.

PAGE 38  A. H. Belo Corporation 2010 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
 Consolidated Balance Sheets

Assets	December 31,

In thousands, except share and share amounts	2010	2009

Current assets:
Cash and cash equivalents	$86,291	$24,503
Accounts receivable (net of allowance of $3,853 and $6,505 at December 31, 2010 and December 31, 2009, respectively)	56,793	62,977
Funds held by Belo Corp. for future pension payments	3,410	11,978
Inventories	12,646	10,460
Deferred income taxes	1,394	–
Assets held for sale	5,268	5,268
Prepaids and other current assets	7,157	6,758

Total current assets	172,959	121,944
Property, plant and equipment at cost:
Land	26,789	27,844
Buildings and improvements	207,486	211,793
Publishing equipment	281,254	348,089
Other	139,580	146,174
Advance payments on property, plant and equipment	5,520	12,996

Total property, plant and equipment	660,629	746,896
Less accumulated depreciation	483,953	543,567

Property, plant and equipment, net	176,676	203,329
Intangible assets, net	22,189	27,427
Goodwill	24,582	24,582
Investments	16,661	21,314
Deferred income taxes, net	2,127	–
Other assets	4,855	5,831

Total assets	$420,049	$404,427

See accompanying Notes to Consolidated Financial Statements.

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 39

A. H. Belo Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

Liabilities and Shareholders’ Equity	December 31,

In thousands, except share and share amounts	2010	2009

Current liabilities:
Accounts payable	$29,159	$19,191
Accrued compensation and benefits	17,139	11,692
Pension liabilities	54,833	–
Other accrued expenses	10,309	18,096
Advance subscription payments	23,057	26,713

Total current liabilities	134,497	75,692

Long-term pension liabilities	77,513	–
Other post-employment benefits	3,492	3,876
Deferred income taxes, net	–	223
Other liabilities	4,674	3,039

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	–	–
Common stock, $.01 par value. Authorized 125,000,000 shares
Series A: issued 18,896,876 and 18,248,970 shares at December 31, 2010 and December 31, 2009, respectively	188	182
Series B: issued 2,392,074 and 2,507,590 shares at December 31, 2010 and December 31, 2009, respectively	24	25
Additional paid-in capital	491,542	488,241
Accumulated other comprehensive loss	2,569	3,364
Accumulated deficit	(294,450)	(170,215)

Total shareholders’ equity	199,873	321,597

Total liabilities and shareholders’ equity	$420,049	$404,427

See accompanying Notes to Consolidated Financial Statements.

PAGE 40  A. H. Belo Corporation 2010 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
 Consolidated Statements of Shareholders’ Equity

In thousands, except share amounts

					Accumulated
	COMMON STOCK			Additional	Other
	Shares	Shares		Paid-in	Comprehensive	Accumulated	Belo Corp.
	Series A	Series B	Amount	Capital	Income/(Loss)	Deficit	Equity	Total

Balance at December 31, 2007	–	–	$–	$–	$–	$–	$86,940	$86,940
Net loss	–	–	–	–	–	(49,520)	–	(49,520)
Other Comprehensive Loss:
Other post-employment benefits, net of tax	–	–	–	–	(458)	–	–	(458)

Total Comprehensive Loss	–	–	–	–	–	–	–	(49,978)
Contribution by Belo Corp.	–	–	–	484,007	–	–	(86,940)	397,067
Issuance of stock in the Distribution	17,603,499	2,848,496	204	(204)	–	–	–	–
Issuance of shares for restricted stock units	26,970	–	–	–	–	–	–	–
Conversion of Series B to Series A	144,080	(144,080)	–	–	–	–	–	–
Share-based compensation	–	–	–	3,302	–	–	–	3,302
Dividends	–	–	–	–	–	(12,800)	–	(12,800)

Balance at December 31, 2008	17,774,549	2,704,416	204	487,105	(458)	(62,320)	–	424,531
Net loss	–	–	–	–	–	(107,895)	–	(107,895)
Other Comprehensive Loss:
Other post-employment benefits, net of tax	–	–	–	–	3,822	–	–	3,822

Total Comprehensive Loss	–	–	–	–	–	–	–	(104,073)
Contribution to Belo Corp.	–	–	–	(1,453)	–	–	–	(1,453)
Issuance of shares for restricted stock units	65,595	–	1	(1)	–	–	–	–
Issuance of shares for stock option exercises	148,000	64,000	2	616	–	–	–	618
Conversion of Series B to Series A	260,826	(260,826)	–	–	–	–	–	–
Share-based compensation	–	–	–	1,974	–	–	–	1,974

Balance at December 31, 2009	18,248,970	2,507,590	207	488,241	3,364	(170,215)	–	321,597
Net loss	–	–	–	–	–	(124,235)	–	(124,235)
Other Comprehensive Loss:
Other post-employment benefits, net of tax	–	–	–	–	(795)	–	–	(795)

Total Comprehensive Loss	–	–	–	–	–	–	–	196,567
Issuance of shares for restricted stock units	79,137	–	1	(1)	–	–	–	–
Issuance of shares from stock option exercises	360,963	92,290	4	1,362	–	–	–	1,366
Conversion of Series B to Series A	207,806	(207,806)	–	–	–	–	–	–
Share-based compensation	–	–	–	1,940	–	–	–	1,940

Balance at December 31, 2010	18,896,876	2,392,074	$212	$491,542	$2,569	$(294,450)	$–	$199,873

See accompanying Notes to Consolidated Financial Statements.

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 41

A. H. Belo Corporation and Subsidiaries
 Consolidated Statements of Cash Flows

In thousands	Years Ended December 31,

	2010	2009	2008

Operations
Net loss	$(124,235)	$(107,895)	$(49,520)
Adjustments to reconcile net loss to net cash provided by operations:
Pension plan withdrawal	132,346	–	–
Depreciation and amortization	38,140	45,356	53,275
Provision for uncertain tax positions	351	–	–
Gain on asset disposal	(6,402)	(284)	(936)
Asset impairments	3,404	106,389	18,680
Deferred income taxes	(8,392)	(1,079)	(16,280)
Employee retirement benefit	(626)	–	(674)
Share-based compensation	1,940	2,350	1,832
Equity company dividends in excess of earnings	2,205	–	–
Other non-cash items	–	2,931	3,975
Changes in operating assets and liabilities, excluding the effects of the Distribution:
Accounts receivable	9,733	13,233	13,230
Funds held by Belo for future pension contributions	8,568	(11,978)	–
Inventories	(2,186)	12,181	(11,234)
Prepaids and other current assets	(399)	(2,682)	1,879
Other, net	976	1,177	4,003
Accounts payable	9,968	(13,759)	6,746
Accrued compensation, benefits and other	7,582	(15,451)	(990)
Accrued interest on notes payable	–	(11)	11
Other accrued expenses	(7,788)	(559)	4,034
Advance subscription payments	(3,656)	378	897
Other post employment benefits	(307)	–	–

Net cash provided by operations	61,222	30,297	28,928

Investments
Capital expenditures	(10,597)	(11,431)	(18,089)
Proceeds from sale of fixed assets	9,765	479	1,567
Other, net	32	5,221	(6,546)

Net cash used for investments	(800)	(5,731)	(23,068)

Financing
Dividends and distributions	–	–	(12,800)
Proceeds from exercise of stock options	1,366	3	–
Proceeds (payments) on credit facility	–	(10,000)	10,000

Net cash provided by (used for) financing activities	1,366	(9,997)	(2,800)

Net increase in cash and temporary cash investments	61,788	14,569	3,060
Cash and cash equivalents at beginning of period	24,503	9,934	6,874

Cash and cash equivalents at end of period	$86,291	$24,503	$9,934

Supplemental Disclosures

Interest paid, net of amounts capitalized	$320	$232	$110

Income taxes paid, net of refunds	$2,301	$2,930	$1,380

See accompanying Notes to Consolidated Financial Statements.

PAGE 42  A. H. Belo Corporation 2010 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Description of Business.     A. H. Belo Corporation (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four daily newspapers and several associated Web sites. A. H. Belo publishes The Dallas Morning News (www. dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www. projo.com), the oldest continuously-published daily newspaper in the U.S. and winner of four Pulitzer Prizes; The Press-Enterprise (www.pe.com) (Riverside, CA), serving Southern California’s Inland Empire region and winner of one Pulitzer Prize; and The Denton Record-Chronicle (www.dentonrc.com). The Company publishes various specialty publications targeting niche audiences, and its partnerships and/or investments include the Yahoo! Newspaper Consortium and Classified Ventures, LLC, owner of cars.com. A. H. Belo also owns and operates commercial printing, distribution and direct mail service businesses.

A. H. Belo Corporation was incorporated under Delaware law on October 1, 2007, as a wholly-owned subsidiary of Belo Corp. (“Belo”), to serve as a holding company in connection with Belo’s spin-off of its newspaper business and related assets and liabilities. The Company spun off from Belo effective February 8, 2008 through a pro-rata stock dividend to Belo shareholders (the “Distribution”). As a result, A. H. Belo became a separate public company on that date. Following the Distribution, Belo does not have any ownership interest in A. H. Belo, but continues to conduct limited business with A. H. Belo pursuant to various agreements. A. H. Belo and Belo also co-own certain downtown Dallas real estate and several investments associated with their respective businesses.

Basis of Presentation.     The consolidated financial statements include the accounts of A. H. Belo and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions. The Company follows the guidance under Accounting Standards Codification (ASC) 810 – Consolidation, to determine whether subsidiaries, joint ventures, partnerships and other arrangements should be consolidated. Transactions between the entities comprising the Company have been eliminated in the consolidated financial statements. All amounts, except share and per share amounts, are presented in thousands unless the context otherwise requires.

Prior to the Distribution from Belo, operating expenses reflect direct expenses of the business together with allocations of certain Belo corporate expenses. The allocations from Belo include certain costs associated with Belo’s corporate facilities, information systems, legal, internal audit, finance (including public company accounting and reporting), employee compensation and benefits administration, risk management, treasury administration and tax functions and were based on actual costs incurred by Belo. Costs allocated to the Company totaled $6,428 for 2008. Allocations of corporate facility costs were based on the actual space utilized. Information technology costs and employee compensation and benefits administration were allocated based on headcount. Other costs were allocated based on size relative to the Belo subsidiaries. The Company believes that these cost allocations are reasonable for the services provided. Certain Belo and A. H. Belo operating units continue to share content at no cost.

Cash and Cash Equivalents.     The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Accounts Receivable.     Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical write-off experience and the Company’s knowledge of the customers’ ability to pay amounts due. The Company’s policy is to write off accounts after all collection efforts have failed; generally, amounts past due by more than one year have been written off. Expense for such uncollectible amounts is included in other production, distribution and operating costs. Bad debt expense for 2010, 2009 and 2008 was $2,311, $8,333 and $7,707, respectively. Write-offs, net of recoveries and other adjustments, for 2010, 2009 and 2008 were $4,963, $7,160 and $6,968, respectively.

Risk Concentration.     Financial instruments subject to potential concentration of credit risk include cash equivalents and accounts receivable. The Company invests available cash balances in an overnight deposit fund holding commercial paper of a single issuer. The issuer’s commercial paper is graded A1 by Moody’s and overnight holdings in the fund were $72,218 as of December 31, 2010.

A significant portion of the Company’s customer base is concentrated within the local geographical area of each newspaper. The Company generally extends credit to customers, and the ultimate collection of accounts receivable could be affected by the local economy. Management performs continuous credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. The Company maintains an allowance for losses based upon the

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 43

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

collectability of accounts receivable. Management does not believe that there is any significant credit risk that could have a material adverse effect on the Company’s consolidated financial condition, liquidity or results of operations.

Inventories.     Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are stated at the lower of average cost or market value (first-in, first-out method). Damaged newsprint is generally returned to the manufacturer or supplier within 30 days for a full credit. The Company reviews its inventories for obsolescence and has determined that no reserves are required.

Property, Plant and Equipment.     The Company records property, plant and equipment at cost or its fair value if acquired through a business acquisition or non-monetary exchange. Depreciation is recorded based on estimates of the useful life of the equipment established at the date of acquisition. The Company reviews depreciable assets to ensure the remaining useful life of the asset supports the existing depreciation policies and records adjustments to depreciation expense on a prospective basis, as needed. Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated
Useful Lives

Buildings and improvements	5-30 years
Newspaper publishing equipment	3-20 years
Other	3-10 years

Assets Held for Sale.     Assets held for sale consist of land, buildings and improvements related to a 133,390 square foot warehouse-assembly facility located on 49.85 acres in Dallas near Interstate 20 and Interstate 45 (the “South Plant”). During the third quarter of 2009, in an additional step to reduce its cost structure, The Dallas Morning News elected to consolidate its production facilities and relocated production equipment from the South Plant to its plant in Plano where the newspapers are printed (the “North Plant”). The South Plant was completed in 2007 and was utilized by The Dallas Morning News for the collating and assembly of the preprint packages included in the Sunday paper. The Company, with the assistance of a third party, estimated the market value of the South Plant based on market information for comparable properties in the Dallas-Fort Worth area. The estimated market value was compared to carrying value and, as a result, during the third quarter of 2009, the Company recorded $20,000 of impairment expense to align the carrying value with estimated market value, less selling costs. The Company began marketing the South Plant for sale during the third quarter of 2009. The property remains for sale and based on the current real estate market and marketing strategy, the Company believes it can recover the carrying value of the South Plant assets within the next 12 months.

Goodwill and Other Intangible Assets.     Goodwill represents costs in excess of fair values assigned to the underlying net assets of the Company’s acquired businesses. Except for amortization that occurred prior to the adoption of accounting guidance required under ASC 350, goodwill is not amortized, but, rather, is tested for impairment annually and whenever events and circumstances indicate that an impairment may have occurred. Subscriber lists are the only significant intangible asset separately identifiable other than goodwill.

Goodwill is tested for impairment by reporting unit each December 31 and when changes in circumstances indicate an impairment event may have occurred. A reporting unit consists of the newspaper operations in each geographic area. The impairment test for goodwill is a two-step process. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to calculate the implied fair value of the goodwill of the individual reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole. To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. See Note 3 — Goodwill and Intangible Assets, for further discussion of the goodwill impairment testing procedures and results.

The Company uses a discounted cash flow model to determine the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows which are based on industry forecasts adjusted for locality factors specific to each reporting unit, weighted average cost of capital, anticipated pricing changes, inflation, forecasted capital expenditures and other known benefits or obligations of the reporting unit that would be assumed by a market participant. The Company also performs sensitivity analyses which compares the cash flow model to market capitalization of guidelines companies and recent acquisition transactions.

PAGE 44  A. H. Belo Corporation 2010 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Long-lived Assets.     The Company evaluates the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations and anticipated future capital spending requirements over the remaining life of the primary asset. If an impairment condition exists, the carrying values are reduced to fair values, as warranted. As of December 31, 2010, the Company’s property, plant and equipment and intangible assets related to subscriber lists had a carrying value of $176,676 and $22,189, respectively. See Note 3 – Goodwill and Intangible Assets, for additional information related to the Company’s subscriber lists. Based on assessments performed during 2010, 2009 and 2008, the Company recorded impairment losses of $956, $5,461 and $4,535, respectively, related to impairments of equipment and software no longer utilized. During the three months ended September 30, 2009, The Dallas Morning News elected to consolidate its production facilities and, as a result, the Company recorded $20,000 of impairment expense to align the carrying value of the South Plant with its estimated market value, less selling costs.

Equity Investments.     The Company owns certain equity securities in other companies in which it does not exercise control. For those investments where the Company is able to exercise significant influence over the investee as defined under ASC 323 – Equity Method and Joint Ventures, the Company accounts for the investment under the equity method of accounting, recognizing its share of the investee’s income/(losses) as a component of earnings. All other investments are recorded under the cost method and the Company recognizes income or loss upon the receipt of dividends or liquidation of the investment. Each reporting period, the Company evaluates its ability to recover the carrying value of both equity and cost method investments based upon the financial strength of the investee. If the Company determines the carrying value is not recoverable, the Company will record an impairment charge for the difference between the fair value of the investment and the carrying value.

Revenue Recognition.     The Company’s principal sources of revenue are the advertising space in published issues of its newspapers and on the Company’s Web sites, the sale of newspapers to distributors and individual subscribers, and amounts charged to customers for direct mail and commercial printing and distribution. Newspaper advertising revenue is recorded, net of the discount for agency commissions, when the advertisements are published in the newspaper. Advertising revenues for Web sites are recorded, net of the discount for agency commissions, ratably over the period of time the advertisement is placed on Web sites. Subscription proceeds are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Subscription revenues under buy-sell arrangements with distributors are recorded based on the net amount received from the distributor, whereas subscription revenues under fee-based delivery arrangements with distributors are recorded based on the amount received from the subscriber. Direct mail and commercial printing and distribution revenues are recorded when the products are distributed or shipped.

Advertising Expense.     The cost of advertising is expensed as incurred. The Company incurred $7,768, $7,473 and $13,948 in advertising and promotion costs during 2010, 2009 and 2008, respectively.

Self-insured Risks.     A. H. Belo self-insures certain risks such as employee medical costs, workers’ compensation, general liability and commercial automotive claims. The Company purchases stop-loss insurance coverage with third-party insurance carriers to limit these risks. Third-party administrators are used to process all claims. Each period, the Company estimates its undiscounted liability based on historical claim patterns, employee demographic data, assets insured, and insurance policy. A. H. Belo’s estimate of the liability associated with the exposure to self-insured liabilities is monitored by management for adequacy based on information currently available. However, actual amounts could vary significantly from such estimates if actual trends, including the severity or frequency of claims and/or medical cost inflation were to change. Prior to the Distribution, the Company was covered under insurance programs established by Belo and was allocated its respective share of the total costs.

Share-based Compensation.     The Company recognizes share-based transactions at fair value in the financial statements. The fair value of option awards is estimated at the date of grant using the Black-Scholes-Merton pricing model and the fair value of restricted stock unit awards (“RSU”) is estimated at the fair value of the common stock on the date of grant. Total compensation cost is amortized to earnings over the requisite service period. Upon vesting, RSUs are redeemed with 60 percent in A. H. Belo Series A common stock and 40 percent in cash. The Company records a liability for the cash awards related to the outstanding RSUs, which is adjusted to its fair value each period, based on the closing price of the Company’s common stock. Prior to the Distribution, the Company’s employees participated in a share-based compensation plan sponsored by Belo. The Company was charged for the stock compensation cost recorded by Belo related to its employees. See Note 5 — Long-term Incentive Plans, for further information related to share-based compensation.

Income Taxes.     The Company uses the asset and liability method of accounting for income taxes. In accordance with applicable accounting guidance, the Company recognizes deferred tax assets and liabilities based on the difference between

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 45

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company also assesses the realizability of these deferred tax assets, and establishes a valuation allowance in accordance with applicable accounting guidance if the realizability threshold of more likely than not is not met. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. See Note 8 – Income Taxes, for further information related to income taxes. For the periods prior to the Distribution, the Company’s results were included in the combined income tax returns of Belo. However, the provision for income taxes for the periods presented has been determined as if the Company had filed separate tax returns.

The Company also evaluates any uncertain tax positions and only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.

Use of Estimates.     The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segments.     The Company’s operating segments are defined as its newspapers within a given geographic area. The Company has determined that all of its operating segments meet the criteria as defined in the applicable accounting guidance to be aggregated into one reporting segment.

Contingencies.     A. H. Belo is involved in certain claims and litigation related to its operations. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. In the opinion of management, liabilities in addition to those recognized in the consolidated balance sheets, if any, arising from these claims and litigation would not have a material adverse effect on A. H. Belo’s consolidated financial position, liquidity, or results of operations. See Note 10 – Contingencies, for further information related to contingencies.

Shareholders’ Equity.     The Company has authorized the issuance of Series A and Series B shares of common stock. Series A common stock has one vote per share and Series B common stock has 10 votes per share. Series B shares are convertible at any time on a share-for-share basis into Series A shares, but not vice versa. The Company grants stock option and restricted stock unit awards to employees and directors of the Company. Upon vesting of restricted stock units, Series A shares are issued. Upon the exercise of stock options, Series A common stock is issued if the holder of the stock options executes a simultaneous exercise and sale. If the holder of the stock option chooses not to sell the shares, they are issued Series B common stock. See Note 5 – Long-term Incentive Plans, for description of the Company’s share based incentive plans.

Accumulated other comprehensive loss contains certain actuarial gains and losses associated with the Company’s defined benefit plans, prior service costs and deferral of the gain resulting from negative plan amendments to The Providence Journal and The Press-Enterprise post-employment benefit plans. The amortization of amounts included in other comprehensive loss is based upon the number of years benefits are offered to plan participants. Accordingly, certain amounts are amortized to earnings over the average life expectancy of the remaining plan participants and other amounts are amortized over the expected number of years to retirement. The weighted average remaining amortization term as of December 31, 2010 is five years. Accumulated other comprehensive loss is recorded net of $0 and $246 of tax benefit as of December 31, 2010 and 2009, respectively.

Fair Value Measurements.     The Company’s financial instruments, including cash, cash equivalents, accounts receivable, interest receivable, accounts payable, and amounts due to customers are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

PAGE 46  A. H. Belo Corporation 2010 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 2: Recently Issued Accounting Standards

“Consolidations” – Accounting Standards Update (“ASU”) 2009-17 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary and is required to consolidate a Variable Interest Entity (“VIE”) with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, ASU 2009-17 requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. ASU 2009-17 will be effective for the Company’s fiscal year beginning January 1, 2011. The Company does not believe adoption of this standard will have a material impact on the Company’s financial condition, results of operations or its liquidity.

“Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” – ASU 2010-06, requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The Financial Accounting Standards Board’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements of existing disclosures. ASU 2010-06 was effective for the Company beginning January 1, 2010, except for certain disclosure requirements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2010-06 will have on the Company’s financial condition, results of operations, or liquidity.

“Intangibles – Goodwill and Other Topics” – ASU 2010-28 provides guidance to companies that record goodwill and requires the company to perform the second step of the goodwill impairment analysis if the carrying value of a reporting unit is zero or has a negative balance. This update becomes effective for fiscal years beginning after December 15, 2010. The Company has reviewed the carrying values of its reporting units and does not anticipate the adoption of ASU 2010-28 will impact the Company’s financial condition, results of operations or liquidity.

Note 3: Goodwill and Intangible Assets

Accounting guidance related to goodwill requires an impairment test using the two-step method be performed at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company measures the fair value of its reporting units annually on December 31, unless changes in circumstances indicate the goodwill might be impaired. Changes in general market conditions may affect the fair value of a reporting unit at the December 31 measurement date, which could lead to an impairment when the Company completes its annual impairment test. However, any such impairment would not impact the Company’s liquidity.

At December 31, 2010, the Company performed its annual goodwill impairment testing related to the reporting unit for The Dallas Morning News, which is the only reporting unit recording goodwill as of December 31, 2010, and determined that the fair value of the reporting unit substantially exceeded its carrying value. As such, no impairment of goodwill was required. During the first quarter of 2009, primarily based upon the continued declining economic environment which resulted in a larger than anticipated decline in advertising demand during the first quarter of 2009 and potentially the remainder of the year, the Company determined that sufficient evidence existed to require it to perform an interim goodwill impairment analysis. During the first quarter of 2009, the Company performed the first step of its interim goodwill impairment test for both The Dallas Morning News and The Providence Journal. The Company uses the discounted cash flows method to determine fair value of its operating units. The use of discounted cash flows is based on assumptions requiring significant judgment regarding revenue growth rates, margins, discount factors and tax rates. The assumptions used in the step one analysis were consistent with the Company’s then current estimates and projections, some of which differ from the assumptions used for the annual impairment testing in December 2008. The change in assumptions was driven by greater than anticipated declines in revenue in the first quarter of 2009, which resulted in lower margins despite significant cost reductions.

The step one analysis results indicated a potential goodwill impairment existed at The Providence Journal, but not at The Dallas Morning News. While the step one analysis for both reporting units reflected significant declines in forecasted advertising revenue based on the results from the first three months of 2009, when the analysis was performed, The Dallas Morning News expected to continue to produce sufficient margins such that the carrying amount of its goodwill was not impaired. In performing the step one analysis for The Dallas Morning News, management also considered the sensitivity of its assumptions to additional risk and concluded that the step one analysis would continue to not indicate impairment with more conservative inputs. However, due to the relative size of the carrying amount and estimated fair value of The Providence Journal, its margins were impacted such that the carrying amount of the reporting unit exceeded its estimated fair value. Therefore, the Company

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 47

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

performed the second step of the goodwill impairment analysis, which involved calculating the implied fair value of goodwill for The Providence Journal. The second step involved allocating the estimated fair value of the reporting unit to all of its assets and liabilities, except goodwill, and comparing the residual implied fair value to the carrying amount of goodwill of The Providence Journal. During the first quarter of 2009, the Company determined the goodwill related to The Providence Journal was impaired and recorded a non-cash goodwill impairment charge of $80,940, fully impairing the goodwill recorded at The Providence Journal.

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

At December 31, 2010 and 2009, the Company performed its annual goodwill impairment testing and determined there was no additional goodwill impairment. The following table presents the carrying value of goodwill:

	Consolidated
	Net Goodwill	The Dallas Morning News		The Providence Journal		The Press Enterprise

			Accumulated		Accumulated		Accumulated
	Cost	Cost	Impairment	Cost	Impairment	Cost	Impairment

Balance, January 1, 2008(1)	$119,667	$24,582	$–	$323,734	$242,794	$115,775	$101,630
Impairment	14,145	–	–	–	–	–	14,145

Balance, December 31, 2008	105,522	24,582	–	323,734	242,794	115,775	115,775
Impairment	80,940	–	–	–	80,940	–	–

Balance, December 31, 2009	24,582	24,582	–	323,734	323,734	115,775	115,775

Balance, December 31, 2010	$24,582	$24,582	$–	$323,734	$323,734	$115,775	$115,775

(1)	The January 1, 2008 balance of goodwill is net of $1,494, $46,421 and $14,242 of amortization that was recorded prior to the adoption of ASC 350 – Intangibles – Goodwill and Other for The Dallas Morning News, The Providence Journal, and The Press-Enterprise, respectively.

The following table sets forth the Company’s identifiable intangible assets, consisting of subscriber lists that are subject to amortization:

	Total
	Subscriber	The Dallas	The Providence	The Press-
	Lists	Morning News	Journal	Enterprise

Gross balance at December 31, 2009	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(87,397)	(22,896)	(56,109)	(8,392)

Net balance at December 31, 2009	$27,427	$–	$22,589	$4,838

Gross balance at December 31, 2010	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(92,635)	(22,896)	(60,480)	(9,259)

Net balance at December 31, 2010	$22,189	$–	$18,218	$3,971

The amortization expense for intangible assets subject to amortization for 2010, 2009 and 2008 was $5,239, $6,499 and $6,499, respectively.

The amortization expense for each of the next four years related to intangible assets subject to amortization at December 31, 2010 is expected to be $5,239 per year, and approximately $1,233 for the fifth year.

Note 4: Investments

The Company owns various non-controlling interests in entities and records these interests under the equity or cost method of accounting. Under the equity method, the Company records its share of the investee’s earnings/(losses) each period. Under the cost method, the Company records earnings or losses when the amounts are realized. The following represents the non-controlling interests held by the Company.

PAGE 48  A. H. Belo Corporation 2010 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	2010	2009

Equity method investments	$15,899	$20,463
Cost method investments	762	851

Total investments	$16,661	$21,314

Investments accounted for under the equity method include the following:

•	Belo Investment, LLC (“Belo Investment”) – A. H. Belo and Belo each own a 50.0 percent interest in Belo Investment. Upon the February 2008 Distribution, Belo Investment was formed to hold certain properties including The Belo Building, related parking sites, and other downtown Dallas real estate. A third party real estate services firm, engaged by Belo Investment, manages The Belo Building and other its other real estate holdings and the Company and Belo equally share the operating costs associated with these properties.
•	Classified Ventures, LLC (“Classified Ventures”) – A. H. Belo and Belo, through their subsidiaries, jointly own 6.6 percent of Classified Ventures a joint venture in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The three principal online businesses Classified Ventures operates are cars.com, apartments.com, and homegain.com.

The Company holds various investments accounted for under the cost method and recognizes income or loss as the proceeds or other transactions are realized. The Company evaluates the recoverability of its investments each period. In 2010, the Company fully impaired its investment in Sawbuck Realty, Inc. of $2,448, based on the Company’s belief that the carrying value could not be recovered given continued losses and insufficient future earnings capacity. In 2009, the Company wrote down the carrying value of certain investments accounted for under the cost method, recording an impairment of $2,334, based on the expected fair value of the investments compared to the recorded value.

Note 5: Long-term Incentive Plans

On February 8, 2008, A. H. Belo established a long-term incentive plan under which awards were issued to holders of Belo stock options and RSUs in connection with the Distribution. Subsequent awards may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units (RSUs), performance shares, performance units or stock appreciation rights. In addition, stock options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying stock options. As of December 31, 2010, Series A and B common stock authorized under A. H. Belo’s equity compensation plans was 7,163,045, of which 3,952,857 remains available for future awards.

In connection with the Distribution of A. H. Belo, holders of outstanding Belo stock options received an adjusted Belo stock option for the same number of shares of Belo common stock as held before but with a reduced exercise price based on the closing price on February 8, 2008. Holders also received one new A. H. Belo stock option for every five Belo stock options held as of the Distribution Date (the distribution ratio) with an exercise price based on the closing share price on February 8, 2008. Following the Distribution, there were 2,497,000 A. H. Belo stock options outstanding at the weighted average exercise price of $21.09, of which 2,404,000 stock options were exercisable at a weighted average exercise price of $21.11.

At the time of the Distribution, Belo RSUs were treated as if they were issued and were outstanding shares. As a result, the Belo RSUs and the A. H. Belo RSUs taken together, had the same aggregate value (based on the closing prices of the Belo stock and the A. H. Belo stock on the Distribution Date), as the Belo RSUs immediately prior to the Distribution.

Each stock option and RSU (of A. H. Belo and of Belo) otherwise have the same terms as the pre-Distribution awards. The awards continue to vest as under the existing vesting schedule based on continued employment with Belo or A. H. Belo, as applicable. Following the Distribution, A. H. Belo and Belo recognize compensation expense for any pre-Distribution awards related to their respective employees, regardless of which company ultimately issued the awards.

Stock Options.     The non-qualified stock options granted to employees under A. H. Belo’s long-term incentive plans become exercisable in cumulative installments over periods of one to three years and expire after 10 years. The fair value of each stock option award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Volatility is calculated using an analysis of historical stock prices. The expected lives of stock options are determined based on the Company’s employees’ historical stock option exercise experience, which the Company believes to be the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon United States Government debt securities with a

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 49

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

remaining term equal to the expected life of the stock options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The assumptions used in stock option valuation are below. No options were granted during 2010.

	2010	2009	2008

Weighted-average grant date fair value	$–	$1.08	$1.36
Weighted-average assumptions used:
Expected volatility	–	126.5%	85.8%
Expected life (years)	–	5.0	5.4
Risk-free interest rate	–	3.57%	3.09%
Expected dividend yield	–	–	5.34

A summary of stock option activity under the A. H. Belo long-term incentive plan for 2010, 2009 and 2008 is set forth in the following table:

	Number of	Weighted-Average
	Options	Exercise Price

Issued in connection with the Distribution on February 8, 2008	2,496,728	$21.09
Granted	1,493,500	$3.66
Exercised	–	$–
Canceled	(205,840)	$18.93

Outstanding at December 31, 2008	3,784,388	$14.32

Granted	181,482	$1.26
Exercised	(212,000)	$2.05
Canceled	(626,446)	$15.32

Outstanding at December 31, 2009	3,127,424	$13.12

Granted	–	$–
Exercised	(453,253)	$3.01
Canceled	(482,435)	$13.01

Outstanding at December 31, 2010	2,191,736	$16.77

Vested and Exercisable at December 31, 2010	1,915,484	$18.72

Vested and Exercisable weighted average remaining contractual terms (in years)	3.7

Stock options granted under the A. H. Belo long-term incentive plan are granted where the exercise price equals the closing stock price on the day of grant; therefore, the stock options outstanding have no intrinsic value when they are granted.

The following table summarizes information (net of estimated forfeitures) related to A. H. Belo stock options outstanding at December 31, 2010:

Outstanding				Exercisable

	Number of	Weghted-Average	Average	Number of	Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding(a)	Life (years)	Price	Exercisable	Price

$1.00 – $ 6.60	669,612	7.81	$3.82	393,360	$4.22
$6.61 – $17.99	355,611	0.94	$17.92	355,611	$17.92
$18.00 – $22.99	568,260	3.01	$21.14	568,260	$21.14
$23.00 – $29.00	598,253	3.40	$26.44	598,253	$26.44

$1.00 – $29.00	2,191,736	4.25	$16.77	1,915,484	$18.72

Of the total A. H. Belo stock options outstanding at December 31, 2010, 1,306,394 stock options with a weighted average exercise price of $12.81 are held by A. H. Belo employees and non-employee directors. The remaining 885,342 stock options are held by Belo employees. As of December 31, 2010, the Company had $180 of total unrecognized compensation cost related to outstanding stock options to its employees, which is expected to be recognized over a period of less than 1 year.

PAGE 50  A. H. Belo Corporation 2010 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Restricted Stock Units

Under A. H. Belo’s long-term incentive plan, its Board of Directors has awarded restricted stock units (RSUs). The RSUs have service and/or performance conditions and vest over a period of one to three years. Upon vesting, the RSUs will be redeemed with 60 percent in A. H. Belo Series A common stock and 40 percent in cash. As of December 31, 2010, the liability for the cash portion of the redemption was $2,723. During the vesting period, holders of service-based RSUs and RSUs with performance conditions where the performance conditions have been met participate in A. H. Belo dividends declared by receiving payments for dividend equivalents. Such dividend equivalents are recorded as components of share-based compensation. The RSUs do not have voting rights.

A summary of RSU activity under the A. H. Belo long-term incentive plan for 2010, 2009 and 2008 is set forth in the following table:

				Cash
				Payments at	Weighted-
		Issuance of	RSUs	Closing	Average Price
		Common	Redeemed in	Price of	on Date of
	Total RSUs	Stock	Cash	Stock	Grant

Non-vested at February 8, 2008	391,297				$18.35
Granted	61,398				$7.65
Vested	(45,050)	26,970	18,080	$263	$19.10
Canceled	(4,694)				$19.09

Non-vested at December 31, 2008	402,951				$16.63
Granted	155,540				$1.26
Vested	(109,415)	65,595	43,820	$75	$19.78
Canceled	(10,494)				$16.71

Non-vested at December 31, 2009	438,582				$10.35
Granted	775,997				$6.21
Vested	(132,024)	79,137	52,887	$417	$18.13
Canceled	(64,103)				$9.18

Non-vested at December 31, 2010	1,018,452				$6.36

The fair value of the RSUs granted is determined using the closing trading price of A. H. Belo’s shares on the grant date. As of December 31, 2010, the Company had $1,317 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.4 years.

Compensation Expense

A. H. Belo recognizes compensation expense for any awards issued to its employees and directors under its long-term incentive plan. Additionally, compensation expense is recognized any pre-Distribution awards related to its employees and directors that were issued under Belo’s long-term incentive plans. Compensation expense, which is recorded on a straight-line basis over the vesting period of the award, for 2010, 2009 and 2008 consists of the following:

	A. H. Belo

	Equity Awards

				Cash	Belo	Total
				Awards	Equity	Incentive
	Options	RSUs	Total	for RSUs	Awards	Awards

2010	$152	$1,788	$1,940	$3,007	$207	$5,154
2009	$837	$1,137	$1,974	$1,350	$1,617	$4,941
2008	$1,325	$1,977	$3,302	$(2,215)	$1,340	$2,427

Note 6: Pension and Other Retirement Plans

The G. B. Dealey Retirement Pension Plan – Prior to the Distribution, certain current and former employees of the Company participated in The G. B. Dealey Retirement Pension Plan (“GBD Pension Plan”), which is sponsored by Belo. The GBD

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 51

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Pension Plan was frozen to new participants in 2000 (for participants other than members of the Providence Newspaper Guild) and in 2004 (for members of the Providence Newspaper Guild). The benefits are based on years of service and the average of the employee’s five consecutive years of highest annual compensation earned during the most recently completed 10 years of employment.

Benefits were frozen under the GBD Pension Plan effective March 31, 2007. As discussed below, as part of this curtailment of the GBD Pension Plan, Belo and A. H. Belo are providing transition benefits to affected employees, including the granting of five years of additional credited service under the GBD Pension Plan and supplemental contributions for a period of up to five years to a defined contribution plan.

Subsequent to the Distribution, Belo retained sponsorship of the GBD Pension Plan and, jointly with A. H. Belo, oversaw the investments of the GBD Pension Plan. Belo administers benefits for all participants in the GBD Pension Plan in accordance with the terms of the plan. By prior agreement, A. H. Belo was contractually obligated to reimburse Belo for 60.0 percent of each contribution Belo makes to the GBD Pension Plan.

With respect to the GBD Pension Plan, through December 31, 2010 the Company accounted for its pension obligations under the accounting guidance established for multiemployer pension plans, under which it recognized as net pension cost the required contribution for each period and recognized as a liability any reimbursement obligation due and unpaid. During 2010, the Company recorded pension expense of $8,572 in salaries, wages and employee benefits, for its contributions. No contributions were required for 2009 or 2008.

On October 6, 2010, the Company and Belo Corp. executed the Pension Plan Transfer Agreement (the “Transfer Agreement”) under which Belo and the Company agreed to split the assets and obligations of the GBD Pension Plan. Under the Transfer Agreement, projected benefit obligations and assets allocable to the approximately 5,100 current and former employees of the Company and its newspaper businesses were transferred to two newly established A. H. Belo pension plans (“New Pension Plans”) effective January 1, 2011. The Company, as sponsor of the New Pension Plans, is responsible for administering the plan assets and payment of benefits for the participants assumed by the New Pension Plans. The split of the GBD Pension Plan will not change the amount of the benefits that the Company or Belo participants have accrued or are currently receiving. The benefit obligations and assets allocated to the current and former employees of Belo Corp. will continue to be held by the existing GBD Pension Plan.

In the fourth quarter of 2010, the Company recorded a pre-tax charge to earnings of $132,346 for the estimated unfunded liability it assumed. On January 1, 2011, preliminary estimates of the assets and projected benefit obligations transferred from the GBD Pension Plan to the New Pension Plans were $227,246 and $359,592, respectively. Estimated projected benefit obligations were based on the Citigroup Pension Yield Curve which produced a composite discount rate of 5.3 percent. The Company and Belo Corp. expect to complete a final reconciliation of assets and liabilities transferred in the second quarter of 2011.

The Company will account for assets and obligations of the New Pension Plans under accounting guidance for single-employer defined benefit plans, under which the Company will record an asset or liability for the overfunded or unfunded obligations of the plan, as applicable. Net periodic pension expense is based upon each plan’s service costs, interest costs, actual return on plan assets and amortization of amounts in other comprehensive income. Upon transfer of assets and liabilities to the New Pension Plans, no amounts will be recorded in other comprehensive income as the Company has fully recognized the unfunded liability of the New Pension Plans in 2010 earnings. Future changes in actuarial results will be recorded to other comprehensive income and amortized to net periodic pension expense over future periods.

Under the New Pension Plans, the Company will be responsible for directing the investment strategies of the plan assets. The Company will assume a 6.5 percent long-term return on assets in determining its net periodic pension expense in 2011. As of December 31, 2010, plan assets were held in cash equivalents to facilitate the transfer between the GBD Pension Plan and the New Pension Plans. The investment strategies for the New Pension Plans will be based on factors, such as remaining life expectancy and market risks. In 2011, the Company expects the plans’ assets invested in equity securities to be between 60 to 70 percent and amounts invested in fixed-income securities to be between 30 to 40 percent.

During January 2011, the Company made an $8,733 contribution to the GBD Pension Plan to settle required contributions associated with the Transfer Agreement. On January 3, 2011, the Company announced it will provide a discretionary contribution of $30,000 to the New Pension Plans, which the Company intends to make in the first quarter of 2011. Upon completing this transaction, the minimum required contribution for 2011 is estimated to be $16,100 (see Note 9 – Commitments). These amounts are components of the $132,346 pension plan withdrawal expense recorded in the 2010 fourth quarter associated with the Transfer Agreement.

PAGE 52  A. H. Belo Corporation 2010 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

As discussed in Note 8 – Income Taxes, in the third quarter 2009, the Tax Matters Agreement between Belo and the Company provides for the carry back of the net operating losses, the sharing of refunds and other related post distribution tax matters. Pursuant to this agreement, Belo carried back the Company’s 2008 and 2009 net operating losses to previous tax years. The carry back of the 2009 net operating loss resulted in a refund of $4,732, to be received in 2011, of which $1,183 was retained by Belo. The 2008 net operating loss carry back claim resulted in an $11,978 tax refund. As discussed in Note 6 – Pension and Other Retirement Benefits, this refund was held by Belo on the Company’s behalf and applied towards the Company’s obligations to reimburse Belo for a portion of its contributions to the GBD Pension Plan for the 2010 plan year. The realization of the net operating loss carry backs resulted in reductions to deferred tax assets and correspondingly, the respective years’ valuation allowance.

The expected benefit payments to participants, net of administrative plans, under the New Pension Plans are as follows:

Expected Benefit
Year	Payments

2011	$18,067
2012	$18,407
2013	$18,891
2014	$19,446
2015	$19,900

A. H. Belo also sponsors post-retirement benefit plans for certain employees. The (benefit) or expense for these plans recognized in 2010, 2009 and 2008 was ($571), $217 and $388, respectively.

Defined Contribution Plans A defined contribution 401(k) (the “A. H. Belo Savings Plan”) plan covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation, as provided by the plan and the Internal Revenue Code. The maximum pretax contribution an employee can make is 100 percent of his or her annual eligible compensation (less required withholdings and deductions) up to statutory limits. Employees participate in the defined contribution plan under the Star Plan (for employees who did not elect to continue participation in the GBD Pension Plan when it was frozen to new participants in 2000, for employees other than members of the Providence Newspaper Guild, and in 2004, for members of the Providence Newspaper Guild) or under the Classic Plan (for employees who elected to continue participation in the GBD Pension Plan). On January 1, 2009, the Company suspended contributions to the Star Plan and on April 1, 2009 suspended discretionary contributions to the Classic Plan. The Company recorded $0, $1,640 and $10,571 in 2010, 2009 and 2008, respectively, for contributions on behalf of employees to defined contribution plans.

As a result of the 2007 curtailment of the GBD Pension Plan, the Company is providing transition benefits to affected A. H. Belo employees, including supplemental contributions to the A. H. Belo Pension Transition Supplement Plan, a defined contribution plan established by A. H. Belo prior to February 8, 2008, for a period of up to five years. Concurrent with the date that Belo made its contribution to its pension transition supplement defined contribution plan for the 2007 plan year, Belo caused the vested and non-vested account balances of A. H. Belo employees and former employees to be transferred to the A. H. Belo Pension Transition Supplement Plan. At that time, A. H. Belo assumed sole responsibility for all liabilities for plan benefits of Belo’s Pension Transition Supplement Plan with respect to A. H. Belo’s employees and former employees. A. H. Belo reimbursed Belo for the aggregate contribution made by Belo to its pension transition supplement defined contribution plan for the 2007 plan year for the accounts of A. H. Belo employees and former employees. The Company accrued supplemental pension transition contributions totaling $5,318, $0 and $6,294, in 2010, 2009, and 2008, respectively, for these plans.

Note 7: Long-term Debt

On December 3, 2009, the Company entered into the Second Amendment (“Second Amendment”) to the Amended and Restated Credit Agreement (the Amended and Restated Credit Agreement as so amended, the “Credit Agreement”). Among other matters, the Second Amendment to the Credit Agreement extended the maturity date of the credit facility from April 30, 2011 to September 30, 2012, reduced the total commitment amount from $50,000 to $25,000, and released certain real property securing the facility. The amended facility remains subject to a borrowing base. If borrowing capacity under the amended credit facility becomes less than $17,500, then a fixed charge coverage ratio covenant of 1:1 will apply. The Second Amendment also makes certain minor administrative amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009, under which the Company and each of its specified subsidiaries granted a security interest in all personal property and other assets now owned or thereafter acquired. The decrease in the Company’s revolving

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 53

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

credit facility from $50,000 to $25,000 was a decision made by management. Management concluded that based on estimated future borrowing needs, the cost of the revolving credit facility, and borrowing base availability, $25,000 is sufficient to meet the Company’s borrowing needs. The borrowing base is calculated using eligible accounts receivable and inventory, as defined in the Credit Agreement. A decrease in the borrowing base could create a situation that would limit the Company’s borrowing capacity. At December 31, 2010 and 2009, the Company had eligible collateral to secure the Credit Agreement of $40,471 and $44,202, respectively, resulting in a borrowing base of $25,000 for both periods. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $19,976 and $18,871 of borrowing capacity available under the Credit Agreement as of December 31, 2010 and December 31, 2009, respectively. There were no borrowings outstanding under the Credit Agreement at December 31, 2010 or December 31, 2009.

On March 10, 2011, the Company amended its Credit Agreement, excluding certain pension plan contributions from the calculation of the fixed charge coverage ratio.

Note 8: Income Taxes

Income tax benefit for 2010, 2009 and 2008 consists of the following:

	2010	2009	2008

Current
Federal	$–	$–	$–
State	817	1,531	4,092

Total current	817	1,531	4,092

Deferred
Federal	(41,882)	(19,076)	(18,776)
State	(5,997)	1,665	(1,173)

Total deferred	(47,879)	(17,411)	(19,949)

Valuation allowance	39,487	3,405	–

Total income tax benefit	$(7,575)	$(12,475)	$(15,857)

Income tax benefit for 2010, 2009, and 2008 differs from amounts computed by applying the applicable United States federal income tax rate as follows:

	2010	2009	2008

Computed expected income tax expense	$(46,134)	$(42,130)	$(22,882)
State income tax (net of federal benefit)	(3,367)	863	1,650
Federal and state provision to return	1,704	(1,712)	–
2009 Net operating loss carry back – Belo Corp	414	–	–
Impairment	–	25,584	4,951
Valuation allowance	39,487	3,405	–
Other items	321	1,515	424

Income tax benefit	$(7,575)	$(12,475)	$(15,857)
Effective income tax benefit rate	5.7%	10.4%	24.3%

As of December 31, 2010, the Company incurred federal and state taxable net operating losses of $1,234. These net operating losses can be carried forward to offset future taxable income. These losses will begin to expire in the years 2029 if not utilized.

Pursuant to the Tax Matters Agreement between Belo and the Company, Belo agreed to carry back certain taxable net operating losses of the Company against previous years’ taxable income, resulting in net refunds to the Company. The carry back will result in a $4,732 refund, to be received in 2011, of which $1,183 will be retained by Belo and recorded as Other expense. In 2009, the taxable net operating loss carry back resulted in an $11,978 tax refund. As discussed in Note 6 – Pension and Other Retirement Plans, this refund was held by Belo on the Company’s behalf and applied towards the Company’s obligations to reimburse Belo for a portion of its contributions to the GBD Pension Plan. The realization of the net operating loss carry backs resulted in reductions to the respective year’s valuation allowance.

PAGE 54  A. H. Belo Corporation 2010 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax assets
Deferred compensation and benefits	$5,777	$4,901
Expenses deductible for tax purposes in a year different from the year accrued	4,607	6,996
Pension accrual	49,622	–
Net operating loss	1,995	4,003
Minimum pension	127	246
Other	4,205	2,305

Total deferred tax assets	66,333	18,451
Valuation allowance for deferred tax assets	(43,019)	(3,405)

Deferred tax assets, net	23,314	15,046

Deferred tax liabilities
Tax amortization in excess of book amortization	9,951	11,980
Tax depreciation in excess of book depreciation	7,731	2,688
Expenses deductible for tax purposes in a year different from the year accrued	–	1,284
State taxes	2,111	(683)

Total deferred tax liabilities	19,793	15,269

Net deferred tax assets	$3,521	$(223)

Deferred taxes are classified as current deferred assets or liabilities due to the classification of the related assets or liabilities as current in the Company’s consolidated financial statements as of December 31, 2010 and 2009.

The Company recorded deferred tax assets of $66,333 and $18,451, reflecting the future benefit related to its net operating losses as of December 31, 2010 and 2009. Applicable accounting guidance places a threshold for recognition of deferred tax assets based on whether it is more likely than not that these assets will be realized. In making this determination, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income and taxable income in prior carry back years. Based on the criteria established in the accounting guidance, the Company recorded a valuation allowance against the deferred tax assets in certain jurisdictions of $43,019 and $3,405 as of December 31, 2010 and 2009, respectively. The 2010 allowance resulted in a charge to the tax provision of $39,487 and a charge to Other comprehensive loss of $127.

On January 1, 2007 the Company adopted ASC 740-10 related to uncertainty in income taxes. This accounting guidance clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of the new accounting guidance, the Company analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for all open tax years. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax returns in three states. The Company’s federal income tax returns for the years subsequent to December 31, 2006 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions where the Company operates remain subject to examination for various periods subsequent to December 31, 2001.

In 2010, the Company identified a tax benefit that did not meet the more likely than not criteria as stipulated in the accounting guidance that the position would be sustainable. As a result, the Company recorded a reserve of $351 in Other liabilities at December 31, 2010, for the portion of the tax benefit that was not greater than 50.0 percent likely to be realized upon settlement with a taxing authority.

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 55

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 9: Commitments

As of December 31, 2010, the Company had contractual obligations for capital expenditures that primarily relate to newspaper production equipment and leases. The table below summarizes the following commitments of the Company as of December 31, 2010:

Nature of Commitment	Total	2011	2012	2013	2014	2015	Thereafter
Capital expenditures and licenses	$6,213	$3,323	$1,445	$1,445	$–	$–	$–
Non-cancelable operating leases	18,426	4,094	3,531	2,899	2,580	1,721	3,601

Total	$24,639	$7,417	$4,976	$4,344	$2,580	$1,721	$3,601

Total lease expense for property and equipment was $5,395, $6,912 and $7,773 in 2010, 2009 and 2008, respectively.

The Company anticipates required cash pension contributions of approximately $25,000 in 2011, of which $3,410 will come from A. H. Belo funds held on deposit by Belo Corp. for pension contributions. With these required payments and the additional $30,000 contribution, the Company’s cash pension contributions will total approximately $55,000 in 2011.

Note 10: Contingencies

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and in March 2009, the court dismissed certain additional claims. A summary judgment motion seeking dismissal of all remaining claims against the defendants is pending. A trial date, previously set for early 2011, is now set for September 19, 2011. The Company believes the lawsuit is without merit and is defending vigorously against it. An estimate as to probability of, as well as amount or range of, potential loss cannot be provided with certainty at this time.

On April 13, 2009, four former independent home delivery contractors of The Press-Enterprise filed a purported class action lawsuit against A. H. Belo Corporation, Belo Corp., Press-Enterprise Company, and others in The Superior Court of the State of California, Riverside County. Plaintiffs allege, on behalf of themselves and those similarly situated, that they were improperly classified as independent contractors instead of as employees. Plaintiffs assert that they and members of the purported class were not paid all wages owed, including minimum wages, hourly wages, and overtime wages; and that Defendants failed to provide meal periods and rest periods or compensation in lieu thereof, failed to reimburse for reasonable and necessary business expenses, unlawfully withheld wages due, failed to provide accurate wage statements, failed to keep accurate payroll records, failed to pay wages timely, and thus committed unfair business practices. Plaintiffs filed a first amended complaint in July 2010 that added a claim under the federal Fair Labor Standards Act. The original and amended complaints seek recovery of allegedly unpaid wages, meal and rest period payments, penalties, expenses, interest, attorneys’ fees, and costs. During the second quarter of 2010, A. H. Belo and the other parties to the lawsuit reached a preliminary agreement to settle the lawsuit. The Court preliminarily approved the agreement on September 16, 2010 and granted final approval on February 25, 2011. A. H. Belo’s liability under the settlement is $2,112, which was fully accrued as of December 31, 2010. The Company accrual for this settlement is recorded in Other accrued expenses in the consolidated balance sheets and the corresponding expense is included in Other production, distribution and operating costs in the consolidated statements of operations. The Company has made $1,200 in payments to an escrow account per the terms of the preliminary agreement, as of December 31, 2010 and its obligation under the approved settlement was fully funded in the first quarter of 2011.

In addition to the proceedings disclosed above, a number of other legal proceedings are pending against A. H. Belo, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity, or financial condition.

Note 11: Reduction in Force

During 2009, the Company completed a reduction-in-force to continue to reduce operating expenses. The reduction-in-force affected approximately 597 employees and cost $4,242, portions of which were recorded and paid in each quarter of 2009.

PAGE 56  A. H. Belo Corporation 2010 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 12: Related Party Transactions

In connection with the Distribution, A. H. Belo entered into various agreements under which A. H. Belo and Belo will furnish services to each other. Payments made or other consideration provided in connection with all continuing transactions between the

Company and Belo will be on an arm’s-length basis. During 2010, 2009 and 2008, the Company provided $4,332, $16,339 and $18,579, respectively, in information technology and Web-related services to Belo and Belo provided $1,470, $1,493 and $1,817, respectively, in services to the Company. As a result of these transactions and amounts due from Belo resulting from the carry back of taxable losses against Belo’s taxable income from prior years, as described in Note 8 – Income Taxes, A. H. Belo had a receivable from Belo of $3,531 and $1,024 as of December 31, 2010 and 2009, respectively.

In connection with the Distribution and an assessment of their respective downtown Dallas real estate needs, A. H. Belo and Belo Corp. agreed to co-own, through Belo Investment, LLC, The Belo Building, related parking sites, and specified other downtown Dallas real estate (see Note 4 - Investments). During the periods ended December 31, 2010, 2009 and 2008, the Company recorded losses attributable to its ownership in Belo Investment, LLC of $316, $169 and $133, respectively.

Note 13: Subsequent Events

On March 3, 2011, the Company completed the purchase of Mr. John C. McKeon’s personal residence in California pursuant to retention and relocation arrangements with Mr. McKeon. The purchase price was $3,096. Mr. McKeon is President and General Manager of The Dallas Morning News, Inc., a subsidiary of the Company, and a member of the Company’s Management Committee.

On March 9, 2011, the Board of Directors of the Company approved an agreement with Belo and the Pension Benefit Guaranty Corporation (the “PBGC”). Under the agreement, which was executed and delivered on March 10, 2011, the Company agreed to make additional contributions to the New Pension Plans and the PBGC agreed to forbear from initiating certain proceedings relating to the February 2008 spin-off of the Company from Belo and the pension plan split that was effective January 1, 2011. The agreed-upon additional contributions are $20,000 on or before March 31, 2011, $5,000 on or before December 31, 2012, and $5,000 on or before December 31, 2013. The Company intends to contribute $30,000 to the New Pension Plans on or before March 31, 2011, which contribution will satisfy in full the Company’s agreed-upon contributions under the agreement with the PBGC.

A. H. Belo Corporation 2010 Annual Report on Form 10-K PAGE 57

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 14: Quarterly Results of Operations (unaudited)

Following is a summary of the unaudited quarterly results of operations for 2010 and 2009:

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Operating Revenues
Advertising	$72,335	$77,156	$74,581	$86,237
Circulation	35,586	35,456	34,927	35,122
Other	7,837	8,958	9,624	9,489

Total net operating revenues	115,758	121,570	119,132	130,848
Operating Costs and Expenses
Salaries, wages and employee benefits	56,254	56,817	49,322	50,605
Other production, distribution and operating costs	46,030	47,034	43,280	46,673
Newsprint, ink and other supplies	11,222	12,492	13,280	18,478
Depreciation	9,164	8,441	7,496	7,801
Amortization	1,310	1,310	1,310	1,308
Asset impairments	–	–	857	2,547
Pension plan withdrawal	–	–	–	132,346

Total operating costs and expenses	123,980	126,094	115,545	259,758

Income/(loss) from operations	(8,222)	(4,524)	3,587	(128,910)
Other (Expense) and Income
Interest expense	(203)	(203)	(199)	(203)
Other income (expense), net	25	5,967	1,805	(730)

Total other (expense) and income	(178)	5,764	1,606	(933)

Income/(loss) before income taxes	(8,400)	1,240	5,193	(129,843)
Income tax (benefit) expense	728	1,411	621	(10,335)

Net (loss) income	$(9,128)	$(171)	$4,572	$(119,508)

Net (loss) income per share(1)
Basic	$(0.44)	$(0.01)	$0.21	$(5.65)
Diluted	$(0.44)	$(0.01)	$0.20	$(5.65)

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Operating Revenues
Advertising	$89,331	$87,492	$83,816	91,729
Circulation	31,714	33,266	35,228	36,341
Other	7,449	6,746	7,823	7,413

Total net operating revenues	128,494	127,504	126,867	135,483
Operating Costs and Expenses
Salaries, wages and employee benefits	62,894	51,720	51,668	48,318
Other production, distribution and operating costs	55,866	50,867	48,920	53,674
Newsprint, ink and other supplies	19,619	16,425	12,302	12,641
Asset impairments	80,940	1,749	20,000	3,700
Depreciation	10,536	9,662	9,257	9,402
Amortization	1,624	1,625	1,625	1,625

Total operating costs and expenses	231,479	132,048	143,772	129,360

Income/(loss) from operations	(102,985)	(4,544)	(16,905)	6,123
Other (Expense) and Income
Interest expense	(300)	(291)	(211)	(580)
Other income (expense), net	822	(702)	240	(1,037)

Total other (expense) and income	522	(993)	29	(1,617)

Loss before income taxes	(102,463)	(5,537)	(16,876)	4,506
Income tax benefit	(1,756)	1,534	(11,110)	(1,143)

Net (loss) income	$(100,707)	$(7,071)	$(5,766)	$5,649

Net (loss) income per share(1)
Basic and diluted	$(4.91)	$(0.34)	$(0.28)	$0.27

(1)	Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

PAGE 58  A. H. Belo Corporation 2010 Annual Report on Form 10-K