Form 10-Q
period 2011-03-31
A. H. Belo CORP
filed 2011-05-04
CIK 1413898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, $.01 par value	21,509,611
* Consisting of 19,118,076 shares of Series A Common Stock and 2,391,535 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
A. H. Belo Corporation and Subsidiaries

	Three Months Ended March 31,
In thousands, except per share amounts (unaudited)	2011	2010

Net Operating Revenues
Advertising	$67,936	$72,186
Circulation	35,052	35,586
Printing and distribution	9,187	7,986

Total net operating revenues	112,175	115,758
Operating Costs and Expenses
Salaries, wages and employee benefits	50,495	56,254
Other production, distribution and operating costs	45,652	46,030
Newsprint, ink and other supplies	14,502	11,222
Depreciation	7,583	9,164
Amortization	1,310	1,310

Total operating costs and expenses	119,542	123,980

Loss from operations	(7,367)	(8,222)
Other Income (Expense), Net
Interest expense	(207)	(203)
Other income, net	1,267	25

Total other income (expense), net	1,060	(178)

Loss before income taxes	(6,307)	(8,400)
Income tax expense	420	728

Net loss	$(6,727)	$(9,128)

Net loss per share:
Basic and diluted	$(0.31)	$(0.44)
Weighted average shares outstanding:
Basic and diluted	21,383	20,767
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

In thousands, except share and per share amounts (unaudited)	March 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$51,566	$86,291
Accounts receivable (net of allowance of $3,781 and $3,853 at March 31, 2011 and December 31, 2010, respectively)	42,032	56,793
Funds held by Belo Corp. for future pension payments	—	3,410
Inventories	15,038	12,646
Deferred income taxes, net	1,248	1,394
Assets held for sale	7,964	5,268
Prepaids and other current assets	10,081	7,157

Total current assets	127,929	172,959

Property, plant and equipment at cost:
Land	26,789	26,789
Buildings and improvements	207,583	207,486
Publishing equipment	281,528	281,254
Other	139,939	139,580
Advance payments on property, plant and equipment	5,204	5,520

Total property, plant and equipment	661,043	660,629
Less accumulated depreciation	490,422	483,953

Property, plant and equipment, net	170,621	176,676

Intangible assets, net	20,879	22,189
Goodwill	24,582	24,582
Investments	16,940	16,661
Deferred income taxes, net	2,248	2,127
Other assets	4,114	4,855

Total assets	$367,313	$420,049

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
A. H. Belo Corporation and Subsidiaries

In thousands, except share and per share amounts (unaudited)	March 31, 2011	December 31, 2010

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,996	$29,159
Accrued compensation and benefits	19,125	17,139
Pension liabilities	—	54,833
Other accrued expenses	10,089	10,309
Advance subscription payments	24,768	23,057

Total current liabilities	71,978	134,497

Long-term pension liabilities	94,113	77,513
Other post-employment benefits	3,195	3,492
Other liabilities	3,981	4,674

Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value. Authorized 125,000,000 shares
Series A: issued 19,118,076 and 18,896,876 shares at March 31, 2011 and December 31, 2010, respectively	191	188
Series B: issued 2,391,535 and 2,392,074 shares at March 31, 2011 and December 31, 2010, respectively	24	24
Additional paid-in capital	492,593	491,542
Accumulated other comprehensive income	2,415	2,569
Accumulated deficit	(301,177)	(294,450)

Total shareholders’ equity	194,046	199,873

Total liabilities and shareholders’ equity	$367,313	$420,049

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
A. H. Belo Corporation and Subsidiaries
In thousands, except share amounts (unaudited)

					Accumulated
	Common Stock			Additional	Other
	Shares	Shares		Paid-in	Comprehensive	Accumulated
	Series A	Series B	Amount	Capital	Income/(Loss)	Deficit	Total

Balance at December 31, 2009	18,248,970	2,507,590	$207	$488,241	$3,364	$(170,215)	$321,597
Net loss	—	—	—	—	—	(9,128)	(9,128)

Total comprehensive loss	—	—	—	—	—	—	(9,128)
Issuance of shares for restricted stock units	144	—	1	—	—	—	1
Issuance of shares from stock option exercises	33,544	—	—	172	—	—	172
Income tax on options	—	—	—	(173)	—	—	(173)
Conversion of Series B to Series A	260	(260)	—		—	—	—
Share-based compensation	—	—	—	1,306	—	—	1,306

Balance at March 31, 2010	18,282,918	2,507,330	$208	$489,546	$3,364	$(179,343)	$313,775

Balance at December 31, 2010	18,896,876	2,392,074	$212	$491,542	$2,569	$(294,450)	$199,873
Net loss	—	—	—	—	—	(6,727)	(6,727)
Other comprehensive loss:
Other post-employment benefits, net of tax	—	—	—	—	(154)	—	(154)

Total comprehensive loss	—	—	—	—	—	—	(6,881)
Issuance of shares for restricted stock units	220,661	—	3	(3)	—	—	—
Tax on option cancellations	—	—	—	(1)	—	—	(1)
Conversion of Series B to Series A	539	(539)	—	—	—	—	—
Share-based compensation	—	—	—	1,055	—	—	1,055

Balance at March 31, 2011	19,118,076	2,391,535	$215	$492,593	$2,415	$(301,177)	$194,046

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

	Three Months Ended March 31,
In thousands (unaudited)	2011	2010

Operations
Net loss	$(6,727)	$(9,128)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	8,893	10,474
Gain on sale of investment	(729)	—
Earnings on equity method investments	(279)	—
Deferred income taxes	15	343
Employee retirement benefit amortization	(154)	(95)
Share-based compensation	1,055	2,106
Other non-cash items	18	(673)
Net changes in operating assets and liabilities:
Accounts receivable, net	14,761	14,927
Funds held by Belo for future pension contributions	3,410	4,072
Inventories	(2,392)	(369)
Assets held for sale	(2,696)	—
Prepaids and other current assets	(2,924)	(1,532)
Other, net	741	(85)
Accounts payable	(11,163)	(3,831)
Accrued compensation, benefits and other	1,297	3,306
Pension liabilities	(38,233)	—
Other accrued expenses	(220)	(584)
Advance subscription payments	1,711	(234)
Other post employment benefits	(297)	—

Net cash (used in) provided by operations	(33,913)	18,697
Investments
Capital expenditures	(1,528)	(793)
Proceeds from the sale of previously impaired investment	729	—
Other, net	(13)	457

Net cash used for investments	(812)	(336)

Financing

Cash provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(34,725)	18,361
Cash and cash equivalents at beginning of period	86,291	24,503

Cash and cash equivalents at end of period	$51,566	$42,864

Supplemental Disclosures
Interest paid, net of amounts capitalized	$72	$—

Income taxes paid, net of refunds	$(4,165)	$261

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries
(Unless otherwise stated, dollars in thousands, except share and per share amounts)
Note 1: Summary of Significant Accounting Policies
     Description of Business. A. H. Belo Corporation (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four daily newspapers and several associated Web sites. A. H. Belo publishes The Dallas Morning News (www. dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www. projo.com), the oldest continuously-published daily newspaper in the U.S. and winner of four Pulitzer Prizes; The Press-Enterprise (www.pe.com) (Riverside, CA), serving the Inland Southern California region and winner of one Pulitzer Prize; and the Denton Record-Chronicle (www.dentonrc.com). The Company publishes various specialty publications targeting niche audiences, and its partnerships and/or investments include the Yahoo! Newspaper Consortium and Classified Ventures, LLC, owner of www.cars.com. A. H. Belo also owns and operates commercial printing, distribution and direct mail businesses.
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
     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of A. H. Belo and its subsidiaries have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Transactions between the companies comprising A. H. Belo have been eliminated in the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that according to the applicable accounting guidance all of its operating segments meet the criteria to be aggregated into one reporting segment.
     Fair Value Measurements. The Company’s financial instruments, including cash, cash equivalents, accounts receivable, interest receivable, accounts payable, and amounts due to customers are carried at cost, which approximates their fair value due to the short-term nature of these instruments.
     The following fair value information is based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels in the hierarchy used to measure fair value are:
Level 1 — Unadjusted quoted prices in active markets accessible at the reporting date for identical assets and liabilities.

Level 2 — Quoted prices for similar assets or liabilities in active markets. Quoted prices for identical or similar assets and liabilities in markets that are not considered active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 — Prices or valuations that require inputs that are significant to the valuation and are unobservable.

     During the three months ended March 31, 2011, the Company’s newly established pension plans assumed the assets transferred from The G. B. Dealey Retirement Pension Plan (“GBD Pension Plan”) associated with its current and former employees. The fair value disclosures associated with these assets are presented in Note 3 — Pension and Other Retirement Plans.
     Pension Plans. Through December 31, 2010, certain employees and retirees of the Company participated in the GBD Pension Plan sponsored by Belo. The Company accounted for its pension obligations pursuant to accounting guidance for multiemployer pension plans. Accordingly, the Company recognized as net pension cost the required contribution for each period and recognized as a liability any reimbursement obligation due and unpaid. On October 6, 2010, the Company and Belo entered into a Pension Plan Transfer Agreement (the “Transfer Agreement”), agreeing to split the GBD Pension Plan. Under the Transfer Agreement, the GBD Pension Plan assets and liabilities related to current and former Company employees were transferred into two newly established pension plans, sponsored solely by the Company, effective January 1, 2011, having similar terms to the GBD Pension Plan. Accordingly, in the fourth quarter of 2010, the Company recognized a loss for the unfunded projected benefit obligation transferred to the new pension plans, as the liability was probable and could be estimated. In 2011, the Company follows accounting guidance for single employer defined benefit plans and records as an asset or liability the funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income and recognized into earnings over future periods. Since the unfunded projected benefit obligation was recognized in the fourth quarter of 2010, other comprehensive loss does not include any prior service costs. As of the effective date of the new pension plans, benefits to participants remained frozen and accordingly, the Company does not recognize any service costs related to these plans.
Note 2: Long-term Incentive Plans
     On February 8, 2008, A. H. Belo established a long-term incentive plan under which awards were issued to holders of Belo stock options and restricted stock units (“RSUs”) in connection with the Distribution. Subsequent awards may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units or stock appreciation rights. As of March 31, 2011, shares of Series A and B common stock authorized under A. H. Belo’s equity compensation plans were 6,942,384, of which 3,742,619 shares remain available for future awards. The Company considers these awards in the calculation of its basic and diluted earnings per share. For the three months ended March 31, 2011 and 2010, the Company excluded 3,199,765 and 4,160,544, respectively, of stock-based awards from the calculation of diluted earnings per share, because to include them would be anti-dilutive.
     A. H. Belo Stock Option Activity
     The following table summarizes the stock option activity under A. H. Belo’s long-term incentive plan for the period ended March 31, 2011:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Oustanding at December 31, 2010	2,191,736	$16.77
Granted	—	$—
Exercised	—	$—
Canceled	(4,500)	$2.05

Outstanding at March 31, 2011	2,187,236	$16.80

Vested and exercisable at March 31, 2011	1,915,484	$18.72

     A. H. Belo RSU Activity
     Under A. H. Belo’s long-term incentive plan, the Board of Directors has awarded RSUs that vest over a period of one to three years. Upon vesting, the RSUs will be redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. A liability is recorded for the portion of the RSUs to be redeemed in cash and as of March 31, 2011, the liability for the cash portion of the redemption was $2,119. During the vesting period, holders of service-based RSUs and RSUs with performance conditions where the performance conditions have been met participate in A. H. Belo dividends declared by receiving payments for dividend equivalents. Such dividend equivalents are recorded as components of share-based compensation. The RSUs do not have voting rights.

The following table summarizes the RSU activity under A. H. Belo’s long-term incentive plan for the period ended March 31, 2011:

		Issuance			Weighted-
		of	RSUs	Cash Payments	Average Price
		Common	Redeemed	at Closing Price	on Date of
	Total RSUs	Stock	in Cash	of Stock ($000)	Grant
Non-vested at December 31, 2010	1,018,452				$6.36
Granted	369,956				$6.42
Vested	(367,801)	220,661	147,140	$1,129	$7.67
Canceled	(8,078)				$6.19

Non-vested at March 31, 2011	1,012,529				$5.46

Long-term incentive plan expense for the three months ended March 31, 2011 and 2010 consists of the following:

	A. H. Belo
	Equity Awards
					Belo
				Cash	Corp.	Total
				Awards for	Equity	Incentive
	Options	RSUs	Total	RSUs	Awards	Awards
2011	$58	$997	$1,055	$455	$72	$1,582
2010	$(433)	$(1,739)	$1,306	$1,015	$356	$2,677
     In the three months ended March 31, 2011, all pre-Distribution options and RSUs issued by Belo Corp. to Company employees were fully vested and the Company will no longer recognize expense for these awards in future periods.
Note 3: Pension and Other Retirement Plans
     On October 6, 2010, the Company and Belo Corp. entered into the Transfer Agreement whereby the Company and Belo agreed to split the assets and liabilities of the GBD Pension Plan, allowing the Company to establish separate pension plans and serve as sponsor of these plans. On January 1, 2011, the Company established the A. H. Belo Pension Plans I and II (collectively the “A. H. Belo Pension Plans”) which account for the transferred assets and obligations associated with current and former employees of the Company that participated in the GBD Pension Plan. A. H. Belo Pension Plan I provides benefits to certain employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain employees at The Providence Journal. In the fourth quarter of 2010, the Company recorded a loss of $132,346, based on the December 31, 2010 estimated GBD Pension Plan assets of $227,246 and projected benefit obligations of $359,592 to be transferred to the A. H. Belo Pension Plans. As of March 31, 2011, the assets and liabilities to be allocated to the A. H. Belo Pension Plans from the GBD Pension Plan had not been finalized. The Company expects the allocation to be finalized in the second quarter of 2011. No additional benefits are accruing under the A. H. Belo Pension Plans, as future benefits were frozen prior to the plans’ effective date. During January 2011, the Company made a contribution of $8,733 to the GBD Pension Plan to settle required contributions associated with the Transfer Agreement, $3,410 of this payment came from A. H. Belo funds held by Belo for future pension contributions. During the first quarter of 2011, the Company made a discretionary contribution of $30,000 to the A. H. Belo Pension Plans, directly reducing the unfunded projected pension obligation assumed by the A. H. Belo Pension Plans. After this discretionary contribution, the minimum required contributions for the remainder of 2011 are estimated to be $16,600.

     In January 2011, the A. H. Belo Pension Plans received $215,235, or 95 percent, of the estimated assets to be transferred from the GBD Pension Plan and the remaining amounts are expected to be received upon the final reconciliation in the second quarter of 2011. The assets received are invested in equity and fixed income funds held under a collective trust. The following table sets forth by level, within the fair value hierarchy, the fair value of the assets held in trust by the A. H. Belo Pension Plans as of March 31, 2011:

	Fair Value Measurements as of March 31, 2011
	Quoted Prices in
	Active Market	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Description
Cash	$1,779	$—	$—	$1,779
Money market funds	400	—	—	400
Fixed income:				—
Held in mutual funds	—	99,882	—	99,882
Equity:				—
Held in mutual funds	—	144,910	—	144,910

Total plan assets	$2,179	$244,792	$—	$246,971

     Inputs and valuation techniques used to measure the fair value of plan assets vary according to the type of asset being valued.
     Fair values of equity securities and fixed income securities held in units of pooled funds are based on net asset value (“NAV”) of the units of the pooled fund determined by the fund manager. Pooled funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors than retail mutual funds. As pooled funds are typically only accessible by institutional investors, the NAV is not readily observable by non-institutional investors.
     Equity securities held through units in pooled funds are monitored as to issuer and industry. As of March 31, 2011, there were no significant concentrations of equity or debt securities in any single issuer or industry.
     The Company has estimated net periodic pension expense for 2011 based on the projected pension obligations assumed by the A. H. Belo Pension Plans. Components of net periodic pension expense for the three months ended March 31, 2011 were as follows:

Three Months
Ended
March 31, 2011
Interest costs	$4,675
Return on plan assets (estimated)	(4,175)

Net expense	$500

     In 2010, Company employees participated in the GBD Pension Plan, and the Company accounted for its pension obligations under the accounting guidance established for multiemployer plans. Pension expense recorded for the three months ended March 31, 2010 was $4,072.
     Other Defined Contribution Plans. In the three months ended March 31, 2011, the Company announced that it would provide a 1.5 percent match of employee 401(k) contributions occurring in the first two quarters of 2011. No match was provided in 2010. For the three months ended March 31, 2011 and 2010, the Company recorded $421 and $0, respectively, of expense associated with its 401(k) plan.
      Expense associated with the A. H. Belo Pension Transition Supplement Plan and the A. H. Belo Pension Transition Supplement Restoration Plan (collectively the “Pension Transition Plans”), was $1,185 and $1,278 for the three months ended March 31, 2011 and 2010, respectively.

Note 4: Contingencies
     On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. Plaintiffs have moved for reconsideration. The Company believes the lawsuit is without merit and is vigorously defending against it.
     In addition to the proceedings disclosed above, a number of other legal proceedings are pending against A. H. Belo, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity, or financial condition.
Note 5: Investments
     The Company owns various non-controlling interests in third party entities and records these interests under the equity or cost method of accounting. Under the equity method, the Company records its share of the investee’s earnings/(losses) each period. Under the cost method, the Company records earnings or losses when the amounts are realized. The following represents the non-controlling interests held by the Company:

	March 31, 2011	December 31, 2010
Equity method investments	$16,178	$15,899
Cost method investments	762	762

Total investments	$16,940	$16,661

     Investments accounted for under the equity method include the following:
•	Belo Investment, LLC (“Belo Investment”) — A. H. Belo and Belo each own a 50 percent interest in Belo Investment. In connection with the February 2008 Distribution, Belo Investment was formed to hold certain real properties including The Belo Building, related parking sites, and other downtown Dallas real estate. A third party real estate services firm, engaged by Belo Investment, manages The Belo Building and its other real estate holdings, and the Company and Belo equally share the operating costs associated with these properties.

•	Classified Ventures, LLC (“Classified Ventures”) — A. H. Belo and Belo, through subsidiaries, jointly own 6.6 percent of Classified Ventures, a joint venture in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The two principal online businesses Classified Ventures operates are www.cars.com and www.apartments.com.
Note 6: Goodwill and Intangible Assets
     The Company has recorded intangible assets in its balance sheet consisting of goodwill and subscriber lists from its previous acquisitions. The carrying value of goodwill was $24,582, net of cumulative impairment losses of $439,509, as of March 31, 2011 and December 31, 2010. The remaining goodwill is recorded at The Dallas Morning News reporting unit. The recorded value of subscriber lists, which are amortized over an 18 year period, are as follows:

	Total Subscriber	The Dallas	The Providence	The Press-
	Lists	Morning News	Journal	Enterprise
Gross balance at December 31, 2010	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(92,635)	(22,896)	(60,480)	(9,259)

Net balance at December 31, 2010	$22,189	$—	$18,218	$3,971

Gross balance at March 31, 2011	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(93,945)	(22,896)	(61,574)	(9,475)

Net balance at March 31, 2011	$20,879	$—	$17,124	$3,755

Note 7: Long-term Debt
     The Company operates with a Credit Agreement (“Credit Agreement”) that has a total commitment of $25,000. The Credit Agreement is subject to a borrowing base comprised of eligible accounts receivable and inventory, which determines the available borrowing capacity. On May 2, 2011, A. H. Belo Corporation entered into the Fifth Amendment to its Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. and Capital One, N.A. (“Fifth Amendment”). Among other matters, the Fifth Amendment to the Credit Agreement extends the maturity date of the credit facility from September 30, 2012 to September 30, 2014, allows the Company to pay annual cash dividends (subject to the fixed charge coverage ratio and $12,500 of borrowing availability if borrowings are outstanding), and removes the restrictions on capital expenditures. In addition, under this Fifth Amendment, if borrowing availability falls below $7,500, a fixed charge coverage ratio covenant of 1:1 will apply. As long as no borrowings are outstanding under the revolving credit facility, the Fifth Amendment permits the Company to pay non-required pension contributions, declare special dividends, and buy back shares of the Company’s common stock. The Fifth Amendment also makes other amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 relating to cash management procedures for the Company’s deposit accounts.
     At March 31, 2011 and December 31, 2010, the Company had eligible collateral to secure the Credit Agreement of $32,741 and $40,471, respectively, resulting in a borrowing base of $25,000 for both periods. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $20,005 and $19,976 of borrowing capacity available under the Credit Agreement as of March 31, 2011 and December 31, 2010, respectively. The Company had no borrowings under the revolving credit facility during 2010 or 2011.
Note 8: Fair Value Measurements
     On March 3, 2011, the Company completed the purchase of the personal residence of a Company officer pursuant to a retention and relocation arrangement. The residence was recorded at an estimated fair value of $2,696, based on a purchase price of $3,096 and net of anticipated holding and selling costs of $400. The estimated holding and selling costs were included in earnings for the three months ended March 31, 2011.
     The following presents the assets and liabilities by major category that are measured at fair value on a nonrecurring basis during the period, as required by Accounting Standards Codification No. 820, Fair Value Measurements.

Fair Value Measurements Using
		Quoted Price in	Significant
		Active Markets	Other	Significant
	Three Months	for Indentical	Observable	Unobservable
	Ended	Assets	Inputs	Inputs	Total Gains
(in thousands)	March 31, 2011	(Level I)	(Level II)	(Level III)	(Losses)
Assets held for sale	$2,696	$—	$—	$2,696	$(400)
Note 9: Income Taxes
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
     The Company recognized income tax expense of approximately $420 and $728 for the three months ended March 31, 2011 and 2010, respectively, representing effective income tax rates of (6.7) percent and (8.7) percent, respectively. The tax expense for the three months ended March 31, 2011 is primarily attributable to the Texas margin tax and changes in the valuation allowance.
     The Company currently projects taxable losses for the year 2011 for federal and state income tax purposes in certain jurisdictions. Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards begin to expire in the years 2029 if not utilized.
     The applicable accounting guidance places a threshold for recognition of deferred tax assets including net operating loss carryforwards. Based on such criteria, the Company established a valuation allowance against the deferred tax assets in certain jurisdictions, as it was more likely than not the benefit resulting from these deferred tax assets would not be realized. The factors used to assess the likelihood of realization of the deferred tax assets include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense. The change in deferred tax assets for the three months ended March 31, 2011, is partially offset by a corresponding increase in the valuation allowance of approximately $2,089.
     The Company records a tax benefit from uncertain tax positions when it is more likely than not the positions will be sustained by taxing authorities based on the technical merits of those positions. As of March 31, 2011, the Company recorded $356 in reserves for uncertain tax positions. The Company recognizes interest and penalties related to these reserves in interest expense.

     On December 31, 2010, the Company recorded a receivable from Belo of $3,549 related to a carryback of the Company’s taxable net operating losses on Belo’s federal income tax return which was filed in the fourth quarter of 2010. During March 2011, Belo received the refund and the receivable from Belo has been collected.
Note 10. Subsequent Events
     Declaration of Dividend
     On May 2, 2011, the Company declared a second quarter dividend of $0.06 per share on Series A and Series B common stock outstanding to be paid on June 3, 2011 to shareholders of record on May 16, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unless the context requires otherwise, all dollar amounts in the Quarterly Report on Form 10-Q are in thousands, except per share amounts.)
The following information should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes filed as part of this report.
Overview
     A. H. Belo Corporation, headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four daily newspapers and several associated Web sites. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.projo.com), the oldest continuously-published daily newspaper in the U.S. and winner of four Pulitzer Prizes; The Press-Enterprise (www.pe.com) (Riverside, CA), serving the Inland Southern California region and winner of one Pulitzer Prize; and the Denton Record-Chronicle (www.dentonrc.com). The Company publishes various specialty publications targeting niche audiences, and its partnerships and/or investments include the Yahoo! Newspaper Consortium and Classified Ventures, LLC, owner of www.cars.com. A. H. Belo also owns and operates commercial printing, distribution and direct mail businesses.
     The Company was spun off from Belo Corp. effective February 8, 2008 through a pro-rata stock dividend to Belo shareholders. As a consequence, A. H. Belo became a separate public company on that date. Following the Distribution, Belo has no further ownership interest in A. H. Belo or in any newspaper or related businesses, and A. H. Belo has no ownership interest in Belo or in any television station or related businesses, but continues to conduct limited business with Belo. A. H. Belo’s relationship with Belo is now governed by a separation and distribution agreement and several ancillary agreements. A. H. Belo and Belo also co-own certain downtown Dallas real estate and several investments associated with their respective businesses.
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
Overview of Significant Activity in the Three Months Ended March 31, 2011
•	During January 2011, the Company made a contribution of $8,733 to the GBD Pension Plan to settle required contributions associated with the Transfer Agreement. During the first quarter of 2011, the Company made a discretionary contribution of $30,000 to the A. H. Belo Pension Plans, directly reducing the unfunded projected pension obligation assumed by the A. H. Belo Pension Plans.

•	The Company received $3,549 from Belo for the carryback of the Company’s taxable net operating losses against Belo’s taxable income from prior years. This amount had been recorded as a reduction of tax expense and a receivable from Belo in 2010.

•	On March 3, 2011, the Company completed the purchase of the personal residence of a Company officer pursuant to a retention and relocation arrangement. The residence was recorded at an estimated fair value of $2,696, net of anticipated holding and selling costs of $400.

•	The Company recorded a gain of $729 for the sale of stock received in exchange for the Company’s shares of a previously impaired investment.

•	The Dallas Morning News received a sales tax refund, resulting in an expense reduction of $591.

•	The Company completed funding the settlement related to litigation brought by former independent home delivery contractors of The Press-Enterprise. During the three months ended March 31, 2011, the Company funded $532, net of insurance proceeds.

•	The Company recorded expense of $421 after announcing that it would provide a 1.5 percent match of employee 401(k) contributions occurring in the first two quarters of 2011. No match was provided in 2010.

•	The Company received a summary judgment in its favor, dismissing a lawsuit mainly consisting of employment claims of unlawful discrimination and ERISA violations.

•	The Dallas Morning News re-launched its flagship Web site, www.dallasnews.com, with an improved design and released an upgraded iPhone application and its first iPad application. Access to digital content remains free for home delivery subscribers of The Dallas Morning News, but a monthly subscription fee is charged to digital only subscribers.

Results of Operations
Condensed Consolidated Results of Operations
     The table below presents the Company’s components of consolidated loss for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
		Percentage
	2011	Change	2010

Revenues
Advertising	$67,936	(5.9)%	$72,186
Circulation	35,052	(1.5)%	35,586
Printing and distribution	9,187	15.0%	7,986

Total revenue	112,175	(3.1)%	115,758
Operating costs and expenses	119,542	(3.6)%	123,980
Other income (expense), net	1,060	(695.5)%	(178)

Loss before income taxes	(6,307)	(24.9)%	(8,400)
Income tax expense	420	(42.3)%	728

Net loss	$(6,727)	(26.3)%	$(9,128)

Newspaper Revenues
     The Dallas Morning News
     The table below presents the components of The Dallas Morning News net operating revenues for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
		Percent			Percent
		of Total	Percentage		of Total
	2011	Revenues	Change	2010	Revenues

Advertising	$44,673	60.6%	-1.4%	$45,311	61.1%
Display	17,860		-9.3%	19,695
Classified	7,419		2.9%	7,210
Preprints	13,719		1.9%	13,469
Digital	5,675		14.9%	4,937

Circulation	23,502	31.8%	0.3%	23,437	31.6%

Printing and distribution	5,642	7.6%	4.9%	5,379	7.3%

	$73,817	100.0%	-0.4%	$74,127	100.0%

     Advertising revenues decreased $638, or 1.4 percent, in the three months ended March 31, 2011 due to a decline in display advertising revenue. The Dallas Morning News’ display advertising decreased by $1,835 or 9.3 percent in the three months ended March 31, 2011 as a result of declines in retail and general advertising.
     Classified advertising revenues increased $209, or 2.9 percent, in the three months ended March 31, 2011. This increase is attributable to increases in employment, automotive and real estate classified volumes.

     Preprint advertising revenues increased by $250, or 1.9 percent in the three months ended March 31, 2011. Preprint advertising revenues are comprised of preprinted newspaper inserts and preprinted mail advertisements.
     Digital advertising revenues are primarily comprised of Internet advertising, employment advertising and automotive classified advertising on The Dallas Morning News’ Web sites, including its affiliation with www.cars.com. Revenues increased $738 or 14.9 percent in the three months ended March 31, 2011 due to increases in local Internet and Internet auto classified revenue.
      Advertising revenue from The Dallas Morning News niche publications Briefing, Al-Dia and Quick, was $5,320, an increase of 17.6 percent, for the three months ended March 31, 2011. These revenues are a component of total display, classified, preprint and digital revenues of The Dallas Morning News discussed above.
     Circulation revenues increased $65 or 0.3 percent in the three months ended March 31, 2011. Home delivery revenue increased, but was partially offset by a decrease in single copy revenue.
     Printing and distribution revenues increased $263, or 4.9 percent, in the three months ended March 31, 2011, and consist of commercial printing and distribution services, primarily for large national newspapers and other specialty newspapers. The Company also provides direct mail services.
     The Providence Journal
     The table below presents the components of The Providence Journal net operating revenues for the three months ended March 31, 2011 and 2010:

		Three Months Ended March 31,
		Percent			Percent
		of Total	Percentage		of Total
	2011	Revenues	Change	2010	Revenues

Advertising	$12,413	56.4%	-15.0%	$14,595	60.6%
Display	4,289		-15.1%	5,049
Classified	3,423		-19.8%	4,267
Preprints	3,077		-8.5%	3,364
Digital	1,624		-15.2%	1,915

Circulation	8,136	36.9%	-5.0%	8,563	35.5%

Printing and distribution	1,474	6.7%	58.3%	931	3.9%

	$22,023	100.0%	-8.6%	$24,089	100.0%

     Advertising revenues decreased by $2,182, or 15.0 percent, in the three months ended March 31, 2011 due to declines in substantially all categories. Display advertising decreased by $760, or 15.1 percent, in the three months ended March 31, 2011 as a result of a decline in retail advertising, partially offset by an increase in general advertising.
     Classified advertising revenues decreased $844, or 19.8 percent, in the three months ended March 31, 2011, due to declines in the other, real estate and employment categories, partially offset by increases in gains in automotive.
     Preprint advertising revenues decreased by $287, or 8.5 percent in the three months ended March 31, 2011. The decline in revenue in the three months ended March 31, 2011 is attributable to a decline in preprinted insert volumes, partially offset by an increase in preprinted mail revenue volumes.
     Digital advertising revenue decreased $291, or 15.2 percent in the three months ended March 31, 2011, primarily consists of retail display advertising and online classified advertising, including auto, real estate, employment, legal and obituaries as major categories.

Reduced volumes in general classified, employment and real estate categories contributed to the three months ended March 31, 2011 revenue declines.
     Circulation revenues decreased $427, or 5.0 percent, in the three months ended March 31, 2011. The decrease reflects lower home delivery and lower single-copy revenue.
     Printing and distribution revenue increased by $543, or 58.3 percent in the three months ended March 31, 2011 due to The Providence Journal’s continued expansion of single copy distribution services for large national and local newspapers. The Providence Journal has also increased its commercial printing services to include a major metro newspaper, which also contributed to growth.
The Press-Enterprise
     The table below presents the components of The Press-Enterprise net operating revenues for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
		Percent			Percent
		of Total	Percentage		of Total
	2011	Revenues	Change	2010	Revenues

Advertising	$10,850	66.4%	-11.6%	$12,280	70.0%
Display	2,783		-15.5%	3,295
Classified	3,275		-23.7%	4,295
Preprints	3,293		3.1%	3,195
Digital	1,499		0.3%	1,495

Circulation	3,414	20.9%	-4.8%	3,586	20.4%

Printing and distribution	2,071	12.7%	23.6%	1,676	9.6%

	$16,335	100.0%	-6.9%	$17,542	100.0%

     Advertising revenues decreased by $1,430, or 11.6 percent in the three months ended March 31, 2011 due to declines in display and classified advertising. Display advertising decreased by $512, or 15.5 percent, in the three months ended March 31, 2011 as a result of declines in retail and general advertising, due to reduced volumes in national accounts.
     Classified advertising revenues decreased $1,020, or 23.7 percent, in the three months ended March 31, 2011 due to decreased volumes, primarily in legal advertisements.
     Preprint advertising revenues increased $98, or 3.1 percent due to new initiatives and new and expanded products.
     Circulation revenues decreased $172, or 4.8 percent, in the three months ended March 31, 2011, reflecting lower home delivery and single-copy revenue.
     Printing and distribution revenues increased by $395, or 23.6 percent, in the three months ended March 31, 2011, due to The Press-Enterprise’s expansion of its commercial printing and distribution services.

Operating Costs and Expenses

	Three Months Ended March 31,
		Percentage
	2011	Change	2010

Salaries, wages and employee benefits	$50,495	(10.2)%	$56,254
Other production, distribution and operating costs	45,652	(0.8)%	46,030
Newsprint, ink and other supplies	14,502	29.2%	11,222
Depreciation	7,583	(17.3)%	9,164
Amortization	1,310	—%	1,310

Total operating costs and expenses	$119,542	(3.6)%	$123,980

     For the three months ended March 31, 2011, when compared to the same period in 2010, the Company’s operating costs and expenses decreased $4,438 or 3.6 percent. Salaries and wages decreased due to lower salaries, lower share-based compensation and lower pension expense. Pension expense decreased $3,665, as the Company no longer follows multi-employer pension accounting related to its participation in the GBD Pension Plan and is now following single employer accounting related to the A. H. Belo Pension Plans. Other production, distribution and operating costs decreased $378, including a net sales tax refund of $591. Newsprint, ink and other supplies increased $3,280 or 29.2 percent. This increase is related to an increase in newsprint consumed and cost per metric ton. During the three months ended March 31, 2011, the Company’s publishing operations used approximately 16,935 metric tons of newsprint at an average cost of $636 per metric ton. Consumption of newsprint for the same period in 2010 was approximately 16,142 metric tons, at an average cost of $524 per metric ton. The increase in newsprint consumption is related to increased commercial printing contracts. Depreciation expense decreased due to lower levels of depreciable assets.
Interest Expense
     Interest expense increased $4, or 0.2 percent during the three months ended March 31, 2011, compared to the same period in 2010. The Company had no borrowings outstanding during the periods presented. Interest expense arises from amortization of the fees from the Credit Agreement, letter of credit fees and interest expense on reserves recorded for uncertain tax positions.
Other Income, Net
     Other income, net increased $1,242 for the three months ended March 31, 2011, compared to the same period in 2010. The increase is primarily due to the receipt of $729 related to the sale of an investment that had been previously written off and an increase of $279 related to income in equity-method investments.
Income Taxes
     Income tax expense decreased approximately $308 for the three months ended March 31, 2011, compared to the same period in 2010. The tax expense for the three months ended March 31, 2011, is primarily attributable to the Texas margin tax and changes in the valuation allowance. The Company currently projects taxable losses in certain jurisdictions for the year 2011. The quarter’s change in deferred tax assets is partially offset by a corresponding increase in the valuation allowance of approximately $2,089 for the three months ended March 31, 2011.
     Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards will begin to expire in 2029 if not utilized. The applicable accounting guidance places a threshold for recognition of deferred tax assets including net operating loss carryforwards. Based on such criteria, the Company records a valuation allowance against the deferred tax assets in certain jurisdictions, as it is more likely than not that the benefit resulting from these deferred tax assets would not be realized. The factors used to assess the likelihood of realization of the deferred tax assets include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense. The Company continues to evaluate the more likely than not threshold for recognition of its deferred tax assets and records adjustments as necessary.

Liquidity and Capital Resources
     The Company has sufficient access to liquidity from several sources, such as operations, existing liquid assets and from unused borrowing capacity under its Credit Agreement, to meet its foreseeable liquidity needs.
     The table below reflects the Company’s sources of liquidity as of March 31, 2011:

Sources of Liquidity	March 31, 2011
Cash and cash equivalents	$51,566
Accounts receivable, net	42,032
Unused borrowing capacity	20,005

Total	$113,603

     The Company operates with a Credit Agreement (“Credit Agreement”) that has a total commitment of $25,000. The Credit Agreement is subject to a borrowing base comprised of eligible accounts receivable and inventory, which determines the available borrowing capacity. On May 2, 2011, A. H. Belo Corporation entered into the Fifth Amendment to its Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. and Capital One, N.A. (“Fifth Amendment”). Among other matters, the Fifth Amendment to the Credit Agreement extends the maturity date of the credit facility from September 30, 2012 to September 30, 2014, allows the Company to pay annual cash dividends (subject to the fixed charge coverage ratio and $12,500 of borrowing availability if borrowings are outstanding), and removes the restrictions on capital expenditures. In addition, under this Fifth Amendment, if borrowing availability falls below $7,500, a fixed charge coverage ratio covenant of 1:1 will apply. As long as no borrowings are outstanding under the revolving credit facility, the Fifth Amendment permits the Company to pay non-required pension contributions, declare special dividends, and buy back shares of the Company’s common stock. The Fifth Amendment also makes other amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 relating to cash management procedures for the Company’s deposit accounts.
     At March 31, 2011 and December 31, 2010, the Company had eligible collateral to secure the Credit Agreement of $32,741 and $40,471, respectively, resulting in a borrowing base of $25,000 for both periods. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $20,005 and $19,976 of borrowing capacity available under the Credit Agreement as of March 31, 2011 and December 31, 2010, respectively. The Company had no borrowings under the revolving credit facility during 2010 or 2011.
Operating Cash Flows
     Net cash used in operations was $33,913, compared to net cash provided by operations of $18,697 for the three month periods ended March 31, 2011 and 2010, respectively. The decrease in cash flows from operations includes a payment of $8,733, of which $3,410 came from A. H. Belo funds held by Belo for future pension payments, made to the GBD Pension Plan to settle required contributions associated with the Transfer Agreement and a discretionary contribution of $30,000 to the A. H. Belo Pension Plans. Other changes in net cash used in operations include a payment made for funding of the Pension Transition Plans of $5,318, the purchase of a personal residence of a Company officer pursuant to a retention and relocation arrangement, with a carrying value of $2,696 and for the final funding of a legal settlement, net of insurance proceeds, of $532. The Company received a net sales tax refund of $591 and $3,549 of proceeds from Belo for the carryback of the Company’s taxable net operating loss against Belo’s taxable income from prior years.
     Management believes that current working capital, cash flow provided by operations and the ability to borrow under the Company’s Credit Agreement is adequate to fund its current obligations.
Investing Cash Flows
     Net cash flows used for investing activities were $812 and $336 for the three month periods ended March 31, 2011 and 2010, respectively. Cash flows used in investing activities are primarily attributable to capital expenditures of $1,528 in 2011 and $793 in 2010. In 2011, the Company received proceeds of $729 from the recovery of a previous impaired investment.
     In 2011, the Company expects to incur total capital expenditures of $13,000 to $15,000.
Financing Cash Flows
     The Company did not receive or use any cash related to financing activities for the three months ended March 31, 2011 and 2010. On May 2, 2011, the Company declared a second quarter dividend of $0.06 per share on Series A and Series B common stock outstanding to be paid on June 3, 2011 to shareholders of record on May 16, 2011.
Contractual Obligations
     During the three months ended March 31, 2011, the Company made a contribution to the GBD Pension Plan of $8,733, of which $3,410 came from A. H. Belo funds held on deposit by Belo for pension contributions, to settle required contributions associated with the Transfer Agreement. The Company also made a discretionary contribution of $30,000 to the A. H. Belo Pension Plans. Over the next twelve months, the Company expects to make required contributions of approximately $26,000 to the A. H. Belo Pension Plans and the Pension Transition Plans.
     Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 11, 2011 with the Securities and Exchange Commission.
Critical Accounting Policies and Estimates
     Through December 31, 2010, the Company accounted for its pension obligations under accounting guidance for multiemployer pension plans under which it recognized as net pension cost the required contribution for each period and recognized as a liability any reimbursement obligation due and unpaid. On October 6, 2010, the Company and Belo entered into a Pension Plan Transfer Agreement agreeing to split the GBD Pension Plan. Under the Transfer Agreement, the GBD Pension Plan assets and liabilities related to current and former Company employees were transferred into two newly established pension plans, sponsored solely by the Company, effective January 1, 2011, having similar terms to the GBD Pension Plan. Accordingly, the Company recognized a loss for the unfunded projected benefit obligation related to the current and former employees transferred to the A. H. Belo Pension Plans, as the liability was probable and could be estimated. In 2011, the Company follows accounting guidance for single employer defined benefit plans, which requires companies to record the funded position of the plans. Certain changes in actuarial valuations are required to be recorded to other comprehensive income and recognized into earnings over future periods. Since the unfunded projected benefit obligation was recognized in the fourth quarter of 2010, other comprehensive loss does not include any prior service costs. Prior to the effective date of the A. H. Belo Pension Plans, benefits were frozen to participants and accordingly, the Company does not recognize any service costs related to these plans.
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
     Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; challenges in achieving expense reduction goals in a timely manner, and the resulting potential effect on operations; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; consumer acceptance of new products and business initiatives; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures and investments; returns on pension plan assets; general economic conditions; significant armed conflict; and other factors beyond our control, as well as other risks described elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and in the Company’s other public disclosures, and filings with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Other than as disclosed, there have been no material changes in A. H. Belo’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
     (b) Changes in internal controls. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. Plaintiffs have moved for reconsideration. The Company believes the lawsuit is without merit and is vigorously defending against it.
     In addition to the foregoing, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial position of the Company.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Company’s 2010 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There have been no unregistered sales of the Company’s equity securities during the period covered by this report. In addition, there have been no Company purchases of securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved
Item 5. Other Information
     On May 2, 2011, A. H. Belo Corporation entered into the Fifth Amendment to its Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. and Capital One, N.A. Among other matters, the Fifth Amendment to the Credit Agreement extends the maturity date of the credit facility from September 30, 2012 to September 30, 2014, allows the Company to pay annual cash dividends (subject to the fixed charge coverage ratio and $12,500 of borrowing availability if borrowings are outstanding), and removes the restrictions on capital expenditures. In addition, under this Fifth Amendment, if borrowing availability falls below $7,500, a fixed charge coverage ratio covenant of 1:1 will apply. As long as no borrowings are outstanding under the revolving credit facility, the Fifth Amendment permits the Company to pay non-required pension contributions, declare special dividends, and buy back shares of the Company’s common stock. The Fifth Amendment also makes other amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 relating to cash management procedures for the Company’s deposit accounts.
     The foregoing is qualified in its entirety by the full text of the Fifth Amendment to the Credit Agreement which is filed as Exhibit 10.1(9) hereto and is incorporated herein by reference.

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

Exhibit Number	Description

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

(4)* Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 (Exhibit 10.2 to the February 2, 2009 From 8-K)

(a) First Amendment to Amended and Restated Security Agreement dated as of May 2, 2011 (See Exhibit 10.1(9) below)

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

(7)* Third Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2010 (Exhibit 10.1(7) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010 (Securities and Exchange Commission File No. 001-33741))

(8)* Fourth Amendment to the Amended and Restated Credit Agreement dated as of March 10, 2011, (Exhibit 10.1(8) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

(9) Fifth Amendment to the Amended and Restated Credit Agreement and First Amendment to Amended and Restated Security Agreement dated as of May 2, 2011

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

Exhibit Number	Description
	~	(2)	* A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)

	*	(a)
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
Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011, (Securities and Exchange Commission File No. 001-33741))

	~	(3)	* A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8-K)

	*	(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 From 8-K)

	~	(4)	* A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)

	*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)

	~	(5)
* John C. McKeon Retention and Relocation Agreement effective September 22, 2010 (Exhibit 10.2(5) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

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

(5)*
Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-33741) (the “October 8, 2010 Form 8-K”))

(6)*
Agreement among the Company, Belo Corp., and The Pension Benefit Guaranty Corporation, effective March 9, 2011, (Exhibit 10.3(6) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

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

A. H. BELO CORPORATION
May 4, 2011	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer)

May 4, 2011	By:	/s/ Michael N. Lavey
Michael N. Lavey
Vice President/Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(4)(a)	First Amendment to Amended and Restated Security Agreement dated as of May 2, 2011 (See Exhibit 10.1(9) below)

10.1(9)	Fifth Amendment to the Amended and Restated Credit Agreement dated as of May 2, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002