Form 10-Q
period 2011-06-30
A. H. Belo CORP
filed 2011-07-28
CIK 1413898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2011
Common Stock, $.01 par value	21,539,753

*	Consisting of 19,148,250 shares of Series A Common Stock and 2,391,503 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Removed and Reserved	23
Item 5. Other Information	23
Item 6. Exhibits	24
Signatures	27
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
A. H. Belo Corporation and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts (unaudited)	2011	2010	2011	2010

Net Operating Revenues
Advertising	$69,869	$77,004	$137,805	$149,190
Circulation	34,899	35,456	69,950	71,042
Printing and distribution	9,718	9,110	18,906	17,097

Total net operating revenues	114,486	121,570	226,661	237,329
Operating Costs and Expenses
Salaries, wages and employee benefits	48,099	56,817	98,594	113,071
Other production, distribution and operating costs	43,228	47,034	88,879	93,066
Newsprint, ink and other supplies	15,071	12,492	29,573	23,713
Depreciation	8,256	8,441	15,839	17,605
Amortization	1,310	1,310	2,620	2,620
Pension plan withdrawal	1,988	—	1,988	—

Total operating costs and expenses	117,952	126,094	237,493	250,075

Loss from operations	(3,466)	(4,524)	(10,832)	(12,746)
Other Income (Expense), Net
Interest expense	(172)	(203)	(378)	(406)
Other income, net	446	5,967	1,711	5,992

Total other income (expense), net	274	5,764	1,333	5,586

Income/(loss) before income taxes	(3,192)	1,240	(9,499)	(7,160)
Income tax expense	3,630	1,411	4,049	2,139

Net loss	$(6,822)	$(171)	$(13,548)	$(9,299)

Net loss per share:
Basic and diluted	$(0.32)	$(0.01)	$(0.63)	$(0.45)
Weighted average shares outstanding:
Basic and diluted	21,512	20,950	21,448	20,860
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

In thousands, except share amounts (unaudited)	June 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$50,057	$86,291
Accounts receivable (net of allowance of $3,335 and $3,853 at June 30, 2011 and December 31, 2010, respectively)	40,796	56,793
Funds held by Belo Corp. for future pension payments	—	3,410
Inventories	12,349	12,646
Deferred income taxes, net	1,393	1,394
Assets held for sale	7,964	5,268
Prepaids and other current assets	8,870	7,157

Total current assets	121,429	172,959

Property, plant and equipment at cost:
Land	26,789	26,789
Buildings and improvements	206,969	207,486
Publishing equipment	277,815	281,254
Other	139,602	139,580
Construction in process	6,294	5,520

Total property, plant and equipment	657,469	660,629
Less accumulated depreciation	494,009	483,953

Property, plant and equipment, net	163,460	176,676

Intangible assets, net	19,569	22,189
Goodwill	24,582	24,582
Investments	17,716	16,661
Deferred income taxes, net	1,816	2,127
Other assets	4,278	4,855

Total assets	$352,850	$420,049

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
A. H. Belo Corporation and Subsidiaries

In thousands, except share amounts (unaudited)	June 30, 2011	December 31, 2010

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,815	$29,159
Accrued compensation and benefits	18,893	17,139
Pension liabilities	—	54,833
Other accrued expenses	13,032	10,309
Advance subscription payments	22,805	23,057

Total current liabilities	68,545	134,497

Long-term pension liabilities	90,704	77,513
Other post-employment benefits	3,340	3,492
Other liabilities	4,045	4,674

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued.	—	—
Common stock, $.01 par value. Authorized 125,000,000 shares
Series A: issued 19,124,108 and 18,896,876 shares at June 30, 2011 and December 31, 2010, respectively	191	188
Series B: issued 2,391,503 and 2,392,074 shares at June 30, 2011 and December 31, 2010, respectively	24	24
Additional paid-in capital	493,088	491,542
Accumulated other comprehensive income	2,262	2,569
Accumulated deficit	(309,349)	(294,450)

Total shareholders’ equity	186,216	199,873

Total liabilities and shareholders’ equity	$352,850	$420,049

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
A. H. Belo Corporation and Subsidiaries

					Accumulated
	Common Stock			Additional	Other
	Series A	Series B		Paid-in	Comprehensive	Accumulated
In thousands, except share amounts (unaudited)	Shares	Shares	Amount	Capital	Income/(Loss)	Deficit	Total

Balance at December 31, 2009	18,248,970	2,507,590	$207	$488,241	$3,364	$(170,215)	$321,597
Net loss	—	—	—	—	—	(9,299)	(9,299)
Other comprehensive loss:
Other post-employment benefits, net of tax	—	—	—	—	(365)	—	(365)

Total comprehensive loss	—	—	—	—	—	—	(9,664)
Issuance of shares for restricted stock units	62,119	—	1	18	—	—	19
Issuance of shares from stock option exercises	208,773	44,290	2	879	—	—	881
Income tax on options	—	—	—	(32)	—	—	(32)
Conversion of Series B to Series A	2,164	(2,164)	—	—	—	—	—
Share-based compensation	—	—	—	1,288	—	—	1,288

Balance at June 30, 2010	18,522,026	2,549,716	$210	$490,394	$2,999	$(179,514)	$314,089

Balance at December 31, 2010	18,896,876	2,392,074	$212	$491,542	$2,569	$(294,450)	$199,873
Net loss	—	—	—	—	—	(13,548)	(13,548)
Other comprehensive loss:
Other post-employment benefits, net of tax	—	—	—	—	(307)	—	(307)

Total comprehensive loss	—	—	—	—	—	—	(13,855)
Issuance of shares for restricted stock units	220,661	—	3	(3)	—	—	—
Issuance of shares from stock option exercises	6,000	—	—	12	—	—	12
Income tax on options	—	—	—	(24)	—	—	(24)
Conversion of Series B to Series A	571	(571)	—	—	—	—	—
Share-based compensation	—	—	—	1,561	—	—	1,561
Dividends	—	—	—	—	—	(1,351)	(1,351)

Balance at June 30, 2011	19,124,108	2,391,503	$215	$493,088	$2,262	$(309,349)	$186,216

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

	Six Months Ended June 30,
In thousands (unaudited)	2011	2010

Operations
Net loss	$(13,548)	$(9,299)

Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	18,459	20,225
(Gain)/loss on disposal of fixed assets	406	(5,373)
Gain on recovery of investment	(729)	—
Earnings on equity method investments	(1,037)	—
Deferred income taxes	279	1,143
Pension plan withdrawal	1,988	—
Employee retirement benefit amortization	(307)	26
Share-based compensation	1,561	1,631
Other non-cash items	322	(948)
Net changes in operating assets and liabilities:
Accounts receivable, net	15,997	17,289
Funds held by Belo for future pension contributions	3,410	8,272
Inventories	(16)	1,428
Assets held for sale	(2,696)	—
Prepaids and other current assets	(1,713)	(619)
Other, net	577	616
Accounts payable	(15,344)	(2,796)
Accrued compensation, benefits and other	1,125	8,757
Pension liabilities	(43,630)	—
Other accrued expenses	2,723	(777)
Advance subscription payments	(252)	(2,502)
Other post employment benefits	(152)	—

Net cash (used in) provided by operations	(32,577)	37,073
Investments
Capital expenditures	(3,083)	(1,946)
Proceeds on the recovery of an impaired investment	729	—
Other, net	36	376

Net cash used for investments	(2,318)	(1,570)
Financing
Dividends and distributions	(1,351)	—
Proceeds from exercise of stock options	12	3

Cash provided by (used in) financing activities	(1,339)	3

Net (decrease) increase in cash and cash equivalents	(36,234)	35,506
Cash and cash equivalents at beginning of period	86,291	24,503

Cash and cash equivalents at end of period	$50,057	$60,009

Supplemental Disclosures
Interest paid	$137	$—

Income taxes paid, net of refunds	$1,019	$2,319

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
     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of A. H. Belo and its subsidiaries have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Transactions between the companies comprising A. H. Belo have been eliminated in the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that according to the applicable accounting guidance all of its operating segments meet the criteria to be aggregated into one reporting segment.
     In the second quarter of 2011, balances previously referred to as Advanced Payments on Property Plant and Equipment are now referred to as Construction in Process.
     Pension Plans. Through December 31, 2010, certain employees and retirees of the Company participated in The G. B. Dealey Retirement Pension Plan (“GBD Pension Plan”), sponsored by Belo. The Company accounted for its pension obligations pursuant to accounting guidance for multiemployer pension plans. Accordingly, the Company recognized as net pension cost the required contribution for each period and recognized as a liability any reimbursement obligation due and unpaid. On October 6, 2010, the Company and Belo entered into a Pension Plan Transfer Agreement (the “Transfer Agreement”), agreeing to split the GBD Pension Plan. Under the Transfer Agreement, the GBD Pension Plan assets and liabilities related to current and former Company employees were transferred into two newly established pension plans, sponsored solely by the Company, effective January 1, 2011, having similar terms to the GBD Pension Plan. Accordingly, in the fourth quarter of 2010, the Company recognized a loss for the unfunded projected benefit obligation transferred to the new pension plans, as the liability was probable and could be estimated. In 2011, the Company follows accounting guidance for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income and recognized into earnings over future periods. Net periodic pension expense is recognized each period by accruing interest expense and the return on assets associated with the projected benefit obligation and the plan assets, respectively. As of the effective date of the new pension plans, benefits to participants remained frozen and accordingly, the Company does not recognize on-going service costs as a component of its net periodic pension expense, Additionally, the unfunded projected benefit obligation was recognized in the fourth quarter of 2010 and other comprehensive loss does not include any prior service costs.

     New Accounting Standards. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04—Fair Value Measurement (Topic 820); Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). ASU No. 2011-04 provides clarity to the fair value definition in order to achieve greater consistency in fair value measurements and disclosures between U.S. GAAP and IFRS. Additional disclosures are required regarding transfers of assets between Level 1 and 2 of the fair value hierarchy and regarding sensitivity of fair values for Level 3 assets. The effective date of this amendment is for fiscal periods beginning after December 15, 2011. The adoption of this amendment is not anticipated to have a material impact on the Company’s financial condition, results of operations or its liquidity.
     In June 2011, the FASB issued ASU No. 2011-05—Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in financial statements. ASU No. 2011-05 gives businesses two options for presenting other comprehensive income. A statement of other comprehensive income can be included with the statement of operations, which together will make a statement of total comprehensive income. Alternatively, businesses can present a statement of comprehensive income separate from a statement of operations, but the two statements will be required to appear consecutively within a financial report. The effective date of this amendment is for fiscal periods beginning after December 15, 2011.The Company is currently evaluating its presentation options. The adoption of this amendment will not impact on the Company’s financial condition, results of operations or its liquidity.
Note 2: Changes in Accounting Estimates
     In the second quarter of 2011, the Company fully depreciated certain property, plant and equipment that was determined to no longer have a remaining useful life. Accordingly, the Company recorded additional depreciation expense of $1,017 in the three months ended June 30, 2011. The Company also revised its estimate of the unfunded projected benefit obligation it has assumed in connection to the withdrawal from the GBD Pension Plan. See Note 5 — Pension and Other Retirement Plans for the changes in this estimate.
Note 3: Exit and Disposal Liabilities
     In the second quarter of 2011, as part of cost containment measures, the Company began staffing reductions at its operations in Providence, Rhode Island and Riverside, California and at The Dallas Morning News North Plant, which are scheduled to occur through the fourth quarter of 2011, resulting in the elimination of approximately 120 positions. The Company estimates severance and employee-related costs associated with these staffing reductions will be approximately $1,221, of which $862 was recorded as a charge to salaries, wages and employee benefits in the second quarter of 2011. Additional severance will be recorded to salaries, wages and employee benefits in future periods, as the liability is incurred. Second quarter payments against this liability totaled $300, resulting in recorded liability of $562 as of June 30, 2011.
Note 4: Long-term Incentive Plans
     On February 8, 2008, A. H. Belo established a long-term incentive plan under which awards were issued to holders of Belo stock options and restricted stock units (“RSUs”) in connection with the Distribution. Subsequent awards may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units or stock appreciation rights. As of June 30, 2011, shares of Series A and B common stock authorized under A. H. Belo’s equity compensation plans were 6,936,384, of which 3,764,357 shares remain available for future awards. The Company considers these awards in the calculation of its basic and diluted earnings per share. Anti-dilutive stock-based awards excluded from the calculation of earnings per share included 3,172,027 options and RSUs for the three and six months ended June 30, 2011 and 3,727,794 options and RSUs for the three and six months ended June 30, 2010.

A. H. Belo Stock Option Activity
     The following table summarizes the stock option activity under A. H. Belo’s long-term incentive plan for the six months ended June 30, 2011:

	Number	Weighted-
	of	Average
	Options	Exercise Price
Outstanding at December 31, 2010	2,191,736	$16.77
Granted	—	—
Exercised	(6,000)	$2.05
Canceled	(66,008)	$19.32

Outstanding at June 30, 2011	2,119,728	$16.74

Vested and exercisable at June 30, 2011	1,847,976	$18.72

A. H. Belo RSU Activity
     Under A. H. Belo’s long-term incentive plan, the Board of Directors has awarded RSUs that vest over a period of one to three years. Upon vesting, the RSUs will be redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. A liability is recorded for the portion of the RSUs to be redeemed in cash and as of June 30, 2011, the liability for the cash portion of the redemption was $2,187. During the vesting period, holders of service-based RSUs participate in A. H. Belo dividends declared by receiving payments for dividend equivalents. The RSUs do not have voting rights. The following table summarizes the RSU activity under A. H. Belo’s long-term incentive plan for the six months ended June 30, 2011:

				Cash
		Issuance		Payments at	Weighted-
		of	RSUs	Closing Price	Average
	Total	Common	Redeemed	of Stock	Price on Date
	RSUs	Stock	in Cash	($000)	of Grant
Non-vested at December 31, 2010	1,018,452				$6.36
Granted	409,726				$7.69
Vested	(367,801)	220,661	147,140	$1,129	$8.68
Canceled	(8,078)				$6.19

Non-vested at June 30, 2011	1,052,299				$6.07

Long-term incentive plan expense (benefit) for the three and six months ended June 30, 2011 and 2010 consists of the following:

	A. H. Belo
	Equity Awards
					Belo
				Cash	Corp.	Total
				Awards for	Equity	Incentive
	Options	RSUs	Total	RSUs	Awards	Awards
Three months ended June 30,
2011	$55	$450	$504	$34	$—	$538
2010	$77	$(95)	$(18)	$(128)	$(425)	$(571)

Six months ended June 30,
2011	$113	$1,448	$1,561	$670	$131	$2,362
2010	$—	$1,288	$1,288	$1,242	$(69)	$2,461

     In the first quarter of 2011, all pre-Distribution options and RSUs issued by Belo Corp. to Company employees were fully vested and the Company no longer recognizes expense for these awards.
Note 5: Pension and Other Retirement Plans
     On October 6, 2010, the Company and Belo Corp. entered into the Transfer Agreement whereby the Company and Belo agreed to split the assets and liabilities of the GBD Pension Plan, allowing the Company to establish separate pension plans and serve as sponsor of these plans. On January 1, 2011, the Company established the A. H. Belo Pension Plans I and II (collectively the “A. H. Belo Pension Plans”) which account for the transferred assets and obligations associated with current and former employees of the Company that participated in the GBD Pension Plan. A. H. Belo Pension Plan I provides benefits to certain employees primarily employed with The Dallas Morning News or the
A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain employees at The Providence Journal. In the second quarter of 2011, the Company and Belo completed the allocation of the GBD Pension Plan assets and liabilities outstanding as of December 31, 2010. The A. H. Belo Pension Plans were allocated $238,327 of plan assets and $363,928 of projected benefit obligations. The net unfunded obligation, in addition to $8,733 of contributions the Company was required to make to the GBD Pension Plan as a result of the Transfer Agreement, resulted in a loss on withdrawal from the GBD Pension Plan of $134,334. The Company recognized $132,346 of this loss in the fourth quarter of 2010 based on preliminary actuarial estimates, and the remaining $1,988 loss was recognized in the second quarter of 2011. No additional benefits are accruing under the A. H. Belo Pension Plans, as future benefits were frozen prior to the plans’ effective date. In January 2011, the A. H. Belo Pension Plans received $215,235 of the estimated assets to be transferred from the GBD Pension Plan and the remaining $23,092 was received in the second quarter of 2011.
     During January 2011, the Company contributed $8,733 to the GBD Pension Plan to settle required contributions associated with the Transfer Agreement, of which $3,410 of this payment came from A. H. Belo funds held by Belo for future pension contributions. In the first quarter of 2011, the Company made a discretionary contribution of $30,000 to the A. H. Belo Pension Plans, directly reducing the unfunded projected pension obligation of the A. H. Belo Pension Plans. A required contribution of $5,896 was made in the second quarter of 2011. The minimum required contributions for the remainder of 2011 are estimated to be $10,409, which were made on July 15, 2011.
     The Company has estimated net periodic pension expense for 2011 based on the plan assets and estimated projected pension obligations assumed by the A. H. Belo Pension Plans. The Company assumes a 6.5 percent long-term return on the plans’ assets. Investment strategies for plans’ assets are based upon factors such as the remaining useful life expectancy of participants and market risks. In 2011, the Company expects between 60 to 70 percent of the plans’ assets to be invested in equity securities and the remaining 30 to 40 percent to be invested in fixed income securities. Projected benefit obligations for the plans are estimated based on the Citigroup Pension Yield Curve, which produced a composite discount rate of 5.3 percent. Components of net periodic pension expense for the three and six months ended June 30, 2011 were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011
Interest costs	$4,675	$9,350
Return on plan assets (estimated)	(4,175)	(8,350)

Net expense	$500	$1,000

     In 2010, Company employees participated in the GBD Pension Plan, and the Company accounted for its pension obligations under the accounting guidance established for multiemployer plans. Pension expense recorded for the three and six months ended June 30, 2010 was $4,200 and $8,272, respectively.
     Other Defined Contribution Plans. In the second quarter of 2011, the Company announced that it would provide a match of employee
401(k) contributions up to 1.5 percent of base salary occurring in the first two quarters of 2011. No match was provided in 2010. For the three and six months ended June 30, 2011, the Company recorded $435 and $856, respectively, of expense associated with its 401(k) plan.
     Expense associated with the A. H. Belo Pension Transition Supplement Plan and the A. H. Belo Pension Transition Supplement Restoration Plan (collectively the “Pension Transition Plans”), was $1,141 and $1,278 for the three months ended June 30, 2011 and 2010, respectively and $2,327 and $2,557 for the six months ended June 30, 2011 and 2010, respectively.

Note 6: Investments
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

	June 30, 2011	December 31, 2010
Equity method investments	$16,936	$15,899
Cost method investments	780	762

Total investments	$17,716	$16,661

     Investments accounted for under the equity method include the following:
•	Belo Investment, LLC (“Belo Investment”) — A. H. Belo and Belo each own a 50 percent interest in Belo Investment. In connection with the February 2008 Distribution, Belo Investment was formed to hold certain real properties including The Belo Building, related parking sites, and other downtown Dallas real estate. A third party real estate services firm, engaged by Belo Investment, manages The Belo Building and its other real estate holdings, and the Company and Belo equally share the operating costs associated with these properties.

•	Classified Ventures, LLC (“Classified Ventures”) — A. H. Belo and Belo, through subsidiaries, jointly own 6.6 percent of Classified Ventures, a joint venture in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The two principal online businesses Classified Ventures operates are www.cars.com and www.apartments.com.
Note 7: Goodwill and Intangible Assets
     The Company has recorded intangible assets consisting of goodwill and subscriber lists from its previous acquisitions. The carrying value of goodwill was $24,582, net of cumulative impairment losses of $439,509, as of June 30, 2011 and December 31, 2010. The remaining goodwill is recorded at The Dallas Morning News reporting unit. The recorded value of subscriber lists, which are amortized over an 18 year period, are as follows:

	Total	The Dallas	The Providence	The Press-
	Subscriber Lists	Morning News	Journal	Enterprise
Gross balance at December 31, 2010	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(92,635)	(22,896)	(60,480)	(9,259)

Net balance at December 31, 2010	$22,189	$—	$18,218	$3,971

Gross balance at June 30, 2011	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(95,255)	(22,896)	(62,667)	(9,692)

Net balance at June 30, 2011	$19,569	$—	$16,031	$3,538

Note 8: Long-term Debt
     The Company operates with a Credit Agreement (“Credit Agreement”) that has a total commitment of $25,000. The Credit Agreement is subject to a borrowing base comprised of eligible accounts receivable and inventory, which determines the available borrowing capacity. On May 2, 2011, the Company entered into the Fifth Amendment to its Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. and Capital One, N.A. (“Fifth Amendment”). Among other matters, the Fifth Amendment to the Credit Agreement extends the maturity date of the credit facility from September 30, 2012 to September 30, 2014, allows the Company to pay annual cash dividends (subject to the fixed charge coverage ratio and $12,500 of borrowing availability if borrowings are outstanding), and removes the restrictions on capital expenditures. In addition, under this Fifth Amendment, if borrowing availability falls below $7,500, a fixed charge coverage ratio covenant of 1:1 will apply. As long as no borrowings are outstanding under the revolving credit facility, the Fifth Amendment permits the Company to make voluntary pension contributions, declare dividends, and repurchase shares of the Company’s common stock. The Fifth Amendment also makes other amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 relating to cash management procedures for the Company’s deposit accounts.

     At June 30, 2011 and December 31, 2010, the Company had eligible collateral to secure borrowings under the Credit Agreement of $30,593 and $40,471, respectively, resulting in a borrowing base of $25,000 for both periods. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $20,021 and $19,976 of borrowing capacity available under the Credit Agreement as of June 30, 2011 and December 31, 2010, respectively. The Company had no borrowings under the revolving credit facility during 2010 or 2011.
Note 9: Contingencies
     On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. Plaintiffs moved for reconsideration, which motion was denied by the United States Magistrate. On July 15, 2011, the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. The Company believes the lawsuit is without merit and is vigorously defending against it.
     In addition to the proceeding described above, a number of other legal proceedings are pending against A. H. Belo, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity, or financial condition.
Note 10: Dividends
     On June 3, 2011, the Company paid a dividend of $0.06 per share on outstanding Series A and Series B common stock and to holders of outstanding RSU awards, which are considered participating securities, as of May 16, 2011.
     On July 26, 2011, the Company declared a dividend of $0.06 per share on outstanding Series A and Series B common stock and to holders of outstanding RSU awards, to be paid on September 2, 2011 to shareholders of record on August 12, 2011.
Note 11: Fair Value Measurements
     On March 3, 2011, the Company completed the purchase of the personal residence of a Company officer pursuant to a retention and relocation arrangement. The residence was recorded at an estimated fair value of $2,696, based on a purchase price of $3,096 and net of anticipated holding and selling costs of $400. The estimated holding and selling costs were included in earnings for the six months ended June 30, 2011.
     The following presents the assets and liabilities by major category that are measured at fair value on a nonrecurring basis during the period, as required by Accounting Standards Codification No. 820, Fair Value Measurements.

		Fair Value Measurements Using
		Quoted Price
		in Active	Significant
	Six Months	Markets for	Other	Significant
	Ended	Indentical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Total Gains
(in thousands)	2011	(Level I)	(Level II)	(Level III)	(Losses)
Assets held for sale	$2,696	$—	$—	$2,696	$(400)

     Fair value measurements are based on a fair value hierarchy that prioritizes the inputs to valuation techniques for recurring and nonrecurring fair value measurements. The three levels of the fair value hierarchy are:
Level 1 — Unadjusted quoted prices in active markets accessible at the reporting date for identical assets and liabilities

Level 2 — Quoted prices for similar assets or liabilities in active markets. Quoted prices for identical or similar assets and liabilities in markets that are not considered active or financial instruments for which all significant inputs are observable, either directly or indirectly

Level 3 — Prices or valuations that require inputs that are significant to the valuation and are unobservable
Note 12: Income Taxes
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
     The Company recognized income tax expense of approximately $3,630 and $4,049 for the three months and six ended June 30, 2011, respectively, and $1,411 and $2,139 for the three and six months ended June 30, 2010, respectively, representing effective income tax rates of (42.6) percent and (29.9) percent, for the six months ended June 30, 2011 and 2010, respectively. The tax expense for the three and six months ended June 30, 2011 is primarily attributable to the Texas margin tax, changes in the valuation allowance, and a one-time charge of $2,961 related to a pre-Distribution Internal Revenue Service (“IRS”) audit adjustment. This one time charge was incurred pursuant to the Tax Matters Agreement with Belo. The Company anticipates making this payment to Belo in the third quarter of 2011 upon closing of all pre-Distribution federal income tax years.
     The Company currently projects taxable losses for the year 2011 for federal income tax purposes and in certain state income tax jurisdictions. Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards begin to expire in the year 2029 if not utilized.
     The applicable accounting guidance places a threshold for recognition of deferred tax assets including net operating loss carryforwards. Based on such criteria, the Company established a valuation allowance against the deferred tax assets in certain jurisdictions, as it was more likely than not the benefit resulting from these deferred tax assets would not be realized. The factors used to assess the likelihood of realization of the deferred tax assets include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense. The change in deferred tax assets for the six months ended June 30, 2011, is partially offset by a corresponding increase in the valuation allowance of approximately $2,209.
     The Company records a tax benefit from uncertain tax positions when it is more likely than not the positions will be sustained by taxing authorities based on the technical merits of those positions. As of June 30, 2011, the Company recorded $360 in reserves for uncertain tax positions. The Company recognizes interest and penalties related to these reserves in interest expense.
     On December 31, 2010, the Company recorded a receivable from Belo of $3,549 related to a carryback of the Company’s taxable net operating losses on Belo’s federal income tax return filed in the fourth quarter of 2010. During March 2011, Belo received the refund and the receivable from Belo has been collected.

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
Overview of Significant Activity in the Second Quarter of 2011
•	The Company’s advertising revenues related to its core newspapers continue to decline due to the prolonged weak economy, resulting in a 9.3 percent decrease for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010. In response, the Company has continued its focus on expanding its advertising in niche publications and digital platforms and increasing commercial printing revenues. Additionally, the Company continues to lower its costs by reducing staff and implementing general cost-control measures.

•	Average newsprint purchase prices increased 11.3 percent for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010, but have increased only 2.6 percent when compared to the three months ended December 31, 2010. These price changes were expected by the Company and are subject to market conditions. The Company participates in a purchasing consortium to obtain favorable pricing on its newsprint purchases.

•	During June 2011, The Dallas Morning News released applications that run on the Android operating system. This is a continuation of the subscriber content initiatives introduced in the first quarter of 2011 to strengthen The Dallas Morning News ability to engage readers on digital platforms.

•	Pursuant to the Tax Matters Agreement with Belo, the Company recorded a charge to tax expense of $2,961 as a result of a pre-Distribution IRS audit adjustment.

•	The Company and Belo finalized the distribution of the assets and liabilities of the GBD Pension Plan, resulting in an adjustment increasing the loss on the withdrawal from the plan by $1,988.

•	On June 3, 2011, the Company paid a dividend of $0.06 per share, or $1,351, to its shareholders of record on May 16, 2011.

Results of Operations
Condensed Consolidated Results of Operations
     The table below presents the Company’s components of consolidated loss for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
	2011	Change	2010	2011	Change	2010
Revenues
Advertising	$69,869	(9.3)%	$77,004	$137,805	(7.6)%	$149,190
Circulation	34,899	(1.6)%	35,456	69,950	(1.5)%	71,042
Printing and distribution	9,718	6.7%	9,110	18,906	10.6%	17,097

Total revenue	114,486	(5.8)%	121,570	226,661	(4.5)%	237,329
Operating costs and expenses	117,952	(6.5)%	126,094	237,493	(5.0)%	250,075
Other income (expense), net	274	(95.2)%	5,764	1,333	(76.1)%	5,586

Income/(loss) before income taxes	(3,192)	(357.4)%	1,240	(9,499)	32.7%	(7,160)
Income tax expense	3,630	157.3%	1,411	4,049	89.3%	2,139

Net loss	$(6,822)	3,889.5%	$(171)	$(13,548)	45.7%	$(9,299)

Newspaper Revenues
     The Dallas Morning News
     The table below presents the components of The Dallas Morning News net operating revenues for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,					Six Months Ended June 30,
		Percent			Percent		Percent			Percent
		of Total	Percentage		of Total		of Total	Percentage		of Total
	2011	Revenues	Change	2010	Revenues	2011	Revenues	Change	2010	Revenues
Advertising	$45,010	60.8%	-8.4%	$49,141	62.9%	$89,683	60.7%	-5.0%	$94,452	62.1%
Display	18,709		-11.0%	21,012		36,571		-10.2%	40,707
Classified	7,451		-8.8%	8,173		14,870		-3.3%	15,384
Preprints	13,458		-6.5%	14,391		27,176		-2.5%	27,860
Digital	5,392		-3.1%	5,565		11,066		5.4%	10,501

Circulation	23,265	31.4%	0.4%	23,172	29.7%	46,766	31.6%	0.3%	46,608	30.6%

Printing and distribution	5,745	7.8%	-0.4%	5,767	7.4%	11,387	7.7%	2.2%	11,147	7.3%

	$74,020	100.0%	-5.2%	$78,080	100.0%	$147,836	100.0%	-2.9%	$152,207	100.0%

     Advertising revenues decreased $4,131, or 8.4 percent, and $4,769, or 5.0 percent in the three and six months ended June 30, 2011, respectively, due to declines in display, classified, and preprint advertising revenues. Display advertising decreased by $2,303 or 11.0 percent and $4,136 or 10.2 percent, in the three and six months ended June 30, 2011, respectively as a result of declines in retail and general advertising.

     Classified advertising revenues decreased $722, or 8.8 percent and $514, or 3.3 percent, in the three and six months ended June 30, 2011, respectively. This decrease is due to declines in auto and real estate categories, partially offset by an increase in employment.
     Preprint advertising revenues decreased by $933, or 6.5 percent and $684, or 2.5 percent, in the three and six months ended June 30, 2011, respectively. Preprint advertising revenues are comprised of preprinted newspaper inserts and preprinted mail advertisements.
     Digital advertising revenues are primarily comprised of Internet advertising, employment advertising and automotive classified advertising on The Dallas Morning News’ Web sites, including its affiliation with www.cars.com. Revenues decreased $173 or 3.1 percent, in the three months ended June 30, 2011 due to declines in local and national Internet non-classified revenue. Revenues increased $565, or 5.4 percent, in the six months ended June 30, 2011, due to growth in local Internet and Internet auto classified revenue.
     Advertising revenue from The Dallas Morning News niche publications Briefing, Al-Dia and Quick, was $5,749 and $11,070, for the three and six months ended June 30, 2011 and $5,580 and $10,103 for the three and six month periods ended June 30, 2010, respectively. Advertising revenue for niche publications increased $169, or 3.0 percent and $967 or 9.6 percent, in the three and six months ended June 30, 2011, respectively. These revenues are a component of total display, classified, preprint and digital revenues of The Dallas Morning News discussed above.
     Circulation revenues and Printing and distribution revenues were relatively flat for the periods presented.
     The Providence Journal
     The table below presents the components of The Providence Journal net operating revenues for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,					Six Months Ended June 30,
		Percent			Percent		Percent			Percent
		of Total	Percentage		of Total		of Total	Percentage		of Total
	2011	Revenues	Change	2010	Revenues	2011	Revenues	Change	2010	Revenues

Advertising	$13,772	57.3%	-7.6%	$14,906	59.7%	$26,185	56.9%	-11.2%	$29,501	60.1%
Display	4,768		-7.2%	5,137		9,056		-11.1%	10,186
Classified	3,613		-5.0%	3,804		7,036		-12.8%	8,071
Preprints	3,599		-10.8%	4,037		6,676		-9.8%	7,401
Digital	1,792		-7.1%	1,928		3,417		-11.1%	3,843

Circulation	8,277	34.4%	-6.2%	8,827	35.4%	16,413	35.6%	-5.6%	17,391	35.5%

Printing and distribution	1,985	8.3%	62.3%	1,223	4.9%	3,460	7.5%	60.6%	2,154	4.4%

	$24,034	100.0%	-3.7%	$24,956	100.0%	$46,058	100.0%	-6.1%	$49,046	100.0%

     Advertising revenues decreased by $1,134, or 7.6 percent and $3,316, or 11.2 percent, in the three and six months ended June 30, 2011, respectively due to declines in substantially all categories. Display advertising decreased by $369, or 7.2 percent and $1,130 or 11.1 percent, in the three and six months ended June 30, 2011, respectively, as a result of a decline in retail advertising, partially offset by an increase in general advertising.
     Classified advertising revenues decreased $191, or 5.0 percent and $1,035, or 12.8 percent, in the three and six months ended June 30, 2011, respectively, due to declines in the other, real estate and employment categories, partially offset by increases in automotive.
     Preprint advertising revenues decreased by $438, or 10.8 percent and $725, or 9.8 percent, in the three and six months ended June 30, 2011, respectively. The decline in revenue in for both periods is attributable to a decline in preprinted insert volumes, partially offset by an increase in preprinted home delivery revenue.

     Digital advertising revenue decreased $136, or 7.1 percent and $426, or 11.1 percent, in the three and six months ended June 30, 2011, respectively, and primarily consists of retail display advertising and online classified advertising, including auto, real estate, employment, legal and obituaries as major categories.
     Circulation revenues decreased $550, or 6.2 percent and $978, or 5.6 percent, in the three and six months ended June 30, 2011, respectively. The decrease reflects lower home delivery and lower single-copy revenue.
     Printing and distribution revenue increased by $762, or 62.3 percent and $1,306, or 60.6 percent, in the three and six months ended June 30, 2011, respectively, due to The Providence Journal’s continued expansion of single copy distribution services for large national and local newspapers. The Providence Journal has also increased its commercial printing services to include two major metro newspapers, which also contributed to the growth.
The Press-Enterprise
     The table below presents the components of The Press-Enterprise net operating revenues for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,					Six Months Ended June 30,
		Percent			Percent		Percent			Percent
		of Total	Percentage		of Total		of Total	Percentage		of Total
	2011	Revenues	Change	2010	Revenues	2011	Revenues	Change	2010	Revenues

Advertising	$11,087	67.5%	-14.4%	$12,957	69.9%	$21,937	66.9%	-13.1%	$25,237	70.0%
Display	2,957		-16.5%	3,541		5,740		-16.0%	6,837
Classified	3,199		-27.1%	4,389		6,473		-25.5%	8,683
Preprints	3,413		2.2%	3,339		6,706		2.6%	6,534
Digital	1,518		-10.1%	1,688		3,018		-5.2%	3,183

Circulation	3,357	20.4%	-2.9%	3,457	18.7%	6,771	20.7%	-3.9%	7,043	19.5%

Printing and distribution	1,988	12.1%	-6.2%	2,120	11.4%	4,059	12.4%	6.9%	3,796	10.5%

	$16,432	100.0%	-11.3%	$18,534	100.0%	$32,767	100.0%	-9.2%	$36,076	100.0%

     Advertising revenues decreased by $1,870, or 14.4 percent and $3,300, or 13.1 percent, in the three and six months ended June 30, 2011, respectively, due to declines in display and classified advertising. Display advertising decreased $584, or 16.5 percent and $1,097, or 16.0 percent, in the three and six months ended June 30, 2011, respectively, as a result of declines in retail and general advertising, due to reduced volumes in national accounts.
     Classified advertising revenues decreased $1,190, or 27.1 percent and $2,210 or 25.5 percent, in the three and six months ended June 30, 2011, respectively, due to declining volumes, primarily in legal advertisements.
     Preprint advertising revenues increased $74, or 2.2 percent and $172, or 2.6 percent, respectively, due to new initiatives and new and expanded products.
      Digital advertising revenue decreased $170, or 10.1 percent and $165, or 5.2 percent, in the three and six months ended June 30, 2011, respectively, and primarily consists of retail display advertising and online classified advertising, including auto, real estate, employment and legal as major categories.
     Circulation revenues and Printing and distribution revenues were relatively flat for the periods presented.

Operating Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
	2011	Change	2010	2011	Change	2010

Salaries, wages and employee benefits	$48,099	(15.3)%	$56,817	$98,594	(12.8)%	$113,071
Other production, distribution and operating costs	43,228	(8.1)%	47,034	88,879	(4.5)%	93,066
Newsprint, ink and other supplies	15,071	20.6%	12,492	29,573	24.7%	23,713
Depreciation	8,256	(2.2)%	8,441	15,839	(10.0)%	17,605
Amortization	1,310	—%	1,310	2,620	—%	2,620
Pension plan withdrawal	1,988	—%	—	1,988	—%	—

Total operating costs and expenses	$117,952	(6.5)%	$126,094	$237,493	(5.0)%	$250,075

     Salaries, wages and employee benefits decreased $8,718, or 15.3 percent and $14,477, or 12.8 percent, in the three and six months ended June 30, 2011, respectively, due to lower salaries, lower share-based compensation and lower pension expense. This decrease in salaries, wages and employee benefits was partially offset by $862 of severance and employee-related costs associated with cost containment measures in the second quarter of 2011. Pension expense decreased $1,848 and $5,513 for the three and six months ended June 30, 2011, respectively, as the Company no longer follows multi-employer pension accounting related to its participation in the GBD Pension Plan and is now following single employer account related to the A. H. Belo Pension Plans.
     Other production, distribution and operating costs decreased $3,806, or 8.1 percent and $4,187, or 4.5 percent, in the three and six months ended June 30, 2011, respectively. These decreases reflect lower consulting expense during 2011 and a non-recurring legal settlement of $2,500 recorded during the second quarter of 2010.
     Newsprint, ink and other supplies increased $2,579, or 20.6 percent and $5,860, or 24.7 percent, in the three and six months ended June 30, 2011, respectively. These increases are related to higher newsprint consumption and newsprint cost per metric ton. For the three months ended June 30, 2011, the Company’s publishing operations used approximately 16,928 metric tons at an average cost of $646 per metric ton compared to approximately 16,699 metric tons, at average cost of $552 per metric ton for the same period in 2010. For the six months ended June 30, 2011, the Company’s publishing operations used approximately 33,731 metric tons at an average cost of $644 per metric ton compared to approximately 32,735 metric tons, at average cost of $540 per metric ton for the same period in 2010. The increase in newsprint consumption for the three months ended June 30, 2011, is related to increased commercial printing contracts and increased consumption in printing of niche publications.
     Depreciation decreased $185, or 2.2 percent and $1,766, or 10.0 percent, for the three and six months ended June 30, 2011, respectively. Depreciation expense decreased due to lower levels of depreciable assets. This decrease was partially offset by a revision, made in the second quarter of 2011, in the estimated useful lives for certain property, plant and equipment that was determined to no longer have a remaining useful life. This revision resulted in additional depreciation expense of $1,017 in the three and six months ended June 30, 2011.
     Pension plan withdrawal loss was $1,988 for the three and six months ended June 30, 2011, respectively. This loss is related to the finalization of the allocation of the assets and liabilities from the GBD Pension Plan in the second quarter of 2011.
Interest Expense
     The Company had no borrowings outstanding during the periods presented. Interest expense arises from amortization of the fees under the Credit Agreement, letter of credit fees and interest expense on reserves recorded for uncertain tax positions. Interest expense was relatively flat for all periods presented.
Other Income, Net
     Other income, net decreased $5,521 and $4,281 for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. This decrease reflects the non-operating gain recorded in June 2010 of approximately $5,373 related to the sale of a parking garage in Providence, Rhode Island. The decrease is partially offset by increases in income from equity method investments of $376 and $732, for the three and six months ended June 30, 2011, respectively, and a gain of $729 in the six months ended June 30, 2011, related to the sale of an investment that had been previously written off.

Income Taxes
     Income tax expense increased approximately $2,219 and $1,910 for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The tax expense for the three and six months ended June 30, 2011, is primarily attributable to the Texas margin tax, changes in the valuation allowance and a one-time charge related to an IRS audit adjustment. Pursuant to the Tax Matters Agreement with Belo, the Company recorded tax expense of $2,961 in the second quarter of 2011 relating to a pre-Distribution IRS audit adjustment. The Company anticipates making the payment to Belo in the third quarter of 2011 upon closing of all pre-Distribution federal income tax years. The Company currently projects taxable losses for federal income tax purposes and in certain state income tax jurisdictions for the year 2011. The quarter’s change in deferred tax assets is partially offset by a corresponding increase in the valuation allowance of approximately $119 and $2,209 for the three and six months ended June 30, 2011, respectively.
     Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards will begin to expire in 2029 if not used. The applicable accounting guidance places a threshold for recognition of deferred tax assets including net operating loss carryforwards. Based on such criteria, the Company records a valuation allowance against the deferred tax assets in certain jurisdictions, as it is more likely than not that the benefit resulting from these deferred tax assets would not be realized. The factors used to assess the likelihood of realization of the deferred tax assets include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense. The Company continues to evaluate the more likely than not threshold for recognition of its deferred tax assets and records adjustments as necessary.
Liquidity and Capital Resources
     The Company has sufficient access to liquidity from several sources, such as operations, existing liquid assets and from unused borrowing capacity under its Credit Agreement, to meet its foreseeable liquidity needs.
     The table below reflects the Company’s sources of liquidity:

Sources of Liquidity	June 30, 2011
Cash and cash equivalents	$50,057
Accounts receivable, net	40,796

$90,853

Unused borrowing capacity	$20,021

     The Company operates with a Credit Agreement that has a total commitment of $25,000. The Credit Agreement is subject to a borrowing base comprised of eligible accounts receivable and inventory, which determines the available borrowing capacity. On May 2, 2011, A. H. Belo Corporation entered into the Fifth Amendment. Among other matters, the Fifth Amendment to the Credit Agreement extends the maturity date of the credit facility from September 30, 2012 to September 30, 2014, allows the Company to pay annual cash dividends (subject to the fixed charge coverage ratio and $12,500 of borrowing availability if borrowings are outstanding), and removes the restrictions on capital expenditures. In addition, under this Fifth Amendment, if borrowing availability falls below $7,500, a fixed charge coverage ratio covenant of 1:1 will apply. As long as no borrowings are outstanding under the revolving credit facility, the Fifth Amendment permits the Company to make voluntary pension contributions, declare dividends, and repurchase shares of the Company’s common stock. The Fifth Amendment also makes other amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 relating to cash management procedures for the Company’s deposit accounts.
     At June 30, 2011 and December 31, 2010, the Company had eligible collateral to secure borrowings under the Credit Agreement of $30,593 and $40,471, respectively, resulting in a borrowing base of $25,000 for both periods. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $20,021 and $19,976 of borrowing capacity available under the Credit Agreement as of June 30, 2011 and December 31, 2010, respectively. The Company had no borrowings under the revolving credit facility during 2010 or 2011.

     On June 3, 2011, the Company paid a dividend of $0.06 per share on outstanding Series A and Series B common stock and to holders of outstanding RSU awards, which are considered participating securities, as of May 16, 2011.
     On July 26, 2011, the Company declared a dividend of $0.06 per share on outstanding Series A and Series B common stock and to holders of outstanding RSU awards, to be paid on September 2, 2011 to shareholders of record on August 12, 2011.
Operating Cash Flows
     Net cash used in operations was $32,577, compared to net cash provided by operations of $37,073 for the six month periods ended June 30, 2011 and 2010, respectively. The decrease in cash flows from operations includes a discretionary contribution of $30,000 and a required contribution of $5,986 to the A. H. Belo Pension Plans. The Company also made a payment of $8,733 to the GBD Pension Plan to settle required contributions associated with the Transfer Agreement, of which $3,410 came from A. H. Belo funds held by Belo for future pension payments. Other changes in net cash used in operations include a payment made for funding of the Pension Transition Plans of $5,318, the purchase of a personal residence of a Company officer pursuant to a retention and relocation arrangement, with a carrying value of $2,696 and the final funding of a legal settlement, net of insurance proceeds, of $532. The Company received $3,549 of proceeds from Belo for the carryback of the Company’s taxable net operating loss against Belo’s taxable income from prior years and a net sales tax refund of $591.
     Management believes that current working capital, cash flow provided by operations and the ability to borrow under the Company’s Credit Agreement is adequate to fund its current obligations.
Investing Cash Flows
     Net cash flows used for investing activities were $2,318 and $1,570 for the six month periods ended June 30, 2011 and 2010, respectively. Cash flows used in investing activities are primarily attributable to capital expenditures of $3,083 in 2011 and $1,946 in 2010. In 2011, the Company received proceeds of $729 from the recovery of a previous impaired investment.
     In 2011, the Company expects to incur total capital expenditures of $9,000 to $11,000.
Financing Cash Flows
     Cash flows used in financing activities for the six months ended June 30, 2011 were $1,339. This use of cash was related to the payment of a dividend of $1,351.
Contractual Obligations
     During the six months ended June 30, 2011, the Company made a contribution to the GBD Pension Plan of $8,733, of which $3,410 came from A. H. Belo funds held on deposit by Belo for pension contributions, to settle required contributions associated with the Transfer Agreement. The Company also made a discretionary contribution of $30,000 and required contributions of $5,896 to the A. H. Belo Pension Plans. On July 15 2011, the Company made a pension contribution of $10,409, representing required contributions through December 31, 2011. Excluding the contribution made on July 15, 2011, the Company expects to make additional required contributions of $8,900 during the first six months of 2012.
     Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 11, 2011, with the Securities and Exchange Commission.
Critical Accounting and Policies and Estimates
     Through December 31, 2010, certain employees and retirees of the Company participated in GBD Pension Plan, sponsored by Belo. The Company accounted for its pension obligations pursuant to accounting guidance for multiemployer pension plans. Accordingly, the Company recognized as pension expense the required contribution for each period and recognized as a liability any reimbursement obligation due and unpaid. On October 6, 2010, the Company and Belo entered into the Transfer Agreement, agreeing to split the GBD Pension Plan. Under the Transfer Agreement, the GBD Pension Plan assets and liabilities related to current and former Company employees were transferred into two newly established pension plans, sponsored solely by the Company, effective January 1, 2011, having similar terms to the GBD Pension Plan. Accordingly, in the fourth quarter of 2010, the Company recognized a loss for the unfunded projected benefit obligation transferred to the new pension plans, as the liability was probable and could be estimated. In 2011, the Company follows accounting guidance for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income and recognized into earnings over future periods. Net periodic pension expense is recognized each period by accruing interest expense and the return on assets associated with the projected benefit obligation and the plan assets, respectively. As of the effective date of the new pension plans, benefits to participants remained frozen and accordingly, the Company does not recognize on-going service costs as a component of its net periodic pension expense, Additionally, the unfunded projected benefit obligation was recognized in the fourth quarter of 2010 and other comprehensive loss does not include any prior service costs.
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
     Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; challenges in achieving expense reduction goals in a timely manner, and the resulting potential effect on operations; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; consumer acceptance of new products and business initiatives; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures and investments; returns on pension plan assets; general economic conditions; significant armed conflict; and other factors beyond our control, as well as other risks described elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and in the Company’s other public disclosures and filings with the Securities and Exchange Commission.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. Plaintiffs moved for reconsideration, which motion was denied by the United States Magistrate. On July 15, 2011, the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. The Company believes the lawsuit is without merit and is vigorously defending against it.
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

(1)* Amended and Restated Credit Agreement dated as of January 30, 2009, (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “February 2, 2009 Form 8-K”))

(2)* Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 (Exhibit 10.2 to the February 2, 2009 From 8-K)

(a)* First Amendment to Amended and Restated Security Agreement dated as of May 2, 2011 (See Exhibit 10.1(9) below) (Exhibit 10.1(4) (a) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 (Securities and Exchange Commission File No. 001-33741))

(3)* First Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2009 (Exhibit 10.1(5) to the Company’s Quarterly Report on Form 10-Q file with the Securities and Exchange Commission on December 13, 2009 (Securities and Exchange Commission File No. 001-33741))

(4)* Second Amendment to the Amended and Restated Credit Agreement dated as of December 3, 2009, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2009 (Securities and Exchange Commission File No. 001-33741))

(7)* Third Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2010 (Exhibit 10.1(7) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010 (Securities and Exchange Commission File No. 001-33741))

Exhibit Number	Description
(5)* Fourth Amendment to the Amended and Restated Credit Agreement dated as of March 10, 2011, (Exhibit 10.1(8) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

(6)* Fifth Amendment to the Amended and Restated Credit Agreement and First Amendment to Amended and Restated Security Agreement dated as of May 2, 2011 (Exhibit 10.1(9) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 (Securities and Exchange Commission File No. 001-33741))

10.2	Compensatory plans and Arrangements:

	~(1)*	A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8-K)

	*(a)	First Amendment to the A. H. Belo Savings Plan dated September 23, 2008 (Exhibit 10.2(1)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 (Securities and Exchange Commission File No. 001-33741))

	~(2)*	A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)

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

	~(3)*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8-K)

	*(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 From 8-K)

	~(4)*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)

	*(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)

~(5)*
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

*(a)
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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. H. BELO CORPORATION
July 28, 2011	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer)

July 28, 2011	By:	/s/ Michael N. Lavey
Michael N. Lavey
Vice President/Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”