Form 10-Q
period 2011-09-30
A. H. Belo CORP
filed 2011-11-02
CIK 1413898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011

Common Stock, $.01 par value	21,539,753

*	Consisting of 19,176,656 shares of Series A Common Stock and 2,363,097 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Removed and Reserved	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	29
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
A. H. Belo Corporation and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts (unaudited)	2011	2010	2011	2010

Net Operating Revenues
Advertising	$65,229	$74,388	$203,034	$223,578
Circulation	34,749	34,927	104,699	105,970
Printing and distribution	10,012	9,817	28,918	26,914

Total net operating revenues	109,990	119,132	336,651	356,462
Operating Costs and Expenses
Salaries, wages and employee benefits	44,958	49,322	143,552	162,394
Other production, distribution and operating costs	41,996	43,280	130,875	136,341
Newsprint, ink and other supplies	14,618	13,280	44,192	36,994
Depreciation	7,386	7,496	23,225	25,101
Amortization	1,310	1,310	3,930	3,930
Asset impairments	—	857	—	862
Pension plan withdrawal	—	—	1,988	—

Total operating costs and expenses	110,268	115,545	347,762	365,622

(Loss) income from operations	(278)	3,587	(11,111)	(9,160)
Other Income (Expense), Net
Interest expense	(132)	(199)	(510)	(605)
Other income, net	764	1,805	2,475	7,798

Total other income (expense), net	632	1,606	1,965	7,193

Income (loss) before income taxes	354	5,193	(9,146)	(1,967)
Income tax expense	489	621	4,538	2,760

Net (loss) income	$(135)	$4,572	$(13,684)	$(4,727)

Net (loss) income per share:
Basic	$(0.01)	$0.21	$(0.64)	$(0.23)
Diluted	$(0.01)	$0.20	$(0.64)	$(0.23)
Weighted average shares outstanding:
Basic	21,534	22,127	21,477	20,935
Diluted	21,534	22,391	21,477	20,935
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

In thousands, except share amounts (unaudited)	September 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$45,687	$86,291
Accounts receivable (net of allowance of $2,998 and $3,853 at September 30, 2011 and December 31, 2010, respectively)	40,107	56,793
Funds held by Belo Corp. for future pension payments	—	3,410
Inventories	10,865	12,646
Deferred income taxes, net	1,386	1,394
Assets held for sale	3,282	5,268
Prepaids and other current assets	7,638	7,157

Total current assets	108,965	172,959
Property, plant and equipment at cost:
Land	29,335	26,789
Buildings and improvements	208,292	207,486
Publishing equipment	277,778	281,254
Other	140,161	139,580
Construction in process	6,654	5,520

Total property, plant and equipment	662,220	660,629
Less accumulated depreciation	498,754	483,953

Property, plant and equipment, net	163,466	176,676
Intangible assets, net	18,259	22,189
Goodwill	24,582	24,582
Investments	18,408	16,661
Deferred income taxes, net	1,722	2,127
Other assets	4,598	4,855

Total assets	$340,000	$420,049

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
A. H. Belo Corporation and Subsidiaries

In thousands, except share amounts (unaudited)	September 30, 2011	December 31, 2010

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,883	$29,159
Accrued compensation and benefits	16,842	17,139
Pension liabilities	—	54,833
Other accrued expenses	13,591	10,309
Advance subscription payments	23,952	23,057

Total current liabilities	67,268	134,497
Long-term pension liabilities	80,796	77,513
Other post-employment benefits	3,283	3,492
Other liabilities	3,638	4,674

Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued.	—	—
Common stock, $.01 par value. Authorized 125,000,000 shares
Series A: issued 19,176,656 and 18,896,876 shares at September 30, 2011 and December 31, 2010, respectively	191	188
Series B: issued 2,363,097 and 2,392,074 shares at September 30, 2011 and December 31, 2010, respectively	24	24
Additional paid-in capital	493,538	491,542
Accumulated other comprehensive income	2,100	2,569
Accumulated deficit	(310,838)	(294,450)

Total shareholders’ equity	185,015	199,873

Total liabilities and shareholders’ equity	$340,000	$420,049

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
A. H. Belo Corporation and Subsidiaries
In thousands, except share amounts (unaudited)

					Accumulated
	Common Stock			Additional	Other
	Series A	Series B		Paid-in	Comprehensive	Accumulated
	Shares	Shares	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2009	18,248,970	2,507,590	$207	$488,241	$3,364	$(170,215)	$321,597
Net loss	—	—	—	—	—	(4,727)	(4,727)
Other comprehensive loss:
Other post-employment benefits, net of tax	—	—	—	—	(608)	—	(608)

Total comprehensive loss	—	—	—	—	—	—	(5,335)
Issuance of shares for restricted stock units	72,848	—	1	18	—	—	19
Issuance of shares from stock option exercises	224,258	44,290	2	951	—	—	953
Income tax on options	—	—	—	(41)	—	—	(41)
Conversion of Series B to Series A	31,944	(31,944)	—	—	—	—	—
Share-based compensation	—	—	—	1,668	—	—	1,668

Balance at September 30, 2010	18,578,020	2,519,936	$210	$490,837	$2,756	$(174,942)	$318,861

Balance at December 31, 2010	18,896,876	2,392,074	$212	$491,542	$2,569	$(294,450)	$199,873
Net loss	—	—	—	—	—	(13,684)	(13,684)
Other comprehensive loss:
Other post-employment benefits, net of tax	—	—	—	—	(469)	—	(469)
Total comprehensive loss	—	—	—	—	—	—	(14,153)
Issuance of shares for restricted stock units	244,803	—	3	(3)	—	—	—
Issuance of shares from stock option exercises	6,000	—	—	12	—	—	12
Income tax on options	—	—	—	(27)	—	—	(27)
Conversion of Series B to Series A	28,977	(28,977)	—	—	—	—	—
Share-based compensation	—	—	—	2,014	—	—	2,014
Dividends	—	—	—	—	—	(2,704)	(2,704)

Balance at September 30, 2011	19,176,656	2,363,097	$215	$493,538	$2,100	$(310,838)	$185,015

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

	Nine Months Ended September 30,
In thousands (unaudited)	2011	2010

Operations
Net loss	$(13,684)	$(4,727)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	27,155	29,031
(Gain)/loss on disposal of fixed assets	359	(6,213)
Gain on recovery of investment	(729)	—
Asset impairment	—	862
Earnings on equity method investments	(1,746)	—
Deferred income taxes	377	902
Pension plan withdrawal	1,988	—
Employee retirement benefit amortization	(469)	98
Share-based compensation	2,014	2,336
Other non-cash items	381	(2,763)
Assets acquired and held for sale	(3,096)	—
Net changes in operating assets and liabilities:
Accounts receivable, net	16,686	18,885
Funds held by Belo for future pension contributions	3,410	8,568
Inventories	1,576	623
Assets held for sale	744	374
Prepaids and other current assets	(481)	726
Other, net	266	(457)
Accounts payable	(16,276)	11,514
Accrued compensation, benefits and other	(1,338)	—
Pension liabilities	(53,538)	—
Other accrued expenses	3,282	(3,073)
Advance subscription payments	895	(2,899)
Other post employment benefits	(209)	—

Net cash (used in) provided by operations	(32,433)	53,787
Investments
Capital expenditures	(6,077)	(6,479)
Proceeds on the recovery of an impaired investment	729	—
Proceeds from sale of fixed assets	38	9,728
Investments in partnerships	(169)	—
Other, net	—	(1,167)

Net cash (used for) provided by investments	(5,479)	2,082
Financing
Dividends and distributions	(2,704)	—
Proceeds from exercise of stock options	12	932

Cash (used in) provided by financing activities	(2,692)	932

Net (decrease) increase in cash and cash equivalents	(40,604)	56,801
Cash and cash equivalents at beginning of period	86,291	24,503

Cash and cash equivalents at end of period	$45,687	$81,304

Supplemental Disclosures
Interest paid	$194	$—

Income taxes paid, net of refunds	$1,019	$2,400

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
     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of A. H. Belo and its subsidiaries have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Transactions between the companies comprising A. H. Belo have been eliminated in the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that according to the applicable accounting guidance all of its operating segments meet the criteria to be aggregated into one reporting segment.
     Balances previously referred to as Advanced Payments on Property Plant and Equipment are now referred to as Construction in Process.
     Pension Plans. Through December 31, 2010, certain employees and retirees of the Company participated in The G. B. Dealey Retirement Pension Plan (“GBD Pension Plan”), sponsored by Belo. The Company accounted for its pension obligations pursuant to accounting guidance for multiemployer pension plans. Accordingly, the Company recognized as net pension cost the required contribution for each period and recognized as a liability any unpaid reimbursement obligation to Belo, as sponsor. On October 6, 2010, the Company and Belo entered into a Pension Plan Transfer Agreement (the “Transfer Agreement”), agreeing to split the GBD Pension Plan. Under the Transfer Agreement, the GBD Pension Plan assets and liabilities related to current and former Company employees were transferred into two newly established pension plans, sponsored solely by the Company, effective January 1, 2011, having similar terms to the GBD Pension Plan. Accordingly, in the fourth quarter of 2010, the Company recognized a loss for the unfunded projected benefit obligation transferred to the new pension plans, as the liability was probable and could be estimated. In 2011, the Company follows accounting guidance for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income and recognized into earnings over future periods.

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
     New Accounting Standards. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 provides clarity to the fair value definition in order to achieve greater consistency in fair value measurements and disclosures between U.S. GAAP and IFRS. Additional disclosures are required regarding transfers of assets between Level 1 and 2 of the fair value hierarchy and regarding sensitivity of fair values for Level 3 assets. The effective date of this amendment is for fiscal periods beginning after December 15, 2011. The adoption of this amendment is not anticipated to have a material effect on the Company’s financial condition, results of operations or its liquidity.
     In June 2011, the FASB issued ASU No. 2011-05—Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in financial statements. ASU No. 2011-05 gives businesses two options for presenting other comprehensive income. A statement of other comprehensive income can be included with the statement of operations, which together will make a statement of total comprehensive income. Alternatively, businesses can present a statement of comprehensive income separate from a statement of operations, but the two statements will be required to appear consecutively within a financial report. The effective date of this amendment is for fiscal periods beginning after December 15, 2011. The Company is currently evaluating its presentation options. The adoption of this amendment will not effect on the Company’s financial condition, results of operations or its liquidity.
     In September 2011, the FASB issued ASU No. 2011-08 —Intangibles — Goodwill and Other (Topic 350); Testing Goodwill for Impairment. The purpose of this amendment is to simplify how entities, both public and nonpublic test goodwill for impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption allowed. The adoption of this amendment is not anticipated to have a material effect on the Company’s financial condition, results of operations or its liquidity.
     In September 2011, the FASB issued ASU No. 2011-09 — Compensation — Retirement Benefits - Multiemployer Plans (Subtopic 715-80); Disclosures about an Employer’s Participation in a Multiemployer Plan. The purpose of this amendment is to require employers to provide additional disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For public entities, the amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011. The amendment will be applied retrospectively for all prior periods presented. The adoption of this amendment will require additional disclosures by the Company for 2010 and 2009, due to the Company’s obligation to Belo related to the GBD Pension Plan through December 31, 2010.
Note 2: Changes in Accounting Estimates
     In the second quarter of 2011, the Company fully depreciated certain property, plant and equipment that was determined to no longer have a remaining useful life. Accordingly, the Company recorded additional depreciation expense of $1,017 in the nine months ended September 30, 2011. The Company also revised its estimate of the unfunded projected benefit obligation it has assumed in connection with the withdrawal from the GBD Pension Plan during the second quarter of 2011. See Note 5 — Pension and Other Retirement Plans for the changes in this estimate.
Note 3: Exit and Disposal Liabilities
     In the second and third quarters of 2011 the Company began staffing reductions which are scheduled to occur through the fourth quarter of 2011, resulting in the elimination of approximately 230 positions. The Company estimates severance and employee-related costs associated with these staffing reductions to be approximately $2,108, of which $1,149 and $2,011, respectively, were recorded as a charge to salaries, wages and employee benefits, in the three and nine months ended September 30, 2011, respectively. Payments against this liability for the three and nine months ended September 30, 2011 totaled $1,281 and $1,581, respectively, resulting in recorded liability of $430 as of September 30, 2011.
Note 4: Long-term Incentive Plans
     On February 8, 2008, A. H. Belo established a long-term incentive plan under which eight million common shares were authorized for equity-based awards. On the date of Distribution, awards under the plan were granted to holders of Belo stock options and restricted stock units (“RSUs”) in connection with the Distribution. Subsequent awards may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units or stock appreciation rights.
     A. H. Belo Stock Option Activity
     The following table summarizes the stock option activity under A. H. Belo’s long-term incentive plan for the nine months ended September 30, 2011:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Oustanding at December 31, 2010	2,191,736	$16.77
Granted	—	—
Exercised	(6,000)	$2.05
Canceled	(75,486)	$19.17

Outstanding at September 30, 2011	2,110,250	$16.73

Vested and exercisable at September 30, 2011	1,911,050	$18.26

     A. H. Belo RSU Activity
     Under A. H. Belo’s long-term incentive plan, the Board of Directors has awarded RSUs that vest over a period of one to three years. Upon vesting, the RSUs will be redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. A liability is recorded for the portion of the RSUs to be redeemed in cash and is adjusted each period based on the market value of the Company’s common stock. As of September 30, 2011, the liability for the cash portion of the redemption was $1,260. During the vesting period, holders of service-based RSUs participate in A. H. Belo declared dividends by receiving payments for dividend equivalents. The RSUs do not have voting rights. The following table summarizes the RSU activity under A. H. Belo’s long-term incentive plan for the nine months ended September 30, 2011:

		Issuance
		of	RSUs	Cash Payments at	Weighted- Average
	Total	Common	Redeemed in	Closing Price of	Price on Date of
	RSUs	Stock	Cash	Stock ($000)	Grant
Non-vested at December 31, 2010	1,018,452				$6.36
Granted	425,710				$7.58
Vested	(408,039)	244,803	163,236	$1,242	$8.47
Canceled	(8,078)				$6.19

Non-vested at September 30, 2011	1,028,045				$6.03

Long-term incentive plan expense (benefit) for the three and nine months ended September 30, 2011 and 2010 consists of the following:

		A. H. Belo				Belo Corp.	Total
		Equity Awards			Cash Awards	Equity	Incentive
		Options	RSUs	Total	for RSUs	Awards	Awards
Three months ended September 30,
	2011	$49	$405	$453	$(814)	$—	$(361)
	2010	$75	$305	$380	$354	$119	$854
Nine months ended September 30,
	2011	$162	$1,852	$2,014	$(386)	$131	$(1,759)
	2010	$75	$1,593	$1,668	$1,597	$50	$3,315
     In the first quarter of 2011, all pre-Distribution options and RSUs issued by Belo Corp. to Company employees were fully vested and the Company no longer recognizes expense for these awards.
Note 5: Pension and Other Retirement Plans
     On October 6, 2010, the Company and Belo Corp. entered into the Transfer Agreement whereby the Company and Belo agreed to split the assets and liabilities of the GBD Pension Plan, allowing the Company to establish separate pension plans and serve as sponsor of these plans. On January 1, 2011, the Company established the A. H. Belo Pension Plans I and II (collectively the “A. H. Belo Pension Plans”) which consist of the transferred assets and obligations associated with current and former employees of the Company that participated in the GBD Pension Plan. A. H. Belo Pension Plan I provides benefits to certain employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain employees at The Providence Journal. In the second quarter of 2011, the Company and Belo completed the allocation of the GBD Pension Plan assets and liabilities outstanding as of December 31, 2010. The A. H. Belo Pension Plans were allocated $238,327 of plan assets and $363,928 of projected benefit obligations. The net unfunded obligation, in addition to $8,733 of contributions the Company was required to make to the GBD Pension Plan as a result of the Transfer Agreement, resulted in a loss on withdrawal from the GBD Pension Plan of $134,334. The Company recognized $132,346 of this loss in the fourth quarter of 2010 based on preliminary actuarial estimates, and the remaining $1,988 loss was recognized in the second quarter of 2011. No additional benefits are accruing under the A. H. Belo Pension Plans, as future benefits were frozen prior to the plans’ effective date. In January 2011, the A. H. Belo Pension Plans received $215,235 of the estimated assets to be transferred from the GBD Pension Plan and the remaining $23,092 was received in the second quarter of 2011.
     During January 2011, the Company contributed $8,733 to the GBD Pension Plan to settle required contributions associated with the Transfer Agreement, of which $3,410 of this payment came from A. H. Belo funds held by Belo for future pension contributions. In the first quarter of 2011, the Company made a discretionary contribution of $30,000 to the A. H. Belo Pension Plans. Required contributions of $5,896 were made in the second quarter of 2011 and contributions of $10,409 were made in the third quarter of 2011, meeting remaining contribution requirements through December 31, 2011.
     The Company has estimated net periodic pension expense for 2011 based on the plan assets and estimated projected pension obligations assumed by the A. H. Belo Pension Plans. The Company assumes a 6.5 percent long-term return on the plans’ assets. Investment strategies for plans’ assets are based upon factors such as the remaining life expectancy of participants and market risks. As of December 31, 2010, the Company targeted between 60 to 70 percent of the plans’ assets during 2011 to be invested in equity securities and the remaining 30 to 40 percent to be invested in fixed income securities. Projected benefit obligations for the plans are estimated based on the Citigroup Pension Yield Curve, which produced a composite discount rate of 5.3 percent, as of December 31, 2010. Components of net periodic pension expense for the three and nine months ended September 30, 2011 were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2011
Interest costs	$4,675	$14,025
Return on plan assets (estimated)	(4,175)	(12,525)

Net expense	$500	$1,500

     In 2010, Company employees participated in the GBD Pension Plan, and the Company accounted for its pension obligations under the accounting guidance established for multiemployer plans. Pension expense recorded for the three and nine months ended September 30, 2010 was $300 and $8,572, respectively.
     Other Defined Contribution Plans. In the second quarter of 2011, the Company announced that it would provide a match of employee
401(k) contributions up to 1.5 percent of base salary occurring in the first two quarters of 2011. No match was provided in 2010. The Company recorded $840 of expense associated with its 401(k) plan for the nine months ended September 30, 2011.
     Expense associated with the A. H. Belo Pension Transition Supplement Plan and the A. H. Belo Pension Transition Supplement Restoration Plan (collectively the “Pension Transition Plans”), was $1,098 and $1,278 for the three months ended September 30, 2011 and 2010, respectively, and $3,424 and $3,835 for the nine months ended September 30, 2011 and 2010, respectively.
Note 6: Assets Held for Sale
     As a result of continued weak economic conditions, the Company has determined that it is no longer probable that it will sell within the next 12 months a 133,390 square foot warehouse facility located on 49.9 acres in south Dallas, although marketing activities continue. Accordingly, in the third quarter of 2011, the Company reclassified the $5,268 carrying value of this facility from assets held for sale to property, plant and equipment. The carrying value represents the lower of this facility’s estimated fair value or the depreciated value of these assets through September 30, 2011. Additionally, on September 18, 2011, the Company reached an agreement to sell a commercial office building in Hemet, California for $1,075. The carrying value of this asset is $886 which has been reclassified to assets held for sale from property, plant and equipment. The sale is expected to close in the fourth quarter of 2011. In the first quarter of 2011, the Company acquired the residence of a Company officer pursuant to an employment retention and relocation agreement as further described in Note 13 — Fair Value Measurements.
Note 7: Investments
     The Company owns various non-controlling interests in third party entities and records these interests under the equity or cost method of accounting. Under the equity method, the Company records its share of the investee’s earnings or losses each period. Under the cost method, the Company records earnings or losses when the amounts are realized. The following represents the non-controlling interests held by the Company:

	September 30, 2011	December 31, 2010
Equity method investments	$17,645	$15,899
Cost method investments	763	762

Total investments	$18,408	$16,661

     Investments accounted for under the equity method include the following:
•	Belo Investment, LLC (“Belo Investment”) — A. H. Belo and Belo each own a 50 percent interest in Belo Investment. In connection with the February 2008 Distribution, Belo Investment was formed to hold certain real properties, including The Belo Building, related parking sites, and other downtown Dallas real estate. A third party real estate services firm, engaged by Belo Investment, manages The Belo Building and its other real estate holdings, and the Company and Belo equally share the operating costs associated with these properties.

•	Classified Ventures, LLC (“Classified Ventures”) — A. H. Belo and Belo, through subsidiaries, jointly own 6.6 percent of Classified Ventures, a joint venture in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The two principal online businesses Classified Ventures operates are www.cars.com and www.apartments.com.

Note 8: Goodwill and Intangible Assets
     The Company has recorded intangible assets consisting of goodwill and subscriber lists from its previous acquisitions. The carrying value of goodwill was $24,582, net of cumulative impairment losses of $439,509, as of both September 30, 2011 and December 31, 2010. The remaining goodwill is recorded at The Dallas Morning News reporting unit. The recorded value of subscriber lists, which are amortized over an 18 year period, are as follows:

	Total Subscriber	The Dallas Morning	The Providence	The Press-
	Lists	News	Journal	Enterprise
Gross balance at December 31, 2010	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(92,635)	(22,896)	(60,480)	(9,259)

Net balance at December 31, 2010	$22,189	$—	$18,218	$3,971

Gross balance at September 30, 2011	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(96,565)	(22,896)	(63,760)	(9,909)

Net balance at September 30, 2011	$18,259	$—	$14,938	$3,321

Note 9: Long-term Debt
     The Company operates with a Credit Agreement (“Credit Agreement”) that has a total commitment of $25,000. The Credit Agreement is subject to a borrowing base comprised of eligible accounts receivable and inventory, which determines the available borrowing capacity. On May 2, 2011, the Company entered into the Fifth Amendment to its Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. and Capital One, N.A. (“Fifth Amendment”). Among other matters, the Fifth Amendment to the Credit Agreement extends the maturity date of the credit facility from September 30, 2012 to September 30, 2014, allows the Company to pay annual cash dividends (subject to the fixed charge coverage ratio and $12,500 of borrowing availability if borrowings are outstanding), and removes the restrictions on capital expenditures. In addition, under this Fifth Amendment, if borrowing availability falls below $7,500, a fixed charge coverage ratio covenant of 1:1 will apply. As long as no borrowings are outstanding under the revolving credit facility, the Fifth Amendment permits the Company to make voluntary pension contributions, declare special dividends, and repurchase shares of the Company’s common stock. The Fifth Amendment also makes other amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 relating to cash management procedures for the Company’s deposit accounts.
     At September 30, 2011 and December 31, 2010, the Company had eligible collateral of $30,009 and $40,471, respectively, to secure borrowings under the Credit Agreement, resulting in a borrowing base of $25,000 for both periods. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $20,015 and $19,976 of borrowing capacity available under the Credit Agreement as of September 30, 2011 and December 31, 2010, respectively. The Company had no borrowings under the revolving credit facility during 2010 or 2011.
Note 10: Contingencies
     On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. Plaintiffs moved for reconsideration, which motion was denied by the United States Magistrate. On July 15, 2011 the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. The Company believes the lawsuit is without merit and is vigorously defending against it.
     In addition to the proceeding described above, a number of other legal proceedings are pending against A. H. Belo, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity, or financial condition.

Note 11: Earnings per Share
     The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Earnings (numerator) Net earnings	$(135)	$4,572	$(13,684)	$(4,727)

Shares (denominator)
Weighted average shares outstanding (basic)	21,534	21,085	21,477	20,935
Dilutive effect of participating securities	—	1,042	—	—

Weighted shares outstanding for Basic EPS	21,534	22,127	21,477	20,935

Dilutive effect of employee stock options	—	264	—	—

Adjusted weighted average shares outstanding	21,534	22,391	21,477	20,935

Earnings per share:
Basic	$(0.01)	$0.21	$(0.64)	$(0.23)
Diluted	$(0.01)	$0.20	$(0.64)	$(0.23)
     Anti-dilutive stock-based awards excluded from the calculation of earnings per share included 3,138,295 options and RSUs for the three and nine months ended September 30, 2011 and 3,001,038 options and RSUs for the three and nine months ended September 30, 2010.
Note 12: Dividends
     On September 2, 2011, the Company paid a dividend of $0.06 per share on outstanding Series A and Series B common stock and to holders of outstanding RSU awards, which are considered participating securities, as of August 12, 2011. Total dividends declared and paid were $1,351 and $2,704 for the three and nine months ended September 30, 2011, respectively.
     On October 27, 2011, the Company declared a dividend of $0.06 per share on outstanding Series A and Series B common stock and to holders of outstanding RSU awards, to be paid on December 2, 2011 to shareholders of record on November 10, 2011.

Note 13: Fair Value Measurements
     On March 3, 2011, the Company purchased the personal residence of a Company officer pursuant to a retention and relocation agreement. The residence was recorded at an estimated fair value of $2,696, based on a purchase price of $3,096, net of anticipated holding and selling costs of $400. During the third quarter of 2011, the Company reassessed the holding and selling costs of the residence and recorded an additional $300 of expense. The estimated holding and selling costs were included in earnings for the nine months ended September 30, 2011.
     The following presents the assets by major category that are measured at fair value on a nonrecurring basis during the period, as required by Accounting Standards Codification No. 820, Fair Value Measurements.

Fair Value Measurements Using
		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Indentical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Total Gains
Assets held for sale:	Value	(Level I)	(Level II)	(Level III)	(Losses)
Three months ended September 30, 2011	$2,396	$—	$—	$2,396	$(300)

Nine months ended September 30, 2011	$2,396	$—	$—	$2,396	$(700)

     Fair value measurements are based on a fair value hierarchy that prioritizes the inputs to valuation techniques for recurring and nonrecurring fair value measurements. The three levels of the fair value hierarchy are:
Level 1 — Unadjusted quoted prices in active markets accessible at the reporting date for identical assets and liabilities
Level 2 — Quoted prices for similar assets or liabilities in active markets. Quoted prices for identical or similar assets and liabilities in markets that are not considered active or financial instruments for which all significant inputs are observable, either directly or indirectly
Level 3 — Prices or valuations that require inputs that are significant to the valuation and are unobservable
Note 14: Income Taxes
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
     The Company recognized income tax expense of approximately $489 and $4,538 for the three months and nine months ended September 30, 2011, respectively, and $621 and $2,760 for the three and nine months ended September 30, 2010, respectively, representing effective income tax rates of (49.6) percent and (140.3) percent, for the nine months ended September 30, 2011 and 2010, respectively. The increase in tax expense for the nine months ended September 30, 2011, is primarily attributable to the Texas margin tax, changes in the valuation allowance, and a one-time charge of $2,961 related to a pre-Distribution Internal Revenue Service (“IRS”) audit adjustment. This one time charge was incurred pursuant to the Tax Matters Agreement with Belo. The Company anticipates making this payment to Belo in the fourth quarter of 2011 upon closing of all pre-Distribution federal income tax years.
     The Company currently projects taxable losses for the year 2011 for federal income tax purposes and in certain state income tax jurisdictions. Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards begin to expire in the year 2029 if not utilized.

     The applicable accounting guidance places a threshold for recognition of deferred tax assets including net operating loss carryforwards. Based on such criteria, the Company established a valuation allowance against the deferred tax assets in certain jurisdictions, as it was more likely than not the benefit resulting from these deferred tax assets would not be realized. The factors used to assess the likelihood of realization of the deferred tax assets include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. Any reversal relating to the valuation allowance will be recorded as a reduction of income tax expense. The change in deferred tax assets for the nine months ended September 30, 2011, is partially offset by a corresponding increase in the valuation allowance of approximately $1,888.
     The Company records a tax benefit from uncertain tax positions when it is more likely than not the positions will be sustained by taxing authorities based on the technical merits of those positions. As of September 30, 2011, the Company recorded $388 in reserves for uncertain tax positions. The Company recognizes interest and penalties related to these reserves in interest expense.
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
Overview of Significant Activity in the Third Quarter of 2011
•	The Company’s core advertising revenues related to its newspapers continue to decline in response to the continued weak economy and secular changes in the newspaper industry resulting in a 12.3 percent decrease for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010. In response, the Company continues to focus on expanding its advertising in niche publications and digital platforms and increasing commercial printing revenues. Additionally, the Company continues to lower its costs by reducing staff and implementing general cost-control measures.

•	Average newsprint purchase prices increased 8.9 percent for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010, but have increased only 1.9 percent when compared to the three months ended December 31, 2010. These price changes were expected by the Company and are subject to market conditions. The Company participates in a purchasing consortium to obtain favorable pricing on its newsprint purchases.

•	During the third quarter 2011, the Company launched Web sites for DealsinDFW.com and DealsinRI.com, which provide subscribers opportunities to purchase daily deals from advertisers at highly discounted prices. The Company also released a mobile application, SportDayHS, featuring high school sports coverage in the local markets in which the Company operates. These offerings are a continuation of the subscriber content initiatives introduced in the first quarter of 2011 to strengthen Company’s ability to engage readers on digital platforms.

•	On September 2, 2011, the Company paid a dividend of $0.06 per share, or $1,353, to its shareholders of record on August 12, 2011.

Results of Operations
Condensed Consolidated Results of Operations
     The table below presents the Company’s components of consolidated (loss) income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
	2011	Change	2010	2011	Change	2010
Revenues
Advertising	$65,229	(12.3)%	$74,388	$203,034	(9.2)%	$223,578
Circulation	34,749	(0.5)%	34,927	104,699	(1.2)%	105,970
Printing and distribution	10,012	2.0%	9,817	28,918	7.4%	26,914

Total revenue	109,990	(7.7)%	119,132	336,651	(5.6)%	356,462
Operating costs and expenses	110,268	(4.6)%	115,545	347,762	(4.9)%	365,622
Other income (expense), net	632	(60.6)%	1,606	1,965	(72.7)%	7,193

Income (loss) before income taxes	354	(93.2)%	5,193	(9,146)	365.0%	(1,967)
Income tax expense	489	(21.3)%	621	4,538	64.4%	2,760

Net (loss) income	$(135)	(103.0)%	$4,572	$(13,684)	189.5%	$(4,727)

Newspaper Revenues
     The Dallas Morning News
     The table below presents the components of The Dallas Morning News net operating revenues for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,					Nine Months Ended September 30,
		Percent			Percent		Percent			Percent
		of Total	Percentage		of Total		of Total	Percentage		of Total
	2011	Revenues	Change	2010	Revenues	2011	Revenues	Change	2010	Revenues
Advertising	$42,466	59.8%	(12.1)%	$48,298	62.8%	$132,149	60.4%	(7.4)%	$142,749	62.3%
Display	16,048		(22.0)%	20,562		52,619		(14.1)%	61,270
Classified	7,024		(8.5)%	7,676		21,894		(5.1)%	23,059
Preprints	13,998		(5.4)%	14,796		41,174		(3.5)%	42,656

Digital	5,396		2.5%	5,264		16,462		4.4%	15,764

Circulation	22,951	32.4%	1.4%	22,637	29.4%	69,717	31.9%	0.7%	69,247	30.2%

Printing and distribution	5,510	7.8%	(8.2)%	6,004	7.8%	16,897	7.7%	(1.5)%	17,151	7.5%

	$70,927	100.0%	(7.8)%	$76,939	100.0%	$218,763	100.0%	(4.5)%	$229,147	100.0%

     Display advertising revenues decreased in the three and nine months ended September 30, 2011, due to lower levels of retail and general advertising.
     Classified advertising revenues declined for the three months ended September 30, 2011, as a result of lower levels of employment and auto advertising. For the nine months ended September 30, 2011, classified advertising revenues decreased as a result of lower real estate and auto advertising, partially offset by an increase in classified employment revenues.

     Preprint advertising revenues decreased due to lower levels of retail and mail preprints for the three and nine months ended September 30, 2011.
     Digital advertising revenues are primarily comprised of retail display advertising and online classified advertising, including auto, real estate and employment on The Dallas Morning News’ Web sites, including its affiliation with www.cars.com. Such revenues increased in the three and nine months ended September 30, 2011, due to growth in local advertising, primarily banners, and auto classified revenues.
     Advertising revenues from The Dallas Morning News niche publications were $5,607 and $16,676 for the three and nine months ended September 30, 2011, respectively, and $6,165 and $16,268 for the three and nine months ended September 30, 2010, respectively. Advertising revenues for niche publications decreased $558, or 9.1 percent, in the three months ended September 30, 2011, due to declines in retail, general and preprint advertising and increased $408, or 2.5 percent, for the nine months ended September 30, 2011, due to increases in retail and general advertising. These revenues are a component of total display, classified, preprint and digital revenues of The Dallas Morning News discussed above.
     Circulation revenues remained flat for the periods presented.
     Printing and distribution revenues decreased for the three and nine months ended September 30, 2011, due to lower levels of printing for promotional events.
     The Providence Journal
     The table below presents the components of The Providence Journal net operating revenues for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,					Nine Months Ended September 30,
		Percent			Percent		Percent			Percent
		of Total	Percentage		of Total		of Total	Percentage		of Total
	2011	Revenues	Change	2010	Revenues	2011	Revenues	Change	2010	Revenues
Advertising	$12,028	52.9%	(11.1)%	$13,528	56.1%	$38,213	55.5%	(11.2)%	$43,030	58.8%
Display	2,953		(34.3)%	4,495		12,009		(18.2)%	14,681
Classified	4,320		24.0%	3,484		11,356		(1.7)%	11,555
Preprints	3,125		(16.6)%	3,746		9,800		(12.1)%	11,148

Digital	1,630		(9.6)%	1,803		5,048		(10.6)%	5,646

Circulation	8,396	36.9%	(5.3)%	8,867	36.8%	24,809	36.1%	(5.5)%	26,257	35.9%

Printing and distribution	2,320	10.2%	36.2%	1,704	7.1%	5,780	8.4%	49.8%	3,858	5.3%

	$22,744	100.0%	(5.6)%	$24,099	100.0%	$68,802	100.0%	(5.9)%	$73,145	100.0%

     Display advertising revenues declined for the three months ended September 30, 2011, due to decreases in retail and general advertising. The decline in display advertising revenues for the nine months ended September 30, 2011 is due to decreases in retail advertising, partially offset by an increase in general advertising.
     Classified advertising revenues increased in the three months ended September 30, 2011, due to growth in automotive and other categories, partially offset by decreases in employment and real estate. The decline in classified advertising revenues for the nine months ended September 30, 2011, is due to decreases in the real estate, employment and other categories, partially offset by growth in the classified automotive category.
     Preprint advertising revenues decreased in the three and nine months ended September 30, 2011, due to a decline in preprinted insert volumes, partially offset by an increase in preprinted home delivery revenues.

     Digital advertising revenues decreased in the three and nine months ended September 30, 2011, and primarily consist of retail display advertising and online classified advertising, including auto, real estate, employment, legal and obituaries as major categories. The decrease for the three and nine months ended September 30, 2011, is due to declines in auto, real estate and employment digital advertising.
     Circulation revenues decreased in the three and nine months ended September 30, 2011, due to both lower home delivery and lower single-copy revenues.
     Printing and distribution revenues increased in the three and nine months ended September 30, 2011, due to The Providence Journal’s continued expansion of single copy distribution services for large national and local newspapers. The Providence Journal has also increased its commercial printing services to include a major metro newspaper and a community newspaper, which also contributed to the growth.
The Press-Enterprise
     The table below presents the components of The Press-Enterprise net operating revenues for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,					Nine Months Ended September 30,
		Percent			Percent		Percent			Percent
		of Total	Percentage		of Total		of Total	Percentage		of Total
	2011	Revenues	Change	2010	Revenues	2011	Revenues	Change	2010	Revenues
Advertising	$10,735	65.8%	(14.5)%	$12,562	69.4%	$32,672	66.6%	(13.6)%	$37,799	69.8%
Display	2,440		(26.9)%	3,336		8,179		(19.6)%	10,172
Classified	3,345		(20.8)%	4,222		9,819		(23.9)%	12,906
Preprints	3,350		(1.6)%	3,404		10,056		1.2%	9,938
Digital	1,600		0.0%	1,600		4,618		(3.4)%	4,783

Circulation	3,402	20.8%	(0.6)%	3,423	18.9%	10,173	20.7%	(2.8)%	10,466	19.3%

Printing and distribution	2,182	13.4%	3.5%	2,109	11.7%	6,241	12.7%	5.7%	5,905	10.9%

	$16,319	100.0%	(9.8)%	$18,094	100.0%	$49,086	100.0%	(9.4)%	$54,170	100.0%

     Display advertising decreased in the three and nine months ended September 30, 2011, as a result of declines in retail and general advertising, related to reduced volumes in national accounts.
     Classified advertising revenues decreased in the three and nine months ended September 30, 2011, due to declining volumes, primarily in legal advertisements.
     Preprint advertising revenues remained flat in the three and nine months ended September 30, 2011.
     Digital advertising revenues were flat for the three months ended September 30, 2011, and decreased for the nine months ended September 30, 2011, due to declines in internet classified, auto and employment revenues. These declines were partially offset by an increase in internet real estate revenues. Digital revenues primarily consist of retail display advertising and online classified advertising, including auto, real estate, employment and legal categories.
     Circulation revenues remained flat for the three months ended September 30, 2011, and decreased for the nine months ended September 31, 2011. The decrease for the nine months ended September 30, 2011, is due a reduction in single copy sales coupled with lower home delivery revenues.
     Printing and distribution revenues increased for the three and nine months ended September 30, 2011, due to increases in commercial printing and outside publication delivery.

Operating Costs and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
	2011	Change	2010	2011	Change	2010
Salaries, wages and employee benefits	$44,958	(8.8)%	$49,322	$143,552	(11.6)%	$162,394
Other production, distribution and operating costs	41,996	(3.0)%	43,280	130,875	(4.0)%	136,341
Newsprint, ink and other supplies	14,618	10.1%	13,280	44,192	19.5%	36,994
Depreciation	7,386	(1.5)%	7,496	23,225	(7.5)%	25,101
Amortization	1,310	—%	1,310	3,930	—%	3,930
Asset impairments	—	(100.0)%	857	—	(100.0)%	862
Pension plan withdrawal	—	—%	—	1,988	—%	—

Total operating costs and expenses	$110,268	(4.6)%	$115,545	$347,762	(4.9)%	$365,622

     Salaries, wages and employee benefits decreased in the three and nine months ended September 30, 2011, due to lower salaries, share-based compensation and pension expense. Salaries and related payroll costs declined $5,699 and $11,740 for the three and nine months ended September 30, 2011, respectively, due to lower headcount when compared to the same period last year. Equity compensation decreased by $1,095 and $1,393 for the three and nine months ended September 30, 2011, respectively, when compared to the same period in the prior year, due to fewer participants in the share-based compensation programs and lower Company stock prices. Pension and other retirement plan expenses, excluding pension plan withdrawal costs, were flat for the three months ended September 30, 2011, and increased $6,643 for the nine months ended September 30, 2011, when compared to the same periods in the prior year, as the Company no longer follows multi-employer pension accounting with respect to its obligation to Belo related the GBD Pension Plan and is now following single employer accounting related to the A. H. Belo Pension Plans.
     Other production, distribution and operating costs decreased in the three and nine months ended September 30, 2011, due to lower sales and marketing expenses in both periods. The nine months ended September 30, 2011, also reflects lower consulting expense and lower legal expense, primarily due to a non-recurring legal settlement of $2,500 recorded in 2010.
     Newsprint, ink and other supplies increased in the three and nine months ended September 30, 2011, due to higher newsprint cost per metric ton. For the three months ended September 30, 2011, the Company’s publishing operations used approximately 16,164 metric tons at an average cost of $635 per metric ton compared to approximately 17,375 metric tons, at average cost of $583 per metric ton for the same period in 2010. For the nine months ended September 30, 2011, the Company’s publishing operations used approximately 49,895 metric tons at an average cost of $641 per metric ton compared to approximately 50,110 metric tons, at average cost of $555 per metric ton for the same period in 2010.
     Depreciation decreased for the three and nine months ended September 30, 2011, due to lower levels of depreciable assets. The decrease for the nine months ended September 30, 2011, was partially offset by a revision, made in the second quarter of 2011, in the estimated useful lives for certain property, plant and equipment, which resulted in additional depreciation expense of $1,017 in the nine months ended September 30, 2011.
     Pension plan withdrawal loss for the nine months ended September 30, 2011, is related to the finalization of the allocation of the assets and liabilities from the GBD Pension Plan in the second quarter of 2011.
Interest Expense
     The Company had no borrowings outstanding during the periods presented. Interest expense arises from amortization of the fees under the Credit Agreement, letter of credit fees and interest expense on reserves recorded for uncertain tax positions. Interest expense remained flat for all periods presented.

Other Income, Net
     Other income, net decreased for the three months ended September 30, 2011, compared to the same periods in 2010 due to a non-operating gain recorded in 2010 of $1,169 related to the sale of fixed assets, offset by current year increases in income from equity method investments of $187. The decrease for the nine months ended September 30, 2011, reflects a gain of approximately $5,373, recorded in the second quarter of 2010, related to the sale of a parking garage in Providence, Rhode Island, partially offset by current year increases in income from equity method investments of $732, and a gain of $729 related to the sale of an investment that had been previously written off.
Income Taxes
     Income tax expense decreased approximately $132 for the three months ended September 30, 2011 and increased $1,778 for the nine months ended September 30, 2011, compared to the same periods in 2010. The increased tax expense for the nine months ended September 30, 2011, is primarily attributable to the Texas margin tax, changes in the valuation allowance and a one-time charge related to a pre-Distribution IRS audit adjustment. Pursuant to the Tax Matters Agreement with Belo, the Company recorded tax expense of $2,961  in the second quarter of 2011 relating to a pre-Distribution IRS audit adjustment. The Company anticipates making the payment to Belo in the fourth quarter of 2011 upon closing of all pre-Distribution federal income tax years. The Company currently projects taxable losses for federal income tax purposes and in certain state income tax jurisdictions for the year 2011. The Company’s change in deferred tax assets is partially offset by a corresponding decrease in the valuation allowance of approximately $321 and an increase of $1,888 for the three and nine months ended September 30, 2011, respectively.
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
Liquidity and Capital Resources
     The Company believes it has sufficient access to liquidity from several sources, such as cash provided by operations, existing liquid assets and from unused borrowing capacity under its Credit Agreement, to meet its foreseeable liquidity needs.
     The table below reflects the Company’s sources of liquidity:

Sources of Liquidity	September 30, 2011
Cash and cash equivalents	$45,687
Accounts receivable, net	40,107

$85,794

Unused borrowing capacity	$20,015

     The Company operates with a Credit Agreement (“Credit Agreement”) that has a total commitment of $25,000. The Credit Agreement is subject to a borrowing base comprised of eligible accounts receivable and inventory, which determines the available borrowing capacity. On May 2, 2011, A. H. Belo Corporation entered into the Fifth Amendment to its Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. and Capital One, N.A. (“Fifth Amendment”). Among other matters, the Fifth Amendment to the Credit Agreement extends the maturity date of the credit facility from September 30, 2012 to September 30, 2014, allows the Company to pay annual cash dividends (subject to the fixed charge coverage ratio and $12,500 of borrowing availability if borrowings are outstanding), and removes the restrictions on capital expenditures. In addition, under the Fifth Amendment, if borrowing availability falls below $7,500, a fixed charge coverage ratio covenant of 1:1 will apply. As long as no borrowings are outstanding under the revolving credit facility, the Fifth Amendment permits the Company to pay voluntary pension contributions, declare special dividends, and repurchase shares of the Company’s common stock. The Fifth Amendment also makes other amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 relating to cash management procedures for the Company’s deposit accounts.

     At September 30, 2011 and December 31, 2010, the Company had eligible collateral of $30,009 and $40,471, respectively, to secure borrowings under the Credit Agreement resulting in a borrowing base of $25,000 for both periods. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $20,015 and $19,976 of borrowing capacity available under the Credit Agreement as of September 30, 2011 and December 31, 2010, respectively. The Company had no borrowings under the revolving credit facility during 2010 or 2011.
     On September 2, 2011, the Company paid a dividend of $0.06 per share on outstanding Series A and Series B common stock and to holders of outstanding RSU awards, which are considered participating securities, as of August 12, 2011.
     On October 27, 2011, the Company declared a dividend of $0.06 per share on outstanding Series A and Series B common stock and to holders of outstanding RSU awards, to be paid on December 2, 2011, to shareholders of record on November 10, 2011.
Operating Cash Flows
     Net cash (used in)/provided by operations for the nine months ended September 30, 2011 and 2010 was $(32,433) and $53,787, respectively. The decrease in cash flows from operations includes a voluntary contribution of $30,000 and required contributions of $16,305 to the A. H. Belo Pension Plans. The Company also made a payment of $8,733 to the GBD Pension Plan to settle required contributions associated with the Transfer Agreement, of which $3,410 came from A. H. Belo funds held by Belo for future pension payments. Other changes in net cash used in operations include a payment made for funding of the Pension Transition Plans of $5,318, a payment of $3,096 for the purchase of a personal residence of a Company officer pursuant to a retention and relocation agreement, and the final funding of a legal settlement, net of insurance proceeds, of $532. The Company received $3,549 of proceeds from Belo for the carryback of the Company’s taxable net operating loss against Belo’s taxable income from prior years and a net sales tax refund of $591.
Investing Cash Flows
     Net cash flows (used in)/provided by investing activities for the nine months ended September 30, 2011 and 2010 were $(5,479) and $2,082, respectively. Cash flows from investing activities in 2011 are primarily attributable to capital expenditures of $6,077, partially offset by the receipt of $729 from the recovery of a previous impaired investment. Cash flows from investing activities for the nine months ended September 30, 2010, include capital expenditures of $6,479 and proceeds of $9,728 from the sale of property, plant and equipment, including a parking garage in Providence, Rhode Island, 8.2 acres and a 32,682 square foot building located in Plano, Texas and 4.59 acres and a 76,345 square foot building located in Arlington, Texas.
     In 2011, the Company expects to incur total capital expenditures of $9,000 to $10,000.
Financing Cash Flows
     Cash flows (used in)/provided by financing activities for the nine months ended September 30, 2011 and 2010 were $(2,692) and $932, respectively. This use of cash was related to the payments of dividends of $1,351 and $1,353 during the second and third quarters of 2011, respectively. Cash flows provided by financing activities for the nine months ended September 30, 2010, were related to proceeds from the exercise of stock options.
Contractual Obligations
     During January 2011, the Company contributed $8,733 to the GBD Pension Plan to settle required contributions associated with the Transfer Agreement, of which $3,410 of this payment came from A. H. Belo funds held by Belo for future pension contributions. In the first quarter of 2011, the Company made a discretionary contribution of $30,000 to the A. H. Belo Pension Plans. Required contributions of $5,896 were made in the second quarter of 2011 and contributions of $10,409 were made in the third quarter of 2011, meeting remaining contribution requirements through December 31, 2011.
     Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 11, 2011, with the Securities and Exchange Commission.

Critical Accounting and Policies and Estimates
     Through December 31, 2010, certain employees and retirees of the Company participated in GBD Pension Plan, sponsored by Belo. The Company accounted for its pension obligations pursuant to accounting guidance for multiemployer pension plans. Accordingly, the Company recognized as pension expense the required contribution for each period and recognized as a liability any reimbursement obligation due and unpaid. On October 6, 2010, the Company and Belo entered into the Transfer Agreement, agreeing to split the GBD Pension Plan. Under the Transfer Agreement, the GBD Pension Plan assets and liabilities related to current and former Company employees were transferred into two newly established pension plans, sponsored solely by the Company, effective January 1, 2011, having similar terms to the GBD Pension Plan. Accordingly, in the fourth quarter of 2010, the Company recognized a loss for the unfunded projected benefit obligation transferred to the new pension plans, as the liability was probable and could be estimated. In 2011, the Company follows accounting guidance for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income and recognized into earnings over future periods. Net periodic pension expense is recognized each period by accruing interest expense and the return on assets associated with the projected benefit obligation and the plan assets, respectively. As of the effective date of the new pension plans, benefits to participants remained frozen and accordingly, the Company does not recognize on-going service costs as a component of its net periodic pension expense. Additionally, the unfunded projected benefit obligation was recognized in the fourth quarter of 2010 and other comprehensive loss does not include any prior service costs.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In addition to the proceeding previously disclosed (see Note 10 — Contingencies in the Condensed Consolidated Financial Statements in Part I, Item I) for which there are no material developments to report, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial position of the Company.
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

(1)* Amended and Restated Credit Agreement dated as of January 30, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “February 2, 2009 Form 8-K”))

(2)* Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 (Exhibit 10.2 to the February 2, 2009 Form 8-K)

(a)* First Amendment to Amended and Restated Security Agreement dated as of May 2, 2011 (Exhibit 10.1(9) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 (Securities and Exchange Commission File No. 001-33741))

(3)* First Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2009 (Exhibit 10.1(5) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 13, 2009 (Securities and Exchange Commission File No. 001-33741))

(4)* Second Amendment to the Amended and Restated Credit Agreement dated as of December 3, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2009 (Securities and Exchange Commission File No. 001-33741))

(7)* Third Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2010 (Exhibit 10.1(7) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010 (Securities and Exchange Commission File No. 001-33741))

(5)* Fourth Amendment to the Amended and Restated Credit Agreement dated as of March 10, 2011 (Exhibit 10.1(8) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

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

~(1)* A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8-K)

*(a)          First Amendment to the A. H. Belo Corporation Savings Plan dated September 23, 2008 (Exhibit 10.2(1)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 (Securities and Exchange Commission File No. 001-33741))

~(2)* A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)

	*(a)	First Amendment to A. H. Belo 2008 Incentive Compensation Plan effective July 23, 2008 (Exhibit 10.2(2)(A) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008 (Securities and Exchange Commission File No. 001-33741))

	*(b)	Form of A. H. Belo 2008 Incentive Compensation Plan Non-Employee Director Evidence of Grant (for Non-Employee Director Awards) (Exhibit 10.2.2(b) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2010 (Securities and Exchange Commission File No. 001-33741))

	*(c)	Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

	~(3)*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8-K)

	*(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2009 (the “April 2, 2009 Form 8-K))

	~(4)*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)

	*(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)

	~(5)*	John C. McKeon Retention and Relocation Agreement effective September 22, 2010 (Exhibit 10.2(5) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

10.3	Agreements relating to the Distribution of A. H. Belo:

	(1)*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

	*(a)	First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission file No. 00-00371))

	(2)*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

* (a) Amendment to Employee Matters Agreement as set forth in the Pension Plan Transfer Agreement dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-33741) (the “October 8, 2010 Form 8-K”))

	(3)*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

	(4)*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (See Exhibit 2.1 to the February 12, 2008 Form 8-K)

	(5)*	Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the October 8, 2010 Form 8-K)

	(6)*	Agreement among the Company, Belo Corp., and The Pension Benefit Guaranty Corporation, effective March 9, 2011 (Exhibit 10.3(6) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

A. H. BELO CORPORATION
November 2, 2011	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer)

November 2, 2011	By:	/s/ Michael N. Lavey
Michael N. Lavey
Vice President/Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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