Form 10-K
period 2011-12-31
A. H. Belo CORP
filed 2012-03-12
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.     Yes   ☐     No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☑

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2011, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $140,396,699.*

Shares of Common Stock outstanding at March 6, 2012: 21,830,029 shares (consisting of 19,436,948 shares of Series A Common Stock and 2,402,081 shares of Series B Common Stock).

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held on May 17, 2012, are incorporated by reference into Parts II and III of this Annual Report.

A. H. Belo Corporation 2011 Annual Report on Form 10-K

A. H. BELO CORPORATION

FORM 10-K

A. H. Belo Corporation 2011 Annual Report on Form 10-K

PART I

Item 1.	Business

A. H. Belo Corporation (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four metropolitan daily newspapers and several associated Web sites, with publishing roots that trace to The Galveston Daily News, which began publication in 1842. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; The Press-Enterprise (www.pe.com) (Riverside, California), serving the Inland Southern California region and winner of one Pulitzer Prize; and The Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas. The Company publishes various niche publications targeting specific audiences, and its investments and/or partnerships include Classified Ventures, LLC, owner of cars.com and the Yahoo! Inc. (“Yahoo!”) Newspaper Consortium. A. H. Belo also owns and operates commercial printing, distribution and direct mail service businesses. In February 2008, the Company’s former parent, Belo Corp. (“Belo”) separated its publishing operations in a spin-off transaction (the “Distribution”) and A. H. Belo became an independent registrant listed on the New York Stock Exchange (NYSE trading symbol: AHC). Unless the context requires otherwise, all dollar amounts in this Annual Report on Form 10-K are in thousands, except per share amounts.

The Dallas Morning News’ first edition was published on October 1, 1885. It is one of the leading metropolitan newspapers in America and its success is founded upon the highest standards of journalistic excellence, with an emphasis on comprehensive local news and information and community service. The Dallas Morning News is distributed primarily in Dallas County and 10 surrounding counties. This coverage area represents the fourth most populous metropolitan area of the country. The Dallas Morning News’ nine Pulitzer Prizes were awarded for news reporting, editorial writing and photography, with the most recent awarded in April 2010. The Dallas Morning News also publishes Briefing, a condensed newspaper distributed four days per week at no charge to non-subscribers of The Dallas Morning News in select coverage areas; and Al Dia, an award-winning Spanish-language newspaper published on Wednesdays and Saturdays and distributed at no charge in select coverage areas. The Dallas Morning News also publishes other news products targeted at communities in the North Texas area. The Dallas Morning News’ financial and operating results also include the financial and operating results of The Denton Record-Chronicle.

The Providence Journal is the leading newspaper in Rhode Island and southeastern Massachusetts. The Providence Journal is the oldest major daily newspaper of general circulation and continuous publication in the United States. The Providence Journal also publishes ProjoExpress, a weekly publication distributed at no charge to households in select Rhode Island communities. The Press-Enterprise is distributed in the Inland Southern California region, which includes Riverside and San Bernardino Counties. The Press-Enterprise also publishes La Prensa, a weekly Spanish-language newspaper distributed at no charge in select coverage areas, as well as The Weekly, a targeted condensed newspaper distributed mid-week at no charge to non-subscribers, and Sunday Weekly, a publication that is distributed on Sunday at no charge to non-subscribers. The Providence Journal and The Press-Enterprise have long histories of journalistic excellence.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 1

The Company’s primary revenues are from advertising sold in published issues of its newspapers and on the Company’s Web sites, the sale of newspapers to subscribers and single copy customers, and commercial printing and distribution. The following sets forth the Company’s distribution of revenues in 2011, 2010 and 2009 by type:

Advertising Revenues

The Company has a comprehensive portfolio of print and digital advertising products and services. For 2011, advertising revenues accounted for approximately 61.2 percent of total revenues of which 12.5 percent of advertising revenue was generated by the Company’s digital advertising products. A. H. Belo’s strategy is to increase advertising revenue through strategic alliances with online advertisers and by creating new digital and print products that complement the Company’s core newspapers and Web sites, niche and specialty publications, direct mail advertising, total market coverage publications, zoned editions, and event-based publications, all of which enable the Company’s advertisers to reach new markets. These products allow existing advertisers to reach their target audience through integrated advertising campaigns, while also providing the Company a portfolio of products with which to attract new advertisers. The combined reach of the Company’s core daily newspapers, digital platforms and niche publications allows the Company to maintain its position as a leading local media outlet in each of its markets.

In addition to daily newspapers, the Company publishes a number of niche publications such as condensed and weekly newspapers, Spanish-language newspapers, and fashion and entertainment publications, which are targeted at specific demographic groups or geographies. These niche publications provide a vehicle for delivery of display, classified and preprint advertising, typically to non-subscribers of the Company’s core newspapers and typically at no charge. These niche publications provide unique content, but also leverage the news content from the core newspapers while using the Company’s printing and distribution infrastructure to drive additional advertising revenue at a low incremental cost.

A. H. Belo’s focus is to offer both mass distribution and targeted products in its markets which is accomplished in the following ways:

Display Advertising

Display advertising revenue results from sales of advertising space within the Company’s newspapers and niche publications to local, regional or national retail and service businesses with local operations, affiliates or resellers.

Classified Advertising

Classified advertising revenue results from sales of advertising space in the classified and other sections of the Company’s newspapers which include automotive, real estate, employment and other.

PAGE 2	A. H. Belo Corporation 2011 Annual Report on Form 10-K

Preprint Advertising

Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspapers and niche publications, or distributed by mail or third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company has developed capabilities that allow its advertisers to selectively target preprint distribution at the sub-zip code level in order to optimize the coverage for the advertisers’ locations.

Digital Advertising

Digital advertising revenue results from sales of banner and other display, video, behavioral targeting, search, rich media, directories, classifieds, direct email marketing, or other advertising on digital platforms associated and integrated with the Company’s print publications, and on third party Web sites, such as Yahoo!, monster.com, and cars.com.

The following sets forth the distribution of the Company’s advertising revenues in 2011, 2010, and 2009 by product type:

Circulation Revenues

Circulation revenues accounted for approximately 30.3 percent of total revenues for 2011 and represent subscription and single copy sales revenue related primarily to the Company’s core newspapers. A. H. Belo’s steadfast commitment to producing superior, unduplicated local content enables the Company’s newspapers to charge premium subscription rates. In 2009, The Dallas Morning News, The Providence Journal and The Press-Enterprise developed and implemented consumer revenue strategies, the goal of which is to increase the amount of recurring revenue from consumers of the Company’s print and digital products and to reduce the Company’s reliance on advertising revenue. Accordingly, since 2009, home delivery and single copy prices have increased by up to 76 percent in certain circulation areas. In 2011, The Dallas Morning News implemented a subscriber content initiative by which access to certain premium content on dallasnews.com, on its e-Edition and on its applications for mobile and tablet devices is gated, and thereby limited to digital subscribers for varying subscription fees and to home delivery subscribers as part of their subscription. Most breaking news, wire stories and classified content remain free on dallasnews.com. As of December 31, 2011, approximately 35 percent of print subscribers have activated their digital subscriptions.

The Company’s Web sites, which also include providencejournal.com, pe.com and other related Web sites, offer users comprehensive news information, user-generated content, advertising, e-commerce and other services. During 2011, the Company introduced several initiatives to strengthen its ability to engage readers across multiple digital platforms with relevant, local, customized content and advertising. The Dallas Morning News redesigned and re-launched its flagship Web site, dallasnews.com and released upgraded or new applications for Web-enabled mobile phone and tablet devices. Additionally, during 2011, The Providence Journal and The Press-Enterprise offered e-Editions of their newspapers and introduced applications for tablet devices. The Company plans to aggressively introduce additional applications for mobile

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 3

devices and continue to modify and enhance its Web sites to ensure consumer engagement and relevancy. The Company continues to implement new digital tools with many of its journalists using social media such as blogs, Facebook and Twitter to engage local audiences.

The table below sets forth average print and digital circulation information concerning A. H. Belo’s primary daily newspaper operations and niche publications:

	2011				2010				2009
	Daily		Sunday		Daily		Sunday		Daily		Sunday
Newspaper	Circulation(a)		Circulation		Circulation(a)		Circulation		Circulation(a)		Circulation
The Dallas Morning News Group
The Dallas Morning News	265,371	(b)	374,653	(b)	262,227	(c)	373,815	(c)	274,143	(c)	404,227	(c)
Niche publications	174,712	(b)	–		187,442	(c)	–		173,711	(c)	–

The Dallas Morning News Group-Total	440,083		374,653		449,669		373,815		447,854		404,227

The Providence Journal Group
The Providence Journal	94,357	(d)	129,024	(d)	101,123	(e)	137,339	(e)	112,310	(e)	154,300	(e)
Niche publications	23,938		–		–		–		–		–

The Providence Journal Group-Total	118,295		129,024		101,123		137,339		112,310		154,300

The Press-Enterprise Group
The Press-Enterprise	112,228	(f)	129,409	(f)	109,079	(g)	112,357	(g)	113,356	(g)	122,691	(g)
Niche publications	15,862	(f)	–		10,786	(g)	–		10,208	(g)	–

The Press-Enterprise Group-Total	128,090		129,409		119,865		112,357		123,564		122,691

(a)	Daily circulation is defined as a Monday through Saturday six-day average.

(b)

Average circulation data for The Dallas Morning News and its niche publications is obtained from its Publisher’s Statement for the six-month period ended September 30, 2011, as filed with the Audit Bureau of Circulations (the “Audit Bureau”), subject to audit. For 2011, The Dallas Morning News’ circulation data include The Denton Record-Chronicle. If The Denton Record-Chronicle had been excluded, The Dallas Morning News’ daily and Sunday circulation for the six-month period ending September 30, 2011, would have been 251,709 and 360,043, respectively. The Dallas Morning News stopped publishing its niche publication Quick on August 4, 2011. During 2010, the last full year of publication, Quick had an average daily circulation of 13,301.

(c)

Average circulation data for The Dallas Morning News and its niche publications is obtained from its Publisher’s Statement for the six-month periods ended September 30, 2010 and 2009, as filed with the Audit Bureau and from its Publisher’s Statement for the six-month periods ended September 30, 2010 and 2009, as filed with Certified Audit of Circulations, Inc. For 2010, The Dallas Morning News’ circulation data include The Denton Record-Chronicle. If The Denton Record-Chronicle had been excluded, The Dallas Morning News’ daily and Sunday circulation for the six-month period ending September 30, 2010, would have been 252,724 and 361,576, respectively.

(d)

Average circulation data for The Providence Journal and its niche publications are obtained from its Publisher’s Statement for the twenty-six weeks ended September 25, 2011, as filed with the Audit Bureau, subject to audit.

(e)

Average circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-six weeks ended September 30, 2010, as filed with the Audit Bureau. Average circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-six weeks ended September 23, 2009, as filed with the Audit Bureau.

(f)

Average circulation data for The Press-Enterprise and its niche publications is obtained from its Publisher’s Statement for the six months ended September 30, 2011, as filed with the Audit Bureau, subject to audit and from its Annual Audit Report for the period ended September 30, 2011, as filed with Verified Audit Circulation, subject to audit.

(g)

Average circulation data for 2010 and 2009 for The Press-Enterprise and its niche publications is obtained from its Publisher’s Statement for the six months ended September 30, 2010 and 2009, as filed with the Audit Bureau and from its Annual Audit Report ended September 30, 2010 and 2009, as filed with Verified Audit Circulation.

Printing and Distribution Revenues

Printing and distribution revenues comprise approximately 8.5 percent of the Company’s 2011 revenue and consist primarily of commercial printing, distribution and direct mail service. The Company provides commercial printing services for national newspapers that require regional printing, such as The Wall Street Journal, The New York Times and USA Today,

PAGE 4	A. H. Belo Corporation 2011 Annual Report on Form 10-K

and other local newspapers. Newsprint used in the production of large national newspapers is generally provided by the customer. The Company also provides home delivery and retail outlet distribution services for such national newspapers, as well as for regional newspapers delivered into our coverage areas, such as The Boston Globe and The Los Angeles Times. The Company also operates a direct mail service business in Phoenix, Arizona and Las Vegas, Nevada.

Raw Materials and Distribution

The basic material used in publishing newspapers is newsprint. Currently, most of the Company’s newsprint is obtained through a purchasing consortium. Management believes the Company’s sources of newsprint, along with available alternate sources, are adequate for the Company’s current needs.

During 2011, Company operations consumed approximately 67,300 metric tons of newsprint at an average cost of $635 per metric ton. Consumption of newsprint in 2010 was approximately 69,300 metric tons at an average cost of $568 per metric ton.

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

Product Initiatives

The Company operates the largest newsrooms in the markets it serves. In addition, its news and community interest Web sites generally attract the largest audiences in the markets they serve. The Company strategically seeks to identify new product and investment opportunities that leverage the scale of its news and advertising content, as well as complementing the Company’s subscriber base and digital platforms. In 2011, the Company’s new products include applications available on, and designed specifically for, tablets and smart phones, stories published in e-book format, and revenue sharing arrangements related to internally and externally produced videos. Other initiatives being developed leverage search engine optimization related to the Company’s Web sites and other digital platforms, and include social media reseller arrangements whereby the Company manages advertisers’ social media accounts. The Company has also repackaged certain printed niche products, providing greater professional and local community content, in order to expand its reach among locally focused audiences. Although the Company continuously monitors its new product efforts, there can be no assurances these initiatives will be accepted by consumers and result in a return of the Company’s investment.

The Company believes the brand equity associated with each of its newspapers continues to have significant value in their respective coverage areas. In 2011, The Providence Journal initiated a marketing campaign to strengthen its relationship with consumers and to acquire new subscribers. The Company is considering similar campaigns at its other newspapers to build and leverage its brands and create consumer interest in new and existing products.

Other Interests

In addition to its core newspaper operations, A. H. Belo and Belo, together own 6.6 percent of Classified Ventures, LLC, a joint venture in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The three principal online businesses that Classified Ventures, LLC operates are cars.com, apartments.com, and homegain.com. A. H. Belo and Belo, through Belo Lead Management, LLC, have also invested in ResponseLogix, Inc. (www.responselogix.com). ResponseLogix provides advanced, Internet-based lead management solutions to auto dealers.

In November 2011, the Company made an investment of $2,500 in ShopCo Holdings, LLC (“ShopCo”), in return for a 12.5 percent ownership interest. ShopCo owns FindnSave.com, a digital preprint solution which provides a shopping platform where consumers can find retail goods and services for sale locally and nationally. This platform leverages the power of local media participation with advanced search and database technology to allow a consumer to review online sales circulars or

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 5

local advertised offers, or search for an item and receive a list of local advertisers and the prices those advertisers are offering for the searched item.

Prior to December 31, 2011, A. H. Belo and Belo each owned a 50 percent share of Belo Investment, LLC (“Belo Investment”), which held various real estate properties including The Belo Building, a 17-story downtown Dallas office building formerly occupied by certain A. H. Belo employees, related parking sites, and other downtown Dallas real estate. Effective December 31, 2011, the Company exchanged its membership interest in Belo Investment for an equitable division of its net assets, which resulted in a loss on the investment of $5,018. In the exchange, the Company received three commercial parking lots and another property in downtown Dallas. See the Consolidated Financial Statements, Note 5 — Investments.

Our Competitive Strengths and Challenges

Our strengths are:

•	established, well known and trusted brands within each of our markets

•	a strong, cohesive and stable senior management team, with significant sector experience, focused on strategy and execution

•	significantly greater scale of news gathering resources to cover the Company’s local markets than any other media company

•	four daily metropolitan newspapers which produce superior local content on a scale that competitors are unlikely to duplicate

•	local content, distribution platforms, technologies, and relationships which are leveraged to develop and sell new products

•	the ability to market, in print and/or digitally, products and services to large and targeted audiences at low marginal costs

•	sales personnel with knowledge of the marketplaces in which the Company conducts its business and relationships with current and potential advertising clients

•	the ability to manage operating costs according to market pressures and maintain a positive cash flow and liquid financial position

•	a conservative capital structure and an unused credit facility

The Company’s newspapers, and the newspaper industry as a whole, continue to experience challenges to maintain and grow print revenues and circulation. This results from, among other factors, increased competition from other media, particularly the Internet. In addition, the downturn in the housing and employment markets as well as negative consumer sentiment have adversely affected the Company’s business. Additional declines in circulation could further adversely impact advertising and circulation revenues. The decline in advertising revenues has been particularly realized in the display and classified categories, as advertising budgets have been reduced and advertisers have shifted to other media. In response to these advertising decreases, A. H. Belo has worked to diversify its revenue base by increasing circulation prices and expanding the reach of its printed niche products to wider audiences.

The Company has also developed broad digital strategies designed to provide readers with multiple platforms for obtaining online access to local news coverage while protecting the Company’s core print business. The Company has increased its efforts to obtain key demographic data from readers, which allows the Company to provide digital content most desired by readers, and to modify marketing and distribution strategies to enable the Company’s newspapers and Web sites to reach audiences most valued by advertisers. At December 31, 2011, the Company’s Web sites had approximately 2,348,000 registered users and during 2011, the Company’s Web sites registered approximately 169,000 new users. The Company has established strategic relationships with major Internet companies, and invested in certain companies with innovative products and/or technologies. In selected cases, A. H. Belo markets, uses and sells products and services provided by companies in

PAGE 6	A. H. Belo Corporation 2011 Annual Report on Form 10-K

which it has invested. A. H. Belo has also increased its focus on neighborhood and other local community and regional news, both in print and online.

As a result of declining revenues, the Company has implemented measures to control operating expenses. These measures include reducing the Company’s workforce and benefits, and restructuring the Company’s newspapers through organizational realignments.

Strategies and Opportunities

A. H. Belo is committed to publishing newspapers and digital content of the highest quality and integrity, and creating and developing innovative print and digital products addressing the needs of consumers and advertisers. The Company’s goal is to produce positive net income and cash flow and create value for shareholders over the long-term through stock price appreciation and dividends, which were reinstituted on a quarterly basis in 2011. The Company intends to achieve these objectives through the following strategies:

•

continue to keep costs closely aligned with revenues; maintain strong liquidity to support future business and product initiatives; and, provide flexibility to meet strategic investment opportunities and other cash flow requirements

•	maintain the Company’s commitment to produce quality local content in the communities that it serves on a scale others are unlikely to match

•	efficiently manage content to drive revenue over multiple delivery platforms, including print, the Internet and mobile devices

•	maximize interactive revenue and implement strategies to market print and digital products in an integrated manner that creates sustainable revenue and earnings

•	leverage demographic information to maximize consumer engagement across all platforms

•	optimize and leverage marketing and sales capabilities, including consumer demographic data, to implement initiatives that enable advertisers to reach high value consumers more effectively

•	enhance the Company’s sales force capabilities to sell all products effectively across all platforms

•	strengthen and improve the Company’s underlying technology platform while continuously leveraging technology and other innovations to reduce expenses

Competition

The Dallas Morning News competes with one metropolitan daily newspaper in certain areas of the Dallas/Fort Worth metroplex. The Providence Journal competes with four daily newspapers in Rhode Island and southeastern Massachusetts. The Press-Enterprise competes with seven daily newspapers in the Inland Southern California area. The Company’s newspapers, including its niche publications, face competition for advertising and circulation revenue in varying degrees from other newspapers and specialized publications distributed in its circulation areas, including nationally circulated newspapers, television, radio, magazines, direct-mail, the Internet and other advertising media. The secular shift from print to digital media has increased competition for audience and advertising from a wide variety of digital alternatives, including news and social media Web sites, online advertising networks and exchanges, online classified services, advertisements on mobile applications, and other new media formats. The Company’s newspapers compete for advertising revenue based on the size and demographics of its subscriber base, advertising results, rates, and customer service. Competition for readers is primarily based on the quality of its journalism, price, timeliness of its interaction with audiences, the mode of delivery, and customer service.

The Company’s Web sites and digital applications face competition from Internet sites that provide news, aggregated content from different sources, and sites that allow users to generate content. Competition for advertising revenue is encountered from Web sites providing platforms for classified advertisements, and major search engines, such as Google and Yahoo!, which offer directory information for local businesses with enhanced functionality, such as mapping and links to reviews. In

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 7

addition, other forms of digital distribution, such as digital applications for Web-enabled mobile phones and tablets, compete for digital advertising revenue with the Company’s Web sites and digital applications.

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

Employees

As of December 31, 2011, the Company had approximately 1,900 full-time and 260 part-time employees. Approximately 330 employees are represented by various employee unions. All union-represented employees are located in Providence, Rhode Island. The Company believes its relations with its employees are satisfactory.

PAGE 8	A. H. Belo Corporation 2011 Annual Report on Form 10-K

Available Information

A. H. Belo maintains its corporate Web site at www.ahbelo.com. The Company makes available on its Web site, free of charge, this Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports, as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

A. H. Belo's businesses operate in highly competitive media markets, and the Company's ability to maintain market share and generate revenues depends on how effectively the Company competes with existing and new competition.

The Company’s businesses operate in highly competitive media markets. A. H. Belo’s newspapers compete for advertising and circulation revenue with other newspapers, Web sites, digital applications, magazines, television, radio, direct mail and other media. The proliferation of the Internet and expansion of digital media and communications, particularly mobile applications, and the development of tablet and mobile devices, has increased some consumers’ preferences to receive all or part of their news and information digitally. Web sites such as craigslist.com, monster.com, and autotrader.com have provided an efficient forum for reaching wide but targeted audiences for classified advertisements. Web sites such as Google and Yahoo! have been successful in gathering national, local and entertainment news and information from multiple sources and attracting a broad readership base. The continued development and deployment of new technologies and greater competition from other media increases the challenges to the Company to provide competitive offerings to retain its print and digital customer base of both advertisers and subscribers. Circulation revenues and the Company’s ability to achieve price increases for its print products may be affected by competition from other publications and other forms of media available in the Company’s various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among certain demographic groups. A. H. Belo may incur higher costs competing for advertising dollars and paid circulation, and if the Company is not able to compete effectively for advertising dollars and paid circulation, revenues may decline and the Company’s financial condition and results of operations may be adversely affected.

A. H. Belo may be unsuccessful in providing the desired types of news and information content on digital platforms.

In 2011, the Company increased the functionality of the Web sites associated with its core newspapers and has offered applications for Web-enabled phones and tablet devices. These digital platforms offer consumers varying levels of access to similar content offered within the respective newspaper, as well as late-breaking local, national and international news stories, and interactive content, such as video, blogs and twitter feeds. However, the frequency, types and depth of news desired by digital users may not be predictable or consistent with the news and other content offered on the Company’s digital platforms and the costs to retain such consumers may be unprofitable to the Company’s operations.

A. H. Belo may be unable to respond to changing perceptions about the effectiveness of print advertising.

Historically, newspaper publishing has been viewed as a cost-effective method of delivery for various forms of advertising. To the extent advertisers shift expenditures to other media, the Company’s ability to provide effective low-cost advertising may suffer. Additionally, digital advertising can provide tools to measure advertising effectiveness. To the extent the Company is not able to provide comparable data to support the effectiveness of print advertising, it may be unable to compete effectively against digital advertising.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 9

There can be no assurance that the Company’s product initiatives will be successful.

The Company continuously identifies product initiatives to develop new markets and to respond to challenges of maintaining sustainable revenues in existing markets. These initiatives may not be accepted by consumers and could result in unprofitable financial performance.

The economic slowdown experienced in the United States and national and worldwide financial instability, may continue to adversely affect the Company’s business, financial condition and results of operations.

Advertisers generally reduce spending during economic downturns. The continued economic slowdown in the United States, particularly the downturn in the housing and employment markets as well as negative consumer sentiment, has adversely affected the Company’s advertising revenues and may continue to adversely affect its business by reducing demand for local and national advertising. The Company’s advertising revenues have declined by 19.9 percent since 2009. Advertising demand is a factor in determining advertising rates. Continued diminished demand could result in a reduction in advertising rates, leading to lower revenues and operating margins. Additionally, the Company’s advertising customers could face liquidity constraints. If such events were to occur, the Company could encounter difficulties in collecting its advertising receivables, which could increase the Company’s exposure to loss.

Decreases in circulation may adversely affect A. H. Belo’s advertising and circulation revenues.

A. H. Belo’s newspapers, and the newspaper industry as a whole, are challenged to maintain and grow print circulation. Continuing declines in circulation could affect the rate and volume of advertising revenues. To maintain the Company’s circulation base, A. H. Belo may incur additional costs and may not be able to recover these costs through circulation and advertising revenues. The Company may incur increased spending on marketing designed to retain its existing subscriber base and to continue or create niche publications targeted at specific market groups. The Company may also incur increased marketing costs to drive traffic to its Web sites and digital applications and to create consumer interest in new products.

Access to credit may be adversely affected by an uncertain outlook for the newspaper industry and instability in worldwide credit markets.

The Company operates with a $25,000 credit agreement (the “Credit Agreement”), which expires in September 2014. Although the Company did not draw on the credit facility and has no plans to draw on the credit facility during 2012, its ability to access funds under its Credit Agreement, if needed, depends on its compliance with certain financial covenants. Disruptions in the capital and credit markets, as have been experienced since mid-2008, could adversely affect the Company’s ability to draw on the credit facility under its Credit Agreement. Further, additional uncertainty in the newspaper industry may limit the Company’s ability to renew or obtain credit from other sources when the facility expires, may reduce the amount of credit available or may increase the costs associated with obtaining credit. Any disruption could require the Company to take measures to conserve cash until the markets and industry stabilizes or until alternative credit arrangements or other funding for its business needs can be arranged.

The Company’s potential inability to successfully execute cost control measures could result in total operating costs that are greater than expected.

The Company has taken steps to lower its costs by reducing staff, employee benefits, and implementing general cost control measures. Although the Company continues its cost control efforts, if revenues continue to decline, the ability to reduce costs to match revenue declines could be limited. If the Company does not achieve expected savings or if operating costs increase due to the creation and development of new products or otherwise, total operating costs may be greater than anticipated.

The Company could experience inflationary pressures as suppliers increase prices after experiencing a period of price suppression and the Company may be unable to initiate price increases or additional cost reductions to offset these inflationary pressures. The Company’s inability to offset inflationary pressures could adversely affect its financial condition and results of operations.

PAGE 10	A. H. Belo Corporation 2011 Annual Report on Form 10-K

The basic raw material for newspapers is newsprint, the cost of which for the last three years has represented between approximately 8.1 percent and 9.3 percent of A. H. Belo’s revenues. The price of newsprint historically has been volatile. Consolidation in the North American newsprint industry has reduced the number of suppliers and has led to paper mill closures and conversions to other grades of paper, which in turn has decreased overall newsprint capacity and increased the likelihood of higher prices. A. H. Belo currently purchases most of its newsprint through a purchasing consortium. Significant increases in newsprint costs or the Company’s inability to obtain an adequate supply of newsprint in the future could adversely affect its financial condition and results of operations.

Recently enacted health care mandates may require the Company to evaluate the scope of health care benefits offered to its workforce and the method in which health care benefits are delivered. These mandates may increase the Company’s and employees’ costs due to expansion of coverage and benefits that companies may be required to offer employees and potential future increases in medical costs. Higher health care costs may reduce the Company’s earnings, resulting in (i) an inability to reinvest sufficient capital in its operations, (ii) an inability to pay dividends, and (iii) an increase in the cost of capital, all of which could have a negative effect on the Company’s stock price.

The Company believes that appropriate steps are being taken to control costs. However, if costs are not managed properly, such steps may affect the quality of A. H. Belo’s products, its ability to generate future revenue, and compliance with the financial covenants in the Credit Agreement.

A. H. Belo depends on key personnel and may not be able to operate and grow its business effectively if the Company loses the services of any of its senior executive officers or key operational employees or is unable to attract and retain qualified personnel in the future.

A. H. Belo relies on the efforts of its senior executive officers and other management. The success of the Company’s business depends heavily on its ability to retain current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and A. H. Belo may not be able to retain its key personnel. In addition, reductions in staff and in employee benefits could adversely affect the Company’s ability to attract and retain key employees. The Company has not entered into employment agreements with key management personnel and does not have “key person” insurance for any of its senior executive officers or other key personnel. A. H. Belo has a change in control severance plan covering key management personnel that is triggered under certain conditions if a change in control occurs.

A. H. Belo’s business may be negatively affected by work stoppages, slowdowns, or strikes by its employees.

Currently, one of A. H. Belo’s primary newspapers, The Providence Journal, is party to collective bargaining agreements with unions representing approximately 330 of its 468 employees. These agreements expire in 2012 and 2013, unless extended. A. H. Belo cannot predict the results of negotiations related to future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in the Company’s business, or the possible effect of future collective bargaining agreements on the Company’s business, financial condition, and results of operations. The Company also cannot assume that strikes or work stoppages will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could adversely affect the Company’s business, financial condition, and results of operations.

Market conditions could increase the funding requirements associated with the Company’s pension plans.

On January 1, 2011, two new pension plans, A. H. Belo Pension Plans I and II (collectively, the “A. H. Belo Pension Plans”), were established to assume the assets and liabilities transferred from The G. B. Dealey Retirement Pension Plan (the “GBD Pension Plan”) associated with current and former employees of the Company. The Company, as sole sponsor of the A. H. Belo Pension Plans, must meet certain pension funding requirements established by law. Instability in global and domestic capital markets may result in low returns on the assets contributed to the A. H. Belo Pension Plans. Additionally, low yields on corporate bonds may decrease the discount rate, resulting in a higher calculated pension liability. These conditions could materially increase the funding requirements associated with the A. H. Belo Pension Plans, which could have an adverse impact on the Company’s liquidity and financial condition.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 11

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

A. H. Belo directors and executive officers hold approximately 54 percent of the voting power of the Company’s outstanding voting stock as of December 31, 2011. A. H. Belo’s Series A common stock has one vote per share and Series B common stock has 10 votes per share. Except for certain extraordinary corporate transactions, generally all matters to be voted on by A. H. Belo’s shareholders must be approved by a majority of the voting power of the Company’s outstanding voting stock, voting as a single class. Certain extraordinary corporate transactions, such as a merger, consolidation, sale of all or substantially all of the Company’s assets, or a dissolution, the alteration, amendment, or repeal of A. H. Belo’s bylaws by shareholders, and certain amendments to A. H. Belo’s certificate of incorporation, require the affirmative vote of the holders of at least two-thirds of the voting power of the outstanding voting stock, voting as a single class. Accordingly, A. H. Belo’s directors and executive officers will have significant influence over the Company’s management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions. This ownership may limit other shareholders’ ability to influence corporate matters and, as a result, A. H. Belo may take actions that some shareholders do not view as beneficial.

Certain members of management, directors, and shareholders may face actual or potential conflicts of interest.

A. H. Belo and Belo have two directors in common. Robert W. Decherd serves as the Non-Executive Chairman of the Board of Belo and as Chairman of the Board, President and Chief Executive Officer of A. H. Belo. Mr. Decherd and Dealey D. Herndon, his sister, serve as directors of A. H. Belo and Belo. James M. Moroney III, Executive Vice President of A. H. Belo and the Publisher and Chief Executive Officer of The Dallas Morning News, is their second cousin. Mr. Moroney also serves as a director of Belo. In addition, the management and directors of both companies own common stock in both companies. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when A. H. Belo’s and Belo’s management and directors face decisions that could have different implications for A. H. Belo and Belo. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between A. H. Belo and Belo regarding the terms of the agreements governing the Distribution and the relationship between, as well as other agreements between, A. H. Belo and Belo.

PAGE 12	A. H. Belo Corporation 2011 Annual Report on Form 10-K

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The table below sets forth the principal operations and other significant physical properties of the Company:

Operations	Ownership	Location

A. H. Belo and The Dallas Morning News
Corporate and The Dallas Morning News’ Headquarters (a)	Owned	Dallas, Texas, downtown
Printing facilities	Owned	Plano, Texas
Collating facility (b)	Owned	Dallas, Texas
98 acres of undeveloped land	Owned	Dallas, Texas
Commercial parking lots and park (c)	Owned	Dallas, Texas, downtown
Office building, warehouse	Owned	Denton, Texas, downtown
Direct mail offices and warehouse	Leased	Phoenix, Arizona; Las Vegas, Nevada

The Providence Journal
Office building	Owned	Providence, Rhode Island, downtown
Printing facilities	Owned	Providence, Rhode Island

The Press-Enterprise
Office building	Owned	Riverside, California
Printing facilities	Owned	Riverside, California

(a)

The Corporate and The Dallas Morning News’ headquarters include two office buildings, a parking garage and adjacent land that are part of a ten-acre campus in downtown Dallas, Texas. Other properties on this campus are owned and used by Belo in its operations. The Company has leased certain storage facilities in its parking garage and a parcel of land to Belo under a long-term ground lease which provides an option to purchase for nominal value.

(b)

In the third quarter of 2009, the Company vacated its collating facility in southern Dallas (the “South Plant”) and consolidated collating operations at its Plano facility. The South Plant is being marketed for sale.

(c)

In exchange for its equity interests in Belo Investment, LLC, on December 31, 2011, the Company received four parcels of land in the downtown Dallas area, of which three are operated as commercial parking lots and one property serves as a downtown park.

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

In addition to the proceeding described above, a number of other legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity, or financial condition.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 13

PART II

Item 4.	Removed and Reserved

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s authorized common equity consists of 125,000,000 shares of common stock, par value $.01 per share. The Company has two series of common stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders; Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder and Series B shares are convertible at any time on a one-for-one basis into Series A shares, and upon a transfer other than as described above, Series B shares automatically convert into Series A shares. Shares of the Company’s Series A common stock are traded on the New York Stock Exchange (NYSE trading symbol: AHC), and began trading on February 11, 2008. There is no established public trading market for shares of Series B common stock.

The table below sets forth the high and low sales prices reported on the New York Stock Exchange for a share of the Company’s common stock and the quarterly cash dividends per share declared for the past two years.

		High	Low	Close	Dividends
2011	Fourth quarter	$5.44	$3.82	$4.75	$0.12
	Third quarter	$7.64	$4.03	$4.20	$0.06
	Second quarter	$8.64	$6.39	$7.44	$0.06
	First quarter	$8.93	$7.00	$8.36	$ –
2010	Fourth quarter	$9.33	$6.75	$8.70	$ –
	Third quarter	$7.99	$6.01	$7.07	$ –
	Second quarter	$9.16	$6.00	$6.64	$ –
	First quarter	$8.04	$5.35	$7.20	$ –

The closing price of the Company’s Series A common stock as reported on the New York Stock Exchange on March 6, 2012 was $4.56. The approximate number of shareholders of record of the Company’s Series A and Series B common stock at the close of business on March 6, 2012 was 511 and 223, respectively.

The declaration and payment of dividends is subject to the discretion of A. H. Belo’s Board of Directors, and any determination as to the payment of such dividends, as well as the amount and timing of such dividends, will depend on, among other things, A. H. Belo’s results of operations and financial condition, earnings, capital requirements, debt covenants, other contractual restrictions, prospects, applicable law, general economic and business conditions, and other future factors that A. H. Belo’s Board deems relevant. If borrowings are outstanding against the Company’s Credit Agreement, the payment of dividends is allowed when the Company’s fixed charge coverage ratio is equal to or exceeds 1:1 and the borrowing availability at the time of, and after giving effect to, such dividends is equal to or greater than $12,500. A. H. Belo cannot provide any assurance that any dividends will be declared and paid due to the foregoing factors and the factors discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

On March 2, 2012, the Company paid the dividend declared in the fourth quarter of 2011, and on March 8, 2012, the Company declared a dividend of $0.06 per share on outstanding Series A and Series B common stock and to holders of outstanding restricted stock units (“RSU”), to be paid on June 1, 2012 to shareholders of record on May 11, 2012.

Equity Compensation Plan Information

The information set forth under the heading “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders, to be held on May 17, 2012, is incorporated herein by reference.

PAGE 14	A. H. Belo Corporation 2011 Annual Report on Form 10-K

Issuer Purchases of Equity Securities

The Company did not repurchase any Series A or Series B common stock during the quarter ended December 31, 2011.

Sales of Unregistered Securities

During 2011, 2010 and 2009, shares of the Company’s Series B common stock in the amounts of 30,057, 207,806 and 260,826, respectively, were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption under Section 3(a)(9) of the Securities Act.

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

The graph below compares the annual cumulative shareholder return on an investment of $100 on February 11, 2008, with a closing price of $14.40 per share, in A. H. Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with the cumulative total return, assuming reinvestment of dividends, of a similar investment in (1) companies on the Standard & Poor’s 500 Stock Index, and (2) the 2011 group of peer companies selected on a line-of-business basis and weighted for market capitalization. The Company’s peer group includes the following companies: Gannett Co., Inc., The E. W. Scripps Company, Journal Communications, Lee Enterprises, Inc., The McClatchy Company, Media General, Inc. and The New York Times Company. A. H. Belo is not included in the calculation of peer group cumulative total shareholder return on investment.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 15

Item 6.	Selected Financial Data

The table below sets forth selected financial data of the Company for each of the years 2007 through 2011. For a more complete understanding of this selected financial data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes.

	As of and for the years ended December 31,
In thousands (except per share amounts)	2011	2010	2009	2008	2007
Total net operating revenues	$461,503	$487,308	$518,348	$637,314		$738,668
Total operating costs and expenses	466,915	625,377	636,659	699,271		1,056,100

(Loss) earnings from operations	(5,412)	(138,069)	(118,311)	(61,957)		(317,432)
Total other income (expense)	(510)	6,259	(2,059)	(3,420)		(31,067)
Income tax expense (benefit)	5,011	(7,575)	(12,475)	(15,857)		(1,487)

Net (loss) income	$(10,933)	$(124,235)	$(107,895)	$(49,520)		$(347,012)

Total assets	$345,088	$420,049	$404,427	$552,263		$619,710
Long-term portion of notes payable to Belo Corp.	$–	$–	$–	$–		$378,916
Cash dividends declared per common share	$0.24	$–	$–	$0.625	$	N/A

Other income and expense includes $2,983 and $34,834 for 2008 and 2007, respectively, for interest on intercompany notes payable to Belo. On February 8, 2008, in connection with the Distribution, Belo contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by the Company and its subsidiaries. This transaction effectively settled the notes payable balances. Amounts presented prior to the Distribution reflect the direct operating expenses of the businesses with allocation of certain Belo corporate expenses for services provided by Belo. The Company believes the allocation methods to be reasonable.

PAGE 16	A. H. Belo Corporation 2011 Annual Report on Form 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; challenges in achieving expense reduction goals in a timely manner, and the resulting potential effect on operations; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; consumer acceptance of new products and business initiatives; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures and investments; returns and discount rates on pension plan assets; general economic conditions; significant armed conflict; and other factors beyond our control, as well as other risks described elsewhere in this Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the Securities and Exchange Commission.

All references to earnings per share represent diluted earnings per share.

Unless the context requires otherwise, all dollar amounts are in thousands, except per share amounts.

OVERVIEW

A. H. Belo Corporation

A. H. Belo, headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four metropolitan daily newspapers and several associated Web sites, with publishing roots that trace to The Galveston Daily News, which began publication in 1842. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; The Press-Enterprise (www.pe.com) (Riverside, California), serving the Inland Southern California region and winner of one Pulitzer Prize; and The Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas. The Company publishes various niche publications targeting specific audiences, and its investments and/or partnerships include Classified Ventures, LLC, owner of cars.com, and the Yahoo! Newspaper Consortium. A. H. Belo also owns and operates commercial printing, distribution and direct mail service businesses.

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

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 17

Overview of 2011 Significant Transactions

The following represent significant transactions and events affecting A. H. Belo’s results of operations and financial position during 2011:

•

The Dallas Morning News’ primary Web site completed its first year of operations under which it limited access to premium content by nonsubscribers in order to reduce the loss of circulation revenue among print subscribers. The Dallas Morning News’ circulation revenue increased 0.3 percent in 2011.

•	The Company expanded its product offerings to include applications for hand-held and other mobile devices.

•	Advertising revenues declined by 8.9 percent, while the Company’s circulation revenues remained constant and printing and distribution revenues increased.

•

In 2011, the Company’s newsprint expense was $42.8 million, an increase of 8.6 percent compared to the prior year. Newsprint consumption decreased 2.9 percent to approximately 67,300 metric tons. Compared to the prior year, newsprint cost per metric ton increased 11.8 percent.

•

The Company completed a reduction in force between the second and fourth quarters of 2011, allowing the Company to reduce certain 2011 employment costs by $18,400 or 10.0 percent, after incurring $3,052 of termination costs.

•

The Company formed and solely sponsors two newly defined benefit plans, which received assets and liabilities related to the withdrawal from the GBD Pension Plan, the loss on which was substantially recorded in 2010. The Company recorded $1,988 of loss in 2011 related to the finalization of the withdrawal from the GBD Pension Plan. Contributions to the A. H. Belo Pension Plans and to the GBD Pension Plan were $51,628 after offsetting $3,410 held by Belo for future pension contributions.

•	A charge of $65,019 was recorded to other comprehensive income (loss) related to the A. H. Belo Pension Plans as a result of lower discount rates and lower returns on plan assets.

•	Quarterly dividend payments totaling $4,058 were made.

•

The Company exchanged its equity interests in Belo Investment, LLC on December 31, 2011, and received four parcels of land in the downtown Dallas area, of which three are operated as commercial parking lots and one property serves as a downtown park. A loss of $5,018 was recorded in the exchange.

•	The Company recorded a non-cash asset impairment charge of $6,500 for certain real estate in Inland Southern California as a result of declining real estate value in that market.

•

Pursuant to a tax matters agreement with Belo, the Company recorded a charge to tax expense of $2,961 as a result of an Internal Revenue Service audit adjustment related to operations of the Company prior to the Distribution.

RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

Consolidated Results of Operations

	Years Ended December 31,
	2011	Percentage Change	2010	Percentage Change	2009
Net operating revenues	$461,503	(5.3)%	$487,308	(6.0)%	$518,348
Operating costs and expenses	466,915	(25.3)%	625,377	(1.8)%	636,659
Other (Expense) Income, Net	(510)	(108.2)%	6,259	(404.0)%	(2,059)

Loss before income taxes	(5,922)	(95.5)%	(131,810)	9.5%	(120,370)
Income tax expense (benefit)	5,011	(166.2)%	(7,575)	(39.3)%	(12,475)

Net loss	$(10,933)	(91.2)%	$(124,235)	15.1%	$(107,895)

PAGE 18	A. H. Belo Corporation 2011 Annual Report on Form 10-K

The table below sets forth the components of A. H. Belo’s net operating revenues for the last three years:

	Years Ended December 31,
	2011	Percentage Change	2010	Percentage Change	2009
Advertising	$282,621	(8.9)%	$310,309	(11.9)%	$352,368
Circulation	139,892	(0.9)%	141,091	3.3%	136,549
Printing and distribution	38,990	8.6%	35,908	22.0%	29,431

Net operating revenues	$461,503	(5.3)%	$487,308	(6.0)%	$518,348

In 2011, 2010 and 2009, the Company’s advertising revenues were adversely affected by competitive and economic pressures. Advertisers tend to reduce advertising budgets more than other expenses in times of economic uncertainty or recession. The continuing economic sluggishness and the shift of advertising expenditures to other forms of media adversely affected advertising demand and the Company’s business, financial condition and results of operations. In order to reduce its reliance on advertising revenue, the Company has implemented circulation pricing strategies and aggressively expanded its printing and distribution operations. As a result of these economic, secular and strategic factors, advertising revenues as a percent of A. H. Belo’s total revenue have steadily declined from approximately 68.0 percent in 2009 to 61.2 percent in 2011. The Company expects newspaper advertising revenues will continue to decrease in 2012, although at a lower rate of decline.

In response to the declines in advertising revenues, the Company has implemented several new product initiatives to increase other sources of revenue, including circulation revenues. The Company’s consumer revenue strategies, based on superior unduplicated local content and active customer engagement, have allowed the Company to raise circulation rates resulting in increasing revenue from a smaller subscriber base. In 2011 and 2010, circulation revenues increased, although daily circulation volumes decreased 12.0 percent and 1.9 percent, respectively, and Sunday volumes decreased 19.5 percent and 8.5 percent, respectively. The Company is proactively positioning its newspapers as a premium product, offering relevant and differentiated local content, and has therefore increased subscription prices in each of its markets. In 2012 and the foreseeable future, the Company intends to maintain its strategy of requiring subscribers to bear an appropriate share of the cost of the news and information product.

Commercial printing, distribution and direct mail services substantially comprised the remainder of the Company’s revenues. Printing and distribution revenues increased 2011 and 2010 when compared to the prior period due to new printing and distribution contracts.

The table below sets forth the net operating revenues of A. H. Belo’s three daily newspapers for the last three years:

	Years Ended December 31,
	2011	Percentage Change	2010	Percentage Change	2009
The Dallas Morning News	$299,131	(4.8)%	$314,049	(5.5)%	$332,183
The Providence Journal	95,065	(4.8)%	99,849	(5.4)%	105,555
The Press-Enterprise	67,307	(8.3)%	73,410	(8.9)%	80,610

Total net operating revenues	$461,503	(5.3)%	$487,308	(6.0)%	$518,348

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 19

The table below sets forth the components of The Dallas Morning News net operating revenue for the last three years:

	Years Ended December 31,
	2011	Percent of Total Revenues	Percentage Change	2010	Percent of Total Revenues	Percentage Change	2009	Percent of Total Revenues
Advertising	$184,175	61.6%	(7.6)%	$199,245	63.4%	(9.8)%	$220,972	66.5%
Display	73,717		(13.6)%	85,311		(13.7)%	98,873
Classified	29,439		(5.5)%	31,137		(9.2)%	34,290
Preprints	58,793		(2.4)%	60,266		(6.7)%	64,611
Digital	22,226		(1.4)%	22,531		(2.9)%	23,198
Circulation	92,493	30.9%	0.3%	92,210	29.4%	4.1%	88,554	26.7%
Printing and distribution	22,463	7.5%	(0.6)%	22,594	7.2%	(0.3)%	22,657	6.8%

	$299,131	100.0%	(4.8)%	$314,049	100.0%	(5.5)%	$332,183	100.0%

Display advertising revenues decreased in 2011 and 2010 due to lower revenue from retail and general advertising. Retail advertising volumes grew in 2011 and 2010, while general advertising volumes were down in 2011 and up in 2010. Rates for display advertising were flat in 2011 compared to 2010.

Classified advertising revenues decreased in 2011 and 2010. These declines are attributable to lower volumes in 2011 and 2010 and a lower average rate charged to classified customers in 2011. The lower volumes are primarily a result of lower automotive and general advertisements within classified advertising. Although published advertising rates have remained stable in 2011 and 2010, The Dallas Morning News has discounted its classified advertisements to attract more revenue and compete for classified advertisements against other media.

Preprint advertising revenues decreased in 2011 and in 2010. Revenues from preprint newspaper inserts decreased in 2011 and increased in 2010, and preprint mail advertisements decreased in both 2011 and 2010. The decline in preprint advertisements is consistent with the declines in circulation volumes for inserts and increased competition for advertising dollars for mail advertisements.

Digital advertising revenues decreased slightly in 2011 and 2010 due to reduced volumes in banner advertising, offset by higher auto and real estate classified advertising. In 2010, digital advertising revenues decreased due to lower classified employment and banner advertising.

The Dallas Morning News continues to extend the reach of its niche publications, including Briefing and Al Dia, in order to expand its advertising platform to nonsubscribers of The Dallas Morning News’ core newspaper. In 2011 and 2010, the advertising revenues for The Dallas Morning News’ niche publications were $23,764 and $23,363, respectively. These revenues are a component of total display, classified, preprint and digital revenues of The Dallas Morning News discussed above.

Circulation revenues were flat in 2011 as the Company was successful in stabilizing circulation volumes. In 2011 and 2010, home delivery revenue increased, but was partially offset by a decrease in single copy revenue. The 2010 circulation revenues grew as a result of 2009 price increases being effective for a full year.

PAGE 20	A. H. Belo Corporation 2011 Annual Report on Form 10-K

The table below sets forth the components of The Providence Journal net operating revenues for the last three years:

	Years Ended December 31,
	2011	Percent of Total Revenues	Percentage Change	2010	Percent of Total Revenues	Percentage Change	2009	Percent of Total Revenues
Advertising	$52,886	55.6%	(11.2)%	$59,558	59.6%	(16.1)%	$71,014	67.3%
Display	16,011		(21.7)%	20,446		(15.5)%	24,198
Classified	15,688		4.4%	15,030		(24.0)%	19,786
Preprints	14,385		(12.6)%	16,459		(11.9)%	18,689
Digital	6,802		(10.8)%	7,623		(8.6)%	8,341
Circulation	33,797	35.6%	(3.2)%	34,918	35.0%	6.0%	32,953	31.2%
Printing and distribution	8,382	8.8%	56.0%	5,373	5.4%	238.4%	1,588	1.5%

	$95,065	100.0%	(4.8)%	$99,849	100.0%	(5.4)%	$105,555	100.0%

Display advertising decreased in 2011 as a result of declines in retail advertising, and in 2010, as a result of declines in retail advertising, partially offset by growth in general advertising.

Classified advertising revenues grew in 2011 due to increases in automotive, partially offset by decreases in real estate and employment, and decreased in 2010 due to declines in general and real estate, partially offset by growth in automotive.

Preprint advertising revenues decreased in 2011 and 2010 due to a reduction in preprint insert volume, partially offset in 2011 by growth in preprinted mail advertising.

Digital advertising revenues decreased slightly in 2011 and 2010 due to reduced volumes in classified employment, legal, obituaries and in banner advertising.

Circulation revenues decreased in 2011 in both home delivery and single copy due to declines in volumes. These declines were offset by $1,065 of additional revenue resulting from The Providence Journal transitioning from a carrier buy-sell circulation model to a distributer fee-for-service circulation model at the end of 2011. Circulation revenues grew in 2010 as rate increases in 2010 more than offset circulation home delivery volume declines. Single copy revenue was relatively flat as volumes and prices stabilized.

Printing and distribution revenues grew in 2011 due to The Providence Journal’s expansion of its home delivery and single copy sales of an outside publication which was added in 2010. Additionally in 2010, a major commercial printing customer was added.

The table below sets forth the components of The Press-Enterprise net operating revenues for the last three years:

	Years Ended December 31,
	2011	Percent of Total Revenues	Percentage Change	2010	Percent of Total Revenues	Percentage Change	2009	Percent of Total Revenues
Advertising	$45,560	67.7%	(11.5)%	$51,506	70.2%	(14.7)%	$60,383	74.9%
Display	11,866		(14.9)%	13,944		(24.1)%	18,365
Classified	13,033		(21.9)%	16,677		(17.4)%	20,197
Preprints	14,475		0.0%	14,469		(5.0)%	15,238
Digital	6,186		(3.6)%	6,416		(2.5)%	6,583
Circulation	13,602	20.2%	(2.6)%	13,963	19.0%	(7.2)%	15,041	18.7%
Printing and distribution	8,145	12.1%	2.6%	7,941	10.8%	53.1%	5,186	6.4%

	$67,307	100.0%	(8.3)%	$73,410	100.0%	(8.9)%	$80,610	100.0%

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 21

Display advertising decreased in 2011 and 2010 due to decreased average rates resulting from price concessions.

Classified advertising revenues decreased in 2011 and 2010 due to decreased rates and lower volumes primarily in legal advertisements due to reduced foreclosures.

Preprint advertising revenues were flat in 2011 and decreased in 2010 due to the loss of retail customers.

Circulation revenue remained flat for 2011 and the decrease in 2010 was the result of a decline in print circulation volumes.

Printing and distribution revenues grew in 2011 and 2010 due to The Press-Enterprise’s expansion of its home delivery in 2011 for a major outside newspaper which was added in 2010 and also increased in 2010 due to the addition of a major commercial customer.

Operating Costs and Expenses

The table below sets forth the components of the Company’s operating costs and expenses for the last three years:

	Years Ended December 31,
	2011	Percentage Change	2010	Percentage Change	2009
Salaries, wages and employee benefits	$187,738	(11.9)%	$212,998	(0.8)%	$214,600
Other production, distribution and operating costs	174,942	(4.4)%	183,017	(12.6)%	209,327
Newsprint, ink and other supplies	60,081	8.3%	55,472	(9.0)%	60,987
Depreciation	30,427	(7.5)%	32,902	(15.3)%	38,857
Amortization	5,239	–	5,238	(19.4)%	6,499
Asset impairments	6,500	91.0%	3,404	(96.8)%	106,389
Pension plan withdrawal	1,988	–	132,346	–	–

Total operating costs and expenses	$466,915	(25.3)%	$625,377	(1.8)%	$636,659

Salaries, wages and employee benefits decreased in 2011 due to lower headcount resulting from the Company’s reduction in force and on-going attrition, which collectively eliminated approximately 300 positions and saved approximately $18,400, net of $3,052 of termination related charges. Salaries, wages and employee benefits decreased in 2010 due to restructuring and cost reduction initiatives undertaken in 2009 that included headcount reductions, benefit reductions and salary reductions. Additional savings were realized in 2011 as a result of lower pension expense of approximately $6,900. These savings were due to the Company’s discontinuance of accounting guidance for multiemployer pension plans which occurred as a result of the Company’s withdrawal from the GBD Pension Plan, under which the Company was required to recognize expense in amounts equal to the required contributions. In 2011, the Company follows accounting guidance for single employer pension plans as described below in Critical Accounting Policies and Estimates.

Other production, distribution and operating costs decreased in 2011 and 2010 due to continuing cost controls. In 2011 decreases were primarily attributable to lower network access costs, other outside services and legal settlements, offset by a non-cash charge of $1,785 for an inventory write-down. In 2010, decreases were primarily attributable to lower network access and distribution costs, and improved bad debt expense.

The change in newsprint, ink and other supplies is a function of prices paid and volumes consumed, primarily of newsprint. Newsprint consumption has decreased due to lower printed pages resulting in consumption of approximately 67,300, 68,600 and 74,800 metric tons in 2011, 2010 and 2009, respectively. These volume savings were offset in 2011 by higher average cost per metric ton. Average cost per metric ton of newsprint in 2011, 2010 and 2009 was $635, $568 and $624, respectively.

Depreciation decreased in 2011 and 2010 due to disposals and impairments each year, in addition to a higher level of in-service assets being fully depreciated.

PAGE 22	A. H. Belo Corporation 2011 Annual Report on Form 10-K

Amortization decreased in 2010 due to the subscriber lists at The Dallas Morning News being fully amortized as of December 31, 2009.

Asset impairments include a $6,500 loss in 2011 related to the impairment of certain real estate located in Inland Southern California and include a $3,404 loss in 2010 related to software and equipment that was no longer usable.

Pension plan withdrawal represents the loss on the withdrawal from the GBD Pension Plan. In 2010, the Company recorded a loss of $132,346 based on preliminary estimates of the unfunded pension benefit obligation assumed. In 2011, an additional loss of $1,988 was recorded after finalization of beneficiary demographic data.

Interest expense decreased in 2011 when compared to 2010 due to lower fees on the Company’s credit facility, and decreased in 2010 when compared to 2009 as a result of no borrowings being outstanding under the Company’s Credit Agreement during 2010.

Other income (expense), net, decreased in 2011 when compared to 2010 and increased in 2010 when compared to 2009. Other expense in 2011 includes losses, net of recoveries on investment activity, of $1,905. The higher income in 2010 reflects gains on the sale of fixed assets of $6,402, including a gain recorded in June 2010 of approximately $5,373 related to the sale of a parking garage in Providence, Rhode Island.

Tax expense increased in 2011 to $5,011 from a benefit of $7,575 in 2010 primarily as a result of an Internal Revenue Service (the “IRS”) audit settlement of $2,961 related to pre-Distribution tax years, changes in valuation allowance, and investment-related adjustments. The 2010 tax benefit decreased from the 2009 tax benefit of $12,475 as a result of reduced decreases to the valuation allowance due to lower net operating loss carryback claims in 2010 compared to 2009. See the Consolidated Financial Statements, Note 11 — Income Taxes.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization

In addition to the Company’s analysis of net income, the Company also evaluates earnings after adjusting for depreciation, amortization, interest and taxes (“EBITDA”) after adding back pension expense, non-cash impairment expense and net investment-related losses (“Adjusted EBITDA”). Adjusted EBITDA decreased by 15.6 percent in 2011 over 2010 as a result of declining revenues and higher newsprint prices. Adjusted EBITDA increased 72.5 percent in 2010 over 2009 due to cost savings in excess of declining revenues as a result of lower salaries, wages and benefits of approximately $16,200 in 2010 after excluding pension related costs, lower newsprint prices and other general cost control measures.

	Years Ended December 31,
	2011	2010	2009
Net loss	$(10,933)	$(124,235)	$(107,895)
Depreciation and amortization	35,666	38,140	45,356
Interest expense	669	808	1,382
Income tax expense (benefit)	5,011	(7,575)	(12,475)

EBITDA	30,413	(92,862)	(73,632)

Addback:
Pension expense	8,161	145,985	7
Impairments	6,500	3,404	106,389
Net investment-related losses	2,634	–	–

Adjusted EBITDA	$47,708	$56,527	$32,764

Neither EBITDA nor Adjusted EBITDA is a measure of financial performance under generally accepted accounting principles (“GAAP”). Management uses EBITDA, Adjusted EBITDA and similar measures in internal analyses as supplemental measures of the Company's financial performance, performance comparisons against its peer group of companies, as well as capital spending and other investing decisions. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP, and these non-GAAP measures may not be comparable to similarly-titled measures of other companies.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 23

Critical Accounting Policies and Estimates

A. H. Belo’s consolidated financial statements are based on the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company believes that the following are the more critical accounting policies, estimates and assumptions currently affecting A. H. Belo’s financial position and results of operations. See the Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies, for additional information concerning significant accounting policies.

Revenue Recognition and Reserves for Uncollectible Accounts Receivables.    Newspaper advertising revenue is recorded, net of the discounts recorded for agency commissions, when the advertisements are published in the newspaper. Advertising revenues for Web sites are recorded net of the discount recorded for agency commissions, ratably over the period of time the advertisement is placed on Web sites. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Subscription revenues under buy-sell arrangements with distributors are recorded based on the net amount received from the distributor, whereas subscription revenues under fee-based delivery arrangements with distributors are recorded based on the amount received from the subscriber. Direct mail and commercial printing revenue is recorded when the product is distributed or shipped.

The Company estimates and records a reserve for uncollectible accounts receivable based upon recent collection experience and management’s knowledge of customers’ ability to pay amounts due. Expense for such uncollectible amounts is included in other production, distribution and operating costs.

Goodwill.    The Company records goodwill at the reporting unit level based on the excess fair value of prior business acquisitions over the fair value of the assets and liabilities acquired. Reporting units of the Company are based on its internal reporting structure and represent a reporting level below an operating segment. For those reporting units which record goodwill, the Company tests for impairment by estimating the fair value of the reporting unit compared to its carrying value. The Company uses a discounted cash flow model to calculate the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions. The Company performs the goodwill impairment test as of December 31 each fiscal year or when changes in circumstances indicate an impairment event may have occurred. Impairment charges represent non-cash charges and do not affect the Company’s liquidity, cash flows from operating activities, debt covenants, or have any effect on future operations. As of December 31, 2011, the Company has recorded goodwill at The Dallas Morning News reporting unit, for which the fair value substantially exceeds its carrying value. See Consolidated Financial Statements, Note 4 — Goodwill and Intangible Assets, for a discussion of the impairment charges recorded.

Long-Lived Assets.    The Company evaluates its ability to recover the carrying value of property, plant and equipment and finite-lived intangible assets, using the lowest level of cash flows associated with the assets, which are grouped based on the Company’s intended use of these assets. This evaluation is performed whenever a change in circumstances indicates that the carrying value of the asset groups may not be recoverable from future undiscounted cash flows. If the analysis of future cash flows indicates the carrying value of the long-lived assets cannot be recovered, the assets are adjusted to the lower of its carrying value or fair value.

In the fourth quarter of 2011, the Company realigned certain asset groups to more closely correspond with the Company’s operating strategy. An impairment charge of $6,500 was recorded, at that time, associated with certain real estate assets in Inland Southern California. The recovery estimates, based on the eventual sale of the assets, did not exceed the carrying value of the assets of $33,000 due to declines from economic conditions and real estate markets in California. As a result, the Company determined the impairment based on the fair value of the properties, as established by current appraisals, less selling costs. During the third quarter of 2009, The Dallas Morning News elected to consolidate its production facilities and, as a result, the Company recorded a $20,000 impairment loss to align the carrying value of its South Plant, a 133,390 square foot warehouse facility on 49.9 acres in southern Dallas, with the estimated market value, less selling costs. Other impairment charges include $956 and $5,461 of equipment and software assets identified as no longer being used in 2010 and 2009, respectively.

PAGE 24	A. H. Belo Corporation 2011 Annual Report on Form 10-K

Assets Held for Sale.    Assets held for sale include fixed assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale.

In the first quarter of 2011, the Company acquired the residence of a Company officer pursuant to an employment retention and relocation agreement. The residence is recorded at $2,396 based on the estimated fair value less expected selling costs. In the third quarter of 2011, the Company determined that as a result of continued weak economic conditions, it is no longer probable that it will sell the South Plant within the next 12 months, although marketing activities continue. Accordingly, the Company reclassified the $5,268 carrying value of this facility from assets held for sale to property, plant and equipment.

Equity Investments.    The Company owns certain equity securities in companies in which it does not exercise control. For those investments where the Company is able to exercise significant influence over the investee as defined under ASC 323 – Equity Method and Joint Ventures, the Company accounts for the investment under the equity method of accounting, recognizing its share of the investee’s income/(losses) as a component of earnings. All other investments are recorded under the cost method and the Company recognizes income or loss upon the receipt of dividends or distributions or upon liquidation of the investment. Each reporting period, the Company evaluates its ability to recover the carrying value of both equity and cost method investments based upon the financial strength of the investee. If the Company determines the carrying value is not recoverable, the Company will record an impairment charge for the difference between the fair value of the investment and the carrying value.

Concurrent with the Distribution, the Company and Belo each received a 50 percent interest in Belo Investment, which held certain previously acquired real estate properties in downtown Dallas. This exchange allowed the Company and Belo to retain a continuing interest in each of the properties. Through December 31, 2011, the Company accounted for its interest in Belo Investment under the equity method of accounting. On December 31, 2011, Belo Investment transferred four of its real estate properties to a newly formed subsidiary, AHC Dallas Properties, LLC. The Company entered into a nontaxable, nonmonetary exchange arrangement with Belo Investment whereby it yielded its interests in Belo Investment in exchange for 100 percent of the holdings in AHC Dallas Properties, LLC and assumed an $800 liability for capital repairs for certain properties retained by Belo Investment. The asset distribution was based on an equitable allocation of the properties using values established by third party independent appraisals. The Company has determined that, as a result of its continuing interests in these properties, the assets received in the exchange should be accounted for at the lower of fair value or historical carrying value. Accordingly, $11,191 of fixed assets and $90 of other assets received by AHC Dallas Properties, LLC in the exchange were consolidated in the Company’s financial statements. The Company recorded a non-operating loss of $5,018 on its investment in other expense.

Self-Insured Risks.    A. H. Belo self-insures certain risks for employee medical costs, workers’ compensation, general liability and commercial automotive claims. The Company purchases stop-loss insurance and/or high deductible policies with third-party insurance carriers to limit these risks, and third-party administrators are used to process claims. Claims incurred prior to the Distribution are subject to processing under the insurance programs established by Belo and the Company is allocated its respective share of the total costs. Each period, the Company estimates the undiscounted liability associated with its uninsured risks based on historical claim patterns, employee demographic data, assets insured, and insurance policy. A. H. Belo’s estimate associated with these uninsured liabilities is monitored by management for adequacy based on information currently available. However, actual amounts could vary significantly from such estimates if actual trends, including the severity or frequency of claims and/or medical cost inflation were to change.

Pension and Other Retirement Obligations.    Through December 31, 2010, the Company provided retirement benefits for certain current and former employees through the GBD Pension Plan, which is sponsored by Belo. By prior agreement, the Company was required to reimburse Belo for 60 percent of contributions assessed by the GBD Pension Plan. The Company accounted for its pension obligations under accounting guidance for multiemployer pension plans under which it recognized as net pension cost the required contribution for each period and recognized as a liability any reimbursement obligation due and unpaid. On October 6, 2010, the Company and Belo entered into a Pension Plan Transfer Agreement (the “Transfer Agreement”), agreeing to split the GBD Pension Plan. Under the Transfer Agreement, the GBD Pension Plan assets and liabilities related to current and former Company employees were transferred into the A. H. Belo Pension Plans, sponsored

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 25

solely by the Company, effective January 1, 2011, having similar terms. Accordingly, the Company recognized a loss in the fourth quarter of 2010 for the unfunded projected benefit obligation related to the current and former employees transferred to the A. H. Belo Pension Plans, as the liability was probable and could be estimated. In 2011, the Company follows accounting guidance for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and will be amortized to net periodic pension expense over the weighted average remaining life of plan participants, to the extent the cumulative balance in accumulated other comprehensive income (loss) exceeds 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. Net periodic pension expense is recognized each period by accruing interest expense and the return on assets associated with the projected benefit obligation and the plan assets, respectively. As of the effective date of the A. H. Belo Pension Plans, participation in and accrual of benefits to participants remained frozen and accordingly, the Company does not recognize on-going service costs as a component of its net periodic pension expense.

The projected benefit obligations of the A. H. Belo Pension Plans are estimated using the Citigroup Pension Yield Curve, which is based upon a portfolio of high quality corporate debt securities with cash flows similar to the cash flows that match the benefit payments to the plans’ participants. Each year’s future benefit payments are discounted to their present value at the appropriate yield curve rate to determine the pension obligations. The resulting pension obligations as of December 31, 2011 and 2010 were based on composite weighted average discount rates of 4.2 percent and 5.3 percent, respectively. The Company assumes a 6.5 percent long-term return on assets in determining its net periodic pension expense in 2011 and for 2012. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans, as well as management’s expectation of future investment performance over the remaining expected term of the plans. The Company currently targets the plans’ assets invested in equity securities to be between 60 to 70 percent and amounts invested in fixed-income securities to be between 30 to 40 percent.

Other comprehensive income (loss) increased by $65,019 in 2011 as a result of actuarial losses associated with the A. H. Belo Pension Plans. Of these losses, $9,272 is attributable to lower returns on the plans’ assets and remaining losses are attributable to lower discount rates. In 2012, approximately $700 is expected to be amortized, based on a weighted average remaining life expectancy of plan participants of 24 years. See Consolidated Financial Statements, Note 8 — Pension and Other Retirement Plans.

Contingencies.    A. H. Belo is involved in certain claims and litigation related to its operations. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. See Consolidated Financial Statements, Note 13 — Contingencies, for further information related to contingencies.

Share-Based Compensation.    The Company recognizes share-based transactions at fair value in the financial statements. The fair value of option awards is estimated at the date of grant using the Black-Scholes-Merton pricing model and the fair value of RSUs are estimated at the closing price of the common stock on the date of grant. Total compensation cost is amortized to earnings over the requisite service period. Upon vesting, RSUs are redeemed with 60 percent in A. H. Belo Series A common stock and 40 percent in cash. The Company records a liability for the 40 percent portion of the outstanding RSUs to be redeemed in cash, which is adjusted to its fair value each period, based on the closing price of the Company’s common stock. Prior to the Distribution, the Company’s employees participated in a share-based compensation plan sponsored by Belo. The Company was charged for the stock compensation cost for the Belo awards granted to the Company’s employees. See Consolidated Financial Statements, Note 7 — Long-term Incentive Plans.

Income Taxes.    The Company uses the asset and liability method of accounting for income taxes and recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company establishes a valuation allowance if it is more likely than not the deferred tax assets will not be realized. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred

PAGE 26	A. H. Belo Corporation 2011 Annual Report on Form 10-K

tax liabilities, available tax planning strategies, and future taxable income. For the periods prior to the Distribution, the Company’s results were included in the combined income tax returns of Belo and the Company participates in any subsequent amendment to these tax returns or IRS audit determination as it applies to the Company’s operations.

The Company also evaluates any uncertain tax positions and recognizes a liability for the tax benefit associated with an uncertain tax position if it is more likely than not the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in interest expense.

Recent Accounting Standards

See the Consolidated Financial Statements, Note 2 — Recently Issued Accounting Standards, regarding the impact of certain recent accounting pronouncements.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 27

Liquidity and Capital Resources

The Company operates with a Credit Agreement, which serves as a working capital facility subject to a borrowing base and other covenants and restrictions, including maintenance of defined financial ratios, restrictions on capital expenditures and dividends, and limitations on indebtedness, liens, and asset sales. On December 3, 2009, at the recommendation of management, the original commitments under the credit facility were reduced from $50,000 to $25,000. Management concluded that, based on estimated future borrowing needs, the cost of the revolving credit facility, and borrowing base availability, $25,000 is sufficient to meet the Company’s borrowing needs. The borrowing base is calculated using eligible accounts receivable and inventory, as defined in the Credit Agreement. A decrease in the borrowing base could limit the Company’s borrowing capacity. At December 31, 2011 and 2010, the Company had eligible collateral to secure the Credit Agreement of $38,680 and $40,471, respectively, resulting in a borrowing base of $25,000 for both periods. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $19,970 and $19,976 of borrowing capacity available under the Credit Agreement as of December 31, 2011 and December 31, 2010, respectively. There were no borrowings outstanding under the Credit Agreement at any time during 2011 or 2010. See the Consolidated Financial Statements, Note 9 — Long-term Debt.

The Company believes it has sufficient access to liquidity from several sources, such as operations, existing liquid assets and from unused borrowing capacity under its Credit Agreement, to meet its foreseeable liquidity needs. The table below sets forth the Company’s sources of liquidity:

Sources of Liquidity	December 31, 2011
Cash and cash equivalents	$57,440
Accounts receivable, net	50,533

$107,973

Unused borrowing capacity	$19,970

Operating Cash Flows and Liquidity

Net cash from operations were $(15,160), $61,222 and $30,297 in 2011, 2010 and 2009, respectively. The decrease in operating cash flows from 2010 to 2011 is primarily related to pension plan payments of $51,628 made to the GBD Pension Plan and to the A. H. Belo Pension Plans, of which $30,000 represented voluntary contributions, the purchase of a residence as part of a retention agreement with a Company officer for $3,096, and changes in working capital requirements. The increase in cash flows from operations in 2010 resulted from cost reduction efforts, primarily realized in salaries and wages, consulting services and legal settlements, and technology expenses.

Investing Cash Flows

Net cash flows from investing activities were $(9,728), $(800) and $(5,731) in 2011, 2010 and 2009, respectively. The decrease in cash flows from 2010 to 2011 and increase in cash flows from 2009 to 2010 are primarily related to the sale of a parking garage in Providence in 2010 for $5,793, and due to additional investments in 2011 of $2,959, including $2,500 in Shopco Holdings, LLC. The Company expects to fund capital expenditures of approximately $9,000 in 2012 using cash generated from operations.

Financing Cash Flows

Net cash flows from financing activities were $(3,963), $1,366, and $(9,997) in 2011, 2010 and 2009, respectively. The decrease in cash flows from 2010 to 2011 is primarily due to dividend payments totaling $4,058. The increase in cash flows from 2009 to 2010 is primarily due to the payments of $10,000 against the amount outstanding under the Company’s Credit Agreement.

PAGE 28	A. H. Belo Corporation 2011 Annual Report on Form 10-K

Contractual Obligations

The table below sets forth the summarized commitments of the Company as of December 31, 2011. See also Consolidated Financial Statements, Note 12 — Commitments.

Nature of Commitment	Total	2012	2013	2014	2015	2016	Thereafter
Non-cancelable operating leases	$7,160	$2,754	$1,915	$1,494	$638	$154	$205
Capital expenditures and licenses	3,416	2,477	939	–	–	–	–

Total	$10,576	$5,231	$2,854	$1,494	$638	$154	$205

In addition to the above commitments, as part of the exchange of interests with Belo Investment, the Company has recorded a liability of $800 for estimated capital improvements required for the properties retained by Belo Investment. This liability is expected to be funded in 2012.

The Company will fund the A. H. Belo Pension Plans to meet or exceed statutory requirements and currently expects to make approximately $24,200 of required contributions to these plans in 2012. Additionally, the Company announced on March 9, 2012, it will provide a discretionary contribution of $10,000 to the A. H. Belo Pension Plans, which the Company intends to make by the end of the third quarter of 2012.

On March 2, 2012, the Company paid a dividend of $1,357, which was declared on November 16, 2011. On March 8, 2012, the Company declared a dividend of $0.06 per share on outstanding Series A and Series B common stock and to holders of outstanding RSU awards, to be paid on June 1, 2012 to shareholders of record on May 11, 2012.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

A. H. Belo has exposure to changes in the price of newsprint. The Company does not engage in the purchase of derivative contracts to hedge against price fluctuations that may occur. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of this risk.

The Credit Agreement entered into by A. H. Belo bears interest at a floating market rate plus a premium specific to the Company’s credit risk. As of December 31, 2011, the Company does not have any borrowings outstanding under the Credit Agreement. See the Consolidated Financial Statements, Note 9 — Long-term Debt, for information regarding A. H. Belo’s debt.

The investment assets and actuarial liabilities associated with the A. H. Belo Pension Plans are impacted by market factors such as interest rates, inflation, and the overall economic environment. Changes in these risk factors could have a direct and material impact on the funded status of the A. H. Belo Pension Plans and the level of funding the Company is required to meet each year.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements, together with the Report of Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 29

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2011. Based on that evaluation, management has concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The management of A. H. Belo is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment using the criteria set forth by COSO in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Audit Opinion on Internal Control over Financial Reporting

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 38 of this Form 10-K, which is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PAGE 30	A. H. Belo Corporation 2011 Annual Report on Form 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth under the headings “A. H. Belo Corporation Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance – Audit Committee,” “Corporate Governance – Nominating and Corporate Governance Committee,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2012 is incorporated herein by reference.

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

The information set forth under the headings “Executive Compensation – Compensation Discussion and Analysis, – Compensation Committee Report, – Summary Compensation Table, – Grants of Plan-Based Awards in 2011, – Outstanding A. H. Belo Equity Awards at Fiscal Year-End 2011, – Option Exercises and Stock Vested in 2011, – Post-Employment Benefits, – Pension Benefits at December 31, 2011, – Non-Qualified Deferred Compensation for 2011, – Termination of Employment and Change in Control Arrangements, – Potential Payments on Termination of Employment or Change in Control at December 31, 2011”, “Director Compensation” and “Corporate Governance – Compensation Committee” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2012 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “A. H. Belo Corporation Stock Ownership” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2012 is incorporated herein by reference.

Information regarding the number of shares of common stock available under the Company’s equity compensation plans is included in the Consolidated Financial Statements, Note 7 – Long-Term Incentive Plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Director Compensation – Certain Relationships” and “Corporate Governance – Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2012 is incorporated herein by reference.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 31

In connection with the Distribution, A. H. Belo entered into various agreements with Belo. These agreements provide that A. H. Belo and Belo will furnish certain specified services to each other. Several of the services are no longer being provided. If the agreement is terminated for any reason, A. H. Belo would need to obtain the continuing services from another provider or decide to perform these services itself. Payments made or other consideration provided in connection with all continuing transactions between the Company and Belo are conducted on an arm’s-length basis.

Concurrent with the Distribution certain previously acquired real estate properties in downtown Dallas were transferred to Belo Investment, LLC in which the Company and Belo each received a 50 percent interest. This exchange allowed the Company and Belo to retain a continuing interest in each of the properties. Through December 31, 2011, the Company accounted for its interest in Belo Investment under the equity method of accounting. On December 31, 2011, Belo Investment transferred four of its real estate properties to a newly formed subsidiary, AHC Dallas Properties, LLC. The Company entered into a nontaxable, nonmonetary exchange arrangement with Belo Investment whereby it yielded its interests in Belo Investment in exchange for 100 percent of the holdings in AHC Dallas Properties, LLC and assumed an $800 liability for capital repairs for certain properties retained by Belo Investment. The asset distribution was based on an equitable allocation of the properties using values established by third party independent appraisals. The Company has determined that as a result of its continuing interests in these properties, the exchange should be accounted for at the lower of fair value or historical carrying value. Accordingly, $11,191 of fixed assets and $90 of other assets received by AHC Dallas Properties, LLC in the exchange were consolidated in the Company’s financial statements and the Company recorded a non-operating loss on its investment of $5,018 in other expense.

On October 6, 2010, the Company and Belo executed the Pension Plan Transfer Agreement under which Belo and the Company agreed to split the assets and obligations of the GBD Pension Plan. Under this agreement, projected benefit obligations and assets allocable to the approximately 5,100 current and former employees of the Company and its newspaper businesses were transferred to the A. H. Belo Pension Plans effective January 1, 2011, based on preliminary estimates. In the second quarter of 2011, the Company and Belo completed the allocation of the GBD Pension Plan assets and liabilities outstanding as of January 1, 2011. See Consolidated Financial Statements, Note 8 – Pension and Other Retirement Plans.

Item 14.	Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2012, is incorporated herein by reference.

PAGE 32	A. H. Belo Corporation 2011 Annual Report on Form 10-K

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The consolidated financial statements listed in the Index to Consolidated Financial Statements included in the table of contents are filed as part of this report.

(2)	All financial statement schedules have been omitted because they are not applicable, are not required, or the required information in shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

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

3.3	*	Amended and Restated Bylaws of the Company, effective January 11, 2008 (Exhibit 3.3 to the Third Amendment to Form 10)
4.1	*	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.3 above
4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)
4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)
4.4	*	Rights Agreement dated as of January 11, 2008 between the Company and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)
10.1	*	Financing agreements:
(1) *

Amended and Restated Credit Agreement dated as of January 30, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “February 2, 2009 Form 8-K”))

(2) * Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 (Exhibit 10.2 to the February 2, 2009 Form 8-K)
(a) *

First Amendment to Amended and Restated Security Agreement dated as of May 2, 2011 (Exhibit 10.1(9) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 (Securities and Exchange Commission File No. 001-33741))

(3) *

First Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2009 (Exhibit 10.1(5) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2009 (Securities and Exchange Commission File No. 001- 33741))

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 33

Exhibit Number		Description
	(4)	*

Second Amendment to the Amended and Restated Credit Agreement dated as of December 3, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2009 (Securities and Exchange Commission File No. 001-33741))

	(5)	*

Fourth Amendment to the Amended and Restated Credit Agreement dated as of March 10, 2011 (Exhibit 10.1(8) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

	(6)	*

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

		*	(c)	Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2.2(c) to the 1st Quarter 2010 Form 10-Q)
	~(3)	*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8-K)
		*	(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8-K)
	~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)
		*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)

PAGE 34	A. H. Belo Corporation 2011 Annual Report on Form 10-K

Exhibit Number		Description
	~(5)	*

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

	(2)	*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)
		*	(a) Amendment to Employee Matters Agreement as set forth in the Pension Plan Transfer Agreement dated as of October 6, 2010 (Exhibit 10.1 to the October 8, 2010 Form 8-K) (the “October 8, 2010 Form 8-K”))
	(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)
	(4)	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (See Exhibit 2.1 to the February 12, 2008 Form 8-K)
	(5)	*

Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-33741))

	(6)	*

Agreement among the Company, Belo Corp., and The Pension Benefit Guaranty Corporation, effective March 9, 2011 (Exhibit 10.3(6) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001- 33741))

12	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Company
23.1	Consent of KPMG LLP
23.2	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney (set forth on the signature page(s) hereof)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Classified Ventures, LLC financial statements

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 35

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/ Robert W. Decherd
Robert W. Decherd
Chairman of the Board, President and Chief
Executive Officer

Dated: March 9, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd	Chairman of the Board, President and Chief Executive Officer	March 9, 2012
Robert W. Decherd

/s/ John A. Beckert	Director	March 9, 2012
John A. Beckert

/s/ Louis E. Caldera	Director	March 9, 2012
Louis E. Caldera

/s/ Dealey D. Herndon	Director	March 9, 2012
Dealey D. Herndon

/s/ Ronald D. McCray	Director	March 9, 2012
Ronald D. McCray

/s/ Tyree B. Miller	Director	March 9, 2012
Tyree B. Miller

/s/ John P. Puerner	Director	March 9, 2012
John P. Puerner

/s/ Nicole G. Small	Director	March 9, 2012
Nicole G. Small

/s/ Alison K. Engel	Senior Vice President/	March 9, 2012
Alison K. Engel	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Michael N. Lavey	Vice President/	March 9, 2012
Michael N. Lavey	Controller (Principal Accounting Officer)

PAGE 36	A. H. Belo Corporation 2011 Annual Report on Form 10-K

[THIS PAGE INTENTIONALLY LEFT BLANK]

PAGE 37	A. H. Belo Corporation 2011 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

A. H. Belo Corporation:

We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited A. H. Belo Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A. H. Belo Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A. H. Belo Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, A. H. Belo Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Dallas, Texas

March 8, 2012

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 38

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,

In thousands, except per share amounts	2011	2010	2009

Net Operating Revenues
Advertising	$282,621	$310,309	$352,368
Circulation	139,892	141,091	136,549
Printing and distribution	38,990	35,908	29,431

Total net operating revenues	461,503	487,308	518,348
Operating Costs and Expenses
Salaries, wages and employee benefits	187,738	212,998	214,600
Other production, distribution and operating costs	174,942	183,017	209,327
Newsprint, ink and other supplies	60,081	55,472	60,987
Depreciation	30,427	32,902	38,857
Amortization	5,239	5,238	6,499
Asset impairments	6,500	3,404	106,389
Pension plan withdrawal	1,988	132,346	–

Total operating costs and expenses	466,915	625,377	636,659

Loss from operations	(5,412)	(138,069)	(118,311)
Other (Expense) Income, Net
Interest expense	(669)	(808)	(1,382)
Other (expense) income, net	159	7,067	(677)

Total other (expense) income, net	(510)	6,259	(2,059)
Loss before income taxes	(5,922)	(131,810)	(120,370)
Income tax expense (benefit)	5,011	(7,575)	(12,475)

Net loss	$(10,933)	$(124,235)	$(107,895)

Net loss per share:
Basic and diluted	$(0.51)	$(5.92)	$(5.25)
Weighted average shares outstanding:
Basic and diluted	21,496	20,992	20,548

See accompanying Notes to Consolidated Financial Statements.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 39

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,

In thousands, except share amounts	2011	2010
Assets

Current assets:
Cash and temporary cash investments	$57,440	$86,291
Accounts receivable (net of allowance of $2,921 and $3,853 at December 31, 2011 and 2010, respectively)	50,533	56,793
Funds held by Belo Corp. for future pension payments	–	3,410
Inventories	9,918	12,646
Deferred income taxes, net	1,380	1,394
Assets held for sale	2,396	5,268
Prepaids and other current assets	6,531	7,157

Total current assets	128,198	172,959
Property, plant and equipment at cost:
Land	36,602	26,789
Buildings and improvements	192,810	207,486
Publishing equipment	276,792	281,254
Other	131,874	139,580
Construction in process	2,005	5,520

Total property, plant and equipment	640,083	660,629
Less accumulated depreciation	(476,665)	(483,953)

Property, plant and equipment, net	163,418	176,676
Intangible assets, net	16,950	22,189
Goodwill	24,582	24,582
Investments	6,112	16,661
Deferred income taxes, net	1,452	2,127
Other assets	4,376	4,855

Total assets	$345,088	$420,049

See accompanying Notes to Consolidated Financial Statements.

PAGE 40	A. H. Belo Corporation 2011 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,

In thousands, except share amounts	2011	2010

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,062	$29,159
Accrued compensation and benefits	18,007	17,139
Pension liabilities	–	54,833
Other accrued expenses	12,160	10,309
Advance subscription payments	22,491	23,057

Total current liabilities	70,720	134,497

Long-term pension liabilities	145,980	77,513
Other post-employment benefits	3,115	3,492
Other liabilities	3,794	4,674

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	–	–
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 19,182,236 and 18,896,876 shares at December 31, 2011 and 2010, respectively	192	188
Series B: issued 2,398,017 and 2,392,074 shares at December 31, 2011 and 2010, respectively	24	24
Additional paid-in capital	493,773	491,542
Accumulated other comprehensive income (loss)	(63,069)	2,569
Accumulated deficit	(309,441)	(294,450)

Total shareholders’ equity	121,479	199,873

Total liabilities and shareholders’ equity	$345,088	$420,049

See accompanying Notes to Consolidated Financial Statements.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 41

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

In thousands, except share amounts
					Accumulated Other Comprehensive Income/(Loss)
	Common Stock			Additional Paid-in Capital
	Shares	Shares				Accumulated
	Series A	Series B	Amount			Deficit	Total

Balance at December 31, 2008	17,774,549	2,704,416	$204	$487,105	$(458)	$(62,320)	$424,531
Net loss	–	–	–	–	–	(107,895)	(107,895)
Other Comprehensive Loss
Other post-employment benefits, net of tax	–	–	–	–	3,822	–	3,822

Total Comprehensive Loss	–	–	–	–	–	–	(104,073)
Contribution to Belo Corp.	–	–	–	(1,453)	–	–	(1,453)
Issuance of shares for restricted stock units	65,595	–	1	(1)	–	–	–
Issuance of shares for stock option exercises	148,000	64,000	2	616	–	–	618
Conversion of Series B to Series A	260,826	(260,826)	–	–	–	–	–
Share-based compensation	–	–	–	1,974	–	–	1,974

Balance at December 31, 2009	18,248,970	2,507,590	207	488,241	3,364	(170,215)	321,597
Net loss	–	–	–	–	–	(124,235)	(124,235)
Other Comprehensive Loss
Other post-employment benefits, net of tax	–	–	–	–	(795)	–	(795)

Total Comprehensive Loss	–	–	–	–	–	–	(125,030)
Issuance of shares for restricted stock units	79,137	–	1	(1)	–	–	–
Issuance of shares from stock option exercises	360,963	92,290	4	1,362	–	–	1,366
Conversion of Series B to Series A	207,806	(207,806)	–	–	–	–	–
Share-based compensation	–	–	–	1,940	–	–	1,940

Balance at December 31, 2010	18,896,876	2,392,074	212	491,542	2,569	(294,450)	199,873
Net loss	–	–	–	–	–	(10,933)	(10,933)
Other Comprehensive Loss
Actuarial loss on defined benefit plans, net of tax	–	–	–	–	(64,989)	–	(64,989)
Amortization of defined benefit plans, net of tax	–	–	–	–	(649)	–	(649)

Total Comprehensive Loss	–	–	–	–	–	–	(76,571)
Issuance of shares for restricted stock units	244,803	–	3	(3)	–	–	–
Issuance of shares from stock option exercises	10,500	36,000	1	95	–	–	96
Income tax on options	–	–	–	(52)	–	–	(52)
Conversion of Series B to Series A	30,057	(30,057)	–	–	–	–	–
Share-based compensation	–	–	–	2,191	–	–	2,191
Dividends	–	–	–	–	–	(4,058)	(4,058)

Balance at December 31, 2011	19,182,236	2,398,017	$216	$493,773	$(63,069)	$(309,441)	$121,479

See accompanying Notes to Consolidated Financial Statements.

PAGE 42	A. H. Belo Corporation 2011 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2011	2010	2009
Operating Activities
Net loss	$(10,933)	$(124,235)	$(107,895)
Adjustments to reconcile net loss to net cash provided by operations:
Pension plan withdrawal	1,988	132,346	–
Depreciation and amortization	35,666	38,140	45,356
Inventory spare parts write-down	1,785	–	–
Provision for uncertain tax positions	37	351	–
Loss/(gain) on disposal of fixed assets	347	(6,402)	(284)
Loss on investment related activity, net	2,634	–	–
Gain on recovery of investment	(729)	–	–
Asset impairment	6,500	3,404	106,389
Deferred income taxes	638	(8,392)	(1,079)
Employee retirement benefit amortization	(649)	(626)	–
Share-based compensation	2,191	1,940	2,350
Other non-cash items	–	–	2,931
Equity company dividends in excess of earnings	396	2,205	–
Assets acquired and held for sale	(2,396)	–	–
Net changes in operating assets and liabilities:
Accounts receivable	6,300	9,733	13,233
Funds held by Belo Corp. for future pension contributions	3,410	8,568	(11,978)
Inventories	943	(2,186)	12,181
Prepaids and other current assets	626	(399)	(2,682)
Other, net	1,735	976	1,177
Accounts payable	(11,097)	9,968	(13,759)
Accrued compensation and benefits	(54)	7,582	(15,451)
Pension liabilities	(53,374)	–	–
Other accrued expenses	1,044	(7,788)	(570)
Advance subscription payments	(566)	(3,656)	378
Other post employment benefits	(1,602)	(307)	–

Net cash (used in)/provided by operations	(15,160)	61,222	30,297

Investing Activities
Capital expenditures, net	(8,657)	(10,597)	(11,431)
Proceeds on the recovery of an impaired investment	729	–	–
Proceeds from sale of fixed assets	1,100	9,765	479
Purchase of investments	(2,959)	–	–
Investment distribution proceeds	59	–	–
Other, net	–	32	5,221

Net cash used for investing activities	(9,728)	(800)	(5,731)

Financing Activities
Dividends paid	(4,058)	–	–
Proceeds from excercise of stock options	95	1,366	3
Payments on credit facility	–	–	(10,000)

Cash (used in)/provided by financing activities	(3,963)	1,366	(9,997)

Net increase in cash and temporary cash investments	(28,851)	61,788	14,569
Cash and temporary cash investments at beginning of period	86,291	24,503	9,934

Cash and temporary cash investments at end of period	$57,440	$86,291	$24,503

Supplemental Disclosures
Interest paid	$250	$320	$232

Income tax paid, net of refunds	$415	$2,301	$2,930

Noncash investing activities
Fixed assets and investments received from Belo Investment, LLC	$11,191	$–	$–

See accompanying Notes to Consolidated Financial Statements.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 43

A. H. Belo Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Description of Business.    A. H. Belo Corporation (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four daily newspapers and several associated Web sites. A. H. Belo publishes The Dallas Morning News (www. dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; The Press-Enterprise (www.pe.com) (Riverside, California), serving Southern California’s Inland Empire region and winner of one Pulitzer Prize; and The Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas. The Company publishes various specialty publications targeting niche audiences, and its investments and/or partnerships include Classified Ventures, LLC, owner of cars.com and the Yahoo! Newspaper Consortium. A. H. Belo also owns and operates commercial printing, distribution and direct mail service businesses. In February 2008, the Company’s former parent, Belo Corp. (“Belo”) separated its publishing operations in a spin-off transaction (the “Distribution”) and A. H. Belo became an independent registrant listed on the New York Stock Exchange (NYSE trading symbol: AHC).

Basis of Presentation.    The consolidated financial statements include the accounts of A. H. Belo and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions. The Company follows the guidance under Accounting Standards Codification (“ASC”) 810 – Consolidation, to determine whether subsidiaries, joint ventures, partnerships and other arrangements should be consolidated. Transactions between the entities comprising the Company have been eliminated in the consolidated financial statements. All amounts, except share and per share amounts, are presented in thousands unless the context otherwise requires.

Balances previously referred to as Advanced Payments on Property, Plant and Equipment are now referred to as Construction in Process.

Cash and Cash Equivalents.    The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Accounts Receivable.    Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical write-off experience and the Company’s knowledge of the customers’ ability to pay amounts due. The Company’s policy is to write-off accounts after all collection efforts have failed; generally, amounts past due by more than one year have been written-off. Expense for such uncollectible amounts is included in other production, distribution and operating costs. Bad debt expense for 2011, 2010 and 2009 was $2,399, $2,311 and $8,333, respectively. Write-offs, net of recoveries and other adjustments, for 2011, 2010 and 2009 were $3,331, $4,963 and $7,160, respectively.

Risk Concentration.    Financial instruments subject to potential concentration of credit risk include cash equivalents and accounts receivable. The Company invests available cash balances in an overnight deposit fund holding commercial paper of a single issuer. The issuer’s commercial paper is graded A1 by Moody’s and overnight holdings in the fund were $45,456 as of December 31, 2011.

A significant portion of the Company’s customer base is concentrated within the local geographical area of each newspaper. The Company generally extends credit to customers, and the ultimate collection of accounts receivable could be affected by the national and local economy. Management continually performs credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. The Company maintains an allowance for losses based upon the collectability of accounts receivable. Management does not believe that there is any significant credit risk that could have a material adverse effect on the Company’s consolidated financial condition, liquidity or results of operations.

PAGE 44	A. H. Belo Corporation 2011 Annual Report on Form 10-K

Inventories.    Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are recorded at average cost. The Company reviews its inventories for obsolescence and records an expense for any parts that no longer have future value.

Assets Held for Sale.    Assets held for sale include fixed assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale.

Property, Plant and Equipment.    The Company records property, plant and equipment at cost or its fair value if acquired through a business acquisition or non-monetary exchange. Depreciable assets are reviewed to ensure the remaining useful life of the asset supports the existing depreciation policies and the Company records adjustments to depreciation expense on a prospective basis, as needed. Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated Useful Lives

Buildings and improvements	5-30 years
Newspaper publishing equipment	3-20 years
Other	3-10 years

Goodwill.    The Company records goodwill at the reporting unit level based on the excess fair value of prior business acquisitions over the fair value of the assets and liabilities acquired. Reporting units of the Company are based on its internal reporting structure and represent a reporting level below an operating segment. For those reporting units which record goodwill, the Company tests for impairment by estimating the fair value of the reporting unit compared to its carrying value. The Company uses a discounted cash flow model to calculate the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions. The Company performs the goodwill impairment test as of December 31 each fiscal year or when changes in circumstances indicate an impairment event may have occurred. Impairment charges represent non-cash charges and do not affect the Company’s liquidity, cash flows from operating activities, debt covenants, or have any effect on future operations. As of December 31, 2011, the Company has recorded goodwill at The Dallas Morning News reporting unit, for which the fair value substantially exceeds its carrying value. See Note 4 – Goodwill and Intangible Assets, for a discussion of the impairment charges recorded.

Long-Lived Assets.    The Company evaluates its ability to recover the carrying value of property, plant and equipment and finite-lived intangible assets, using the lowest level of cash flows associated with the assets, which are grouped based on the Company’s intended use of these assets. This evaluation is performed whenever a change in circumstances indicates that the carrying value of the asset groups may not be recoverable from future undiscounted cash flows. If the analysis of future cash flows indicates the carrying value of the long-lived assets cannot be recovered, the assets are adjusted to the lower of its carrying value or fair value.

Equity Investments.    The Company owns certain equity securities in companies in which it does not exercise control. For those investments where the Company is able to exercise significant influence over the investee as defined under ASC 323 – Equity Method and Joint Ventures, the Company accounts for the investment under the equity method of accounting, recognizing its share of the investee’s income/(losses) as a component of earnings. All other investments are recorded under the cost method and the Company recognizes income or loss upon the receipt of dividends or distributions, or upon liquidation of the investment. Each reporting period, the Company evaluates its ability to recover the carrying value of both equity and cost method investments based upon the financial strength of the investee. If the Company determines the carrying value is not recoverable, the Company will record an impairment charge for the difference between the fair value of the investment and the carrying value.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 45

Self-Insured Risks.    A. H. Belo self-insures certain risks for employee medical costs, workers’ compensation, general liability and commercial automotive claims. The Company purchases stop-loss insurance and/or high deductible policies with third-party insurance carriers to limit these risks, and third-party administrators are used to process claims. Claims incurred prior to the Distribution are subject to processing under the insurance programs established by Belo and the Company is allocated its respective share of the total costs. Each period, the Company estimates the undiscounted liability associated with its uninsured risks based on historical claim patterns, employee demographic data, assets insured, and insurance policy. A. H. Belo’s estimate associated with these uninsured liabilities is monitored by management for adequacy based on information currently available. However, actual amounts could vary significantly from such estimates if actual trends, including the severity or frequency of claims and/or medical cost inflation were to change.

Pension and Other Retirement Obligations.    Through December 31, 2010, the Company provided retirement benefits for certain current and former employees through The G. B. Dealey Retirement Pension Plan (the “GBD Pension Plan”), which is sponsored by Belo. By prior agreement, the Company was required to reimburse Belo for 60 percent of contributions assessed by the GBD Pension Plan. The Company accounted for its pension obligations under accounting guidance for multiemployer pension plans under which it recognized as net pension cost the required contribution for each period and recognized as a liability any reimbursement obligation due and unpaid. On October 6, 2010, the Company and Belo entered into a Pension Plan Transfer Agreement (the “Transfer Agreement”), agreeing to split the GBD Pension Plan. Under the Transfer Agreement, the GBD Pension Plan assets and liabilities related to Company employees were transferred to two newly established pension plans, A. H. Belo Pension Plans I and II (collectively the “A. H. Belo Pension Plans”), sponsored solely by the Company, effective January 1, 2011, having similar terms. Accordingly, the Company recognized a loss in the fourth quarter of 2010 for the unfunded projected benefit obligation it assumed related to the current and former employees transferred to the A. H. Belo Pension Plans, as the liability was probable and could be estimated. In 2011, the Company follows accounting guidance for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and recognized into earnings over future periods. Net periodic pension expense is recognized each period by accruing interest expense and the return on assets associated with the projected benefit obligation and the plan assets, respectively. As of the effective date of the A. H. Belo Pension Plans, participation in and accrual of benefits to participants remained frozen and accordingly, the Company does not recognize on-going service costs as a component of its net periodic pension expense.

Share-Based Compensation.    The Company recognizes share-based transactions at fair value in the financial statements. The fair value of option awards is estimated at the date of grant using the Black-Scholes-Merton pricing model and the fair value of restricted stock unit awards (“RSU”) is the closing price of the Company’s common stock on the date of grant. Total compensation cost is amortized to earnings over the requisite service period. Upon vesting, RSUs are redeemed with 60 percent in A. H. Belo Series A common stock and 40 percent in cash. The Company records a liability for the 40 percent portion of the outstanding RSUs to be redeemed in cash, which is adjusted to its fair value each period, based on the closing price of the Company’s common stock. Prior to the Distribution, the Company’s employees participated in a share-based compensation plan sponsored by Belo. The Company was charged for the stock compensation cost recorded by Belo related to its employees. See Note 7 –Long-term Incentive Plans, for further information related to share-based compensation.

Contingencies.    A. H. Belo is involved in certain claims and litigation related to its operations. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. See Note 13 – Contingencies, for further information related to contingencies.

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

PAGE 46	A. H. Belo Corporation 2011 Annual Report on Form 10-K

shares are issued. Upon the exercise of stock options, Series A common stock is issued if the holder of the stock options executes a simultaneous exercise and sale. If the holder of the stock option chooses not to sell the shares, they are issued Series B common stock. See Note 7 – Long-term Incentive Plans, for description of the Company’s share-based incentive plans.

Accumulated other comprehensive income (loss) contains actuarial gains and losses associated with the A. H. Belo Pension Plans and prior service costs and deferral of gains resulting from negative plan amendments related to other post-employment benefit plans. The cumulative balance in accumulated other comprehensive income (loss) is amortized to earnings over the weighted average remaining life expectancy of the participants to the extent such balances exceed 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets.

Revenue Recognition.    The Company’s principal sources of revenue are the advertising space in published issues of its newspapers and on the Company’s Web sites, the sale of newspapers to distributors and individual subscribers, and amounts charged to customers for direct mail and commercial printing and distribution. Newspaper advertising revenue is recorded, net of the discount for agency commissions, when the advertisements are published in the newspaper. Advertising revenues for Web sites are recorded, net of the discount for agency commissions, ratably over the period of time the advertisement is placed on Web sites. Prepaid subscription proceeds are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Subscription revenues under buy-sell arrangements with distributors are recorded based on the net amount received from the distributor, whereas subscription revenues under fee-based delivery arrangements with distributors are recorded based on the amount received from the subscriber. Direct mail and commercial printing and distribution revenues are recorded when the products are distributed or shipped.

Income Taxes.    The Company uses the asset and liability method of accounting for income taxes and recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company establishes a valuation allowance if it is more likely than not the deferred tax assets will not be realized. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. For the periods prior to the Distribution, the Company’s results were included in the combined income tax returns of Belo, and the Company participates in any subsequent amendment to these tax returns or IRS audit determination as it applies to the Company’s operations. See Note 11 – Income Taxes, for further information related to income taxes.

The Company also evaluates any uncertain tax positions and recognizes a liability for the tax benefit associated with an uncertain tax position only if it is more likely than not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company records a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in interest expense.

Use of Estimates.    Company management makes estimates and assumptions that affect the amounts and disclosures reported in its financial statements which include valuation allowances for doubtful accounts, uncertain tax positions, deferred tax assets; fair value measurements related to assets held for sale, pension plan assets, and equity based compensation; actuarial liabilities related to self insured risks and pension plan obligations; and, assumptions related to impairment and recovery of long lived assets. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Segments.    The Company’s operating segments are defined as its newspapers within a given geographic area. The Company has determined that all of its operating segments meet the criteria as defined in the applicable accounting guidance to be aggregated into one reporting segment.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 47

Fair Value Measurements.    The Company’s financial instruments, including cash, cash equivalents, accounts receivable, interest receivable, accounts payable, and amounts due to customers are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

Note 2: Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 – Fair Value Measurement (Topic 820); Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). ASU No. 2011-04 provides clarity to the fair value definition in order to achieve greater consistency in fair value measurements and disclosures between U.S. GAAP and IFRS. Additional disclosures are required regarding transfers of assets between Level 1 and 2 of the fair value hierarchy and regarding sensitivity of fair values for Level 3 assets. The effective date of this amendment is for fiscal periods beginning after December 15, 2011. The adoption of this amendment is not anticipated to have a material effect on the Company’s financial condition, results of operations or liquidity.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220); Presentation of Comprehensive Income, to increase the prominence of other comprehensive income (loss) in financial statements. ASU No. 2011-05 gives businesses two options for presenting other comprehensive income (loss). A statement of other comprehensive income (loss) can be included with the statement of operations, which together will make a statement of total comprehensive income. Alternatively, businesses can present a statement of comprehensive income separate from a statement of operations, but the two statements will be required to appear consecutively within a financial report. The effective date of this amendment is for fiscal periods beginning after December 15, 2011. The Company is currently evaluating its presentation options. The adoption of this amendment will not affect the Company’s financial condition, results of operations or liquidity.

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (Topic 350); Testing Goodwill for Impairment. The purpose of this amendment is to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this amendment is not anticipated to have a material effect on the Company’s financial condition, results of operations or liquidity.

In September 2011, the FASB issued ASU No. 2011-09 – Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715–80); Disclosures about an Employer’s Participation in a Multiemployer Plan. The purpose of this amendment is to require employers to provide additional disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. These new disclosures will provide information to increase awareness of the commitments and risks involved with participation in multiemployer pension plans. For public entities, the amendments in this update are effective for fiscal years ending after December 15, 2011. The amendment is applied retrospectively for all prior periods presented. On October 6, 2010, the Company and Belo entered into the Transfer Agreement, agreeing to split the GBD Pension Plan assets and liabilities on January 1, 2011. Two new single-employer defined benefit plans were established by the Company to accept the transferred assets and liabilities from the GBD Pension Plan. In the second quarter of 2011, the Company and Belo fully settled the division of all assets and obligations associated with the GBD Pension Plan and no further continuing involvement or potential obligation exists by the Company in respect to the GBD Pension Plan. As the Company is no longer participating in the GBD Pension Plan, this amendment will not affect the Company’s required disclosures.

PAGE 48	A. H. Belo Corporation 2011 Annual Report on Form 10-K

Note 3: Assets Held for Sale

As a result of the continued weak economic conditions, the Company has determined that it is no longer probable that it will sell within the next 12 months a 133,390 square foot warehouse facility located on 49.9 acres in southern Dallas. Accordingly, in the third quarter of 2011, the Company reclassified the $5,268 carrying value of this facility from assets held for sale to property, plant and equipment. The carrying value of this facility approximated its fair value. In the first quarter of 2011, the Company acquired the residence of a Company officer pursuant to an employment retention and relocation agreement. The residence is recorded at an estimated fair value of $2,396, based on a purchase price of $3,096 and net of anticipated holding and selling costs of $700. See Note 10 – Fair Value Measurements.

Note 4: Goodwill and Intangible Assets

At December 31, 2011 and 2010, the Company performed its annual goodwill impairment testing related to the reporting unit for The Dallas Morning News, which is the only reporting unit with recorded goodwill, and determined that the fair value of the reporting unit substantially exceeded its carrying value. As such, no impairment of goodwill was required. During the first quarter of 2009, primarily based upon the continued declining economic environment which resulted in a larger than anticipated decline in advertising demand during the first quarter of 2009 and potentially the remainder of the year, the Company determined that sufficient evidence existed to require it to perform an interim goodwill impairment analysis. During the first quarter of 2009, the Company performed the first step of its interim goodwill impairment test for both The Dallas Morning News and The Providence Journal. The Company uses the discounted cash flows method to determine fair value of its operating units. The use of discounted cash flows is based on assumptions requiring significant judgment regarding revenue growth rates, margins, discount factors and tax rates. The assumptions used in the step one analysis were consistent with the Company’s then current estimates and projections, some of which differ from the assumptions used for the annual impairment testing in December 2008. The change in assumptions was driven by greater than anticipated declines in revenue in the first quarter of 2009, which resulted in lower margins despite significant cost reductions.

The step one analysis results indicated a potential goodwill impairment existed at The Providence Journal, but not at The Dallas Morning News. While the step one analysis for both reporting units reflected significant declines in forecasted advertising revenue based on the results from the first three months of 2009, when the analysis was performed, The Dallas Morning News expected to continue to produce sufficient margins such that the carrying amount of its goodwill was not impaired. In performing the step one analysis for The Dallas Morning News, management also considered the sensitivity of its assumptions to additional risk and concluded that the step one analysis would continue to not indicate impairment with more conservative inputs. However, due to the relative size of the carrying amount and estimated fair value of The Providence Journal, its margins were impacted such that the carrying amount of the reporting unit exceeded its estimated fair value. Therefore, the Company performed the second step of the goodwill impairment analysis, which involved calculating the implied fair value of goodwill for The Providence Journal. The second step involved allocating the estimated fair value of the reporting unit to all of its assets and liabilities, except goodwill, and comparing the residual implied fair value to the carrying amount of goodwill of The Providence Journal. During the first quarter of 2009, the Company determined the goodwill related to The Providence Journal was impaired and recorded a non-cash goodwill impairment charge of $80,940, fully impairing the goodwill recorded at The Providence Journal. See Note 10 – Fair Value Measurements.

The table below sets forth the carrying value of goodwill:

	Consolidated Net Goodwill
		The Dallas Morning News		The Providence Journal		The Press-Enterprise
	Total	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment
Balance, January 1, 2009	$105,522	$24,582	$–	$323,734	$(242,794)	$115,775	$(115,775)
Impairment	(80,940)	–	–	–	(80,940)	–	–

Balance, December 31, 2009	24,582	24,582	–	323,734	(323,734)	115,775	(115,775)

Balance, December 31, 2010	24,582	24,582	–	323,734	(323,734)	115,775	(115,775)

Balance, December 31, 2011	$24,582	$24,582	$–	$323,734	$(323,734)	$115,775	$(115,775)

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 49

The January 1, 2009 balance of goodwill is net of $1,494, $46,421 and $14,242 of amortization that was recorded prior to the adoption of ASC 350 – Intangibles – Goodwill and Other for The Dallas Morning News, The Providence Journal, and The Press-Enterprise, respectively.

The table below sets forth the Company’s identifiable intangible assets, consisting of subscriber lists that are subject to amortization:

	Total Subscriber Lists	The Dallas Morning News	The Providence Journal	The Press- Enterprise
Gross balance at December 31, 2010	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(92,635)	(22,896)	(60,480)	(9,259)

Net balance at December 31, 2010	$22,189	$–	$18,218	$3,971

Gross balance at December 31, 2011	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(97,874)	(22,896)	(64,853)	(10,125)

Net balance at December 31, 2011	$16,950	$–	$13,845	$3,105

Amortization expense for intangible assets subject to amortization for 2011, 2010 and 2009 was $5,239, $5,239 and $6,499, respectively.

Amortization expense for each of the next three years related to intangible assets subject to amortization at December 31, 2011 is expected to be $5,239 per year, and approximately $1,233 for the fourth year.

Note 5: Investments

The Company owns interests in various entities and records these interests under the equity or cost method of accounting. Under the equity method, the Company records its share of the investee’s earnings (losses) each period and under the cost method, the Company records earnings or losses when the amounts are realized. The table below sets forth the Company’s investments as of December 31, 2011 and 2010:

	2011	2010
Equity method investments	$5,030	$15,899
Cost method investments	1,082	762

Total investments	$6,112	$16,661

Concurrent with the Distribution, certain previously acquired real estate properties were transferred to Belo Investment, LLC (“Belo Investment”), in which the Company and Belo each received a 50 percent interest. This exchange allowed the Company and Belo to retain a continuing interest in each of the properties. Through December 31, 2011, the Company accounted for its interest in Belo Investment under the equity method of accounting. On December 31, 2011, Belo Investment transferred four of its real estate properties to a newly formed subsidiary, AHC Dallas Properties, LLC. The Company entered into a nontaxable, nonmonetary exchange arrangement with Belo Investment whereby it yielded its interests in Belo Investment in exchange for 100 percent of the holdings in AHC Dallas Properties, LLC and assumed an $800 liability for capital repairs for certain properties retained by Belo Investment. The asset distribution was based on an equitable allocation of the properties using values established by third party independent appraisals. The Company has determined that as a result of its continuing interests in these properties, the exchange should be accounted for at the lower of fair value or historical carrying value. Accordingly, $11,191 of fixed assets and $90 of other assets received by AHC Dallas Properties, LLC in the exchange were consolidated in the Company’s financial statements and the Company recorded a non-operating loss on its investment of $5,018 in other expense.

PAGE 50	A. H. Belo Corporation 2011 Annual Report on Form 10-K

The Company and Belo jointly own a 6.6 percent interest in Classified Ventures, LLC (“Classified Ventures”) in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The three principal online businesses Classified Ventures operates are cars.com, apartments.com, and homegain.com. The Company accounts for this investment under the equity method of accounting and has included Classified Ventures’ consolidated financial statements as of December 31, 2011 as an exhibit to the Company’s 2011 Form 10-K, as it represents a significant subsidiary, as defined by Securities and Exchange Commission regulations. The Company received a dividend of $2,231 from Classified Ventures in 2011.

In November 2011, the Company made an investment of $2,500 in ShopCo Holdings, LLC (“ShopCo”), in return for a 12.5 percent ownership interest. The Company accounts for this interest under the equity method of accounting. ShopCo owns FindnSave.com, a digital shopping platform where consumers can find national and local retail goods and services for sale. This platform leverages the power of local media participation with advanced search and database technology to allow a consumer to review online sales circulars, local advertised offers or search for an item and receive a list of local advertisers and the deals they're offering for the searched item.

The Company holds various investments accounted for under the cost method and recognizes income or loss as the proceeds or other transactions are realized. The Company evaluates the recoverability of its investments each period. In 2011, the Company wrote-down the carrying value of various cost investments by $167. In 2010, the Company fully impaired its investment in Sawbuck Realty, Inc. of $2,448, based on the Company’s belief that the carrying value could not be recovered given continued losses and insufficient future earnings capacity.

Note 6: Changes in Accounting Estimates

In 2011, the Company recorded a $1,785 write-down of its spare parts inventory based on estimates by management regarding the ability of the Company to use the inventory parts in future periods. The write-down is recorded in other production, distribution and operating costs. In the second quarter of 2011, the Company fully depreciated certain property, plant and equipment that was determined to no longer have a remaining useful life. Accordingly, the Company recorded additional depreciation expense of $1,017 in 2011. The Company also revised its estimate of the unfunded projected benefit obligation assumed in connection with the withdrawal from the GBD Pension Plan during the second quarter of 2011 as a result of finalizing demographic data associated with plan participants transferred to the A. H. Belo Pension Plans. This finalization transaction resulted in a charge to earnings of $1,988 in the second quarter of 2011. See Note 8 – Pension and Other Retirement Plans for the changes in this estimate.

Note 7: Long-term Incentive Plans

On February 8, 2008, A. H. Belo established a long-term incentive plan under which eight million common shares were authorized for equity based awards. On the date of the Distribution, awards under the plan were granted to holders of Belo stock options and RSUs. Subsequent awards under the plan may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units or stock appreciation rights. In addition, stock options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying stock options.

In connection with the Distribution, holders of outstanding Belo stock options received an adjusted Belo stock option for the same number of shares of Belo common stock as previously held but with a reduced exercise price based on the closing price on February 8, 2008. Holders also received one new A. H. Belo stock option for every five Belo stock options held as of the Distribution Date with an exercise price based on the closing share price on February 8, 2008. Following the Distribution, there were 2,497,000 A. H. Belo stock options outstanding at the weighted average exercise price of $21.09, of which 2,404,000 stock options were exercisable at a weighted average exercise price of $21.11.

At the time of the Distribution, Belo RSUs were treated as if they were issued and were outstanding shares. As a result, the Belo RSUs and the A. H. Belo RSUs taken together, had the same aggregate value (based on the closing prices of the Belo stock and the A. H. Belo stock on the Distribution Date), as the Belo RSUs immediately prior to the Distribution.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 51

Each stock option and RSU (of A. H. Belo and of Belo) otherwise have the same terms as the pre-Distribution awards. The awards continue to vest as under the existing vesting schedule based on continued employment with Belo or A. H. Belo, as applicable. Following the Distribution, A. H. Belo and Belo recognize compensation expense for any pre-Distribution awards related to their respective employees, regardless of which company ultimately issued the awards. Anti-dilutive stock-based awards excluded from the calculation of earnings per share included 2,298,028 options and RSUs for the twelve months ended December 31, 2011.

Stock Options.    The non-qualified stock options granted to employees under A. H. Belo’s long-term incentive plans become exercisable in cumulative installments over periods of one to three years and expire after 10 years. The fair value of each stock option award granted was estimated on the date of grant using the Black-Scholes-Merton valuation. Volatility was calculated using an analysis of historical stock prices. The expected lives of stock options were determined based on the Company’s employees’ historical stock option exercise experience, which the Company believed to be the best estimate of future exercise patterns available. The risk-free interest rates were determined using the implied yield currently available for zero-coupon United States Government debt securities with a remaining term equal to the expected life of the stock options. The expected dividend yields were based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

No options were granted during 2011 or 2010 and during 2009 the Company used the following assumptions:

Weighted-average grant date fair value	$1.08
Weighted-average assumptions used:
Expected volatility	126.5%
Expected life (years)	5.0
Risk-free interest rate	3.57%
Expected dividend yield	–

The exercise price of stock options granted under the A. H. Belo long-term incentive plan equals the closing stock price on the day of grant. Accordingly, no intrinsic value exists on the option on the grant date.

The table below sets forth a summary of stock option activity under the A. H. Belo long-term incentive plan for 2011, 2010 and 2009:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2008	3,784,388	$14.32
Granted	181,482	$1.26
Exercised	(212,000)	$2.05
Canceled	(626,446)	$15.32

Outstanding at December 31, 2009	3,127,424	$13.12

Granted	–	$–
Exercised	(453,253)	$3.01
Canceled	(482,435)	$13.01

Outstanding at December 31, 2010	2,191,736	$16.77

Granted	–	$–
Exercised	(46,500)	$2.05
Canceled	(448,546)	$17.49

Outstanding at December 31, 2011	1,696,690	$16.99

Vested and Exercisable at December 31, 2011	1,696,690	$16.99

Vested and Exercisable weighted average remaining contractual terms (in years)	3.9

PAGE 52	A. H. Belo Corporation 2011 Annual Report on Form 10-K

The table below summarizes information, net of estimated forfeitures, related to A. H. Belo stock options outstanding at December 31, 2011:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Life (years)	Average Exercise Price
$ 1.00 – $ 6.60	594,440	6.70	$3.99
$ 6.61 – $17.99	2,271	5.15	$17.28
$18.00 – $22.99	519,726	2.23	$21.32
$23.00 – $29.00	580,253	2.46	$26.43

$ 1.00 – $29.00	1,696,690	3.88	$16.99

As of December 31, 2011, the Company’s employees and non-employee directors held 1,035,100 A. H. Belo stock options and the remaining 661,590 stock options are held by Belo employees. During 2011, the Company recognized all remaining compensation expense related to outstanding stock options for its employees.

Restricted Stock Units

Under A. H. Belo’s long-term incentive plan, the Company’s Board of Directors has awarded RSUs. The RSUs have service and/or performance conditions and vest over a period of one to three years. Upon vesting, the RSUs will be redeemed with 60 percent in A. H. Belo Series A common stock and 40 percent in cash. As of December 31, 2011, the liability for the portion of the award to be redeemed in cash was $1,558. During the vesting period, holders of service-based RSUs and RSUs with performance conditions where the performance conditions have been met participate in A. H. Belo dividends declared by receiving payments for dividend equivalents. The RSUs do not have voting rights.

The table below sets forth a summary of RSU activity under the A. H. Belo long-term incentive plan for 2011, 2010 and 2009:

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2008	402,951				$16.63
Granted	155,540				$1.26
Vested	(109,415)	65,595	43,820	$75	$19.78
Canceled	(10,494)				$16.71

Non-vested at December 31, 2009	438,582				$10.35
Granted	775,997				$6.21
Vested	(132,024)	79,137	52,887	$417	$18.13
Canceled	(64,103)				$9.18

Non-vested at December 31, 2010	1,018,452				$6.36
Granted	425,710				$7.58
Vested	(408,039)	244,803	163,236	$1,242	$8.47
Canceled	(33,893)				$6.71

Non-vested at December 31, 2011	1,002,230				$6.01

The fair value of the RSUs granted is determined using the closing trading price of A. H. Belo’s shares on the grant date. As of December 31, 2011, the Company had $1,203 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.3 years.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 53

Compensation Expense

A. H. Belo recognizes compensation expense for any awards issued to its employees and directors under its long-term incentive plan. Additionally, compensation expense is recognized for any pre-Distribution awards related to its employees and directors that were issued under Belo’s long-term incentive plans. The table below sets forth compensation expense (benefit) related to stock awards, which is recorded on a straight-line basis over the vesting period of the award, for 2011, 2010 and 2009:

	A. H. Belo
	Equity Awards			Cash Awards for RSUs	Belo Equity Awards	Total Expense
	Options	RSUs	Total
2011	$183	$2,008	$2,191	$(87)	$131	$2,235
2010	$152	$1,788	$1,940	$3,007	$207	$5,154
2009	$837	$1,137	$1,974	$1,350	$1,617	$4,941

Note 8: Pension and Other Retirement Plans

Defined Benefit Plans. Prior to the Distribution, approximately 5,100 current and former employees of the Company participated in the GBD Pension Plan, which is sponsored by Belo. By prior agreement, A. H. Belo was contractually obligated to reimburse Belo for 60 percent of each contribution Belo made to the GBD Pension Plan. On October 6, 2010, the Company and Belo entered into the Transfer Agreement whereby the Company and Belo agreed to split the assets and liabilities of the GBD Pension Plan, allowing the Company to establish the A. H. Belo Pension Plans and serve as sponsor of these plans. On January 1, 2011, the Company established the A. H. Belo Pension Plans which received the transferred assets and obligations from the GBD Pension Plan. A. H. Belo Pension Plan I provides benefits to certain employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain employees at The Providence Journal. In the second quarter of 2011, the Company and Belo completed the allocation of the GBD Pension Plan assets and liabilities outstanding as of December 31, 2010. The A. H. Belo Pension Plans were allocated $238,327 of plan assets and $363,928 of projected benefit obligations. The net unfunded obligation, in addition to $8,733 of contributions the Company was required to make to the GBD Pension Plan as a result of the Transfer Agreement, resulted in a loss on withdrawal from the GBD Pension Plan of $134,334. The Company recognized $132,346 of this loss in the fourth quarter of 2010 based on preliminary actuarial estimates, and the remaining $1,988 loss was recognized in the second quarter of 2011. All assets were transferred to the A. H. Belo Pension Plans in the first and second quarters of 2011. No additional benefits are accruing under the A. H. Belo Pension Plans, as future benefits were frozen prior to the plans’ effective date.

In 2010 and 2009, the Company accounted for its pension obligations to the GBD Pension Plan under the accounting guidance established for multiemployer pension plans, and recognized as net pension cost the required contribution for each period and recognized as a liability any reimbursement obligation due and unpaid. In 2010 and 2011, reimbursements to Belo were offset with amounts due from Belo related to the Company’s share of a net operating loss carryback being held by Belo for future pension contributions, as discussed in Note 11 – Income Taxes. During January 2011, the Company contributed $8,733 to the GBD Pension Plan to settle required contributions associated with the Transfer Agreement, of which $3,410 of this payment was offset with amounts due from Belo. This contribution was recorded as a component of the loss on the withdrawal from the GBD Pension Plan. Contributions of $8,572 in 2010 were recorded to salaries, wages and employee benefits and were offset with amounts due from Belo. No contributions were required in 2009. As a result of the Transfer Agreement and the final settlement between the GBD Pension Plan and the A. H. Belo Pension Plans, the Company is no longer considered a participant to the GBD Pension Plan.

Beginning January 1, 2011, the Company accounts for assets and obligations of the A. H. Belo Pension Plans under accounting guidance for single-employer defined benefit plans, under which the Company records an asset or liability for the overfunded or unfunded obligations of the plans, as applicable. Net periodic pension expense is based upon each plan’s interest costs, expected return on plan assets and amortization of amounts in accumulated other comprehensive income (loss).

PAGE 54	A. H. Belo Corporation 2011 Annual Report on Form 10-K

Upon transfer of assets and liabilities to the A. H. Belo Pension Plans, no amounts were recorded in accumulated other comprehensive income (loss) as the Company recognized a charge to earnings in the amount of the unfunded liability of the A. H. Belo Pension Plans. The actuarial loss for 2011 of $65,019 was recorded to other comprehensive income (loss) and will be amortized to future net periodic pension expense over the weighted average remaining life expectancy of participants, to the extent the cumulative balance in accumulated other comprehensive income (loss) exceeds 10 percent of the greater of the respective plan’s projected benefit obligation or the market-related value of the plan’s assets. As of December 31, 2011, the weighted average remaining life of participants was 24 years and the Company anticipates approximately $700 of the actuarial losses to be amortized in 2012. In addition to the $8,733 contribution in January 2011, discussed previously, the Company made required contributions in 2011 of $16,305 and a discretionary contribution of $30,000 to the A. H. Belo Pension Plans, directly reducing the unfunded projected pension obligation of the A. H. Belo Pension Plans.

The table below sets forth summarized financial information about the A. H. Belo Pension Plans:

2011
Change in benefit obligation
Benefit obligation at beginning of year	$363,928
Interest cost	18,900
Actuarial loss	55,777
Benefit payments	(17,720)

Benefit obligation at end of year	420,885

Change in plan assets
Fair value of plan assets at beginning of year	238,327
Return on plan assets	7,993
Employer contributions	46,305
Benefit payments	(17,720)

Fair value of plan assets at end of year	274,905

Funded status	$(145,980)

Amounts recognized on the balance sheet
Noncurrent liability - Accrued benefit cost	$(145,980)

Net Periodic Pension Expense

The Company estimated net periodic pension expense for 2011 based on the plan assets and estimated projected pension obligations assumed by the A. H. Belo Pension Plans. The Company assumed a 6.5 percent long-term return on the plans’ assets. Investment strategies for the plans’ assets are based upon factors such as the remaining useful life expectancy of participants and market risks. Interest expense on the projected benefit obligations for the plans was estimated based on the Citigroup Pension Yield Curve, which produced a composite discount rate of 5.3 percent. The table below sets forth components of net periodic pension expense for 2011:

2011
Interest cost	$18,900
Expected return on plan assets	(17,235)

Net periodic benefit cost	$1,665

Plan Assets

As of December 31, 2010, plan assets in the GBD Pension Plan were held in cash equivalents to facilitate the transfer between the GBD Pension Plan and the A. H. Belo Pension Plans, which occurred in the first and second quarters of 2011. The Company is responsible for directing the investment strategies of the A. H. Belo Pension Plans’ assets. The investment

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 55

strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risks. The targeted allocation of the plans’ assets invested in equity securities is between 60 to 70 percent and amounts invested in fixed-income securities is between 30 to 40 percent. These targets are determined by matching the actuarial projections of the plans’ future liabilities and benefit payments with the expected long-term rates of return on assets and expected market risks. Investment risk is continuously monitored and plan assets are rebalanced to target allocations to meet the Company’s strategy and the plans’ liquidity needs. At December 31, 2011, the Company had 53 percent in equity securities and 47 percent in fixed income securities.

The table below sets forth the A. H. Belo Pension Plans’ assets at fair value as of December 31, 2011, with inputs used to develop fair value measurements.

		Fair Value Measurements Using
Description	December 31, 2011	Quoted Price in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Cash and money market funds	$1,735	$1,735	$–	$–
Pooled Equity Funds:
U.S. Equity Securities	100,028	–	100,028	–
International Equity Securities	44,737	–	44,737	–
Pooled Fixed Income Funds:
Domestic Corporate and Government Debt Securities	82,899	–	82,899	–
Domestic Corporate Debt Securities	35,379	–	35,379	–
International Corporate and Government Debt Securities	10,127	–	10,127	–

Total	$274,905	$1,735	$273,170	$–

Inputs and valuation techniques used to measure the fair value of plan assets vary according to the type of asset being valued. Fair values of equity securities and fixed income securities held in units of pooled funds are based on net asset value (the “NAV") of the units of the pooled fund determined by the fund manager. Pooled funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors than retail mutual funds. As pooled funds are typically only accessible by institutional investors, the NAV is not readily observable by non-institutional investors. Equity securities held through units in pooled funds are monitored as to issuer and industry. As of December 31, 2011, there were no significant concentrations of equity or debt securities in any single issuer or industry.

Other

Weighted-average assumptions used to determine benefit obligations as of December 31, 2011 include a discount rate of 4.2 percent, based on the Citigroup Pension Yield Curve.

December 31, 2011
Projected benefit obligation	$420,885
Accumulated benefit obligation	$420,885
Fair value of plan assets	$274,905

The table below sets forth the Company’s expected future benefit payments as of December 31, 2011:

Payment year	Expected Benefit Payments
2012	$19,275
2013	$19,713
2014	$20,211
2015	$20,735
2016	$21,253
Thereafter	$116,670

PAGE 56	A. H. Belo Corporation 2011 Annual Report on Form 10-K

The Company will fund the A. H. Belo Pension Plans to meet or exceed statutory requirements and currently expects to make approximately $24,200 of required contributions to these plans in 2012. Additionally, the Company announced on March 9, 2012, it will provide a discretionary contribution of $10,000 to the A. H. Belo Pension Plans, which the Company intends to make by the end of the third quarter of 2012.

Other defined benefit plans – A. H. Belo also sponsors post-retirement benefit plans which provide health and life insurance benefits for certain retired employees. These plans were frozen subsequent to the Distribution and no future benefits accrue. The Company recorded a liability of $2,140 and $2,286 related to these plans as of December 31, 2011 and 2010, respectively. Actuarial gains of $31 and $78 were recorded to other comprehensive income (loss) in 2011 and 2010, respectively, resulting in a balance of $1,950 in accumulated comprehensive losses as of December 31, 2011. The Company amortizes these gains over the remaining weighted average life of the participants, estimated at 12 years. The (benefit) or expense for interest costs and amounts amortized to earnings in 2011, 2010 and 2009 was $(615), $(571), and $217, respectively.

Defined Contribution Plans.    The A. H. Belo Savings Plan, a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation, as provided by the plan and the Internal Revenue Code. The maximum pretax contribution an employee can make is 100 percent of his or her annual eligible compensation (less required withholdings and deductions) up to statutory limits. Employees participate in the defined contribution plan under the Star Plan (for employees who did not elect to continue participation in the GBD Pension Plan when it was frozen to new participants in 2000, for employees other than members of the Providence Newspaper Guild, and in 2004, for members of the Providence Newspaper Guild) or under the Classic Plan (for employees who elected to continue participation in the GBD Pension Plan). On January 1, 2009, the Company suspended contributions to the Star Plan and on April 1, 2009 suspended discretionary contributions to the Classic Plan. In 2011, the Company resumed matching employee 401(k) contributions during the first and second quarters at 1.5 percent of eligible base salary. The Company will provide an ongoing dollar-for-dollar match up to 1.5 percent of each eligible participant's contribution on a per-pay-period basis effective January 1, 2012 for the full year 2012. The Company recorded $840, $0 and $1,640 in 2011, 2010 and 2009, respectively, for contributions on behalf of employees to defined contribution plans.

The Company provides transition benefits to A. H. Belo employees affected by the curtailment of the GBD Pension Plan in 2007, including supplemental contributions for a period of up to five years to the A. H. Belo Pension Transition Supplement Plan, a defined contribution plan established by the Company. Concurrent with the date that Belo made its contribution to its pension transition supplement defined contribution plan for the 2007 plan year, Belo caused the vested and non-vested account balances of A. H. Belo employees and former employees to be transferred to the A. H. Belo Pension Transition Supplement Plan. At that time, A. H. Belo assumed sole responsibility for all liabilities for plan benefits of Belo’s Pension Transition Supplement Plan with respect to A. H. Belo’s employees and former employees. A. H. Belo reimbursed Belo for the aggregate contribution made by Belo to its pension transition supplement defined contribution plan for the 2007 plan year for the accounts of A. H. Belo employees and former employees. The Company accrued supplemental pension transition contributions totaling $4,508, $5,318 and $0, in 2011, 2010, and 2009, respectively, for these plans.

Note 9: Long-term Debt

The Company operates with a $25,000 credit agreement (the “Credit Agreement”), The Credit Agreement is subject to a borrowing base comprised of eligible accounts receivable and inventory, which determines the available borrowing capacity. On May 2, 2011, the Company entered into the Fifth Amendment to its Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. and Capital One, N.A. (the “Fifth Amendment”). Among other matters, the Fifth Amendment to the Credit Agreement extends the maturity date of the credit facility from September 30, 2012 to September 30, 2014, allows the Company to pay annual cash dividends (subject to the fixed charge coverage ratio and $12,500 of borrowing availability if borrowings are outstanding), and removes the restrictions on capital expenditures. In addition, under the Fifth Amendment, if borrowing availability falls below $7,500, a fixed charge coverage ratio covenant of 1:1 will apply. As long as no borrowings are outstanding under the revolving credit facility, the Fifth Amendment permits the Company to pay non-required pension contributions, declare special dividends, and buy back shares of the Company’s common stock. The

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 57

Fifth Amendment also makes other amendments to the Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 relating to cash management procedures for the Company’s deposit accounts.

At December 31, 2011 and December 31, 2010, the Company had eligible collateral to secure the Credit Agreement of $38,680 and $40,471, respectively, resulting in a borrowing base of $25,000 for both periods. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $19,970 and $19,976 of borrowing capacity available under the Credit Agreement as of December 31, 2011 and December 31, 2010, respectively. The Company had no borrowings under the revolving credit facility during 2010 or 2011. Commitment fees are paid at 0.5 percent on the unused credit facility and 2.5 percent on outstanding letters of credit.

Note 10: Fair Value Measurements

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

Level I — Unadjusted quoted prices in active markets accessible at the reporting date for identical assets and liabilities.

Level II — Quoted prices for similar assets or liabilities in active markets. Quoted prices for identical or similar assets and liabilities in markets that are not considered active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level III — Prices or valuations that require inputs that are significant to the valuation and are unobservable.

The table below set forth the assets by major category that were measured at fair value on a nonrecurring basis during the period, as required by ASC No. 820, Fair Value Measurements:

		Fair Value Measurements Using
Description	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level (II)	Significant Unobservable Inputs (Level III)	Total Losses
December 31, 2011
Property, plant and equipment	$26,444	$–	$26,444	$–	$(6,500)
Assets held for sale	2,396	–	2,396	–	(700)
December 31, 2010
Investments	–	–	–	–	(2,448)
December 31, 2009
Assets held for sale	5,268	–	5,268	–	(20,000)
Goodwill	–	–	–	–	(80,940)

In the fourth quarter of 2011, the Company realigned certain asset groupings used for purposes of evaluating long-lived assets for impairment to more closely correspond with the Company’s operating strategies. Certain real estate properties in California are no longer grouped with the production assets of The Press-Enterprise as a result of new strategies that would better optimize the return on these assets. As a result of the economic decline in the California real estate markets and evaluating this asset grouping separately from the production assets of The Press-Enterprise, the estimated recovery values on these real estate assets was less than the recorded carrying value. Accordingly, the Company has recorded an impairment charge of $6,500 to record these assets at their fair value. In the first quarter of 2011, the Company acquired the personal residence of a Company officer pursuant to a retention and relocation agreement. As of December 31, 2011, the residence was recorded at an estimated fair value of $2,396, based on a purchase price of $3,096, net of anticipated holding and selling costs of $700. The estimated holding and selling costs were included in earnings for the twelve months ended December 31, 2011. In 2010, the Company impaired the carrying value of its investment in Sawbuck Realty Inc., an investment accounted

PAGE 58	A. H. Belo Corporation 2011 Annual Report on Form 10-K

for under the cost method, as the Company did not anticipate any recovery of this investment as described in Note 5 – Investments. The Company also closed its collating facility in southern Dallas and consolidated operations for The Dallas Morning News at its production plant in Plano, Texas. The Company began marketing the collating facility in the third quarter of 2009 and with the assistance of a third party appraiser, estimated the market value of the collating facility based on market information for comparable properties in the Dallas-Fort Worth area. The estimated market value was compared to carrying value and, as a result, the Company recorded $20,000 of impairment expense to align the carrying value with estimated market value, less selling costs. See Note 3 – Assets Held for Sale. In 2009, the Company fully impaired the goodwill associated with its operations at The Providence Journal as described in Note 4 – Goodwill and Intangible Assets.

Note 11: Income Taxes

The table below sets forth income tax expense (benefit) for 2011, 2010 and 2009:

	0000000	0000000	0000000

	2011	2010	2009

Current
Federal	$2,961	$–	$–
State	1,432	817	1,531

Total current	4,393	817	1,531

Deferred
Federal	313	(41,882)	(19,076)
State	526	(5,997)	1,665

Total deferred	839	(47,879)	(17,411)

Valuation allowance	(221)	39,487	3,405

Total income tax expense (benefit)	$5,011	$(7,575)	$(12,475)

The table below sets forth income tax expense (benefit) for 2011, 2010, and 2009 computed by applying the applicable United States federal income tax rate and is reconciled to the tax expense (benefit) computed at the effective income tax rate:

	0000000	0000000	0000000

	2011	2010	2009

Computed expected income tax benefit	$(2,073)	$(46,134)	$(42,130)
State income tax (net of federal benefit)	1,668	(3,367)	863
Federal and state provision to return	–	1,704	(1,712)
2006 - 2008 Belo IRS audit adjustment	2,961	–	–
2009 Net operating loss carry back - Belo Corp.	–	414	–
Impairment	–	–	25,584
Valuation allowance	(221)	39,487	3,405
Compensation limitation	618	–	–
Belo Investment, LLC asset distribution	2,033	–	–
Other	25	321	1,515

Income tax expense (benefit)	$5,011	$(7,575)	$(12,475)

Effective income tax rate	(84.6)%	(5.7)%	(10.4)%

As of December 31, 2011, the Company has cumulative federal and state taxable net operating losses of $17,062 and $3,198, respectively. These net operating losses can be carried forward to offset future taxable income. These losses will begin to expire in the year 2016 if not utilized.

Pursuant to the Tax Matters Agreement between Belo and the Company, the Company incurred a one-time charge of $2,961 related to a pre-Distribution Internal Revenue Service (the “IRS”) audit adjustment in 2011. Additionally, in 2010 and 2009,

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 59

Belo agreed to carry back certain taxable net operating losses of the Company against previous years’ taxable income, resulting in net refunds to the Company. In 2010, the carryback resulted in a $4,732 refund that was received in 2010, of which $1,183 was retained by Belo and recorded as other expense. In 2009, the taxable net operating loss carryback resulted in an $11,978 tax refund. As discussed in Note 8 – Pension and Other Retirement Plans, this refund was held by Belo on the Company’s behalf and applied towards the Company’s obligations to reimburse Belo for a portion of its contributions to the GBD Pension Plan. The realization of the net operating loss carrybacks resulted in reductions to the respective year’s valuation allowance.

The table below sets forth the significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 and 2010:

	2011	2010

Deferred tax assets
Deferred compensation and benefits	$4,889	$5,777
Expenses deductible for tax purposes in a year different from the year accrued	3,672	4,607
Pension	28,025	49,622
Net operating loss	19,647	1,995
Accumulated other comprehensive loss	22,843	127
Other	3,577	4,205

Total deferred tax assets	82,653	66,333

Valuation allowance for deferred tax assets	(64,996)	(43,019)

Deferred tax assets, net	17,657	23,314

Deferred tax liabilities
Tax amortization in excess of book amortization	7,928	9,951
Tax depreciation in excess of book depreciation	4,759	7,731
State taxes	2,138	2,111

Total deferred tax liabilities	14,825	19,793

Net deferred tax assets	$2,832	$3,521

Deferred taxes are classified as current and long-term deferred assets or liabilities based on the classification of the related assets or liabilities in the Company’s consolidated financial statements as of December 31, 2011 and 2010.

The Company recorded deferred tax assets of $82,653 and $66,333, reflecting the future benefit related to its temporary differences and net operating losses as of December 31, 2011 and 2010. Applicable accounting guidance places a threshold for recognition of deferred tax assets based on whether it is more likely than not that these assets will be realized. In making this determination, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income and taxable income in prior carryback years. Based on the criteria established in the accounting guidance, the Company recorded a valuation allowance against the deferred tax assets in certain jurisdictions of $64,996 and $43,019 as of December 31, 2011 and 2010, respectively. The 2011 allowance resulted in a charge to the tax provision of $(221) and a charge to other comprehensive income (loss) of $22,716. The 2010 allowance resulted in a charge to the tax provision of $39,487 and a charge to other comprehensive income (loss) of $127.

As a result of certain realization requirements of ASC 718 – Stock Compensation, the deferred tax assets and deferred tax liabilities shown above do not include certain deferred tax assets as of December 31, 2011 and 2010 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of December 31, 2011, additional paid in capital would be increased by $605 if such deferred tax assets were ultimately realized in accordance with the applicable tax law.

The Company’s tax returns for the 2009 and 2008 tax years are currently under examination by the IRS. The Company does not expect that the results of this examination will have a material effect on our financial condition or results of operations.

PAGE 60	A. H. Belo Corporation 2011 Annual Report on Form 10-K

On January 1, 2007, the Company adopted ASC 740-10 – Income Taxes related to uncertainty in income tax positions. This accounting guidance clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of this new accounting guidance, the Company analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for all open tax years. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and state income tax returns in three states. The Company’s federal income tax returns for the years subsequent to December 31, 2007 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions where the Company operates remain subject to examination for various periods subsequent to December 31, 2002.

In 2010, the Company identified a tax benefit that did not meet the more likely than not criteria as stipulated in the accounting guidance that the position would be sustainable. As a result, the Company recorded a reserve for this item in other liabilities at December 31, 2011, for the portion of the tax benefit that was not greater than 50 percent likely to be realized upon settlement with a taxing authority. The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit:

	2011	2010

Balance at January 1	$342	$351
Reductions for tax positions of prior years	(9)	(9)

Balance at December 31	$333	$342

In addition to the uncertain tax positions, the Company has accrued interest of $55 and $9 in 2011 and 2010, respectively.

Note 12: Commitments

As of December 31, 2011, the Company had contractual obligations for leases and capital expenditures that primarily relate to newspaper production equipment. The table below sets forth the summarized commitments of the Company as of December 31, 2011:

Nature of Commitment	Total	2012	2013	2014	2015	2016	Thereafter

Non-cancelable operating leases	$7,160	$2,754	$1,915	$1,494	$638	$154	$205
Capital expenditures and licenses	3,416	2,477	939	–	–	–	–

Total	$10,576	$5,231	$2,854	$1,494	$638	$154	$205

Total lease expense for property and equipment was $4,265, $5,395 and $6,912 in 2011, 2010 and 2009, respectively. In addition to the above commitments, as part of the exchange of interests with Belo Investment, the Company has recorded a liability of $800 for estimated capital improvements required to the properties retained by Belo Investment. This liability is expected to be funded in 2012.

The Company will fund the A. H. Belo Pension Plans to meet or exceed statutory requirements and currently expects to contribute required contributions of approximately $24,200 and a voluntary contribution of $10,000 to these plans in 2012.

Note 13: Contingencies

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. Plaintiffs moved for reconsideration, which motion was denied by the United States Magistrate. On July 15, 2011, the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. The Company believes the lawsuit is without merit and is vigorously defending against it.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 61

In addition to the proceeding described above, a number of other legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity, or financial condition.

Note 14: Dividends

The table below sets forth dividends declared during 2011 on outstanding Series A and Series B common stock and to holders of outstanding RSU awards:

Declaration Date	Payment Date	Dividend Per Share	Dividend Payment
May 2, 2011	June 3, 2011	$0.06	$1,351
July 26, 2011	September 9, 2011	$0.06	$1,353
October 27, 2011	December 2, 2011	$0.06	$1,354
November 16, 2011	March 2, 2012	$0.06	$1,357

Note 15: Termination Costs

During 2011, the Company committed to a plan to reduce staffing levels in order to align operating expenses with the Company’s strategies. The reduction-in-force affected approximately 250 positions, resulting in termination costs of approximately $3,052. At December 31, 2011, approximately $492 of these costs remain to be paid and are recorded in other accrued liabilities. During 2009, the Company completed a reduction-in-force, affecting approximately 597 employees and resulting in costs of $4,242, which were paid in 2009.

Note 16: Related Party Transactions

In connection with the Distribution, the Company entered into various agreements under which the Company and Belo will furnish services to each other. Payments made or other consideration provided in connection with all continuing transactions between the Company and Belo are on an arm’s-length basis. During 2011, 2010 and 2009, the Company provided $1,546, $4,332 and $16,339, respectively, in information technology and Web-related services to Belo and Belo provided $2,025, $1,470 and $1,493, respectively, in legal, payroll and account payable services to the Company. As a result of these transactions and amounts due from Belo resulting from the carryback of taxable losses against Belo’s taxable income from prior years, as described in Note 11 – Income Taxes, A. H. Belo had a payable to Belo of $125 at December 31, 2011 and a receivable from Belo of $3,531 as of December 31, 2010.

Note 17: Subsequent Events

On March 8, 2012, the Company declared a dividend of $0.06 per share on outstanding Series A and Series B common stock and to holders of outstanding RSU awards, to be paid on June 1, 2012 to shareholders of record on May 11, 2012.

In the first quarter of 2012, the Company announced it will provide a discretionary contribution of $10,000 to the A. H. Belo Pension Plans, which the Company intends to make by the end of the third quarter of 2012.

The Board of Directors of the Company approved, on March 8, 2012, an increase in the number of shares of Series A and B common stock authorized under A. H. Belo’s long-term incentive plans of 8,000,000 shares.

PAGE 62	A. H. Belo Corporation 2011 Annual Report on Form 10-K

Note 18: Quarterly Results of Operations (unaudited)

The table below sets forth a summary of the unaudited quarterly results of operations for 2011 and 2010:

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Operating Revenues
Advertising	$67,936	$69,869	$65,229	$79,587
Circulation	35,052	34,899	34,749	35,192
Printing and distribution	9,187	9,718	10,012	10,073

Total net operating revenues	112,175	114,486	109,990	124,852
Operating Costs and Expenses
Salaries, wages and employee benefits	50,495	48,099	44,958	44,186
Other production, distribution and operating costs	45,652	43,228	41,996	44,066
Newsprint, ink and other supplies	14,502	15,071	14,618	15,890
Depreciation	7,583	8,256	7,386	7,202
Amortization	1,310	1,310	1,310	1,309
Asset impairments	–	–	–	6,500
Pension plan withdrawal	–	1,988	–	–

Total operating costs and expenses	119,542	117,952	110,268	119,153

Income/(loss) from operations	(7,367)	(3,466)	(278)	5,699
Other (Expense) and Income
Interest expense	(207)	(172)	(132)	(158)
Other income (expense), net	1,267	446	764	(2,318)

Total other (expense) and income	1,060	274	632	(2,476)

Income/(loss) before income taxes	(6,307)	(3,192)	354	3,223
Income tax (benefit) expense	420	3,630	489	472

Net (loss) income	$(6,727)	$(6,822)	$(135)	$2,751

Net (loss) income per share (1)
Basic	$(0.31)	$(0.32)	$(0.01)	$0.12
Diluted	$(0.31)	$(0.32)	$(0.01)	$0.12

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net Operating Revenues
Advertising	$72,186	$77,004	$74,388	$86,731
Circulation	35,586	35,456	34,927	35,122
Printing and distribution	7,986	9,110	9,817	8,995

Total net operating revenues	115,758	121,570	119,132	130,848
Operating Costs and Expenses
Salaries, wages and employee benefits	56,254	56,817	49,322	50,605
Other production, distribution and operating costs	46,030	47,034	43,280	46,673
Newsprint, ink and other supplies	11,222	12,492	13,280	18,478
Depreciation	9,164	8,441	7,496	7,801
Amortization	1,310	1,310	1,310	1,308
Asset impairments	–	–	857	2,547
Pension plan withdrawal	–	–	–	132,346

Total operating costs and expenses	123,980	126,094	115,545	259,758

Income/(loss) from operations	(8,222)	(4,524)	3,587	(128,910)
Other (Expense) and Income
Interest expense	(203)	(203)	(199)	(203)
Other income (expense), net	25	5,967	1,805	(730)

Total other (expense) and income	(178)	5,764	1,606	(933)

Income/(loss) before income taxes	(8,400)	1,240	5,193	(129,843)
Income tax (benefit) expense	728	1,411	621	(10,335)

Net (loss) income	$(9,128)	$(171)	$4,572	$(119,508)

Net (loss) income per share (1)
Basic	$(0.44)	$(0.01)	$0.21	$(5.65)
Diluted	$(0.44)	$(0.01)	$0.20	$(5.65)

(1)

Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

A. H. Belo Corporation 2011 Annual Report on Form 10-K	PAGE 63