Form 10-Q
period 2012-03-31
A. H. Belo CORP
filed 2012-04-30
CIK 1413898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: March 31, 2012

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2012
Common Stock, $.01 par value	21,842,529*

*	Consisting of 19,440,808 shares of Series A Common Stock and 2,401,721 shares of Series B Common Stock.

A. H. BELO CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	December 31, 2011	December 31, 2011
	Three Months Ended March 31,
In thousands, except per share amounts (unaudited)	2012	2011
Net Operating Revenues
Advertising	$60,077	$67,936
Circulation	34,655	35,052
Printing and distribution	10,102	9,187

Total net operating revenues	104,834	112,175
Operating Costs and Expenses
Salaries, wages and employee benefits	46,005	50,495
Other production, distribution and operating costs	40,696	45,652
Newsprint, ink and other supplies	13,972	14,502
Depreciation	7,113	7,583
Amortization	1,310	1,310

Total operating costs and expenses	109,096	119,542

Loss from operations	(4,262)	(7,367)
Other (Expense) Income, Net
Interest expense	(136)	(207)
Other (expense) income, net	907	1,267

Total other (expense) income, net	771	1,060

Loss before income taxes	(3,491)	(6,307)
Income tax expense	402	420

Net loss	$(3,893)	$(6,727)

Net loss per share:
Basic and diluted	$(0.18)	$(0.31)
Weighted average shares outstanding:
Basic and diluted	21,688	21,383

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	December 31, 2011	December 31, 2011
	Three Months Ended March 31,
In thousands (unaudited)	2012	2011
Net loss	$(3,893)	$(6,727)
Other comprehensive loss, net of tax
Amortization of actuarial gains/losses of defined benefit pension plans	175	-
Amortization of curtailment and other gains/losses of other post-retirement benefit plans	(165)	(154)

Other comprehensive income (loss)	10	(154)

Total comprehensive loss	$(3,883)	$(6,881)

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2011	December 31, 2011
In thousands, except share amounts (unaudited)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$55,701	$57,440
Accounts receivable (net of allowance of $2,799 and $2,921 at March 31, 2012 and December 31, 2011, respectively)	37,377	50,533
Inventories	11,267	9,918
Deferred income taxes, net	1,379	1,380
Assets held for sale	2,396	2,396
Prepaids and other current assets	9,253	6,531

Total current assets	117,373	128,198
Property, plant and equipment at cost:
Land	36,588	36,602
Buildings and improvements	192,814	192,810
Publishing equipment	277,154	276,792
Other	132,438	131,874
Construction in process	2,405	2,005

Total property, plant and equipment	641,399	640,083
Less accumulated depreciation	(483,362)	(476,665)

Property, plant and equipment, net	158,037	163,418

Intangible assets, net	15,640	16,950
Goodwill	24,582	24,582
Investments	6,463	6,112
Deferred income taxes, net	1,417	1,452
Other assets	3,406	4,376

Total assets	$326,918	$345,088

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	December 31, 2011	December 31, 2011
In thousands, except share amounts (unaudited)	March 31, 2012	December 31, 2011
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,687	$18,062
Accrued compensation and benefits	15,264	18,007
Other accrued expenses	10,369	12,160
Advance subscription payments	24,181	22,491

Total current liabilities	63,501	70,720

Long-term pension liabilities	140,270	145,980
Other post-employment benefits	3,104	3,115
Other liabilities	2,935	3,794

Commitments and contingent liabilities

Shareholders’ equity:

Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 19,440,608 and 19,182,236 shares at March 31, 2012 and December 31, 2011, respectively	194	192
Series B: issued 2,401,921 and 2,398,017 shares at March 31, 2012 and December 31, 2011, respectively	24	24
Additional paid-in capital	494,640	493,773
Accumulated other comprehensive loss	(63,059)	(63,069)
Accumulated deficit	(314,691)	(309,441)

Total shareholders’ equity	117,108	121,479

Total liabilities and shareholders’ equity	$326,918	$345,088

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

In thousands, except share amounts (unaudited)
					Accumulated Other Comprehensive Income/(Loss)
	Common Stock			Additional Paid-in Capital
	Shares Series A	Shares Series B				Accumulated Deficit
			Amount				Total
Balance at December 31, 2010	18,896,876	2,392,074	$212	$491,542	$2,569	$(294,450)	$199,873
Net loss	-	-	-	-	-	(6,727)	(6,727)
Other comprehensive loss	-	-	-	-	(154)	-	(154)
Issuance of shares for restricted stock units	220,661	-	3	(3)	-	-	-
Income tax on stock option activity	-	-	-	(1)	-	-	(1)
Share-based compensation	-	-	-	1,055	-	-	1,055
Conversion of Series B to Series A shares	539	(539)	-	-	-	-	-

Balance at March 31, 2011	19,118,076	2,391,535	$215	$492,593	$2,415	$(301,177)	$194,046

Balance at December 31, 2011	19,182,236	2,398,017	$216	$493,773	$(63,069)	$(309,441)	$121,479
Net loss	-	-	-	-	-	(3,893)	(3,893)
Other comprehensive income	-	-	-	-	10	-	10
Issuance of shares for restricted stock units	199,850	-	2	(2)	-	-	-
Issuance of shares from stock option exercises	57,926	4,500	-	104	-	-	104
Income tax on stock option activity	-	-	-	17	-	-	17
Share-based compensation	-	-	-	748	-	-	748
Conversion of Series B to Series A shares	596	(596)	-	-	-	-	-
Dividends	-	-	-	-	-	(1,357)	(1,357)

Balance at March 31, 2012	19,440,608	2,401,921	$218	$494,640	$(63,059)	$(314,691)	$117,108

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	000000000	000000000
	Three Months Ended March 31,
In thousands (unaudited)	2012	2011
Operating Activities
Net loss	$(3,893)	$(6,727)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	8,423	8,893
Provision for uncertain tax positions	13	-
Gain on disposal of fixed assets	(492)	-
Earnings on equity method investments	(351)	(279)
Gain on recovery of investment	-	(729)
Deferred income taxes	53	15
Other comprehensive income (loss)	10	(154)
Share-based compensation	748	1,055
Other non-cash items	-	18
Assets acquired and held for sale	-	(2,696)
Net changes in operating assets and liabilities:
Accounts receivable	13,156	14,761
Funds held by Belo Corp. for future pension contributions	-	3,410
Inventories	(1,349)	(2,392)
Prepaids and other current assets	(2,722)	(2,924)
Other, net	970	741
Accounts payable	(4,375)	(11,163)
Accrued compensation and benefits	(3,615)	1,297
Pension liabilities	(5,710)	(38,233)
Other accrued expenses	(1,791)	(220)
Advance subscription payments	1,690	1,711
Other post-employment benefits	(11)	(297)

Net cash provided by (used in) operations	754	(33,913)
Investing Activities
Capital expenditures, net	(1,777)	(1,528)
Proceeds on the recovery of an impaired investment	-	729
Proceeds from sale of fixed assets	537	-
Other, net	-	(13)

Net cash used in investing activities	(1,240)	(812)
Financing Activities
Dividends paid	(1,357)	-
Proceeds from exercise of stock options	104	-

Net cash used in financing activities	(1,253)	-

Net decrease in cash and cash equivalents	(1,739)	(34,725)
Cash and cash equivalents at beginning of period	57,440	86,291

Cash and cash equivalents at end of period	$55,701	$51,566

Supplemental Disclosures:
Interest paid	$54	$72

Income tax paid, net of refunds	$64	$4,165

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Description of Business. A. H. Belo Corporation (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four metropolitan daily newspapers and several associated websites, with publishing roots that trace to The Galveston Daily News, which began publication in 1842. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; The Press-Enterprise (www.pe.com) (Riverside, California), serving the Inland Southern California region and winner of one Pulitzer Prize; and The Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas. The Company publishes various niche publications targeting specific audiences, and its investments and/or partnerships include Classified Ventures, LLC, owner of cars.com, and the Yahoo! Inc. (“Yahoo!”) Newspaper Consortium. A. H. Belo also owns and operates commercial printing, distribution and direct mail service businesses. In February 2008, the Company’s former parent, Belo Corp. (“Belo”), separated its publishing operations in a spin-off transaction (the “Distribution”) and A. H. Belo became an independent registrant listed on the New York Stock Exchange (trading symbol: AHC). Unless the context requires otherwise, all dollar amounts in this Quarterly Report on Form 10-Q are in thousands, except per share amounts.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of A. H. Belo and its subsidiaries have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Transactions between the companies comprising A. H. Belo have been eliminated in the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that according to the applicable accounting guidance all of its operating segments meet the criteria to be aggregated into one reporting segment.

In the first quarter of 2011, the Company implemented Accounting Standards Update (“ASU”) No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires greater prominence in presenting comprehensive income in the consolidated financial statements. Accordingly, the condensed consolidated financial statements now include condensed consolidated statements of comprehensive loss for all periods presented and the condensed consolidated statements of shareholders’ equity no longer present the components of this balance.

In September 2011, the Financial Accounting Standards Board issued ASU No. 2011-08 – Intangibles – Goodwill and Other (Topic 350); Testing Goodwill for Impairment. The purpose of this amendment is to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Unless conditions warrant an interim evaluation of goodwill, the Company performs its annual impairment test each December 31. The adoption of this amendment is not anticipated to have a material impact on the Company’s financial condition, results of operations or its liquidity.

Note 2: Goodwill and Intangible Assets

The Company has recorded intangible assets consisting of goodwill and subscriber lists from its previous acquisitions. The carrying value of goodwill was $24,582, net of cumulative impairment losses of $439,509, as of March 31, 2012 and December 31, 2011. The remaining goodwill is recorded at The Dallas Morning News reporting unit. The table below sets forth the Company’s identifiable intangible assets, consisting of subscriber lists which are amortized over an 18 year period:

	Total Subscriber Lists	The Dallas Morning News	The Providence Journal	The Press- Enterprise
Gross balance at December 31, 2011	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(97,874)	(22,896)	(64,853)	(10,125)

Net balance at December 31, 2011	$16,950	$-	$13,845	$3,105

Gross balance at March 31, 2012	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(99,184)	(22,896)	(65,946)	(10,342)

Net balance at March 31, 2012	$15,640	$-	$12,752	$2,888

Note 3: Investments

The Company owns investment interests in various entities and records these interests under the equity method or cost method of accounting. Under the equity method, the Company records its share of the investee’s earnings or losses each period in other (expense) income, net, in the condensed consolidated statements of operations, and under the cost method, the Company records earnings or losses when the amounts are realized. During the three months ended March 31, 2012 and 2011, the Company recorded $351 and $279, respectively, of earnings from equity investments. The table below sets forth the Company’s investments as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Equity method investments	$5,381	$5,030
Cost method investments	1,082	1,082

Total investments	$6,463	$6,112

Investments accounted for under the equity method include the following:

—

Classified Ventures, LLC (“Classified Ventures”) - A. H. Belo Corporation and Belo jointly own 6.6 percent of Classified Ventures. The other owners include Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The two principal online businesses Classified Ventures operates are cars.com and apartments.com.

—

ShopCo Holdings, LLC (“ShopCo”) - The Company owns a 12.5 percent interest in ShopCo. ShopCo owns FindnSave.com, a digital shopping platform where consumers can find national and local retail goods and services for sale. This platform uses the power of local media participation with advanced search and database technology to allow a consumer to view online sales circulars and local advertised offers or search for an item and receive a list of local advertisers and the price and terms offered for the searched item.

Note 4: Share-Based Compensation

On February 8, 2008, A. H. Belo established a long-term incentive plan under which eight million common shares were authorized for equity awards. On the Distribution date, awards under the plan were issued to holders of Belo stock options and restricted stock units (“RSUs”) in connection with the Distribution. Subsequent awards are granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units or stock appreciation rights. The Company considers these awards in the calculation of its basic and diluted earnings per share. Anti-dilutive share-based awards excluded from the calculation of earnings per share consisted of 2,187,957 and 3,199,765 stock options and RSUs for the three months ended March 31, 2012 and 2011, respectively.

A. H. Belo Stock Option Activity

The table below sets forth a summary of stock option activity under the A. H. Belo long-term incentive plan for the three months ended March 31, 2012:

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2011	1,696,690	$16.99
Exercised	(62,426)	$1.72
Canceled	(13,570)	$21.74

Outstanding at March 31, 2012	1,620,694	$17.54

Vested and exercisable at March 31, 2012	1,620,694	$17.54

Vested and exercisable weighted average remaining contractual terms (in years)	3.5

A. H. Belo RSU Activity

Under A. H. Belo’s long-term incentive plan, the Board of Directors has awarded RSUs that vest over a period of one to three years. Upon vesting, the RSUs will be redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. A liability is recorded for the portion of the RSUs to be redeemed in cash and as of March 31, 2012, the liability for the cash portion of the redemption was $1,636. During the vesting period, holders of RSUs participate in A. H. Belo dividends declared by receiving payments for dividend equivalents. The RSUs do not have voting rights. The table below sets forth a summary of RSU activity under the A. H. Belo long-term incentive plan for the three months ended March 31, 2012:

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2011	1,002,230				$6.01
Granted	278,750				$5.00
Vested	(333,113)	199,850	133,263	$664	$6.86
Canceled	(2,424)				$6.19

Non-vested at March 31, 2012	945,443				$5.41

The table below sets forth compensation expense related to stock awards, which is recorded on a straight-line basis over the vesting period of the award, for the three months ended March 31, 2012 and 2011:

	A. H. Belo
	Equity Awards			Cash Awards	Belo Equity	Total
	Options	RSUs	Total	for RSUs	Awards	Expense
2012	$-	$748	$748	$742	$-	$1,490
2011	$58	$997	$1,055	$455	$72	$1,582

In the first quarter of 2011, all pre-Distribution options and RSUs issued by Belo Corp. to Company employees were fully vested and the Company no longer recognizes expense for these awards.

Note 5: Pension and Other Retirement Plans

The Company sponsors two defined benefit pension plans, A. H. Belo Pension Plans I and II (collectively the “A. H. Belo Pension Plans”). A. H. Belo Pension Plan I provides benefits to certain employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices and A. H. Belo Pension Plan II provides benefits to certain employees at The Providence Journal. These plans were established as a result of the Company’s withdrawal from The G. B. Dealey Retirement Pension Plan (the “GBD Pension Plan”), which was sponsored by Belo, on January 1, 2011. No additional benefits are accruing under the A. H. Belo Pension Plans, as future benefits were frozen prior to the plans’ establishment.

In the first quarter of 2011, the Company made a required contribution of $8,733 to the GBD Pension Plan, of which $3,410 was offset by amounts held by Belo for future pension plan contributions. Additionally, the Company made a voluntary contribution of $30,000 to the A. H. Belo Pension Plans. Required contributions of $5,435 were made to the A. H. Belo Pension Plans in the first quarter of 2012. In an effort to reduce the pension liability and related funding costs, the Company made a $10,000 voluntary contribution to the A. H. Belo Pension Plans during April 2012 along with required contributions of $8,037. The Company anticipates that required contributions for the remainder of 2012 will approximate $9,200.

The Company estimates net periodic pension expense based on the expected return on plan assets, the interest on projected pension obligations and the amortization of actuarial gains and losses in accumulated other comprehensive loss. The table below sets forth components of net periodic pension expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Interest cost	$4,325	$4,675
Estimated return on plan assets	(4,600)	(4,175)
Amortization of actuarial losses	175	-

Net periodic expense (benefit)	$(100)	$500

Other Defined Contribution Plans. In 2011, the Company resumed matching employee 401(k) contributions during the first and second quarters at 1.5 percent of eligible base salary. Effective January 1, 2012, the Company provides an ongoing dollar-for-dollar match up to 1.5 percent of each eligible participant's contribution on a per-pay-period basis. During the three months ended March 31, 2012 and 2011, the Company recorded expense of $357 and $421, respectively, for its matching contributions under this 401(k) plan.

The Company provides transition benefits to A. H. Belo employees affected by the curtailment of the GBD Pension Plan in 2007, consisting of supplemental contributions for a period of up to five years to the A. H. Belo Transition Supplement Plan, a defined contribution plan established by the Company. The Company anticipates contributions to this plan based on eligible earnings of participants through the first quarter of 2013. Contributions of $4,508 and $5,318 were made in the first quarters of 2012 and 2011, respectively, for the prior year’s eligible earnings of participants. Expense associated with the A. H. Belo Transition Supplement Plan was $1,136 and $1,185 for the three months ended March 31, 2012 and 2011, respectively.

Note 6: Long-term Debt

The Company operates with a credit agreement (“Credit Agreement”) that has a total commitment of $25,000. The Credit Agreement is subject to a borrowing base comprised of eligible accounts receivable and inventory, which determines the available borrowing capacity. If borrowing availability falls below $7,500, a fixed charge coverage ratio covenant of 1:1 will apply.

At March 31, 2012 and December 31, 2011, the Company had eligible collateral to secure borrowings under the Credit Agreement of $28,667 and $38,680 respectively, resulting in a borrowing base of $25,000 for both dates. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $21,207 and $19,970 of borrowing capacity available under the Credit Agreement as of March 31, 2012 and December 31, 2011, respectively. The Company had no borrowings under the Credit Agreement during 2011 or 2012.

Note 7: Contingencies

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

In addition to the proceeding described above, a number of other legal proceedings are pending against the Company. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the Company’s results of operations, liquidity, or financial condition.

Note 8: Fair Value Measurements

On March 3, 2011, the Company completed the purchase of the personal residence of a Company officer pursuant to a retention and relocation arrangement. The residence was initially recorded at an estimated fair value of $2,696, based on a purchase price of $3,096 and net of anticipated holding and selling costs of $400. The table below sets forth the assets and liabilities by major categories that are measured at fair value on a nonrecurring basis as required by Accounting Standards Codification No. 820, Fair Value Measurements.

		Fair Value Measurements Using
	Three Months Ended March 31, 2011	Quoted Price in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Gains (Losses)
Assets held for sale	$2,696	$-	$-	$2,696	$(400)

Subsequent to the first quarter of 2011, the Company reassessed the holding and selling costs of the residence and recorded an additional $300 of expense, resulting in a carrying value of $2,396 at March 31, 2012.

The three levels of inputs to valuation techniques in the hierarchy used to measure fair value are:

Level I – Unadjusted quoted prices in active markets accessible at the reporting date for identical assets and liabilities.

Level II – Quoted prices for similar assets or liabilities in active markets. Quoted prices for identical or similar assets and liabilities in markets that are not considered active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level III – Prices or valuations that require inputs which are significant to the valuation and are unobservable.

Note 9: Dividends

On March 2, 2012, the Company paid a dividend of $0.06 per share, or $1,357, to its shareholders of record and to holders of outstanding RSU awards at the close of business on February 10, 2012. On March 8, 2012, the Company declared a dividend of $0.06 per share payable June 1, 2012 to shareholders of record and to holders of outstanding RSU awards at the close of business on May 11, 2012. The Company did not declare or pay any dividends during the three months ended March 31, 2011.

Note 10: Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss contains actuarial gains and losses associated with the A. H. Belo Pension Plans and gains and losses resulting from negative plan amendments and other actuarial experience related to other post-employment benefit plans. The Company records amortization of accumulated other comprehensive loss in salaries, wages and employee benefits in the consolidated statements of operations. Gains and losses associated with the A. H. Belo Pension Plans are amortized over the weighted average remaining life expectancy of the participants, currently estimated to be 24 years. Gains and losses associated with the Company’s other post-employment benefit plans are amortized over periods ranging between from four to 12 years.

The table below sets forth the changes in accumulated other comprehensive loss as presented in the Company's condensed consolidated financial statements:

	Three Months Ended March 31,
	2012			2011
	Total	Defined Benefit Pension Plans	Other Post- Employment Benefit Plans	Total	Defined Benefit Pension Plans	Other Post- Employment Benefit Plans
Balance, beginning of period	$63,069	$65,019	$(1,950)	$(2,569)	$-	$(2,569)
Amortization	(10)	(175)	165	154	-	154

Balance, end of period	$63,059	$64,844	$(1,785)	$(2,415)	$-	$(2,415)

Note 11: Income Taxes

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

The Company recognized income tax expense of approximately $402 and $420 for the three months ended March 31, 2012 and 2011, respectively, representing effective income tax rates of (11.5) percent and (6.7) percent, respectively. The tax expense for 2012 and 2011 is primarily attributable to the Texas margin tax and changes in the valuation allowance on deferred taxes.

The Company evaluates uncertain tax positions and recognizes a liability for the tax benefit associated with an uncertain position only if it is more likely than not the position will not be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2012 and December 31, 2011, the Company recorded $331 and $333 in reserves and $70 and $55 in interest and penalties, respectively, for uncertain tax positions. The Company recognizes interest and penalties related to these reserves in interest expense.

The Company currently projects taxable losses for the year 2012 for federal income tax purposes and in certain state income tax jurisdictions. Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards begin to expire in the year 2016 if not utilized.

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

Overview

A. H. Belo, headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four metropolitan daily newspapers and several associated websites, with publishing roots that trace to The Galveston Daily News, which began publication in 1842. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; The Press-Enterprise (www.pe.com) (Riverside, California), serving the Inland Southern California region and winner of one Pulitzer Prize; and The Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas. The Company publishes various niche publications targeting specific audiences, and its investments and/or partnerships include Classified Ventures, LLC, owner of cars.com, and the Yahoo! Newspaper Consortium. A. H. Belo also owns and operates commercial printing, distribution and direct mail service businesses.

A. H. Belo intends for the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies, and estimates affect its financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

Overview of Significant Activity in the First Quarter of 2012

—

The Company’s revenues related to its core newspapers declined due to weaker advertising revenues, which decreased 11.6 percent for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. Operating expenses decreased 8.7 percent, reflecting lower expenses in all reported categories, except amortization.

—

On March 2, 2012, the Company paid a dividend of $0.06 per share, or $1,357, to its shareholders of record and to holders of outstanding RSU awards as of the close of business on February 10, 2012. On March 8, 2012, the Company declared a dividend of $0.06 per share payable June 1, 2012 to shareholders of record and to holders of outstanding RSU awards at the close of business on May 11, 2012.

—

The Dallas Morning News and its marketing solutions group, DMNmedia, reached an agreement with LocalEdge, Hearst Corporation's full service Internet marketing business, to resell LocalEdge's digital solutions to small and medium businesses under the name 508 Digital in the Dallas/Fort Worth area. These solutions include website development and maintenance, video, search engine marketing, search engine optimization, mobile advertising and email marketing. The Dallas Morning News will also offer advertising analytics and online reputation management services.

—	During January 2012, the Company made a required contribution of $5,435 to the A. H. Belo Pension Plans.

Results of Operations

	Three Months Ended March 31,
	2012	Percentage Change	2011
Net operating revenues	$104,834	(6.5)%	$112,175
Operating costs and expenses	109,096	(8.7)%	119,542
Other (expense) income, net	771	(27.3)%	1,060

Loss before income taxes	(3,491)	(44.7)%	(6,307)
Income tax expense	402	(4.3)%	420

Net loss	$(3,893)	(42.1)%	$(6,727)

Newspaper Revenues

The Dallas Morning News

The table below sets forth the components of The Dallas Morning News’ net operating revenues for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	Percent of Total Revenues	Percentage Change	2011	Percent of Total Revenues
Advertising	$39,203	58.4%	(12.2)%	$44,673	60.6%
Display	14,497		(18.8)%	17,860
Classified	6,729		(9.3)%	7,419
Preprints	13,112		(4.4)%	13,719
Digital	4,865		(14.3)%	5,675

Circulation	22,648	33.7%	(3.6)%	23,502	31.8%

Printing and distribution	5,329	7.9%	(5.5)%	5,642	7.6%

	$67,180	100.0%	(9.0)%	$73,817	100.0%

Display advertising revenues decreased as a result of declines in retail and general advertising. Approximately $1,076 of this decline is attributable to non-recurring advertisements associated with the Super Bowl game which was held in the Dallas area in 2011.

Classified advertising revenues decreased due to declines in automotive, employment, real estate and other categories.

Preprint advertising revenues decreased due to declines in newspaper inserts and were partially offset by increased preprint home delivery advertisements. The decline in preprint advertisements is consistent with the declines in circulation volumes for inserts.

Digital advertising revenues decreased and display advertising revenues increased by $563 in 2012 as the Company discontinued allocating revenue to a digital advertising platform. Digital advertising revenues also decreased by $420 as a result of non-recurring revenues associated with the Super Bowl game which was held in the Dallas area in 2011. These declines were offset by higher auto, real estate and employment classified advertising.

Advertising revenues from The Dallas Morning News niche publications were $5,098 and $5,320, for the three months ended March 31, 2012 and 2011, respectively. The decrease in 2012 is primarily due to Quick not being published after August 4, 2011. These revenues are a component of total display, classified, preprint and digital revenues of The Dallas Morning News discussed above.

Circulation revenues decreased due to declines in print home delivery and single copy sales. These declines were partially offset by a price increase related to digital online delivery. The Dallas Morning News continues to assess and adjust its digital consumer content strategy. As of March 2012, approximately 91,000 unique digital accounts have been activated. Retention rates among customers who have activated their digital accounts are at least 50 percent higher than non-activated accounts. During 2012, The Dallas Mornings News will continue to focus on building high-quality print and digital audiences by improving and expanding its digital product portfolio and completing new subscriber price elasticity studies.

Printing and distribution revenues decreased due to a decline in commercial printing volumes, as the Company focused on larger and more profitable customers.

The Providence Journal

The table below sets forth the components of The Providence Journal net operating revenues for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	Percent of Total Revenues	Percentage Change	2011	Percent of Total Revenues
Advertising	$11,226	49.5%	(9.6)%	$12,413	56.4%
Display	2,594		(12.8)%	2,973
Classified	4,320		(8.8)%	4,739
Preprints	2,808		(8.7)%	3,077
Digital	1,504		(7.4)%	1,624

Circulation	8,602	38.0%	5.7%	8,136	36.9%

Printing and distribution	2,843	12.5%	92.9%	1,474	6.7%

	$22,671	100.0%	2.9%	$22,023	100.0%

Display advertising revenues decreased as a result of declines in retail and general advertising.

Classified advertising revenues decreased due to declines in automotive partially offset by increases in other categories.

Preprint advertising revenues decreased due to declines in newspaper insert volumes and were partially offset by increased preprint home delivery revenue.

Digital advertising revenues decreased due to lower volumes in retail display advertising, partially offset by higher classified advertising.

Circulation revenues increased due to a change from a buy-sell arrangement with home delivery carriers to a fee-for-delivery arrangement. Under this new arrangement, higher revenues are recognized which are offset by higher distribution expenses.

Printing and distribution revenues increased due to The Providence Journal’s continued expansion of single copy distribution services for national and local newspapers. The Providence Journal has also increased its commercial printing services to existing customers and added a regional newspaper customer, contributing to the growth.

The Press-Enterprise

The table below sets forth the components of The Press-Enterprise net operating revenues for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	Percent of Total Revenues	Percentage Change	2011	Percent of Total Revenues
Advertising	$9,648	64.4%	(11.1)%	$10,850	66.4%
Display	2,326		(16.4)%	2,783
Classified	2,876		(12.2)%	3,275
Preprints	3,009		(8.6)%	3,293
Digital	1,437		(4.1)%	1,499

Circulation	3,405	22.7%	(0.3)%	3,414	20.9%

Printing and distribution	1,930	12.9%	(6.8)%	2,071	12.7%

	$14,983	100.0%	(8.3)%	$16,335	100.0%

Display advertising revenues decreased as a result of declines in retail and general advertising due to reduced volumes in national accounts.

Classified advertising revenues decreased due to declines in legal, automotive, employment and other categories.

Preprint advertising revenues decreased due to declines in newspaper insert and delivery advertisements.

Digital advertising revenues decreased primarily due to lower banner advertising and real estate classified advertisements, partially offset by higher automotive and employment classified advertisements.

Circulation revenues were flat compared to the same quarter last year.

Printing and distribution revenues decreased due to a discontinued contract from a significant commercial printing customer.

Operating Costs and Expenses

The table below sets forth the components of the Company’s operating costs and expenses for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
		Percentage
	2012	Change	2011
Salaries, wages and employee benefits	$46,005	(8.9)%	$50,495
Other production, distribution and operating costs	40,696	(10.9)%	45,652
Newsprint, ink and other supplies	13,972	(3.7)%	14,502
Depreciation	7,113	(6.2)%	7,583
Amortization	1,310	-	1,310

Total operating costs and expenses	$109,096	(8.7)%	$119,542

Salaries, wages and employee benefits decreased due to lower salaries, share-based compensation, and employee medical expense primarily resulting from lower employee headcount, and also due to reduced pension expense.

Other production, distribution and operating costs decreased due to continued cost control measures. These decreases include declines in outside services, including legal and consulting costs, lower promotional costs and lower information systems expense.

The change in newsprint, ink and other supplies is a function of prices paid and volumes consumed, primarily of newsprint. Newsprint consumption has decreased due to lower printed pages resulting in consumption of approximately 15,041 and 16,800 and metric tons in 2012 and 2011, respectively. Average cost per metric ton of newsprint in 2012 and 2011 was $634 and $641, respectively.

Depreciation expense decreased due to lower levels of depreciable assets.

Interest expense decreased due to lower fees on the Company’s credit facility.

Other (expense) income, net, decreased due to the receipt of $729 in the first quarter of 2011 related to the sale of an investment that had been previously written off. This decrease was partially offset by an increase in the revenue recorded from equity investments and gains on the disposal of assets.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization

In addition to the Company’s analysis of net income, the Company also evaluates earnings after adjusting for depreciation, amortization, interest and taxes (“EBITDA”) after adding back pension expense, non-cash impairment expense and net investment-related losses (“Adjusted EBITDA”). Adjusted EBITDA increased by 36.3 percent in 2012 as a result of lower operating expenses. The table below sets forth the Company’s EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2012	2011
Net loss	$(3,893)	$(6,727)
Depreciation and amortization	8,423	8,893
Interest expense	136	207
Income tax expense	402	420

EBITDA	5,068	2,793

Addback:
Pension expense	1,036	1,685

Adjusted EBITDA	$6,104	$4,478

Neither EBITDA nor Adjusted EBITDA is a measure of financial performance under GAAP. Management uses EBITDA, Adjusted EBITDA and similar measures in internal analyses as supplemental measures of the Company’s financial performance and to assist with performance comparisons against its peer group of companies and other decisions. EBITDA or similar measures are also common alternative measures of performance used by investors, financial analysts and rating agencies to evaluate financial performance. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP, and these non-GAAP measures may not be comparable to similarly-titled measures of other companies.

Liquidity and Capital Resources

The Company believes it has sufficient access to liquidity from several sources, such as operations, existing liquid assets and from unused borrowing capacity under its Credit Agreement, to meet its foreseeable liquidity needs. The table below sets forth the Company’s sources of liquidity:

Sources of Liquidity	March 31, 2012
Cash and cash equivalents	$55,701
Accounts receivable, net	37,377

$93,078

Unused borrowing capacity	$21,207

The Company operates with a $25,000 Credit Agreement, which expires in September 2014. The Credit Agreement serves as a working capital facility and is subject to a borrowing base and other covenants and restrictions, including maintenance of defined financial ratios, restrictions on capital expenditures and dividends, and limitations on indebtedness, liens, and asset sales. The borrowing base is calculated using eligible accounts receivable and inventory, as defined in the Credit Agreement. A decrease in the borrowing base could limit the Company’s borrowing capacity. At March 31, 2012 and December 31, 2011, the Company had eligible collateral to secure the Credit Agreement of $28,667 and $38,680, respectively, resulting in a borrowing base of $25,000 at both dates. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $21,207 and $19,970 of borrowing capacity available under the Credit Agreement as of March 31, 2012 and December 31, 2011, respectively. There were no borrowings outstanding under the Credit Agreement at any time during 2012 or 2011.

On March 2, 2012, the Company paid the dividend declared in the fourth quarter of 2011, and on March 8, 2012, the Company declared a dividend of $0.06 per share on outstanding Series A and Series B common stock and to holders of outstanding RSUs, to be paid on June 1, 2012 to shareholders of record on May 11, 2012.

Operating Cash Flows and Liquidity

Net cash flows from operations were $754 and $(33,913) in 2012, and 2011, respectively. The increase in cash flows from operations is due to the Company making a one-time $30,000 voluntary contribution to the A. H. Belo Pension Plans in 2011. Additionally, a final contribution of $8,711 was made to the GBD Pension Plan in 2011 to settle the Company’s obligations resulting from its withdrawal from this plan on January 1, 2011. Funding of this contribution was offset by $3,410 of amounts due from Belo for future pension payments. Required contributions to the A. H. Belo Pension Plans increased by $5,435 in the first quarter of 2012 as no contribution was required to the plans in the first quarter of 2011. Pension Transition Supplement Plan contributions decreased by $810 in the first quarter of 2012 as a result of lower eligible wages in the 2011 plan year due to headcount reductions.

Investing Cash Flows

Net cash flows from investing activities were $(1,240) and $(812) in 2012 and 2011, respectively. In 2012, the Company received proceeds of $537 primarily from the sale of fixed assets, and in 2011, the Company received $729 from the recovery of a previous impaired investment.

Financing Cash Flows

Net cash flows from financing activities were $(1,253) and $0 in 2012 and 2011, respectively. The decrease in cash flows from 2011 to 2012 is primarily due to dividend payments of $1,357 in 2012.

Contractual Obligations

During January 2012, the Company made a required contribution of $5,435 to the A. H. Belo Pension Plans. In an effort to reduce the pension liability and related funding costs, the Company made a $10,000 voluntary contribution to the A. H. Belo Pension Plans during April 2012 along with required contributions of $8,037. The Company anticipates that required contributions for the remainder of 2012 will approximate $9,200.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 12, 2012, with the Securities and Exchange Commission.

Critical Accounting and Policies and Estimates

No material changes have been made to our critical accounting policies as set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011.

Forward-Looking Statements

Statements in this communication concerning A. H. Belo Corporation’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, impairments, business initiatives, pension plan contributions and obligations, real estate sales, future financings, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; challenges in achieving expense reduction goals in a timely manner, and the resulting potential effect on operations; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; consumer acceptance of new products and business initiatives; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures and investments; returns and discount rates on pension plan assets; general economic conditions; significant armed conflict; and other factors beyond our control, as well as other risks described elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and in the Company’s other public disclosures, and filings with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Other than as disclosed, there have been no material changes in A. H. Belo Corporation’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

In addition to the proceeding described above, a number of other legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo Corporation’s results of operations, liquidity, or financial condition.

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Company’s 2011 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of the Company’s equity securities during the period covered by this report. In addition, there have been no Company purchases of securities during the period covered by this report.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by A. H. Belo Corporation with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit Number	Description
2.1	*

Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741) (the “February 12, 2008 Form 8-K”))

3.1	*

Amended and Restated Certificate of Incorporation of A. H. Belo Corporation (Exhibit 3.1 to Amendment No. 3 to A. H. Belo Corporation’s Form 10 dated January 18, 2008 (Securities and Exchange Commission File No. 001-33741) (the “Third Amendment to Form 10”))

3.2	*

Certificate of Designations of Series A Junior Participating Preferred Stock of A. H. Belo Corporation dated January 11, 2008 (Exhibit 3.2 to Post-Effective Amendment No. 1 to Form 10 dated January 31, 2008 (Securities and Exchange Commission File No. 001-33741))

3.3	*	Amended and Restated Bylaws of A. H. Belo Corporation, effective January 11, 2008 (Exhibit 3.3 to the Third Amendment to Form 10)
4.1	*	Certain rights of the holders of A. H. Belo Corporation’s Common Stock are set forth in Exhibits 3.1-3.3 above
4.2	*	Specimen Form of Certificate representing shares of A. H. Belo Corporation’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)
4.3	*	Specimen Form of Certificate representing shares of A. H. Belo Corporation’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)
4.4	*	Rights Agreement dated as of January 11, 2008 between A. H. Belo Corporation and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)
10.1		Financing agreements:
		(1)	*

Amended and Restated Credit Agreement dated as of January 30, 2009 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “February 2, 2009 Form 8-K”))

		(2)	*	Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 (Exhibit 10.2 to the February 2, 2009 Form 8-K)
		(a)	*

First Amendment to Amended and Restated Security Agreement dated as of May 2, 2011 (Exhibit 10.1(9) to A. H. Belo Corporation’s Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 (Securities and Exchange Commission File No. 001-33741))

		(3)	*

First Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2009 (Exhibit 10.1(5) to A. H. Belo Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2009 (Securities and Exchange Commission File No. 001-33741))

		(4)	*

Second Amendment to the Amended and Restated Credit Agreement dated as of December 3, 2009 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2009 (Securities and Exchange Commission File No. 001-33741))

		(5)	*

Fourth Amendment to the Amended and Restated Credit Agreement dated as of March 10, 2011 (Exhibit 10.1(8) to A. H. Belo Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

		(6)	*

Fifth Amendment to the Amended and Restated Credit Agreement and First Amendment to Amended and Restated Security Agreement dated as of May 2, 2011 (Exhibit 10.1(9) to A. H. Belo Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 (Securities and Exchange Commission File No. 001-33741))

		(7)	*

Third Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2010 (Exhibit 10.1(7) to A. H. Belo Corporation’s Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010 (Securities and Exchange Commission File No. 001-33741))

10.2		Compensatory plans and arrangements:
	~	(1)	*	A.H. Belo Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8-K)
			*	(a)

First Amendment to the A. H. Belo Savings Plan dated September 23, 2008 (Exhibit 10(2)(1)(a) to A. H. Belo Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 (Securities and Exchange Commission File No. 001-33741))

			*	(b)

Second Amendment to the A. H. Belo Savings Plan effective March 27, 2009 (Exhibit 10.1 to A.  H. Belo Corporation’s Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “April 2, 2009 Form 8-K”))

			*	(c) Third Amendment to the A. H. Belo Savings Plan effective March 31, 2009 (Exhibit 10.2 to the April 2, 2009 Form 8-K)
			*	(d)

Fourth Amendment to the A. H. Belo Savings Plan dated September 10, 2009, (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No. 001-33741))

	~	(2)	*	A. H. Belo 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)
			*	(a)

First Amendment to A. H. Belo 2008 Incentive Compensation Plan effective July 23, 2008 (Exhibit 10 (2)(a) to A. H. Belo Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008 (Securities and Exchange Commission File No. 001-33741))

			*	(b)

Form of A. H. Belo 2008 Incentive Compensation Plan Non-Employee Director Evidence of Grant (for Non-Employee Director Awards) (Exhibit 10.2.(2)(b) to A. H. Belo Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2010 (Securities and Exchange Commission File No. 001-33741) (the “1st Quarter 2010 Form 10-Q”))

			*	(c) Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2.(2)(C) to the 1st Quarter 2010 Form 10-Q)
			*	(d)

Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2012 (Securities and Exchange Commission File No. 001-33741))

			*	(e)

Form of A. H. Belo Cash Long-Term Incentive Evidence of Grant (Exhibit 10.2 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2012 (Securities and Exchange Commission File No. 001-33741))

	~	(3)	*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8-K)
			*	(a) First Amendment to the A. H. Belo Corporation Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8-K)
	~	(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)
			*	(a) Amendment to the A. H. Belo Corporation Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)
	~	(5)	*

John C. McKeon Retention and Relocation Agreement effective September 22, 2010 (Exhibit 10.2(5) to A. H. Belo Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

	~	(6)	*

John C. McKeon Severance Agreement and General Release effective January 3, 2012 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19. 2012 (Securities and Exchange Commission File No. 001-33741))

10.3		Agreements relating to the Distribution of A. H. Belo Corporation:
		(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)
			*	(a)

First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated September 14, 2009 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission file No. 001-33741))

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

Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to A. H. Belo Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-33741) )

	(6)	*

Agreement among A. H. Belo Corporation, Belo Corp., and The Pension Benefit Guaranty Corporation, effective March 9, 2011 (Exhibit 10.3(6) to A. H. Belo Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

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

A. H. BELO CORPORATION

April 30, 2012	By:	/s/ Alison K. Engel

Alison K. Engel
Senior Vice President/Chief Financial Officer and
Treasurer (Principal Financial Officer)

April 30, 2012	By:	/s/ Michael N. Lavey

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