Form 10-Q
period 2012-06-30
A. H. Belo CORP
filed 2012-08-02
CIK 1413898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-33741

A. H. Belo Corporation

(Exact name of registrant as specified in its charter)

Delaware	38-3765318
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

P. O. Box 224866
Dallas, Texas	75222-4866
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (214) 977-8200

Former name, former address and former fiscal year, if changed since last report.

None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2012
Common Stock, $.01 par value	* 21,957,615

*	Consisting of 19,545,495 shares of Series A Common Stock and 2,412,120 shares of Series B Common Stock.

A. H. BELO CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts (unaudited)	2012	2011	2012	2011
Net Operating Revenues
Advertising	$64,173	$69,869	$124,250	$137,805
Circulation	33,757	34,899	68,412	69,950
Printing and distribution	11,213	9,718	21,315	18,906

Total net operating revenues	109,143	114,486	213,977	226,661
Operating Costs and Expenses
Salaries, wages and employee benefits	42,623	48,099	88,628	98,594
Other production, distribution and operating costs	41,525	43,228	82,221	88,879
Newsprint, ink and other supplies	15,371	15,071	29,343	29,573
Depreciation	8,348	8,256	15,461	15,839
Amortization	1,310	1,310	2,620	2,620
Pension plan withdrawal	—	1,988	—	1,988

Total operating costs and expenses	109,177	117,952	218,273	237,493

Loss from operations	(34)	(3,466)	(4,296)	(10,832)
Other Income (Expense), Net
Other income, net	921	446	1,828	1,711
Interest expense	(242)	(172)	(378)	(378)

Total other income (expense), net	679	274	1,450	1,333

Income (loss) before income taxes	645	(3,192)	(2,846)	(9,499)
Income tax expense	383	3,630	785	4,049

Net income (loss)	$262	$(6,822)	$(3,631)	$(13,548)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.32)	$(0.17)	$(0.63)
Weighted average shares outstanding:
Basic	22,793	21,512	21,795	21,448
Diluted	22,916	21,512	21,795	21,448

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,

In thousands (unaudited)	2012	2011	2012	2011

Net income (loss)	$262	$(6,822)	$(3,631)	$(13,548)
Other comprehensive income (loss), net of tax
Amortization of actuarial gains/losses:
Defined benefit pension plans	175	—	350	—
Other post-retirement benefit plans	(165)	(154)	(330)	(307)

Total other comprehensive income (loss)	10	(154)	20	(307)

Total comprehensive income (loss)	$272	$(6,976)	$(3,611)	$(13,855)

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

In thousands, except share amounts (unaudited)	June 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$41,239	$57,440
Accounts receivable (net of allowance of $2,556 and $2,921 at June 30, 2012 and December 31, 2011, respectively)	38,757	50,533
Inventories	10,626	9,918
Deferred income taxes, net	1,422	1,380
Assets held for sale	—	2,396
Prepaids and other current assets	8,842	6,531

Total current assets	100,886	128,198
Property, plant and equipment, at cost:
Land	37,481	36,602
Buildings and improvements	193,625	192,810
Publishing equipment	270,797	276,792
Other	125,654	131,874
Construction in process	4,225	2,005

Total property, plant and equipment	631,782	640,083
Less accumulated depreciation	(479,825)	(476,665)

Property, plant and equipment, net	151,957	163,418

Intangible assets, net	14,331	16,950
Goodwill	24,582	24,582
Investments	7,238	6,112
Deferred income taxes, net	1,312	1,452
Other assets	3,218	4,376

Total assets	$303,524	$345,088

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

In thousands, except share amounts (unaudited)	June 30, 2012	December 31, 2011

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,777	$18,062
Accrued compensation and benefits	16,263	18,007
Other accrued expenses	8,876	12,160
Advance subscription payments	22,026	22,491

Total current liabilities	59,942	70,720

Long-term pension liabilities	121,958	145,980
Other post-employment benefits	2,976	3,115
Other liabilities	2,429	3,794

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 19,545,495 and 19,182,236 shares at June 30, 2012 and December 31, 2011, respectively	196	192
Series B: issued 2,412,120 and 2,398,017 shares at June 30, 2012 and December 31, 2011, respectively	24	24
Additional paid-in capital	494,844	493,773
Accumulated other comprehensive loss	(63,049)	(63,069)
Accumulated deficit	(315,796)	(309,441)

Total shareholders’ equity	116,219	121,479

Total liabilities and shareholders’ equity	$303,524	$345,088

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock			Additional	Accumulated Other
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Paid-in Capital	Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at December 31, 2010	18,896,876	2,392,074	$212	$491,542	$2,569	$(294,450)	$199,873
Net loss	—	—	—	—	—	(13,548)	(13,548)
Other comprehensive loss	—	—	—	—	(307)	—	(307)
Issuance of shares for restricted stock units	220,661	—	3	(3)	—	—	—
Issuance of shares from stock option exercises	6,000	—	—	12	—	—	12
Income tax on stock option activity	—	—	—	(24)	—	—	(24)
Share-based compensation	—	—	—	1,561	—	—	1,561
Conversion of Series B to Series A	571	(571)	—	—	—	—	—
Dividends	—	—	—	—	—	(1,351)	(1,351)

Balance at June 30, 2011	19,124,108	2,391,503	$215	$493,088	$2,262	$(309,349)	$186,216

Balance at December 31, 2011	19,182,236	2,398,017	$216	$493,773	$(63,069)	$(309,441)	$121,479
Net loss	—	—	—	—	—	(3,631)	(3,631)
Other comprehensive income	—	—	—	—	20	—	20
Issuance of shares for restricted stock units	297,536	—	3	(3)	—	—	—
Issuance of shares from stock option exercises	63,326	16,500	1	147	—	—	148
Income tax on stock option activity	—	—	—	4	—	—	4
Share-based compensation	—	—	—	923	—	—	923
Conversion of Series B to Series A	2,397	(2,397)	—	—	—	—	—
Dividends	—	—	—	—	—	(2,724)	(2,724)

Balance at June 30, 2012	19,545,495	2,412,120	$220	$494,844	$(63,049)	$(315,796)	$116,219

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands (unaudited)	2012	2011
Operating Activities
Net loss	$(3,631)	$(13,548)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	18,081	18,459
Share-based compensation	923	1,561
Amortization of actuarial (gains)/losses	20	(307)
Earnings on equity method investments	(1,126)	(1,037)
(Gain) loss on disposal of fixed assets	(470)	406
Deferred income taxes	101	279
Provision for uncertain tax positions	72	—
Gain on recovery of investment	—	(729)
Pension plan withdrawal	—	1,988
Other non-cash items	—	322
Disposal (acquisition) of assets held for sale	2,396	(2,696)
Net changes in operating assets and liabilities:
Accounts receivable	11,776	15,997
Funds held by Belo Corp. for future pension contributions	—	3,410
Inventories	(708)	(16)
Prepaids and other current assets	(2,311)	(1,713)
Other assets	1,159	577
Accounts payable	(5,285)	(15,344)
Accrued compensation and benefits	(3,183)	1,125
Pension liabilities	(24,022)	(43,630)
Other accrued expenses	(3,283)	2,723
Advance subscription payments	(465)	(252)
Other post-employment benefits	(139)	(152)

Net cash used in operations	(10,095)	(32,577)
Investing Activities
Capital expenditures, net	(4,044)	(3,083)
Proceeds on the recovery of an impaired investment	—	729
Proceeds from sale of fixed assets	514	—
Other, net	—	36

Net cash used in investing activities	(3,530)	(2,318)
Financing Activities
Dividends paid	(2,724)	(1,351)
Proceeds from exercise of stock options	148	12

Net cash used in financing activities	(2,576)	(1,339)

Net decrease in cash and cash equivalents	(16,201)	(36,234)
Cash and cash equivalents at beginning of period	57,440	86,291

Cash and cash equivalents at end of period	$41,239	$50,057

Supplemental Disclosures:
Interest paid	$219	$137

Income tax paid, net of refunds	$4,529	$1,019

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Description of Business. A. H. Belo Corporation (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four metropolitan daily newspapers and several associated websites, with publishing roots that trace to The Galveston Daily News, which began publication in 1842. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; The Press-Enterprise (www.pe.com) (Riverside, California), serving the Inland Southern California region and winner of one Pulitzer Prize; and The Denton Record-Chronicle (www.dentonrc.com), a daily newspaper serving Denton, Texas, approximately 40 miles north of Dallas. The Company publishes various niche publications targeting specific audiences, and its investments and/or partnerships include Classified Ventures, LLC, owner of cars.com, and the Yahoo! Inc. (“Yahoo!”) Newspaper Consortium. A. H. Belo also owns and operates commercial printing, distribution and direct mail service businesses. In February 2008, the Company’s former parent, Belo Corp. (“Belo”), separated its publishing operations in a spin-off transaction (the “Distribution”) and A. H. Belo became an independent registrant listed on the New York Stock Exchange (trading symbol: AHC). Unless the context requires otherwise, all dollar and share amounts in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q are in thousands, except per share amounts.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of A. H. Belo and its subsidiaries have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Transactions between the companies comprising A. H. Belo have been eliminated in the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that according to the applicable accounting guidance all of its operating segments meet the criteria to be aggregated into one reporting segment.

New Accounting Standards. In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-08 – Intangibles – Goodwill and Other (Topic 350); Testing Goodwill for Impairment. The purpose of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Unless conditions warrant an interim evaluation of goodwill, the Company performs its annual impairment test each December 31. The adoption of this ASU did not a materially affect the Company’s financial condition, results of operations or its liquidity.

Note 2: Goodwill and Intangible Assets

The Company has recorded intangible assets consisting of goodwill and subscriber lists from its previous acquisitions. The carrying value of goodwill was $24,582, net of cumulative impairment losses of $439,509, as of June 30, 2012 and December 31, 2011. The remaining goodwill is recorded at The Dallas Morning News reporting unit.

The table below sets forth the Company’s identifiable intangible assets, consisting of subscriber lists that are amortized over an 18 year period:

	Total Subscriber Lists	The Dallas Morning News	The Providence Journal	The P ress- Enterprise
Gross balance at December 31, 2011	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(97,874)	(22,896)	(64,853)	(10,125)

Net balance at December 31, 2011	$16,950	$—	$13,845	$3,105

Gross balance at June 30, 2012	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(100,493)	(22,896)	(67,039)	(10,558)

Net balance at June 30, 2012	$14,331	$—	$11,659	$2,672

Note 3: Investments

The Company owns investment interests in various entities and records these interests under the equity method or cost method of accounting. Under the equity method, the Company records its share of the investee’s earnings or losses each period in other income (expense), net, in the condensed consolidated statements of operations. Under the cost method, the Company records earnings or losses when the amounts are realized. During the three months ended June 30, 2012 and 2011, the Company recorded $775 and $758, respectively, of earnings from equity method investments. During the six months ended June 30, 2012 and 2011, the Company recorded $1,126 and $1,037, respectively, of earnings from equity method investments. The table below sets forth the Company’s investments as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Equity method investments	$6,156	$5,030
Cost method investments	1,082	1,082

Total investments	$7,238	$6,112

Investments accounted for under the equity method include the following:

•

Classified Ventures, LLC (“Classified Ventures”)—The Company and Belo jointly own 6.6 percent of Classified Ventures. The other owners include Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The two principal online businesses Classified Ventures operates are cars.com and apartments.com.

•

ShopCo Holdings, LLC (“ShopCo”)—The Company owns an 11.4 percent interest in ShopCo. ShopCo owns FindnSave.com, a digital shopping platform where consumers can find national and local retail goods and services for sale. This platform uses the power of local media participation with advanced search and database technology to allow a consumer to view online sales circulars and local advertised offers or search for an item and receive a list of local advertisers and the price and terms offered for the searched item.

Note 4: Exit and Disposal Liabilities

In the second quarter of 2011, as part of cost containment measures, the Company began staffing reductions across all its operations. The staffing reductions were substantially completed in the fourth quarter of 2011, resulting in severance and other termination costs of $3,052 and the elimination of approximately 250 positions. In the second quarter of 2011, the Company recorded severance and other termination costs of $862 to salaries, wages and employee benefits and paid $300 of severance and other termination benefits, resulting in recorded liability of $562 as of June 30, 2011.

Note 5: Share-Based Compensation

On February 8, 2008, A. H. Belo established a long-term incentive plan under which eight million common shares were authorized for equity awards. On the Distribution date, awards under the plan were issued to holders of Belo stock options and restricted stock units (“RSUs”) in connection with the Distribution. Subsequent awards can be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units or stock appreciation rights. The Company considers these awards in the calculation of its basic and diluted earnings per share. Anti-dilutive share-based awards excluded from the calculation of earnings per share consisted of 1,382 and 3,127 stock options and RSUs for the three months ended June 30, 2012 and 2011, respectively, and excluded 2,397 and 3,127 stock options and RSUs for the six months ended June 30, 2012 and 2011, respectively.

A. H. Belo Stock Option Activity

The table below sets forth a summary of stock option activity under the A. H. Belo long-term incentive plan for the six months ended June 30, 2012:

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2011	1,697	$16.99
Exercised	(80)	$1.89
Canceled	(64)	$15.14

Outstanding at June 30, 2012	1,553	$17.80

Vested and exercisable at June 30, 2012	1,553	$17.80

Vested and exercisable weighted average remaining contractual terms (in years)	3.3

A. H. Belo RSU Activity

Under A. H. Belo’s long-term incentive plan, the Board of Directors has awarded RSUs that vest over a period of one to three years. Upon vesting, the RSUs will be redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. A liability of $1,128 was recorded for the portion of the RSUs to be redeemed in cash as of June 30, 2012. During the vesting period, holders of RSUs participate in A. H. Belo dividends declared by receiving payments for dividend equivalents. The RSUs do not have voting rights. The table below sets forth a summary of RSU activity under the A. H. Belo long-term incentive plan for the six months ended June 30, 2012:

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2011	1,002				$6.01
Granted	370				$4.83
Vested	(496)	298	198	$950	$5.10
Canceled	(32)				$6.20

Non-vested at June 30, 2012	844				$6.02

Compensation expense related to stock awards is recorded on a straight-line basis over the vesting period of the award. The table below sets forth compensation expense for the three and six months ended June 30, 2012 and 2011, related to the vesting of stock awards and the related adjustments to record the current market value to be redeemed in cash:

	A. H. Belo				Belo
	Option Expense	RSU-Stock Expense	Total Equity Awards	RSU-Cash Expense (Benefit)	Equity Awards Expense	Total Expense (Benefit)
Three months ended June 30,
2012	$—	$175	$175	$(228)	$—	$(53)
2011	$55	$450	$504	$34	$—	$538

Six months ended June 30,
2012	$—	$923	$923	$514	$—	$1,437
2011	$113	$1,448	$1,561	$670	$131	$2,362

In the first quarter of 2011, all pre-Distribution options and RSUs issued by Belo to Company employees were fully vested and the Company no longer recognizes expense for these awards.

Note 6: Pension and Other Retirement Plans

Defined Benefit Pension Plans. The Company sponsors two defined benefit pension plans, A. H. Belo Pension Plans I and II (collectively the “A. H. Belo Pension Plans”). A. H. Belo Pension Plan I provides benefits to certain employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices and A. H. Belo Pension Plan II provides benefits to certain employees at The Providence Journal. These plans were established on January 1, 2011, as a result of the Company’s withdrawal from The G. B. Dealey Retirement Pension Plan (the “GBD Pension Plan”), a Belo-sponsored plan. No additional benefits are accruing under the A. H. Belo Pension Plans, as future benefits were frozen prior to the plans’ establishment.

The Company contributes to its pension plans in order to meet minimum funding requirements as required under the Employee Retirement Income Security Act (“ERISA”) rules. If available cash resources exist, the Company also considers making discretionary contributions to these plans in order to reduce the unfunded pension liability. The table below sets forth the required and voluntary contributions made to the Company’s pension plans and the GBD Pension Plan during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
A. H. Belo Pension Plans
Required Contributions	$8,037	$5,896	$13,472	$5,896
Voluntary Contributions	10,000	—	10,000	30,000
GBD Pension Plan	—	8,733	—	8,733

Total	$18,037	$14,629	$23,472	$44,629

The contribution to the GBD Pension Plan of $8,733 represented the final amount due to this plan upon the Company’s withdrawal at January 1, 2011. Payment of this contribution was offset by $3,410 of funds held by Belo for future pension plan contributions. The contributions in the second quarter of 2012 include an accelerated contribution of $3,437 previously due in the third quarter of 2012, and a required contribution of $4,600. The Company made an additional required contribution of $4,600 in July 2012, and anticipates a final required contribution for 2012 of $4,600 to be made in the fourth quarter.

The Company estimates net periodic pension expense based on the expected return on plan assets, the interest on projected pension obligations and the amortization of actuarial gains and losses in accumulated other comprehensive loss.

The table below sets forth components of net periodic pension expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest cost	$4,325	$4,675	$8,650	$9,350
Estimated return on plan assets	(4,600)	(4,175)	(9,200)	(8,350)
Amortization of actuarial losses	175	—	350	—

Net periodic pension expense (benefit)	$(100)	$500	$(200)	$1,000

Other Defined Contribution Plans. Under the A. H. Belo Savings Plan, the Company provides a 401(k) plan to all eligible employees. Through the A. H. Belo Transition Supplement Plan (“PTS plan”), the Company provides transition benefits to employees affected by the curtailment of the GBD Pension Plan in 2007. The transition benefits consist of supplemental contributions for a period of up to five years to the PTS plan. The Company anticipates contributions will be made to this plan based on eligible earnings of participants through the first quarter of 2013. The table below sets forth the expense and the contributions applicable to each plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
401(k) Plan
Company match	1.50%	1.50%	1.50%	1.50%
Expense recognized	$96	$435	$753	$856

PTS Plan
Expense recognized	$1,112	$1,141	$2,248	$2,327
Contributions	$—	$—	$4,508	$5,318

Note 7: Long-term Debt

The Company operates with a credit agreement (“Credit Agreement”) that has a total commitment of $25,000. The Credit Agreement is subject to a borrowing base comprised of eligible accounts receivable and inventory, which determines the available borrowing capacity. If borrowing availability falls below $7,500, a fixed charge coverage ratio covenant of 1:1 will apply.

At June 30, 2012 and December 31, 2011, the Company had eligible collateral to secure borrowings under the Credit Agreement of $27,433 and $38,680 respectively, resulting in a borrowing base of $25,000 for both dates. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $21,216 and $19,970 of borrowing capacity available under the Credit Agreement as of June 30, 2012 and December 31, 2011, respectively. The Company had no borrowings under the revolving credit facility during 2011 or 2012.

Note 8: Contingencies

On October 24, 2006, a group of former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. Plaintiffs moved for reconsideration, which motion was denied by the United States Magistrate. On July 15, 2011, the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. The appeal is scheduled to be heard on August 9, 2012. The Company believes the lawsuit is without merit and is vigorously defending against it.

In addition to the proceeding described above, a number of other legal proceedings are pending against the Company. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the Company’s results of operations, liquidity, or financial condition.

Note 9: Fair Value Measurements

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

Fair Value Measurements Using
		Quoted Price in	Significant
		Active Markets	Other	Significant
	Six Months	for Identical	Observable	Unobservable
	Ended	Assets	Inputs	Inputs	Total Gains
	June 30, 2011	(Level I)	(Level II)	(Level III)	(Losses)
Assets held for sale	$2,696	$—	$—	$2,696	$(400)

Subsequent to the first quarter of 2011, the Company reassessed the holding and selling costs of the residence and recorded an additional $300 of expense, resulting in a carrying value of $2,396. During June 2012, the Company sold the residence, resulting in a gain of $14.

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

Note 10: Earnings per Share

The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Earnings (numerator)
Net earnings	$262	$(6,822)	$(3,631)	$(13,548)

Shares (denominator)
Weighted average shares outstanding	21,901	21,512	21,795	21,448
Dilutive effect of participating securities	892	—	—	—

Weighted shares outstanding for basic EPS	22,793	21,512	21,795	21,448

Dilutive effect of employee stock options	123	—	—	—

Adjusted weighted average shares outstanding	22,916	21,512	21,795	21,448

Earnings per share:
Basic	$0.01	$(0.32)	$(0.17)	$(0.63)
Diluted	$0.01	$(0.32)	$(0.17)	$(0.63)

Note 11: Dividends

During the three and six months ended June 30, 2012, the Company recorded and paid dividends of $1,367 and $2,724, respectively. During the three months ended June 30, 2011, the Company recorded and paid dividends of $1,351.

On May 17, 2012, the Company declared a dividend of $0.06 per share, to be paid on September 7, 2012, to shareholders of record and holders of outstanding RSUs as of August 17, 2012.

Note 12: Changes in Accounting Estimates

In the six month periods ended June 30, 2012 and 2011, the Company accelerated the depreciation of certain property, plant and equipment that was determined to have a shorter remaining useful life than previously estimated. Accordingly, the Company recorded additional depreciation expense of $2,251 and $1,017 in the six months ended June 30, 2012 and 2011, respectively. Depreciation expense over the next 18 years will increase (decrease) between $210 and $(490) as a result of these changes in estimates.

In the second quarter of 2011, the Company also revised its estimate of the unfunded projected benefit obligation it assumed in connection to the withdrawal from the GBD Pension Plan. The revision resulted in the Company recording an additional loss of $1,988.

Note 13: Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss contains actuarial gains and losses associated with the A. H. Belo Pension Plans and gains and losses resulting from negative plan amendments and other actuarial experience related to other post-employment benefit plans. The Company records amortization of accumulated other comprehensive loss in salaries, wages and employee benefits in the condensed consolidated statements of operations. Gains and losses associated with the A. H. Belo Pension Plans are amortized over the weighted average remaining life expectancy of the participants, currently estimated to be 24 years. Gains and losses associated with the Company’s other post-employment benefit plans are amortized over periods ranging between from four to 12 years.

The table below sets forth the changes in accumulated other comprehensive loss as presented in the Company’s condensed consolidated financial statements:

	Three Months Ended June 30,
	2012			2011
		Defined	Other Post-		Defined	Other Post-
		Benefit	Employment		Benefit	Employment
		Pension	Benefit		Pension	Benefit
	Total	Plans	Plans	Total	Plans	Plans
Balance, beginning of period	$63,059	$64,844	$(1,785)	$(2,415)	$—	$(2,415)
Amortization	(10)	(175)	165	154	—	154

Balance, end of period	$63,049	$64,669	$(1,620)	$(2,261)	$—	$(2,261)

	Six Months Ended June 30,
	2012			2011
		Defined	Other Post-		Defined	Other Post-
		Benefit	Employment		Benefit	Employment
		Pension	Benefit		Pension	Benefit
	Total	Plans	Plans	Total	Plans	Plans
Balance, beginning of period	$63,069	$65,019	$(1,950)	$(2,569)	$—	$(2,569)
Amortization	(20)	(350)	330	308	—	308

Balance, end of period	$63,049	$64,669	$(1,620)	$(2,261)	$—	$(2,261)

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

The Company recognized income tax expense of approximately $383 and $3,630 for the three months ended June 30, 2012 and 2011, respectively, and $785 and $4,049 for the six months ended June 30, 2012 and 2011, respectively. Tax expense represents effective income tax rates of 59.4 percent and (113.7) percent, for the three months ended June 30, 2012 and 2011, respectively, and (27.6) percent and (42.6) percent, for the six months ended June 30, 2012 and 2011, respectively. Tax expense for 2012 and 2011 is primarily attributable to the Texas margin tax and changes in the valuation allowance on deferred taxes.

The Company evaluates uncertain tax positions and recognizes a liability for the tax benefit associated with an uncertain position only if it is more likely than not the position will not be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2012 and December 31, 2011, the Company recorded a liability for uncertain tax positions of $405 and $333 and $22 and $55 of expense for interest and penalties, respectively. The Company recognizes interest and penalties related to these reserves in interest expense.

The Company currently projects taxable losses for the year 2012 for federal income tax purposes and in certain state income tax jurisdictions. Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards begin to expire in the year 2016 if not utilized.

Note 15: Subsequent Events

During July 2012, a consent judgment related to the overpayment of property taxes from prior years was executed between The Providence Journal and the City of Providence and approved by a Rhode Island court. Under this judgment, The Providence Journal will receive a credit of $2,500 to be applied against future property tax payments.

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

Overview

A. H. Belo, headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four metropolitan daily newspapers and several associated websites, with publishing roots that trace to The Galveston Daily News, which began publication in 1842. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; The Press-Enterprise (www.pe.com) (Riverside, California), serving the Inland Southern California region and winner of one Pulitzer Prize; and The Denton Record-Chronicle (www.dentonrc.com), a daily newspaper serving Denton, Texas, approximately 40 miles north of Dallas. The Company publishes various niche publications targeting specific audiences, and its investments and/or partnerships include Classified Ventures, LLC, owner of cars.com, and the Yahoo! Newspaper Consortium. A. H. Belo also owns and operates commercial printing, distribution and direct mail service businesses.

A. H. Belo intends for the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies, and estimates affect its financial statements. Certain prior year amounts have been reclassified to conform to current presentation.

Overview of Significant Activity in the Second Quarter of 2012

•

During the second quarter of 2012, the Company continues to encounter strong competition for print advertising revenues from digital alternatives, but has realized improvements in printing and distribution revenues as a result of expansion of the Company’s customer base associated with its commercial printing contracts. Revenues declined by 4.7 percent when compared to the second quarter of 2011, due to weaker advertising revenues. Operating expenses decreased 7.4 percent, reflecting lower personnel and production-related expenses.

•

On June 1, 2012, the Company paid a dividend of $0.06 per share, or $1,367, to its shareholders of record and to holders of outstanding RSU awards at the close of business on May 11, 2012. On May 17, 2012, the Company declared a dividend of $0.06 per share payable September 7, 2012, to shareholders of record and to holders of outstanding RSU awards at the close of business on August 17, 2012.

•

To reduce its pension liability and related funding costs, the Company made a $10,000 voluntary contribution to the A. H. Belo Pension Plans during April 2012. The Company’s second quarter contributions also included an accelerated contribution of $3,437 previously due in the third quarter of 2012, and a required contribution of $4,600.

•

During June 2012, the Company received $2,410 of proceeds related to the sale of the personal residence of a Company officer that had been acquired pursuant to a retention and relocation arrangement. The Company acquired the residence in the first quarter of 2011 for $3,096, and initially recorded selling and holding costs of $400 with subsequent reserves of $300 recorded in the third quarter of 2011. Upon the sale in the second quarter of 2012, the Company recorded a gain on the sale of $14.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Percentage Change	2011	2012	Percentage Change	2011
Total net operating revenues	$109,143	(4.7)%	$114,486	$213,977	(5.6)%	$226,661
Total operating costs and expenses	109,177	(7.4)%	117,952	218,273	(8.1)%	237,493
Total other income (expense), net	679	147.8%	274	1,450	8.8%	1,333

Income (loss) before income taxes	645	(120.2)%	(3,192)	(2,846)	70.0%	(9,499)
Income tax expense	383	(89.4)%	3,630	785	(80.6)%	4,049

Net income (loss)	$262	(103.8)%	$(6,822)	$(3,631)	(73.2)%	$(13,548)

Newspaper Revenues

The Dallas Morning News

The table below sets forth the components of The Dallas Morning News’ net operating revenues for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	Percent of Total Revenues	Percentage Change	2011	Percent of Total Revenues	2012	Percent of Total Revenues	Percentage Change	2011	Percent of Total Revenues
Advertising	$41,823	60.5%	(7.1)%	$45,010	60.8%	$81,027	59.4%	(9.7)%	$89,683	60.7%
Display	15,593		(16.7)%	18,709		30,089		(17.7)%	36,571
Classified	6,619		(11.2)%	7,451		13,349		(10.2)%	14,870
Preprints	13,974		3.8%	13,458		27,086		(0.3)%	27,176
Digital	5,637		4.5%	5,392		10,503		(5.1)%	11,066

Circulation	21,803	31.5%	(6.3)%	23,265	31.4%	44,451	32.6%	(5.0)%	46,766	31.6%

Printing and distribution	5,503	8.0%	(4.2)%	5,745	7.8%	10,831	8.0%	(4.9)%	11,387	7.7%

	$69,129	100.0%	(6.6)%	$74,020	100.0%	$136,309	100.0%	(7.8)%	$147,836	100.0%

Display advertising revenues decreased in the three and six months ended June 30, 2012, as a result of a decline in retail and general advertising. Approximately $1,076 of this decline was attributable to non-recurring advertisements associated with the Super Bowl game which was held in the Dallas area in February 2011.

Classified print advertising revenues decreased in the three and six months ended June 30, 2012, due to a decline in automotive and employment advertising. Lower real estate advertising also contributed to the decline in the second quarter.

Preprint advertising revenues increased during the three months ended June 30, 2012, due to higher preprint home delivery mail advertisements. During the six months ended June 30, 2012, revenue associated with preprint home delivery mail advertisements increased, but was mostly offset by lower preprinted newspaper inserts, resulting in a flat revenue growth for the six month period.

Digital advertising revenues increased for the three months ended June 30, 2012, due to higher automotive classified revenue, which was partially offset by $577 of revenue decline related to a discontinued digital advertising platform. For the six months ended June 30, 2012, a decline in digital advertising revenue of $1,140 was due to the discontinued digital advertising platform and a decline of $420 represented nonrecurring revenue associated with the 2011 Super Bowl game. These declines were partially offset by higher automotive classified revenue.

Advertising revenues from The Dallas Morning News niche publications was $5,620 and $5,749, for the three months ended June 30, 2012 and 2011, respectively. Advertising revenues from The Dallas Morning News niche publications was $10,719 and $11,068, for the six months ended June 30, 2012 and 2011, respectively. The decrease in 2012 is primarily due to the Quick product ceasing publication after August 4, 2011. These revenues are a component of total display, classified, preprint and digital revenues of The Dallas Morning News discussed above.

Circulation revenues decreased due to a decline in print home delivery and single copy sales. This decline was partially offset by a price increase related to digital online delivery. The Dallas Morning News continues to assess and adjust its digital consumer content strategy and continues to focus on building high-quality print and digital audiences by improving and expanding its digital product portfolio.

Printing and distribution revenues decreased due to a decline in commercial printing volumes, as the Company focused on larger and more profitable customers.

The Providence Journal

The table below sets forth the components of The Providence Journal net operating revenues for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	Percent of Total Revenues	Percentage Change	2011	Percent of Total Revenues	2012	Percent of Total Revenues	Percentage Change	2011	Percent of Total Revenues
Advertising	$12,002	50.0%	(12.9)%	$13,772	57.3%	$23,228	49.8%	(11.3)%	$26,185	56.9%
Display	3,312		(3.8)%	3,444		5,906		(7.9)%	6,416
Classified	4,054		(17.9)%	4,937		8,374		(13.5)%	9,676
Preprints	3,073		(14.6)%	3,599		5,882		(11.9)%	6,676
Digital	1,563		(12.8)%	1,792		3,066		(10.3)%	3,417

Circulation	8,649	36.1%	4.5%	8,277	34.4%	17,252	37.0%	5.1%	16,413	35.6%

Printing and distribution	3,331	13.9%	67.8%	1,985	8.3%	6,175	13.2%	78.5%	3,460	7.5%

	$23,982	100.0%	(0.2)%	$24,034	100.0	$46,655	100.0%	1.3%	$46,058	100.0%

Display advertising revenues decreased in the three and six months ended June 30, 2012, as a result of a decline in retail advertising.

Classified advertising revenues decreased in the three and six months ended June 30, 2012, due to a decline in all categories.

Preprint advertising revenues decreased in the three and six months ended June 30, 2012, due to a decline in preprint newspaper inserts which was partially offset by increased preprint home delivery mail advertisements.

Digital advertising revenues decreased for three months ended June 30, 2012, due to a decline in retail display. For the six months ended June 30, 2012, digital advertising revenues decreased due to a decline in retail display, partially offset by higher automotive classified.

Circulation revenues increased in the three and six months ended June 30, 2012, due to a change from a buy-sell arrangement with home delivery carriers to a fee for delivery arrangement. Under this new arrangement, higher revenues are recognized which are offset by higher distribution expenses.

Printing and distribution revenues increased in the three and six months ended June 30, 2012, due to The Providence Journal’s continued expansion of single copy distribution services for national and local newspapers. The Providence Journal has also increased its commercial printing services to existing customers and added a regional newspaper customer, contributing to the growth.

The Press-Enterprise

The table below sets forth the components of The Press-Enterprise net operating revenues for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	Percent of Total Revenues	Percentage Change	2011	Percent of Total Revenues	2012	Percent of Total Revenues	Percentage Change	2011	Percent of Total Revenues
Advertising	$10,348	64.5%	(6.7)%	$11,087	67.5%	$19,995	64.5%	(8.9)%	$21,937	66.9%
Display	2,549		(13.8)%	2,957		4,875		(15.1)%	5,740
Classified	2,935		(8.3)%	3,199		5,810		(10.2)%	6,473
Preprints	3,249		(4.8)%	3,413		6,258		(6.7)%	6,706
Digital	1,615		6.4%	1,518		3,052		1.1%	3,018

Circulation	3,305	20.6%	(1.5)%	3,357	20.4%	6,709	21.6%	(0.9)%	6,771	20.7%

Printing and distribution	2,379	14.9%	19.7%	1,988	12.1%	4,309	13.9%	6.2%	4,059	12.4%

	$16,032	100.0%	(2.4)%	$16,432	100.0	$31,013	100.0%	(5.4)%	$32,767	100.0%

Display advertising revenues decreased for the three and six months ended June 30, 2012, due to a decline in retail and general advertising.

Classified advertising revenues decreased in the three and six months ended June 30, 2012, due to a decline in legal, employment and other categories.

Preprint advertising revenues decreased in the three and six months ended June 30, 2012, due to a decline in preprint newspaper inserts and home delivery mail advertisements.

Digital advertising revenues increased in the three and six months ended June 30, 2012, due to higher banner and automotive classified, partially offset by decreased other classified in the six months ended June 20, 2012.

Circulation revenues decreased slightly in the three and six months ended June 30, 2012, due to volume declines in daily home delivery, and daily and Sunday single copy sales, and the discontinued publication of The Business Press at the end of the second quarter of 2011.

Printing and distribution revenues increased in the three and six months ended June 30, 2012, due to new commercial print and home delivery distribution contracts.

Operating Costs and Expenses

The table below sets forth the components of the Company’s operating costs and expenses for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Percentage Change	2011	2012	Percentage Change	2011
Salaries, wages and employee benefits	$42,623	(11.4)%	$48,099	$88,628	(10.1)%	$98,594
Other production, distribution and operating costs	41,525	(3.9)%	43,228	82,221	(7.5)%	88,879
Newsprint, ink and other supplies	15,371	2.0%	15,071	29,343	(0.8)%	29,573
Depreciation	8,348	1.1%	8,256	15,461	(2.4)%	15,839
Amortization	1,310	— %	1,310	2,620	— %	2,620
Pension plan withdrawal	—	(100.0)%	1,988	—	(100.0)%	1,988

Total operating costs and expenses	$109,177	(7.4)%	$117,952	$218,273	(8.1)%	$237,493

Salaries, wages and employee benefits decreased in the three and six months ended June 30, 2012, due to lower expenses related to salaries, pension, employee medical and share-based compensation, resulting primarily from having fewer employees.

Other production, distribution and operating costs decreased in the three and six months ended June 30, 2012, due to continued cost control measures, particularly related to outside services. For the three months ended June 30, 2012, the decrease in outside services was primarily due to lower consulting expense. For the six months ended June 30, 2012, the decrease in outside services was primarily due to declines in legal fees, consulting costs and lower outside temporary services.

Newsprint, ink and other supplies expense increased in the three months ended June 30, 2012, due to greater cost of supplements, partially offset by a decrease in newsprint expense. For the six months ended June 30, 2012, newsprint, ink and other supplies decreased due to lower newsprint expense, partially offset by increased expense for cost of supplements. During the three months ended June 30, 2012, the Company’s publishing operations used approximately 16,206 metric tons at an average cost of $621 per metric ton compared to approximately 16,928 metric tons, at average cost of $646 per metric ton for the same period in 2011. For the six months ended June 30, 2011, the Company’s publishing operations used approximately 31,247 metric tons at an average cost of $627 per metric ton compared to approximately 33,731 metric tons, at average cost of $644 per metric ton for the same period in 2011.

Depreciation expense increased for the three and six months ended June 30, 2012, primarily due to a change in the estimated life of certain production assets. The change in the estimate resulted additional depreciation expense of $370 and $1,881 in the first and second quarters of 2012, respectively. This increase was offset by lower depreciation on remaining fixed assets due to reduced capital spending.

Pension plan withdrawal loss was $1,988 for the three and six months ended June 30, 2011, respectively. This loss is related to the finalization of the allocation of the assets and liabilities from the GBD Pension Plan in the second quarter of 2011.

Interest expense increased for the three months ended June 30, 2012, due to $114 in interest expense recorded related to a settlement made with the Internal Revenue Service on a tax issue prior to the Distribution. Interest expense related to letters of credit and unused borrowing commitments decreased for the three and six months ended June 30, 2012.

The Company reports a number of items in Other income, net, in the Condensed Consolidated Statements of Operations. The table below sets forth the details of these amounts:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Percentage Change	2011	2012	Percentage Change	2011
Earnings from equity method investments	$775	4.0%	$758	$1,126	8.6%	$1,037
Interest income	29	(27.5)%	40	73	(29.8)%	104
Gain/(loss) on sale of fixed assets	(22)	(94.7)%	(419)	470	— %	(406)
Recovery of investment previously written off	—	— %	—	—	— %	729
Other income	139	107.5%	67	159	(35.6)%	247

Total other income, net	$921	106.5%	$446	$1,828	6.8%	$1,711

Earnings from equity method investments increased due to higher investment income recognized from Classified Ventures. Additionally, the Company no longer owns an interest in Belo Investment, LLC, which previously resulted in the Company recognizing investment losses. During the first quarter of 2011, the Company received $729 related to the sale of an investment that had been previously written off.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization

In addition to the Company’s analysis of net income, the Company also evaluates earnings after adjusting for depreciation, amortization, interest and taxes (“EBITDA”) and after adding back pension expense, non-cash impairment expense and net investment-related losses, as applicable (“Adjusted EBITDA”). The table below sets forth the Company’s EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Percentage Change	2011	2012	Percentage Change	2011
Net income (loss)	$262	(103.8)%	$(6,822)	$(3,631)	(73.2)%	$(13,548)
Depreciation and amortization	9,658	1.0%	9,566	18,081	(2.0)%	18,459
Interest expense	242	40.7%	172	378	— %	378
Income tax expense	383	(89.4)%	3,630	785	(80.6)%	4,049

EBITDA	10,545	61.1%	6,546	15,613	67.2%	9,338

Addback:
Pension expense	1,012	(72.1)%	3,630	2,048	(61.5)%	5,315

Adjusted EBITDA	$11,557	13.6%	$10,176	$17,661	20.5	$14,653

Neither EBITDA nor Adjusted EBITDA is a measure of financial performance under GAAP. Management uses EBITDA, Adjusted EBITDA and similar measures in internal analyses as supplemental measures of the Company’s financial performance and to assist with performance comparisons against its peer group of companies and for operating decisions. EBITDA or similar measures are also common alternative measures of performance used by investors, financial analysts and rating agencies to evaluate financial performance. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP, and these non-GAAP measures may not be comparable to similarly-titled measures of other companies.

Liquidity and Capital Resources

The Company believes it has sufficient access to liquidity from several sources, such as operations, existing liquid assets and from unused borrowing capacity under its Credit Agreement, to meet its foreseeable liquidity needs. The table below sets forth the Company’s sources of liquidity:

Sources of Liquidity	June 30, 2012
Cash and cash equivalents	$41,239
Accounts receivable, net	38,757

79,996

Unused borrowing capacity	$21,216

The Company operates with a $25,000 Credit Agreement, which expires in September 2014. The Credit Agreement serves as a working capital facility and is subject to a borrowing base and other covenants and restrictions, including maintenance of defined financial ratios, restrictions on capital expenditures and dividends, and limitations on indebtedness, liens, and asset sales. The borrowing base is calculated using eligible accounts receivable and inventory, as defined in the Credit Agreement. A decrease in the borrowing base could limit the Company’s borrowing capacity. At June 30, 2012 and December 31, 2011, the Company had eligible collateral to secure the Credit Agreement of $27,443 and $38,680, respectively, resulting in a borrowing base of $25,000 at both dates. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $21,216 and $19,970 of borrowing capacity available under the Credit Agreement as of June 30, 2012 and December 31, 2011, respectively. There were no borrowings outstanding under the Credit Agreement at any time during 2012 or 2011.

During the second quarter of 2011, and the first and second quarters of 2012, the Company paid dividends of $1,351, $1,357, and $1,367, respectively, to holders of outstanding RSU awards and shareholders of record on the declared record dates. On May 17, 2012, the Company declared a dividend of $0.06 per share payable September 7, 2012, to shareholders of record and to holders of outstanding RSU awards at the close of business on August 17, 2012.

Operating Cash Flows and Liquidity

Net cash flows used in operations for the six months ended June 30, 2012 and 2011, were $10,095 and $32,577, respectively. The increase in cash flows of $22,482 between years is primarily due to the Company making $17,747 lower pension contributions in 2012, improvements in recurring operating cash flow of $6,500 due to cost reduction efforts, and receipt of $2,410 in the second quarter of 2012 related to the sale of the residence which had been acquired for $3,096 in the first quarter of 2011 pursuant to an employment agreement with a Company officer. These improvements were offset by $6,510 in reduced cash flow due to tax payments of $2,961 in 2012 and tax receipts of $3,549 in the first quarter of 2011 related to a prior year’s tax returns.

Investing Cash Flows

Net cash flows used in investing activities the six months ended June 30, 2012 and 2011, were $3,530 and $2,318, respectively, reflecting capital expenditures of $4,044 and $3,083 for the six months ended June 30, 2012 and 2011, respectively. Proceeds were received in the first quarter of 2012 from the sale of vacant office buildings and in the first quarter of 2011, from the recovery of a previously impaired investment.

Financing Cash Flows

Net cash flows used in financing activities were $2,576 and $1,339 in 2012 and 2011, respectively. Both periods reflect dividends paid totaling $2,724 in 2012 and $1,351 in 2011.

Contractual Obligations

During January 2012, the Company made a required contribution of $5,435 to the A. H. Belo Pension Plans. In an effort to reduce the pension liability and related funding costs, the Company made a $10,000 voluntary contribution to the A. H. Belo Pension Plans during April 2012 along with required contributions of $8,037. An additional required contribution of $4,600 was made in July 2012, and the Company anticipates a final required contribution for 2012 of $4,600 to be made in the fourth quarter.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 24, 2006, a group of former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. Plaintiffs moved for reconsideration, which motion was denied by the United States Magistrate. On July 15, 2011, the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. The appeal is scheduled to be heard on August 9, 2012. The Company believes the lawsuit is without merit and is vigorously defending against it.

In addition to the proceeding described above, a number of other legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo Corporation’s results of operations, liquidity, or financial condition.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K.

Negotiated Service Agreement between the U. S. Postal Service and One of Its Major Customers Could Have a Negative Impact on Preprint Advertising Revenue

On April 30, 2012, The United States Postal Service (“USPS”) executed a Negotiated Service Agreement (“NSA”) with one of its major customers who produces preprint advertisements distributed through direct mail and newspaper inserts by the Company and by other major newspapers across the United States. The NSA, which is subject to regulatory approval, provides the customer with discounted mailing rates and enables the customer to have a competitive advantage over newspaper companies in reaching consumers through a high saturation distribution program, which could result in the loss of preprint advertising revenue. The Company, along with other major newspapers, has responded to the Postal Regulatory Commission and believes the NSA violates federal law. The Company anticipates resolution of this matter in late 2012.

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

10.2		Compensatory plans and arrangements:
	~	(1)	*	A. H. Belo Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8-K)
			*	(a)

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

A. H. BELO CORPORATION

August 1, 2012	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer and
Treasurer (Principal Financial Officer)

August 1, 2012	By:	/s/ Michael N. Lavey
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