Form 10-Q/A
period 2012-06-30
A. H. Belo CORP
filed 2012-08-16
CIK 1413898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2012
Common Stock, $.01 par value	21,957,615 *

*	Consisting of 19,545,495 shares of Series A Common Stock and 2,412,120 shares of Series B Common Stock.

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to A. H. Belo Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 1, 2012 (the “Form 10-Q”), is to furnish Exhibit 101, which provides the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

No other modifications or changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

For a list of exhibits filed with this report, refer to the Exhibit Index on the page immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. H. BELO CORPORATION

August 16, 2012	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer and
Treasurer (Principal Financial Officer)

August 16, 2012	By:	/s/ Michael N. Lavey
Michael N. Lavey
Vice President/Controller
(Principal Accounting Officer)

Exhibit Number

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS**	XBRL Instance Document
101. SCH**	XBRL Taxonomy Extension Schema
101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB**	XBRL Taxonomy Extension Label Linkbase Document
101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*

These exhibits were previously included in A. H. Belo Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 1, 2012.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

4