Form 10-Q
period 2012-09-30
A. H. Belo CORP
filed 2012-10-31
CIK 1413898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2012
Common Stock, $.01 par value	21,983,705*

*	Consisting of 19,572,149 shares of Series A Common Stock and 2,411,556 shares of Series B Common Stock.

A. H. BELO CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts (unaudited)	2012	2011	2012	2011
Net Operating Revenues
Advertising and marketing services	$62,123	$65,229	$186,373	$203,034
Circulation	34,243	34,749	102,655	104,699
Printing and distribution	12,515	10,012	33,830	28,918

Total net operating revenues	108,881	109,990	322,858	336,651
Operating Costs and Expenses
Salaries, wages and employee benefits	43,364	44,958	131,992	143,552
Other production, distribution and operating costs	40,614	41,996	122,835	130,875
Newsprint, ink and other supplies	15,899	14,618	45,242	44,192
Depreciation	6,219	7,386	21,680	23,225
Amortization	1,309	1,310	3,929	3,930
Pension plan withdrawal	—	—	—	1,988

Total operating costs and expenses	107,405	110,268	325,678	347,762

Income (loss) from operations	1,476	(278)	(2,820)	(11,111)
Other Income (Expense), Net
Other income, net	594	764	2,422	2,475
Interest expense	(128)	(132)	(506)	(510)

Total other income (expense), net	466	632	1,916	1,965

Income (Loss) Before Income Taxes	1,942	354	(904)	(9,146)
Income tax expense	501	489	1,286	4,538

Net Income (Loss)	1,441	(135)	(2,190)	(13,684)
Net loss attributable to noncontrolling interests	(42)	—	(42)	—

Net Income (Loss) Attributable to A. H. Belo Corporation	$1,483	$(135)	$(2,148)	$(13,684)

Per Share Basis:
Net income (loss) attributable to A. H. Belo Corporation
Basic	$0.07	$(0.01)	$(0.10)	$(0.64)
Diluted	$0.06	$(0.01)	$(0.10)	$(0.64)
Weighted average shares outstanding
Basic	22,807	21,534	21,850	21,477
Diluted	22,928	21,534	21,850	21,477

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (unaudited)	2012	2011	2012	2011

Net income (loss)	$1,441	$(135)	$(2,190)	$(13,684)
Other comprehensive income (loss), net of tax
Amortization of actuarial gains/losses:
Defined benefit pension plans	175	—	525	—
Other post-retirement benefit plans	(165)	(162)	(495)	(469)

Total other comprehensive income (loss)	10	(162)	30	(469)

Comprehensive income (loss)	1,451	(297)	(2,160)	(14,153)
Comprehensive loss attributable to noncontrolling interests	(42)	—	(42)	—

Total comprehensive income (loss) attributable to A. H. Belo Corporation	$1,493	$(297)	$(2,118)	$(14,153)

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,
	2012	December 31,
In thousands, except share amounts	(unaudited)	2011
Assets
Current assets:
Cash and cash equivalents	$41,008	$57,440
Accounts receivable (net of allowance of $2,621 and $2,921 at September 30, 2012 and December 31, 2011, respectively)	40,573	50,533
Inventories	10,140	9,918
Deferred income taxes, net	1,419	1,380
Assets held for sale	—	2,396
Prepaids and other current assets	7,917	6,531

Total current assets	101,057	128,198
Property, plant and equipment, at cost:
Land	37,481	36,602
Buildings and improvements	193,868	192,810
Publishing equipment	270,152	276,792
Other	126,348	131,874
Construction in process	2,639	2,005

Total property, plant and equipment	630,488	640,083
Less accumulated depreciation	(482,210)	(476,665)

Property, plant and equipment, net	148,278	163,418
Intangible assets, net	13,021	16,950
Goodwill	24,582	24,582
Investments	7,845	6,112
Deferred income taxes, net	1,199	1,452
Other assets	3,895	4,376

Total assets	$299,877	$345,088

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	September 30,
	2012	December 31,
In thousands, except share amounts	(unaudited)	2011
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,985	$18,062
Accrued compensation and benefits	18,982	18,007
Other accrued expenses	9,085	12,160
Advance subscription payments	20,520	22,491

Total current liabilities	60,572	70,720

Long-term pension liabilities	117,083	145,980
Other post-employment benefits	2,970	3,115
Other liabilities	2,627	3,794

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 19,551,999 and 19,182,236 shares at September 30, 2012 and December 31, 2011, respectively	196	192
Series B: issued 2,411,616 and 2,398,017 shares at September 30, 2012 and December 31, 2011, respectively	24	24
Additional paid-in capital	495,043	493,773
Accumulated other comprehensive loss	(63,039)	(63,069)
Accumulated deficit	(315,684)	(309,441)

Total shareholders’ equity, A. H. Belo Corporation	116,540	121,479
Noncontrolling interests	85	—

Total shareholders’ equity	116,625	121,479

Total liabilities and shareholders’ equity	$299,877	$345,088

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock			Additional	Accumulated Other
	Shares	Shares		Paid-in	Comprehensive	Accumulated	Noncontrolling
In thousands, except share amounts (unaudited)	Series A	Series B	Amount	Capital	Income/(Loss)	Deficit	Interests	Total
Balance at December 31, 2010	18,896,876	2,392,074	$212	$491,542	$2,569	$(294,450)		$199,873
Net loss	—	—	—	—	—	(13,684)	—	(13,684)
Other comprehensive loss	—	—	—	—	(469)	—	—	(469)
Issuance of shares for restricted stock units	244,803	—	3	(3)	—	—	—	—
Issuance of shares from stock option exercises	6,000	—	—	12	—	—	—	12
Income tax on stock option activity	—	—	—	(27)	—	—	—	(27)
Share-based compensation	—	—	—	2,014	—	—	—	2,014
Conversion of Series B to Series A	28,977	(28,977)	—	—	—	—	—	—
Dividends	—	—	—	—	—	(2,704)	—	(2,704)

Balance at September 30, 2011	19,176,656	2,363,097	$215	$493,538	$2,100	$(310,838)	$—	$185,015

Balance at December 31, 2011	19,182,236	2,398,017	$216	$493,773	$(63,069)	$(309,441)	$—	$121,479
Net loss	—	—	—	—	—	(2,148)	(42)	(2,190)
Other comprehensive income	—	—	—	—	30	—	—	30
Capital contributions of noncontrolling interests	—	—	—	—	—	—	127	127
Issuance of shares for restricted stock units	297,536	—	3	(3)	—	—	—	—
Issuance of shares from stock option exercises	69,326	16,500	1	161	—	—	—	162
Share-based compensation	—	—	—	1,112	—	—	—	1,112
Conversion of Series B to Series A	2,901	(2,901)	—	—	—	—	—	—
Dividends	—	—	—	—	—	(4,095)	—	(4,095)

Balance at September 30, 2012	19,551,999	2,411,616	$220	$495,043	$(63,039)	$(315,684)	$85	$116,625

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In thousands (unaudited)	2012	2011
Operating Activities
Net loss	$(2,190)	$(13,684)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	25,609	27,155
Share-based compensation	1,112	2,014
Amortization of actuarial (gains) losses	30	(469)
Earnings on equity method investments	(1,733)	(1,746)
(Gain) loss on disposal of fixed assets	(402)	359
Deferred income taxes	214	377
Provision for uncertain tax positions	6	—
Gain on recovery of investment	—	(729)
Pension plan withdrawal	—	1,988
Other non-cash items	—	381
Disposal (acquisition) of assets held for sale	2,396	(3,096)
Net changes in operating assets and liabilities:
Accounts receivable	9,960	16,686
Funds held by Belo Corp. for future pension contributions	—	3,410
Inventories	(222)	1,576
Assets held for sale	—	744
Prepaids and other current assets	(1,386)	(481)
Other assets	481	266
Accounts payable	(6,077)	(16,276)
Accrued compensation and benefits	(192)	(1,338)
Pension liabilities	(28,897)	(53,538)
Other accrued expenses	(3,081)	3,282
Advance subscription payments	(1,971)	895
Other post-employment benefits	(145)	(209)

Net cash used in operations	(6,488)	(32,433)
Investing Activities
Capital expenditures, net	(6,766)	(6,077)
Proceeds from the recovery of an impaired investment	—	729
Proceeds from sale of fixed assets	628	38
Investments in partnerships	—	(169)

Net cash used in investing activities	(6,138)	(5,479)
Financing Activities
Dividends paid	(4,095)	(2,704)
Proceeds from exercise of stock options	162	12
Capital contributions of noncontrolling interests	127	—

Net cash used in financing activities	(3,806)	(2,692)

Net decrease in cash and cash equivalents	(16,432)	(40,604)
Cash and cash equivalents at beginning of period	57,440	86,291

Cash and cash equivalents at end of period	$41,008	$45,687

Supplemental Disclosures:
Interest paid	$269	$194

Income tax paid, net of refunds	$4,570	$1,019

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

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of A. H. Belo and its subsidiaries have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Transactions between the consolidated companies have been eliminated and noncontrolling interests in less than wholly-owned subsidiaries have been reflected in the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The Company’s operating segments are defined as its newspapers within a given market. The Company has determined that according to the applicable accounting guidance all of its operating segments meet the criteria to be aggregated into one reporting segment.

New Accounting Standards. In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-08 – Intangibles – Goodwill and Other (Topic 350); Testing Goodwill for Impairment. The purpose of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company performs its annual impairment test each December 31 and the adoption of this ASU did not materially affect the Company’s financial condition, results of operations or its liquidity.

Note 2: Goodwill and Intangible Assets

The Company has recorded intangible assets consisting of goodwill and subscriber lists from its previous acquisitions. The carrying value of goodwill was $24,582, net of cumulative impairment losses of $439,509, as of September 30, 2012 and December 31, 2011. The remaining goodwill is recorded at The Dallas Morning News reporting unit.

The table below sets forth the Company’s identifiable intangible assets, consisting of subscriber lists that are amortized over an 18 year period:

	Total Subscriber Lists	The Dallas Morning News	The Providence Journal	The Press- Enterprise
Gross balance at December 31, 2011	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(97,874)	(22,896)	(64,853)	(10,125)

Net balance at December 31, 2011	$16,950	$—	$13,845	$3,105

Gross balance at September 30, 2012	$114,824	$22,896	$78,698	$13,230
Accumulated amortization	(101,803)	(22,896)	(68,132)	(10,775)

Net balance at September 30, 2012	$13,021	$—	$10,566	$2,455

Note 3: Investments

The Company owns investment interests in various entities which are recorded under the equity method or cost method of accounting or consolidated if the Company holds a controlling financial interest. Under the equity method, the Company records its share of the investee’s earnings or losses each period in other income (expense), net, in the condensed consolidated statements of operations. Under the cost method, the Company records earnings or losses when the amounts are realized. During the three months ended September 30, 2012 and 2011, the Company recorded $607 and $709, respectively, of earnings from equity method investments. During the nine months ended September 30, 2012 and 2011, the Company recorded $1,733 and $1,746, respectively, of earnings from equity method investments. The table below sets forth the Company’s investments as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Equity method investments	$6,763	$5,030
Cost method investments	1,082	1,082

Total investments	$7,845	$6,112

Investments accounted for under the equity method include the following:

•

Classified Ventures, LLC (“Classified Ventures”) - The Company and Belo jointly own 6.6 percent of Classified Ventures. The other owners include Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The two principal online businesses Classified Ventures operates are cars.com and apartments.com.

•

ShopCo Holdings, LLC, d/b/a Wanderful Media (“Wanderful”) - The Company owns an 11.4 percent interest in Wanderful, which owns FindnSave.com, a digital shopping platform where consumers can find national and local retail goods and services for sale. This platform uses the power of local media participation with advanced search and database technology to allow a consumer to view online sales circulars and local advertised offers or search for an item and receive a list of local advertisers and the price and terms offered for the searched item.

During the third quarter of 2012, The Dallas Morning News announced the Company entered into an operating agreement with a local advertising agency, forming Your Speakeasy, LLC (“Speakeasy”), which provides turnkey social media account management and content development services. The Company owns a 70 percent interest in the LLC, and accordingly, has consolidated Speakeasy’s assets, liabilities and results of operations within its consolidated financial statements as of September 30, 2012.

Note 4: Exit and Disposal Liabilities

In the second quarter of 2011, as part of cost containment measures, the Company made staffing reductions across all of its operations. These staffing reductions were substantially completed in the fourth quarter of 2011, resulting in severance and other termination costs of $3,052 and the elimination of approximately 250 positions. In the three and nine months ended September 30, 2011, the Company recorded severance and other termination costs of $1,149 and $2,011, respectively, to salaries, wages and employee benefits and paid $1,281 and $1,581, respectively, of severance and other termination benefits, resulting in a recorded liability of $430 as of September 30, 2011.

Note 5: Share-Based Compensation

On February 8, 2008, A. H. Belo established a long-term incentive plan under which eight million common shares were authorized for equity awards. In the connection with the Distribution, awards under the plan were issued to holders of Belo stock options and restricted stock units (“RSUs”). Subsequent awards can be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units or stock appreciation rights. The Company considers these awards in the calculation of its basic and diluted earnings per share. Anti-dilutive share-based awards excluded from the calculation of earnings per share consisted of 1,424 and 3,138 stock options and RSUs for the three months ended September 30, 2012 and 2011, respectively, and excluded 2,392 and 3,138 stock options and RSUs for the nine months ended September 30, 2012 and 2011, respectively.

A. H. Belo Stock Option Activity

The table below sets forth a summary of stock option activity under the A. H. Belo long-term incentive plan for the nine months ended September 30, 2012:

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2011	1,697	$16.99
Exercised	(86)	$1.90
Canceled	(69)	$15.66

Outstanding at September 30, 2012	1,542	$17.85

Vested and exercisable at September 30, 2012	1,542	$17.85

Vested and exercisable weighted average remaining contractual terms (in years)	3.0

A. H. Belo RSU Activity

Under A. H. Belo’s long-term incentive plan, the Board of Directors has awarded RSUs that vest over a period of one to three years. Upon vesting, the RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. A liability of $1,327 was recorded for the portion of the RSUs to be redeemed in cash as of September 30, 2012. During the vesting period, holders of RSUs participate in A. H. Belo dividends declared by receiving payments for dividend equivalents. The RSUs do not have voting rights. The table below sets forth a summary of RSU activity under the A. H. Belo long-term incentive plan for the nine months ended September 30, 2012:

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2011	1,002				$6.01
Granted	376				$4.82
Vested	(496)	298	198	$950	$5.10
Canceled	(32)				$6.20

Non-vested at September 30, 2012	850				$6.01

Compensation expense related to stock awards is recorded on a straight-line basis over the vesting period of the award. The table below sets forth compensation expense for the three and nine months ended September 30, 2012 and 2011, related to the vesting of stock awards and the related adjustments to record the current market value to be redeemed in cash:

	A. H. Belo				Belo
	Option Expense	RSU-Stock Expense	Total Equity Awards	RSU-Cash Expense (Benefit)	Equity Awards Expense	Total Expense (Benefit)
Three months ended September 30,
2012	$—	$189	$189	$199	$—	$388
2011	$49	$404	$453	$(814)	$—	$(361)
Nine months ended September 30,
2012	$—	$1,112	$1,112	$713	$—	$1,825
2011	$162	$1,852	$2,014	$(386)	$131	$1,759

In the first quarter of 2011, all pre-Distribution options and RSUs issued by Belo to Company employees became fully vested and the Company no longer recognizes expense for these awards.

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

The Company contributes to its pension plans in order to meet minimum funding requirements as required under the Employee Retirement Income Security Act (“ERISA”) rules. If available cash resources exist, the Company also considers making discretionary contributions to these plans in order to reduce the unfunded pension liability. The table below sets forth the required and voluntary contributions made to the Company's pension plans and the GBD Pension Plan during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
A. H. Belo Pension Plans
Required Contributions	$4,600	$10,409	$18,072	$16,305
Voluntary Contributions	—	—	10,000	30,000
GBD Pension Plan	—	—	—	8,733

Total	$4,600	$10,409	$28,072	$55,038

The 2011 contribution to the GBD Pension Plan of $8,733 represented the final amount due to this plan upon the Company’s withdrawal at January 1, 2011. Payment of this contribution was offset by $3,410 of funds held by Belo for future pension plan contributions. In October 2012, the Company made a final required contribution for fiscal year 2012 of $4,600 to the plans.

The Company estimates net periodic pension expense based on the expected return on plan assets, the interest on projected pension obligations and the amortization of actuarial gains and losses in accumulated other comprehensive loss. The table below sets forth components of net periodic pension expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest cost	$4,325	$4,675	$12,975	$14,025
Estimated return on plan assets	(4,600)	(4,175)	(13,800)	(12,525)
Amortization of actuarial losses	175	—	525	—

Net periodic pension expense (benefit)	$(100)	$500	$(300)	$1,500

In the third quarter of 2012, the Company announced it is offering, or will automatically distribute, lump sum payments to certain pension plan participants whose benefits have a present value of $30 or less. The number of participants electing to receive these lump sum payments will not be known until later in 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
401(k) Plan
Expense recognized	$356	$—	$1,109	$840
Company match	1.50%	—	1.50%	1.50%

PTS Plan
Expense recognized	$949	$1,098	$3,197	$3,424
Contributions	$—	$—	$4,508	$5,318

Note 7: Long-term Debt

The Company operates with a credit agreement (“Credit Agreement”) that has a total commitment of $25,000. The Credit Agreement is subject to a borrowing base comprised of eligible accounts receivable and inventory, which determines the available borrowing capacity. If borrowing availability falls below $7,500, a fixed charge coverage ratio covenant of 1:1 will apply.

At September 30, 2012 and December 31, 2011, the Company had eligible collateral to secure borrowings under the Credit Agreement of $31,548 and $38,680 respectively, resulting in a borrowing base of $25,000 for both dates. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $21,200 and $19,970 of borrowing capacity available under the Credit Agreement as of September 30, 2012 and December 31, 2011, respectively. The Company had no borrowings under the revolving credit facility during 2012 or 2011.

Note 8: Contingencies

On October 24, 2006, a group of former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. Plaintiffs moved for reconsideration, which motion was denied by the United States Magistrate. On July 15, 2011, the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. On August 20, 2012, the United States Court of Appeal for the Fifth Circuit affirmed the summary judgment.

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

		Fair Value Measurements Using
	Nine Months Ended September 30, 2011	Quoted Price in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Gains (Losses)
Assets held for sale	$2,396	$—	$—	$2,396	$(700)

In the third quarter of 2011, the Company reassessed the holding and selling costs of the residence and recorded an additional $300 of expense, lowering the carrying value of $2,396. During June 2012, the Company sold the residence, resulting in a gain of $14.

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

Note 10: Earnings per Share

The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Earnings (numerator)
Net income (loss) attributable to A. H. Belo Corporation	$1,483	$(135)	$(2,148)	$(13,684)

Shares (denominator)
Weighted average shares outstanding	21,960	21,534	21,850	21,477
Dilutive effect of participating securities	847	—	—	—

Weighted shares outstanding for basic EPS	22,807	21,534	21,850	21,477

Dilutive effect of employee stock options	121	—	—	—

Adjusted weighted average shares outstanding	22,928	21,534	21,850	21,477

Earnings per share:
Basic	$0.07	$(0.01)	$(0.10)	$(0.64)
Diluted	$0.06	$(0.01)	$(0.10)	$(0.64)

Note 11: Dividends

During the three and nine months ended September 30, 2012, the Company recorded and paid dividends of $1,371 and $4,095, respectively. During the three months and nine months ended September 30, 2011, the Company recorded and paid dividends of $1,351 and $2,704, respectively.

On September 13, 2012, the Company declared a special dividend of $0.24 per share and a quarterly dividend of $0.06 per share, both payable December 7, 2012, to shareholders of record and to holders of outstanding RSU awards at the close of business on November 16, 2012.

Note 12: Changes in Accounting Estimates

In the nine months ended September 30, 2012 and 2011, the Company accelerated the depreciation of certain property, plant and equipment that was determined to have a shorter remaining useful life than previously estimated. Accordingly, the Company recorded additional depreciation expense of $2,251 and $1,017 in the nine months ended September 30, 2012 and 2011, respectively. Depreciation expense over the next 18 years will increase (decrease) between $210 and $(490) as a result of these changes in estimates.

In the second quarter of 2011, the Company also revised its estimate of the unfunded projected benefit obligation it assumed in connection to the withdrawal from the GBD Pension Plan. The revision resulted in the Company recording an additional loss of $1,988.

Note 13: Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss contains actuarial gains and losses associated with the A. H. Belo Pension Plans and gains and losses resulting from negative plan amendments and other actuarial experience related to other post-employment benefit plans. The Company records amortization of accumulated other comprehensive loss in salaries, wages and employee benefits in the condensed consolidated statements of operations. Gains and losses associated with the A. H. Belo Pension Plans are amortized over the weighted average remaining life expectancy of the participants, currently estimated to be 24 years. Gains and losses associated with the Company’s other post-employment benefit plans are amortized over periods ranging between four to 12 years.

The table below sets forth the changes in accumulated other comprehensive loss as presented in the Company's condensed consolidated financial statements:

	Three Months Ended September 30,
	2012			2011
	Total	Defined Benefit Pension Plans	Other Post- Employment Benefit Plans	Total	Defined Benefit Pension Plans	Other Post- Employment Benefit Plans
Balance, beginning of period	$63,049	$64,669	$(1,620)	$(2,262)	$—	$(2,262)
Amortization	(10)	(175)	165	162	—	162

Balance, end of period	$63,039	$64,494	$(1,455)	$(2,100)	$—	$(2,100)

	Nine Months Ended September 30,
	2012			2011
	Total	Defined Benefit Pension Plans	Other Post- Employment Benefit Plans	Total	Defined Benefit Pension Plans	Other Post- Employment Benefit Plans
Balance, beginning of period	$63,069	$65,019	$(1,950)	$(2,569)	$—	$(2,569)
Amortization	(30)	(525)	495	469	—	469

Balance, end of period	$63,039	$64,494	$(1,455)	$(2,100)	$—	$(2,100)

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

The Company recognized income tax expense of $501 and $489 for the three months ended September 30, 2012 and 2011, respectively, and $1,286 and $4,538 for the nine months ended September 30, 2012 and 2011, respectively. Tax expense represents effective income tax rates of 25.8 percent and 138.1 percent, for the three months ended September 30, 2012 and 2011, respectively, and (142.3) percent and (49.6) percent, for the nine months ended September 30, 2012 and 2011, respectively. Tax expense for the nine months ended September 30, 2012 decreased due to a one-time charge of $2,961 in 2011 related to a pre-Distribution audit adjustment by the Internal Revenue Service.

The Company evaluates uncertain tax positions and recognizes a liability for the tax benefit associated with an uncertain position only if it is more likely than not the position will not be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2012 and December 31, 2011, the Company recorded a liability for uncertain tax positions of $411 and $333, respectively. Interest and penalties of $30 were recorded for the nine months ended September 30, 2012, as interest expense.

The Company currently projects taxable losses for the year 2012 for federal income tax purposes and in certain state income tax jurisdictions. Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards begin to expire in the year 2016 if not utilized.

Note 15: Property Tax Settlement

During July 2012, a Rhode Island court approved a consent judgment related to past tax assessments of real estate by the City of Providence. Under this judgment, The Providence Journal received a credit of $2,500 to be applied against future tax payments. Accordingly, other production, distribution and operating costs were reduced by $2,500 in the third quarter of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unless the context requires otherwise, all dollar and share amounts in the Quarterly Report on Form 10-Q are in thousands, except per share amounts.)

The following information should be read in conjunction with the Company’s Financial Statements filed as part of this report.

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

Overview of Significant Activity in the Third Quarter of 2012

•

During the third quarter of 2012, the Company continued to encounter strong competition for print advertising revenues from digital alternatives and other advertising mediums, but realized improvements in printing and distribution revenues as a result of new and expanded printing and distribution contracts. Total revenues declined by 1.0 percent when compared to the third quarter of 2011, due to advertising and circulation, partially offset by stronger printing and distribution revenues. Operating expenses decreased 2.6 percent, reflecting lower personnel and production-related expenses.

•

The Company continues to develop and market its portfolio of digital offerings, including 508 Digital, in which The Dallas Morning News provides marketing services such as development of mobile Web sites, search engine marketing and optimization, and social media marketing for its customers’ Web presence. Additionally, in the third quarter, The Dallas Morning News announced the Company entered into an operating agreement with a local advertising agency, forming Your Speakeasy LLC, which targets larger business customers and provides turnkey social media account management and content development services.

•

During July 2012, a Rhode Island court approved a consent judgment related to past tax assessments of real estate by the City of Providence. Under this judgment, The Providence Journal received a credit of $2,500 to be applied against future tax payments. Accordingly, other production, distribution and operating costs were reduced by $2,500 in the third quarter of 2012.

•

On September 7, 2012, the Company paid a dividend of $0.06 per share, or $1,371, to its shareholders of record and to holders of outstanding RSU awards at the close of business on August 17, 2012. On September 13, 2012, the Company declared a special dividend of $0.24 per share and a quarterly dividend of $0.06 per share, both payable December 7, 2012, to shareholders of record and to holders of outstanding RSU awards at the close of business on November 16, 2012.

•	During the third quarter of 2012 the Company’s Board of Directors authorized the repurchase of up to 1,000 shares of the Company’s Series A or Series B Common Stock.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Percentage Change	2011	2012	Percentage Change	2011
Total net operating revenues	$108,881	(1.0)%	$109,990	$322,858	(4.1)%	$336,651
Total operating costs and expenses	107,405	(2.6)%	110,268	325,678	(6.4)%	347,762
Total other income (expense), net	466	(26.3)%	632	1,916	(2.5)%	1,965

Income (loss) before income taxes	1,942	nm	354	(904)	(90.1)%	(9,146)
Income tax expense	501	2.5%	489	1,286	(71.7)%	4,538

Net income (loss)	1,441	nm	(135)	(2,190)	(84.0)%	(13,684)
Net loss attributable to noncontrolling interests	(42)	nm	—	(42)	nm	—

Net income (loss) attributable to A. H. Belo Corporation	$1,483	nm	$(135)	$(2,148)	(84.3)%	$(13,684)

“nm” – Percent change is not meaningful.

Newspaper Revenues

The Dallas Morning News

The table below sets forth the components of The Dallas Morning News’ net operating revenues for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012	Percent of Total Revenues	Percentage Change	2011	Percent of Total Revenues	2012	Percent of Total Revenues	Percentage Change	2011	Percent of Total Revenues
Advertising and marketing services	$41,621	60.0%	(2.0)%	$42,466	59.8%	$122,647	59.6%	(7.2)%	$132,149	60.4%
Display	15,057		(6.2)%	16,048		45,147		(14.2)%	52,619
Classified	7,128		1.5%	7,024		20,476		(6.5)%	21,894
Preprints	13,619		(2.7)%	13,998		40,705		(1.1)%	41,174
Digital	5,817		7.8%	5,396		16,319		(0.9)%	16,462

Circulation	22,087	31.9%	(3.8)%	22,951	32.4%	66,538	32.4%	(4.6)%	69,717	31.9%
Printing and distribution	5,638	8.1%	2.3%	5,510	7.8%	16,470	8.0%	(2.5)%	16,897	7.7%

	$69,346	100.0%	(2.2)%	$70,927	100.0%	$205,655	100.0%	(6.0)%	$218,763	100.0%

Display – Revenues decreased for the three months ended September 30, 2012, due to a decline in general advertising, partially offset by an increase in retail advertising. Revenues decreased for the nine months ended September 30, 2012 due to declines in both general and retail advertising, of which approximately $1,076 was attributable to non-recurring advertising associated with the Super Bowl which was held in the Dallas area in February 2011. The improvement in retail advertising for the three months ended September 30, 2012 is due to an increase in food, beverage and electronics advertising.

Classified – Revenues increased for the three months ended September 30, 2012, due to higher employment advertising. Revenues decreased for the nine months ended September 30, 2012, primarily due to a decline in automotive and employment advertising.

Preprint – Revenues decreased for the three and nine months ended September 30, 2012, due to a decline in newspaper advertising inserts, partially offset by higher home delivery mail advertising.

Digital – Revenues increased for the three months ended September 30, 2012, due to higher automotive, employment and real estate classified advertising and due to growth of marketing services revenue associated with 508 Digital. Revenues decreased for the nine months ended September 30, 2012, primarily due to $1,140 of non-recurring revenue associated with a discontinued digital advertising platform and $420 of non-recurring revenue associated with the 2011 Super Bowl. These revenue declines were partially offset by higher automotive, employment and real estate classified advertising and marketing services revenue associated with 508 Digital.

Advertising revenues from The Dallas Morning News niche publications were $5,727 and $5,608, for the three months ended September 30, 2012 and 2011, respectively, and $16,447 and $16,675, for the nine months ended September 30, 2012 and 2011, respectively. Revenues for Briefing and Al Dia increased for the three and nine months ended September 30, 2012, and revenues associated with Quick decreased by $114 and $830 for the three and nine months ended September 30, 2012, respectively, due to the discontinuance of this publication on August 4, 2011. Advertising revenues from niche publications are a component of total display, classified, preprint and digital revenues of The Dallas Morning News presented above.

Circulation – Revenues decreased for the three and nine months ended September 30, 2012, due to a decline in print home delivery and single copy volumes. This decline was partially offset by a price increase related to digital online delivery. The Dallas Morning News continues to assess and adjust its print and digital consumer pricing and content strategy and continues to focus on building high-quality print and digital audiences by improving and expanding its digital product portfolio.

Printing and distribution – Revenues increased in the three months ended September 30, 2012, due to increased distribution of third-party newspapers, and revenues decreased in the nine months ended September 30, 2012, due to a decline in commercial printing volumes as the Company focused on larger and more profitable customers.

The Providence Journal

The table below sets forth the components of The Providence Journal net operating revenues for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012	Percent of Total Revenues	Percentage Change	2011	Percent of Total Revenues	2012	Percent of Total Revenues	Percentage Change	2011	Percent of Total Revenues
Advertising and marketing services	$10,474	45.7%	(12.9)%	$12,028	52.9%	$33,702	48.5%	(11.8)%	$38,213	55.5%
Display	2,708		(8.3)%	2,953		8,614		(8.1)%	9,369
Classified	3,497		(19.1)%	4,320		11,871		(15.2)%	13,996
Preprints	2,907		(7.0)%	3,125		8,788		(10.3)%	9,800
Digital	1,362		(16.4)%	1,630		4,429		(12.3)%	5,048

Circulation	8,856	38.7%	5.5%	8,396	36.9%	26,107	37.5%	5.2%	24,809	36.1%
Printing and distribution	3,583	15.6%	54.4%	2,320	10.2%	9,757	14.0%	68.8%	5,780	8.4%

	$ 22,913	100.0%	0.7%	$22,744	100.0%	$69,566	100.0%	1.1%	$68,802	100.0%

Display – Revenues decreased in the three and nine months ended September 30, 2012, due to a decline in retail and general advertising.

Classified – Revenues decreased for the three months ended September 30, 2012, due to a decline in legal, automotive, obituaries, and employment advertising, partially offset by an increase in real estate advertising. For the nine months ended September 30, 2012, revenues decreased due to a decline in automotive and employment advertising.

Preprint – Revenues decreased in the three and nine months ended September 30, 2012, due to a decline in newspaper advertising inserts which was partially offset by increased home delivery mail advertising.

Digital - Revenues decreased for three months ended September 30, 2012, due to a decline in retail display advertising. For the nine months ended September 30, 2012, revenues decreased due to a decline in retail display advertising, partially offset by higher automotive classified advertising.

Circulation – Revenues increased for the three and nine months ended September 30, 2012, due to a change from a buy-sell arrangement with home delivery carriers to a fee for delivery arrangement. Under this new arrangement, higher revenues are recognized which are offset by higher distribution expenses.

Printing and distribution – Revenues increased for the three and nine months ended September 30, 2012, due to The Providence Journal’s continued expansion of single copy distribution services for national and local newspapers. The Providence Journal also increased its commercial printing services to existing customers and added a regional newspaper customer, contributing to the growth.

The Press-Enterprise

The table below sets forth the components of The Press-Enterprise net operating revenues for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012	Percent of Total Revenues	Percentage Change	2011	Percent of Total Revenues	2012	Percent of Total Revenues	Percentage Change	2011	Percent of Total Revenues
Advertising and marketing services	$10,028	60.3%	(6.6)%	$10,735	65.8%	$30,024	63.0%	(8.1)%	$32,672	66.6%
Display	2,509		2.8%	2,440		7,384		(9.7)%	8,179
Classified	2,895		(13.5)%	3,345		8,706		(11.3)%	9,819
Preprints	3,126		(6.7)%	3,350		9,384		(6.7)%	10,056
Digital	1,498		(6.4)%	1,600		4,550		(1.5)%	4,618

Circulation	3,300	19.9%	(3.0)%	3,402	20.8%	10,010	21.0%	(1.6)%	10,173	20.7%
Printing and distribution	3,294	19.8%	51.0%	2,182	13.4%	7,603	16.0%	21.8%	6,241	12.7%

	$16,622	100.0%	1.9%	$16,319	100.0%	$47,637	100.0%	(3.0)%	$49,086	100.0%

Display – Revenues increased for the three months ended September 30, 2012, due to an increase in general advertising, partially offset by a decline in retail advertising. Display advertising revenues decreased for the nine months ended September 30, 2012, due to a decline in retail advertising.

Classified – Revenues decreased in the three and nine months ended September 30, 2012, due to a decline in legal, employment, automotive, real estate and other categories.

Preprint – Revenues decreased in the three and nine months ended September 30, 2012, due to a decline in newspaper advertising inserts and home delivery mail advertising.

Digital – Revenues decreased in the three months and nine months ended September 30, 2012, due to a decline in real estate and other digital classified advertising.

Circulation – Revenues decreased in the three and nine months ended September 30, 2012, due to volume declines in daily home delivery and daily and Sunday single copy sales, and the discontinuation of The Business Press publication at the end of the second quarter of 2011.

Printing and distribution – Revenues increased in the three and nine months ended September 30, 2012, due to new commercial print and home delivery distribution contracts. The Press-Enterprise was notified in October 2012 that the new owners of a significant commercial printing customer would cease printing its publication at the Company’s Riverside facility on October 15, 2012, well before the expiration of the multi-year contract. The Company is pursuing multiple remedies and has not identified any losses which are considered probable associated with this customer.

Operating Costs and Expenses

The table below sets forth the components of the Company’s operating costs and expenses for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Percentage Change	2011	2012	Percentage Change	2011
Salaries, wages and employee benefits	$43,364	(3.6)%	$44,958	$131,992	(8.1)%	$143,552
Other production, distribution and operating costs	40,614	(3.3)%	41,996	122,835	(6.1)%	130,875
Newsprint, ink and other supplies	15,899	8.8%	14,618	45,242	2.4%	44,192
Depreciation	6,219	(15.8)%	7,386	21,680	(6.7)%	23,225
Amortization	1,309	(0.1)%	1,310	3,929	— %	3,930
Pension plan withdrawal	—	— %	—	—	nm	1,988

Total operating costs and expenses	$107,405	(2.6)%	$110,268	$325,678	(6.4)%	$347,762

Salaries, wages and employee benefits decreased for the three and nine months ended September 30, 2012, due to lower headcount and employee related expenses. During the third quarter of 2012, The Providence Journal extended voluntary separation offers to certain employee groups, resulting in the elimination of 11 positions.

Other production, distribution and operating costs decreased for the three and nine months ended September 30, 2012, primarily due to the execution of a consent judgment related to past tax assessments of real estate by the City of Providence. Under this judgment, The Providence Journal received a credit of $2,500 to be applied against future tax payments. Reduced outside service costs, including legal, consulting and temporary services, also accounted for the lower expenses for the nine months ended September 30, 2012.

Newsprint, ink and other supplies expense increased for the three months and nine months ended September 30, 2012, due to greater cost of supplements and ink. During the three months ended September 30, 2012, the Company’s publishing operations used 16,348 metric tons of newsprint at an average cost of $632 per metric ton compared to 16,164 metric tons, at average cost of $635 per metric ton for the same period in 2011. For the nine months ended September 30, 2012, the Company’s publishing operations used 47,609 metric tons of newsprint at an average cost of $629 per metric ton compared to 49,895 metric tons, at average cost of $641 per metric ton for the same period in 2011.

Depreciation expense decreased for the three and nine months ended September 30, 2012, due to lower depreciable fixed assets as a result of reduced capital spending in recent years. The lower expense was partially offset by additional depreciation expense of $370 and $1,881 in the first and second quarters of 2012 due to a change in the estimated life of certain production assets.

Pension plan withdrawal loss was $1,988 for the nine months ended September 30, 2011. This loss is related to the finalization of the allocation of the assets and liabilities from the GBD Pension Plan in the second quarter of 2011.

Interest expense related to letters of credit and unused borrowing commitments decreased for the three and nine months ended September 30, 2012. For the nine months ended September 30, 2012, this decrease was partially offset by $114 in interest expense incurred on a settlement made with the Internal Revenue Service for a tax matter from prior to the Distribution.

The Company includes in other income, net, the following items as set forth in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Percentage Change	2011	2012	Percentage Change	2011
Earnings from equity method investments	$607	(14.4)%	$709	$1,733	(0.7)%	$1,746
Interest income	29	(23.7)%	38	102	(27.7)%	141
Gain (loss) on sale of fixed assets	(68)	nm	48	402	nm	(359)
Recovery of investment previously written off	—	— %	—	—	— %	729
Other income	26	183.9%	(31)	185	(15.1)%	218

Total other income, net	$594	(22.3)%	$764	$2,422	(2.1)%	$2,475

Earnings from equity method investments decreased due to losses recognized on the Company’s interest in Wanderful, in which the Company invested in the fourth quarter of 2011. These losses partially offset the investment income recognized from Classified Ventures and the positive current year impact of the Company no longer owning an interest in Belo Investment, LLC, which previously resulted in the Company recognizing investment losses. Additionally, during the first quarter of 2011, the Company recorded a gain of $729 related to the sale of an investment that had been previously written off.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization

In addition to net income, the Company also evaluates earnings after adjusting for depreciation, amortization, interest and taxes (“EBITDA”) and after adding back pension expense, non-cash impairment expense and net investment-related losses, as applicable (“Adjusted EBITDA”). The table below sets forth the Company’s EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Percentage Change	2011	2012	Percentage Change	2011
Net income (loss) attributable to A. H. Belo Corporation	$1,483	nm	$(135)	$(2,148)	84.3%	$(13,684)
Depreciation and amortization	7,528	(13.4)%	8,696	25,609	(5.7)%	27,155
Interest expense	128	(3.0)%	132	506	(0.8)%	510
Income tax expense	501	2.5%	489	1,286	(71.7)%	4,538

EBITDA	9,640	5.0%	9,182	25,253	36.4%	18,519

Addback:
Pension expense	849	(46.9)%	1,598	2,897	(58.1)%	6,912

Adjusted EBITDA	$10,489	(2.7)%	$10,780	$28,150	10.7%	$25,431

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

Liquidity and Capital Resources

The Company believes it has sufficient access to liquidity from several sources, such as operations, existing liquid assets and from unused borrowing capacity under its Credit Agreement, to meet its foreseeable liquidity needs. The table below sets forth the Company’s sources of liquidity:

Sources of Liquidity	September 30, 2012
Cash and cash equivalents	$41,008
Accounts receivable, net	40,573

$81,581

Unused borrowing capacity	$21,200

The Company operates with a $25,000 Credit Agreement, which expires in September 2014. The Credit Agreement serves as a working capital facility and is subject to a borrowing base and other covenants and restrictions, including maintenance of defined financial ratios, restrictions on capital expenditures and dividends, and limitations on indebtedness, liens, and asset sales. The borrowing base is calculated using eligible accounts receivable and inventory, as defined in the Credit Agreement. A decrease in the borrowing base could limit the Company’s borrowing capacity. At September 30, 2012 and December 31, 2011, the Company had eligible collateral to secure the Credit Agreement of $31,548 and $38,680, respectively, resulting in a borrowing base of $25,000 at both dates. When letters of credit and other required reserves are deducted from the borrowing base, the Company had $21,200 and $19,970 of borrowing capacity available under the Credit Agreement as of September 30, 2012 and December 31, 2011, respectively. There were no borrowings outstanding under the Credit Agreement at any time during 2012 or 2011.

During the three and nine months ended September 30, 2012, the Company paid dividends of $1,371 and $4,095, respectively, to holders of outstanding RSU awards and shareholders of record on the declared record dates. On September 13, 2012, the Company declared a quarterly dividend of $0.06 per share payable and a special dividend of $0.24 per share. The quarterly dividend and special dividend are payable to shareholders of record and to holders of outstanding RSU awards at the close of business on November 16, 2012.

Operating Cash Flows and Liquidity

Net cash flows used in operations for the nine months ended September 30, 2012 and 2011, were $6,488 and $32,433, respectively. The increase in cash flows of $25,945 between these two periods is primarily due to lower pension contributions of $23,556, improvements in recurring operating cash flow of $5,291 due to cost reduction efforts, and receipt of $2,410 in the second quarter of 2012 related to the sale of the residence which had been acquired for $3,096 in the first quarter of 2011 pursuant to an employment agreement with a Company officer. These improvements were offset by $6,510 in reduced cash flow due to tax payments of $2,961 in 2012 and tax receipts of $3,549 in the first quarter of 2011 related to a prior year’s tax returns.

Investing Cash Flows

Net cash flows used in investing activities for the nine months ended September 30, 2012 and 2011, were $6,138 and $5,479, respectively, reflecting capital expenditures of $6,766 and $6,077 for the nine months ended September 30, 2012 and 2011, respectively. Proceeds were received in the first quarter of 2012 from the sale of a vacant office building and in the first quarter of 2011 from the sale of a previously impaired investment.

Financing Cash Flows

Net cash flows used in financing activities were $3,806 and $2,692 for the nine months ended September 30, 2012 and 2011, respectively. Both periods reflect dividends paid, totaling $4,095 in 2012 and $2,704 in 2011.

Contractual Obligations

During the three and nine months ended September 30, 2012, the Company made required contributions of $4,600 and $18,072, respectively, to the A. H. Belo Pension Plans. A voluntary contribution of $10,000 was made in the second quarter of 2012 for the purpose of reducing the pension liability and funding costs. In October 2012, the Company made a final required contribution for fiscal year 2012 of $4,600 to the plans.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 12, 2012, with the Securities and Exchange Commission.

Critical Accounting and Policies and Estimates

In accordance with Accounting Standards Codification ASC 810 – Consolidation, the Company consolidates the financial statements of less than wholly-owned subsidiaries and separately presents the related noncontrolling interests on each consolidated financial statement.

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

On October 24, 2006, a group of former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. Plaintiffs moved for reconsideration, which motion was denied by the United States Magistrate. On July 15, 2011, the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. On August 20, 2012, the United States Court of Appeal for the Fifth Circuit affirmed the summary judgment.

In addition to the proceeding described above, a number of other legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo Corporation’s results of operations, liquidity, or financial condition.

Item 1A.	Risk Factors

Other than as set forth below, there have been no material changes from the risk factors disclosed under the heading "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K.

Negotiated Service Agreement between the U. S. Postal Service and One of Its Major Customers Could Have a Negative Impact on Preprint Advertising Revenue

In April 2012, The United States Postal Service (“USPS”) executed a Negotiated Service Agreement (“NSA”) with one of its major customers that produces preprint advertisements distributed through direct mail and newspaper inserts by the Company and by other major newspapers across the United States. The NSA, which received regulatory approval in August 2012, provides the customer with discounted mailing rates and enables the customer to have a competitive advantage over newspaper companies in reaching consumers through a high saturation distribution program. The competitive advantage could result in the loss of preprint advertising revenue to the Company’s newspapers. The Company believes the NSA violates federal law and a lawsuit by the Newspaper Association of America challenging the regulatory approval is pending in the United States Court of Appeals for the District of Columbia Circuit.

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

Exhibit Number	Description

2.1*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-33741) (the “February 12, 2008 Form 8-K”))

3.1*	Amended and Restated Certificate of Incorporation of A. H. Belo Corporation (Exhibit 3.1 to Amendment No. 3 to A.H.Belo Corporation’s Form 10 dated January 18, 2008 (Securities and Exchange Commission File No. 001-33741) (the “Third Amendment to Form 10”))

3.2*	Certificate of Designations of Series A Junior Participating Preferred Stock of A. H. Belo Corporation dated January 11, 2008 (Exhibit 3.2 to Post-Effective Amendment No. 1 to Form 10 dated January 31, 2008 (Securities and Exchange Commission File No. 001-33741))

3.3*	Amended and Restated Bylaws of A. H. Belo Corporation, effective January 11, 2008 (Exhibit 3.3 to the Third Amendment to Form 10)

4.1*	Certain rights of the holders of A. H. Belo Corporation’s Common Stock are set forth in Exhibits 3.1-3.3 above

4.2*	Specimen Form of Certificate representing shares of A. H. Belo Corporation’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)

4.3*	Specimen Form of Certificate representing shares of A. H. Belo Corporation’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)

4.4*	Rights Agreement dated as of January 11, 2008 between A. H. Belo Corporation and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)

10.1	Financing agreements:

	(1)*	Amended and Restated Credit Agreement dated as of January 30, 2009 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “February 2, 2009 Form 8-K”))

	(2)*	Amended and Restated Pledge and Security Agreement dated as of January 30, 2009 (Exhibit 10.2 to the February 2, 2009 Form 8-K)

	(a)*	First Amendment to Amended and Restated Security Agreement dated as of May 2, 2011 (Exhibit 10.1(9) to A. H. Belo Corporation’s Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 (Securities and Exchange Commission File No. 001-33741))

Exhibit Number	Description

	(3)*	First Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2009 (Exhibit 10.1(5) to A. H. Belo Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2009 (Securities and Exchange Commission File No. 001-33741))

	(4)*	Second Amendment to the Amended and Restated Credit Agreement dated as of December 3, 2009 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2009 (Securities and Exchange Commission File No. 001-33741))

	(5)*	Fourth Amendment to the Amended and Restated Credit Agreement dated as of March 10, 2011 (Exhibit 10.1(8) to A. H. Belo Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

	(6)*	Fifth Amendment to the Amended and Restated Credit Agreement and First Amendment to Amended and Restated Security Agreement dated as of May 2, 2011 (Exhibit 10.1(9) to A. H. Belo Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 (Securities and Exchange Commission File No. 001-33741))

	(7)*	Third Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2010 (Exhibit 10.1(7) to A. H. Belo Corporation’s Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010 (Securities and Exchange Commission File No. 001-33741))

10.2	Compensatory plans and arrangements:

	(1)*		A. H. Belo Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8-K)

		(a)*	First Amendment to the A. H. Belo Savings Plan dated September 23, 2008 (Exhibit 10(2)(1)(a) to A. H. Belo Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 (Securities and Exchange Commission File No. 001-33741))

		(b)*	Second Amendment to the A. H. Belo Savings Plan effective March 27, 2009 (Exhibit 10.1 to A. H. Belo Corporation’s Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2009 (Securities and Exchange Commission File No. 001-33741) (the “April 2, 2009 Form 8-K”))

		(c)*	Third Amendment to the A. H. Belo Savings Plan effective March 31, 2009 (Exhibit 10.2 to the April 2, 2009 Form 8-K)

		(d)*	Fourth Amendment to the A. H. Belo Savings Plan dated September 10, 2009, (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No. 001-33741))

	(2) *		A. H. Belo 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)

		(a)*	First Amendment to A. H. Belo 2008 Incentive Compensation Plan effective July 23, 2008 (Exhibit 10 (2)(a) to A. H. Belo Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008 (Securities and Exchange Commission File No. 001-33741))

		(b)*	Form of A. H. Belo 2008 Incentive Compensation Plan Non-Employee Director Evidence of Grant (for Non-Employee Director Awards) (Exhibit 10.2.(2)(b) to A. H. Belo Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2010 (Securities and Exchange Commission File No. 001-33741) (the “1st Quarter 2010 Form 10-Q”))

Exhibit Number	Description

		(c)*	Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2.(2)(C) to the 1st Quarter 2010 Form 10-Q)

		(d)*	Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2012 (Securities and Exchange Commission File No. 001-33741))

		(e)*	Form of A. H. Belo Cash Long-Term Incentive Evidence of Grant (Exhibit 10.2 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2012 (Securities and Exchange Commission File No. 001-33741))

	(3)*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8-K)

		(a)*	First Amendment to the A. H. Belo Corporation Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8-K)

	(4)*		A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)

		(a)*	Amendment to the A. H. Belo Corporation Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)

	(5)*		John C. McKeon Retention and Relocation Agreement effective September 22, 2010 (Exhibit 10.2(5) to A. H. Belo Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

	(6)*		John C. McKeon Severance Agreement and General Release effective January 3, 2012 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19. 2012 (Securities and Exchange Commission File No. 001-33741))

10.3	Agreements relating to the Distribution of A. H. Belo Corporation:

	(1)*		Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

		(a)*	First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated September 14, 2009 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission file No. 001-33741))

	(2) *		Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

		(a)*	Amendment to Employee Matters Agreement as set forth in the Pension Plan Transfer Agreement dated as of October 6, 2010 (Exhibit 10.1 to the October 8, 2010 Form 8-K) (the “October 8, 2010 Form 8-K”))

	(3)*		Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

	(4)*		Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (See Exhibit 2.1 to the February 12, 2008 Form 8-K)

	(5)*		Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to A. H. Belo Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-33741) )

	(6)*		Agreement among A. H. Belo Corporation, Belo Corp., and The Pension Benefit Guaranty Corporation, effective March 9, 2011 (Exhibit 10.3(6) to A. H. Belo Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. H. BELO CORPORATION

October 31, 2012	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

October 31, 2012	By:	/s/ Michael N. Lavey
Michael N. Lavey
Vice President/Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.