Form 10-K
period 2012-12-31
A. H. Belo Corp
filed 2013-03-08
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 1-33741

(Exact name of registrant as specified in its charter)

Delaware	38-3765318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 224866, Dallas, Texas 75222-4866	(214) 977-8200
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Series A Common Stock, $.01 par value Preferred Share Purchase Rights	New York Stock Exchange

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☑
The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2012, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $76,462,961.*
Shares of Common Stock outstanding at March 1, 2013: 22,127,409 shares (consisting of 19,726,733 shares of Series A Common Stock and 2,400,676 shares of Series B Common Stock).
* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.
Documents incorporated by reference:
Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held on May 16, 2013, are incorporated by reference into Parts II and III of this Annual Report.

A. H. Belo Corporation 2012 Annual Report on Form 10-K

A. H. BELO CORPORATION
FORM 10-K

A. H. Belo Corporation 2012 Annual Report on Form 10-K

PART I
Item 1. Business
A. H. Belo Corporation (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four metropolitan daily newspapers and related websites, with publishing roots that trace to The Galveston Daily News, which began publication in 1842. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; The Press-Enterprise (www.pe.com) (Riverside, California), serving the Inland Southern California region and winner of one Pulitzer Prize; and the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas. The Company’s newspapers also publish various niche publications targeting specific audiences, and its investments include Classified Ventures, LLC, owner of cars.com, and Wanderful Media, LLC, owner of Find n Save®. A. H. Belo offers digital marketing solutions through 508 Digital and Your Speakeasy, LLC, and also owns and operates commercial printing, distribution and direct mail service businesses. In February 2008, the Company’s former parent, Belo Corp. (“Belo”) separated its publishing operations in a spin-off transaction (the “Distribution”) and A. H. Belo became an independent registrant listed on the New York Stock Exchange (NYSE trading symbol: AHC). All dollar amounts in this Annual Report on Form 10-K are in thousands, except per share amounts unless the context requires otherwise.
The Dallas Morning News’ first edition was published on October 1, 1885. It is one of the leading metropolitan newspapers in America and its success is founded upon the highest standards of journalistic excellence, with an emphasis on comprehensive local news and information and community service. The newspaper is distributed primarily in Dallas County and 10 surrounding counties. This coverage area represents the fourth most populous metropolitan area of the country. The Dallas Morning News’ nine Pulitzer Prizes were awarded for news reporting, editorial writing and photography, with the most recent awarded in April 2010. The Dallas Morning News also publishes Briefing, a condensed newspaper distributed four days per week at no charge to nonsubscribers in select coverage areas; and Al Dia, an award-winning Spanish-language newspaper published on Wednesdays and Sundays and distributed at no charge in select coverage areas. Other news products are also published targeting various communities in the North Texas area. The Dallas Morning News’ financial and operating results include the financial and operating results of the Denton Record-Chronicle.
The Providence Journal is the leading newspaper in Rhode Island and southeastern Massachusetts and is the oldest major daily newspaper of general circulation and continuous publication in the United States. The Providence Journal also publishes Journal Express, a weekly publication distributed at no charge to households in select Rhode Island communities. The Press-Enterprise is distributed in the Inland Southern California region, and includes Riverside and San Bernardino Counties. The Press-Enterprise also publishes La Prensa, a weekly Spanish-language newspaper distributed at no charge in select coverage areas, as well as The Weekly, a targeted condensed newspaper distributed mid-week at no charge to nonsubscribers, and Sunday Weekly, a publication that is distributed on Sunday at no charge to nonsubscribers. The Providence Journal and The Press-Enterprise have long histories of journalistic excellence.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 1

The Company’s primary revenue is from advertising sold in published issues of its newspapers and on the Company’s websites, the sale of newspapers to subscribers and single copy customers, and commercial printing and distribution. The following sets forth the Company’s distribution of revenue in 2012, 2011 and 2010 by type:
Advertising and Marketing Services Revenue
Advertising and marketing services revenue accounted for approximately 58.7 percent of total revenue for 2012. The Company has a comprehensive portfolio of print and digital advertising products and marketing services and includes:

•
Display – Display revenue results from sales of advertising space within the Company’s core newspapers and niche publications to local, regional or national retail and service businesses with local operations, affiliates or resellers.

•	Classified – Classified revenue, which includes automotive, real estate, employment and other, results from sales of advertising space in the classified and other sections of the Company’s newspapers.

•
Preprint – Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspapers and niche publications, or distributed by mail or third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company developed capabilities that allow its advertisers to selectively target preprint distribution at the sub-zip code level in order to optimize coverage for the advertisers’ locations.

•
Digital – Digital advertising revenue results from sales of banner, and other display advertisements and classified advertisements on the Company’s websites and on third party websites, such as Yahoo!, monster.com, and cars.com. Marketing services revenue is generated by the Company’s new product initiatives, 508 Digital and Your Speakeasy, LLC (“Speakeasy”), as discussed further in Revenue Initiatives on page 5, and consists of services provided to small to middle-market size businesses that include development of mobile websites, search engine marketing and optimization, social media account management, and content development for its customers’ web presence.

In addition to daily newspapers, the Company publishes a number of niche publications which provide a vehicle for delivery of display, classified, preprint, and digital advertising, typically to nonsubscribers of the Company’s core newspapers and typically at no charge. These publications target specific demographic groups or geographies and include Spanish-language newspapers and condensed weekly newspapers, as well as luxury and design publications that target high-income consumers in various Texas markets. Most niche publications have related websites and mobile applications, allowing digital access by consumers. The niche publications provide unique content, but also leverage the news content from the core newspapers while using the Company’s printing, distribution, and technology infrastructure to drive additional advertising revenue at a low incremental cost.

PAGE 2	A. H. Belo Corporation 2012 Annual Report on Form 10-K

The following sets forth the distribution of the Company’s advertising and marketing services revenue in 2012, 2011 and 2010 by product type:
A. H. Belo’s strategy is to increase its revenue base by diversifying its sources of revenue, particularly digital revenue. The Company is focused on advertising revenue stabilization, growth through strategic alliances with online advertisers, creation of new digital and print products that complement the Company’s core newspapers and websites, niche and specialty publications, direct mail advertising, total market coverage publications, zoned editions, and event-based publications, all of which are intended to enable the Company’s advertisers to reach new or targeted markets. These products allow existing advertisers to reach their target audience through integrated advertising campaigns, while also providing the Company a portfolio of products with which to attract new advertisers. The combined reach of the Company’s core daily newspapers, digital platforms, and niche publications allows the Company to maintain its position as a leading local media outlet in each of its markets.
Circulation Revenue
Circulation revenue accounted for approximately 31.0 percent of total revenue for 2012 and includes subscription and single copy sales revenue related to the Company’s core newspapers in print and digital formats. A. H. Belo’s steadfast commitment to producing superior, unduplicated local content enables the Company’s newspapers to charge premium subscription rates. The Dallas Morning News, The Providence Journal and The Press-Enterprise developed and implemented consumer revenue strategies, the goal of which is to maximize the amount of recurring revenue from consumers of the Company’s print and digital products and to reduce the Company’s reliance on advertising revenue. Accordingly, print home delivery and single copy prices increased by up to 76 percent in certain circulation areas in 2011. Although rates remained relatively flat in 2012, the Company continuously evaluates the willingness and ability of its subscribers to pay higher rates by geographical area and anticipates higher net effective rates in future periods.
In 2011, The Dallas Morning News implemented a subscriber content initiative by which access to certain premium content on dallasnews.com, its e-Edition and on applications for mobile and tablet devices is gated, and thereby limited to digital subscribers for varying subscription fees and to home delivery subscribers at reduced rates. Most breaking news, wire stories and classified content remain free on dallasnews.com. The Company continues to assess the level of digital content available to nonsubscribers on dallasnews.com to ensure optimization of total revenue.
The Company’s websites, which also include providencejournal.com, pe.com, and other related websites, offer users comprehensive news and information, user-generated content advertising, e-commerce, and other services. Since 2011, the Company introduced several initiatives to strengthen its ability to engage readers across multiple digital platforms with relevant local customized content and advertising. In addition to providing a digital replica of the newspapers through its e-Editions, the Company offers mobile websites and mobile applications for smart phones, tablets, and e-readers. The Company’s journalists expanded their reach and deepened engagement with audiences by delivering news and content through social media platforms, such as blogs, Facebook and Twitter, which direct traffic to its core websites. In 2012, The Dallas Morning News acquired pegasusnews.com, a local entertainment website, as well as two magazines and their related websites, Design Guide Texas and The Texas Wedding Guide. Together with FD Luxe, these acquisitions strengthen The Dallas Morning News’ position as a leading provider of online local entertainment and lifestyles news and information in its markets.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 3

Readership of the Company’s newspapers is tracked by Scarborough Research, which estimated the number of individuals reading a newspaper print edition to be 1,666,221 for The Dallas Morning News, 568,950 for The Providence Journal and 619,181 for The Press-Enterprise as included in the September 2012 Publishers’ Statements.  These readership volumes represent a reach of approximately 37 percent, 56 percent and 26 percent of the designated markets for these newspapers, respectively. The average print and digital volumes associated with A. H. Belo’s primary daily newspapers and niche publications are reported and verified by circulation audit agencies, as set forth in the table below:

	2012		2011		2010
Newspaper	Daily Circulation(a)	Sunday Circulation	Daily Circulation(a)	Sunday Circulation	Daily Circulation(a)	Sunday Circulation
The Dallas Morning News Group
The Dallas Morning News (b)	267,058	372,930	265,371	374,653	262,227	373,815
Niche publications (b) (c)	120,299	327,719	174,712	—	187,442	—
Total	387,357	700,649	440,083	374,653	449,669	373,815

The Providence Journal Group
The Providence Journal (d)	88,974	119,199	94,357	129,024	101,123	137,339
Niche publications (d)	24,310	—	23,938	—	—	—
Total	113,284	119,199	118,295	129,024	101,123	137,339

The Press-Enterprise Group
The Press-Enterprise (e)	127,350	151,642	112,228	129,409	109,079	112,357
Niche publications (e)	15,710	—	15,862	—	10,786	—
Total	143,060	151,642	128,090	129,409	119,865	112,357

(a)	Daily circulation is defined as a Monday through Saturday six-day average.

(b)
Average circulation data for The Dallas Morning News and its niche publications, including the Denton Record-Chronicle, are obtained from its Publisher’s Statement for the six-month periods ended September 30, 2012, 2011 and 2010, as filed with the Alliance for Audited Media (the “Audit Bureau”), formerly operating as the Audit Bureau of Circulations. The September 2012 statements are subject to audit. Year over year increases in reported daily circulation for 2012 and 2011 and reported Sunday circulation for 2011 are attributable to an increase in reported digital subscribers for each of these periods.

(c)
In 2012, The Dallas Morning News changed Briefing and Al Dia’s weekend circulation from Saturday to Sunday. On August 4, 2011, niche publication Quick ceased printing. During 2010, the last full year of publication, Quick had an average daily circulation of 13,301.

(d)
Average circulation data for The Providence Journal and its niche publications are obtained from its Publisher’s Statement for the twenty-six weeks ended September 30, 2012, 2011 and 2010, as filed with the Audit Bureau. The September 2012 statements are subject to audit. Year over year increases in reported digital subscribers for both daily and Sunday circulation in 2012 were offset by a decline in print subscribers during the period.

(e)
Average circulation data for The Press-Enterprise and its niche publications are obtained from its Publisher’s Statement for the six months ended September 30, 2012, as filed with the Audit Bureau, subject to audit and from its Annual Audit Report for the periods ended September 30, 2012, 2011 and 2010, as filed with Verified Audit Circulation. The September 2012 Publisher’s Statement and Annual Audit Report are subject to audit. Year over year increases in reported daily and Sunday circulation for 2012 and 2011 are attributable to an increase in reported digital subscribers for each of these periods.

Printing and Distribution Revenue
Printing and distribution revenue accounted for approximately 10.3 percent of total revenue for 2012 and includes commercial printing, distribution, and direct mail service. The Company provides commercial printing services for certain national newspapers that require regional printing, such as The Wall Street Journal, The New York Times, USA Today, and other local newspapers. Newsprint used in the production of large national newspapers is generally provided by the customer. Home delivery and retail outlet distribution services are also provided for certain national and regional newspapers delivered into the Company’s coverage areas, such as The Boston Globe and The Los Angeles Times. The Company also operates a direct mail service business in Phoenix, Arizona and Las Vegas, Nevada.
Raw Materials and Distribution
The basic material used in publishing newspapers is newsprint. Currently, most of the Company’s newsprint is obtained through a purchasing consortium. Management believes the Company’s sources of newsprint, along with available alternate sources, are adequate for the Company’s current needs.

PAGE 4	A. H. Belo Corporation 2012 Annual Report on Form 10-K

During 2012, Company operations consumed approximately 64,300 metric tons of newsprint at an average cost of $629 per metric ton. Consumption of newsprint in 2011 was approximately 67,300 metric tons at an average cost of $635 per metric ton.
The Company’s newspapers and other commercial print products are produced at facilities in each geographic market. Distribution of printed products to subscribers, retailers, and newsstands is made under terms of agreements with third-party distributors. The Company believes a sufficient number of third-party distributors exist in each geographic market to allow uninterrupted distribution of the Company’s products.
Revenue Initiatives
The Company generally operates the largest newsrooms in the markets it serves and strategically seeks to identify new product and investment opportunities that leverage the scale of its news and advertising content and its operating infrastructure, as well as complementing the Company’s subscriber base and digital platforms. In 2012, 508 Digital, a division of The Dallas Morning News, was formed, offering marketing services to small companies in the Dallas metropolitan area, that include development of mobile websites, search engine marketing and optimization, and social media marketing for its customers’ web presence. The Dallas Morning News and a local advertising agency formed Your Speakeasy, LLC, that targets middle-market business customers and provides turnkey social media account management and content development services. In addition to these digital initiatives, the Company repackaged certain niche products, such as FD Luxe, a luxury magazine and website targeting affluent residents in the Dallas area, and acquired luxury design and wedding guide publications and related websites targeting upscale builders, interior designers, and wedding related businesses in various Texas markets. The Company also acquired the assets of a Dallas entertainment and events website to position The Dallas Morning News as the premier website in the North Texas area for event and entertainment news.
The Company believes the brand equity associated with each of its newspapers continues to have significant value in their respective markets.  In 2012, The Dallas Morning News initiated a marketing campaign to strengthen its relationship with consumers and create greater awareness of the depth of its news coverage.  The marketing campaign, extending into 2013, also promotes upcoming expansion of the newspaper’s page count dedicated to local, national, and world news.
Other Interests
In addition to its core newspaper operations, A. H. Belo and Belo, together own 6.6 percent of Classified Ventures, LLC (“Classified Ventures”), a joint venture in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The two principal online businesses that Classified Ventures operates are cars.com and apartments.com. A. H. Belo and Belo, through Belo Lead Management, LLC, also invested in ResponseLogix, Inc., operating as Digital Air Strike (www.digitalairstrike.com). Digital Air Strike provides automotive dealers a suite of digital marketing communications, behavioral targeting and social media solutions.
The Company owns an 11.9 percent interest in Wanderful Media, LLC (“Wanderful”), which owns Find n Save®, a digital shopping platform where consumers can find national and local retail goods and services for sale. This platform combines local media participation with advanced search and database technology to allow a consumer to view online sales circulars and local advertised offers, or search for an item and receive a list of local advertisers and the price and terms offered for the searched item.
During the third quarter of 2012, the Company and a local advertising agency entered into an operating agreement and formed Your Speakeasy, LLC, as discussed above in Revenue Initiatives. The Company owns a 70 percent interest in Speakeasy, and accordingly, consolidated this company’s assets, liabilities and results of operations within its Consolidated Financial Statements.
Prior to December 31, 2011, A. H. Belo and Belo each owned a 50 percent interest in Belo Investment, LLC (“Belo Investment”), which held various real estate properties including The Belo Building, a 17-story downtown Dallas office building formerly occupied by A. H. Belo, related parking sites and other downtown Dallas real estate. Effective December 31, 2011, the Company exchanged its membership interest in Belo Investment for an equitable division of its net assets, which resulted in a loss on the investment of $5,018. In the exchange, the Company received three commercial parking lots and another property in downtown Dallas. See the Consolidated Financial Statements, Note 3 – Investments.
Competitive Strengths and Challenges
The Company’s strengths are:

•	established, well-known and trusted brands within each of its markets

•	a strong, cohesive and stable senior management team, with significant sector experience, focused on strategy and execution

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 5

•	the ability to innovate and develop new product and service offerings which leverage the Company’s brand equity, existing content, distribution platforms, technologies and relationships

•
four daily metropolitan newspapers with significantly greater scale of news gathering resources to cover the Company’s local markets and produce superior local content at a scale competitors are unlikely to duplicate

•	an affluent and educated demographic base in its largest market

•	the ability to market, in print and/or digitally, products and services to large and targeted audiences at low marginal costs

•	sales personnel with knowledge of the marketplaces in which the Company conducts its business and relationships with current and potential advertising clients

•	the ability to effectively manage operating costs according to market pressures
The Company’s newspapers, and the newspaper industry as a whole, continue to experience challenges to maintain and grow print revenue and circulation. This results from, among other factors, increased competition from other media, particularly the Internet. The decline in advertising revenue was particularly realized in the display and classified categories, as advertising budgets were reduced and advertisers shifted to other media. In response to these advertising decreases, A. H. Belo continues to diversify its revenue base by introducing new marketing services, increasing circulation prices, and expanding the reach of its online and printed niche products to wider audiences.
The Company also developed broad digital strategies designed to provide readers with multiple platforms for obtaining online access to local news coverage while protecting the Company’s core print business. The Company increased its efforts to obtain key demographic data from readers, which allow the Company to provide digital content most desired by readers, and to modify marketing and distribution strategies to enable the Company’s newspapers and websites to reach audiences most valued by advertisers. The Company established strategic relationships with major Internet companies, and invested in certain companies with innovative products and/or technologies. In selected cases, A. H. Belo markets, uses and sells products and services provided by companies in which it invested. A. H. Belo also increased its focus on neighborhood and other local community and regional news, both in print and online.
As a result of declining revenue, the Company implemented measures to control operating expenses. These measures include reducing the Company’s workforce and benefits, and restructuring the Company’s newspapers through organizational realignments.
Strategies and Opportunities
A. H. Belo is committed to publishing newspapers and digital content of the highest quality and integrity, and creating and developing innovative print and digital products addressing the needs of consumers and advertisers. The Company’s goal is to produce positive net income and cash flow and create value for shareholders over the long-term through stock price appreciation and dividends. The Company intends to achieve these objectives through the following strategies:

•	market existing print and digital products in an integrated manner that creates sustainable revenue and earnings

•	diversify revenue streams through development of innovative new products and services targeted at burgeoning markets

•	optimize and leverage marketing and sales capabilities, including consumer demographic data, to implement initiatives that enable advertisers to reach high value consumers more effectively

•	produce quality local content in the communities served and efficiently manage content to drive revenue over multiple delivery platforms, including print, the Internet and mobile devices

•
continue to keep costs closely aligned with revenue, maintain strong liquidity to support future business and product initiatives, and provide flexibility to meet strategic investment opportunities and other cash flow requirements

•	strengthen and improve the Company’s underlying technology platform while continuously leveraging technology and other innovations to reduce expenses

PAGE 6	A. H. Belo Corporation 2012 Annual Report on Form 10-K

Competition
The Dallas Morning News competes with one metropolitan daily newspaper in certain areas of the Dallas/Fort Worth metroplex. The Providence Journal competes with four daily newspapers in Rhode Island and southeastern Massachusetts. The Press-Enterprise competes with seven daily newspapers in the Inland Southern California area. The Company’s newspapers, including its niche publications, face competition for advertising and circulation revenue in varying degrees from other newspapers and specialized publications distributed in its circulation areas, including nationally circulated newspapers, television, radio, magazines, direct-mail, the Internet, and other advertising media. The secular shift from print to digital media increased competition for audience and advertising from a wide variety of digital alternatives, including news and social media websites, online advertising networks and exchanges, online classified services, advertisements on mobile devices, and other new media formats. The Company’s newspapers compete for advertising revenue based on the size and demographics of its subscriber base, advertising results, rates, and customer service.  Competition for readers is primarily based on the mode of delivery, quality of the Company’s journalism, price, timeliness of its interaction with audiences, and customer service.
The Company’s websites and digital applications face competition from Internet sites that provide news, aggregated content from different sources, and sites that allow users to generate content.  Competition for advertising revenue is encountered from websites providing platforms for classified advertisements, and major search engines, such as Google and Yahoo!, which offer directory information for local businesses with enhanced functionality, such as mapping and links to reviews. In addition, other forms of digital distribution, such as applications for smart phones and tablets, compete for digital advertising revenue with the Company’s websites and digital applications.
Seasonality
A. H. Belo’s advertising revenue are subject to moderate seasonality, with advertising revenue typically higher in the fourth calendar quarter of each year because of the holiday shopping season. The level of advertising sales in any period may also be affected by advertisers’ decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand and general economic conditions.
Employees
As of December 31, 2012, the Company had approximately 1,800 full-time and 250 part-time employees, of which approximately 290 employees are represented by various employee unions. All union-represented employees are located in Providence, Rhode Island. The Company believes its relations with its employees are satisfactory.
Available Information
A. H. Belo maintains its corporate website at www.ahbelo.com. The Company makes available on its website, free of charge, this Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports, as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 7

Item 1A. Risk Factors
Sections of this Annual Report on Form 10-K and management’s comments from time to time may contain forward-looking statements that are subject to risks and uncertainties. These statements are based on management’s current knowledge and estimates of factors affecting the Company’s operations, both known and unknown. Readers are cautioned not to place undue reliance on such forward-looking information as actual results may differ materially from those currently anticipated. In addition, a number of other factors (those identified elsewhere in this document and others, both known and unknown) may cause actual results to differ materially from expectations.
A. H. Belo’s businesses operate in highly competitive media markets, and the Company’s ability to maintain market share and generate revenue depends on how effectively the Company competes with existing and new competition.
The Company’s businesses operate in highly competitive media markets. A. H. Belo’s newspapers compete for advertising and circulation revenue with other newspapers, websites, digital applications, magazines, television, radio, direct mail, and other media. The proliferation of the Internet and expansion of digital media and communications, particularly mobile applications, and the development of tablet and mobile devices, increased some consumers’ preferences to receive all or part of their news and information digitally. Websites such as craigslist.com, monster.com, and cars.com provide an efficient forum for reaching wide but targeted audiences for classified advertisements. Websites such as Google and Yahoo! are successful in gathering national, local, and entertainment news and information from multiple sources and attracting a broad readership base. The continued development and deployment of new technologies and greater competition from other media increases the challenges to the Company to provide competitive offerings to retain its print and digital customer base of both advertisers and subscribers. Circulation revenue and the Company’s ability to achieve price increases for its print products may be affected by competition from other publications and other forms of media available in the Company’s various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among certain demographic groups. A. H. Belo may incur higher costs competing for advertising dollars and paid circulation, and if the Company is not able to compete effectively for advertising dollars and paid circulation, revenue may decline and the Company’s financial condition and results of operations may be adversely affected.
A. H. Belo may be unsuccessful in providing desired types of news and information content on digital platforms.
The Company increased the functionality of the websites associated with its core newspapers and offered applications for smart phones, tablet devices, and e-readers. These digital platforms offer consumers varying levels of access to similar content offered within the respective newspaper, as well as late-breaking local, national, and international news stories, and interactive content, such as video, blogs, and Twitter feeds. However, the frequency, types and depth of news desired by digital users may not be predictable or consistent with the news and other content offered on the Company’s digital platforms and the costs to attract and retain such consumers may be unprofitable to the Company’s operations.
A. H. Belo may be unable to respond to changing perceptions of advertisers about the effectiveness of print advertising.
Historically, newspaper publishing was viewed as a cost-effective method of delivery for various forms of advertising. To the extent advertisers shift expenditures to other media, the Company’s ability to provide effective low-cost advertising may suffer. Additionally, digital advertising can provide tools to measure advertising effectiveness. To the extent the Company is not able to provide comparable data to support the effectiveness of print advertising, it may be unable to compete effectively against digital advertising.
There can be no assurance that the Company’s product and service initiatives will be successful.
The Company continuously introduces product and service initiatives to develop new advertising and market services revenue and to respond to challenges of maintaining revenue in existing markets. These initiatives may not be successful for advertisers, scalable or profitable versus expectations and could result in unprofitable financial performance.
An agreement between the U. S. Postal Service and a major preprint advertiser could have a negative effect on preprint advertising revenue.
The United States Postal Service provides certain businesses including a national preprint advertiser, with discounted mailing rates. This arrangement allows the advertiser to have a competitive advantage over newspaper companies in reaching consumers through a high saturation distribution program and could result in the loss of preprint advertising revenue to the Company’s newspapers. The Company believes the arrangement violates federal law. A lawsuit by the Newspaper Association of America challenging the regulatory approval is pending in the United States Court of Appeals for the District of Columbia Circuit.

PAGE 8	A. H. Belo Corporation 2012 Annual Report on Form 10-K

The state of the economy may continue to adversely affect the Company’s business, financial condition and results of operations.
The Company’s revenue is sensitive to discretionary spending available to advertisers and subscribers in markets we serve, as well as their perceptions of economic softness and uncertainty. Continued weak economic indicators in various regions across the nation, such as high unemployment rates, weakness in housing and continued uncertainty caused by national and state governments’ inability to resolve fiscal issues in a cost efficient manner to taxpayers may adversely impact consumer sentiment. These conditions could impair the Company’s ability to maintain and grow its advertiser or subscriber base and revenue.
Decreases in circulation may adversely affect A. H. Belo’s advertising and circulation revenue.
A. H. Belo’s newspapers, and the newspaper industry as a whole, are challenged to maintain and grow print circulation volume. To the extent recent volume declines cannot be offset by rate increases the Company will realize lower circulation revenue. Circulation volume declines could also result in lower rates and volumes of advertising revenue. As a result, profitability could decline as the Company may be unable to maintain efficiencies in its cost structure.
Access to credit may be adversely affected by an uncertain outlook for the newspaper industry and the Company.
In January 2013, the Company voluntarily terminated its $25,000 credit agreement (the “Credit Agreement”) to provide greater financial and operating flexibility and eliminate direct and indirect costs related to the Credit Agreement. If future debt financing is required, uncertainty regarding A. H. Belo or the newspaper industry’s prospective performance may result in unavailable credit or unfavorable financing terms for the Company. These conditions could require the Company to take unplanned cost reduction measures to appropriately conserve cash or result in the inability to take advantage of potential business opportunities.
The Company’s potential inability to successfully execute cost control measures could result in total operating costs that are greater than expected.
The Company took steps to lower its costs by reducing staff, employee benefits, and implementing general cost control measures. Although the Company continues its cost control efforts, if revenue decline further, the ability to reduce costs to match revenue declines could be limited. If the Company does not achieve expected savings or if operating costs increase due to the creation and development of new products or otherwise, total operating costs may be greater than anticipated.
The Company could also experience inflationary pressures from suppliers and be unable to generate additional revenue or additional cost reductions to offset these inflationary pressures. The Company’s inability to offset inflationary pressures could adversely affect its financial condition and results of operations. The basic raw material for newspapers is newsprint, the cost of which for the last three years represented between approximately 8.0 percent and 9.3 percent of A. H. Belo’s revenue. The price of newsprint historically fluctuated significantly. Consolidation in the North American newsprint industry reduced the number of suppliers and led to paper mill closures and conversions to other grades of paper, which in turn decreased overall newsprint capacity and increased the likelihood of higher prices. A. H. Belo currently purchases most of its newsprint through a purchasing consortium. Significant increases in newsprint costs or the Company’s inability to obtain an adequate supply of newsprint in the future could adversely affect its financial condition and results of operations.
Recently enacted health care mandates may require the Company to evaluate the scope of health care benefits offered to its workforce and the method in which health care benefits are delivered. These mandates may increase the Company’s and employees’ costs due to expansion of coverage and benefits that companies may be required to offer employees and potential future increases in medical costs.
The Company believes that appropriate steps are being taken to control costs. However, if costs are not managed properly, such steps may affect the quality of A. H. Belo’s products and its ability to generate future profits, and could result in impairment to the Company’s goodwill and other long-lived assets.
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

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 9

A. H. Belo’s business may be negatively affected by work stoppages, slowdowns, or strikes by its employees.
One of A. H. Belo’s primary newspapers, The Providence Journal, is a party to collective bargaining agreements with unions representing approximately 290 employees. These agreements expire between 2013 and 2016 unless extended. A. H. Belo cannot predict the results of negotiations related to future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in the Company’s business, or the possible effect of future collective bargaining agreements on the Company’s business, financial condition, and results of operations. The Company also cannot assume that strikes or work stoppages will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could adversely affect the Company’s business, financial condition, and results of operations.
Market conditions could increase the funding requirements associated with the Company’s pension plans.
On January 1, 2011, A. H. Belo Pension Plans I and II (collectively, the “A. H. Belo Pension Plans”) were established to assume the assets and liabilities transferred from The G. B. Dealey Retirement Pension Plan (the “GBD Pension Plan”) associated with current and former employees of the Company. The Company, as sole sponsor of the A. H. Belo Pension Plans, must meet certain pension funding requirements established by law. Instability in global and domestic capital markets may result in low returns on the assets contributed to the A. H. Belo Pension Plans. Additionally, low yields on corporate bonds may decrease the discount rate, resulting in a higher funding obligation. Although legislation was enacted into law which provided limited funding relief in 2012, as described in the Consolidated Financial Statements, Note 10 – Pension and Other Retirement Plans, these conditions could materially increase the funding requirements associated with the A. H. Belo Pension Plans, which could have an adverse impact on the Company’s liquidity and financial condition.
Adverse results from new litigation or governmental proceedings or investigations could adversely affect A. H. Belo’s business, financial condition and results of operations.
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
A. H. Belo directors and executive officers hold approximately 58 percent of the voting power of the Company’s outstanding voting stock as of December 31, 2012. A. H. Belo’s Series A common stock has one vote per share and Series B common stock has 10 votes per share. Except for certain extraordinary corporate transactions, generally all matters to be voted on by A. H. Belo’s shareholders must be approved by a majority of the voting power of the Company’s outstanding voting stock, voting as a single class. Certain extraordinary corporate transactions, such as a merger, consolidation, sale of all or substantially all of the Company’s assets, or a dissolution, the alteration, amendment, or repeal of A. H. Belo’s bylaws by shareholders, and certain amendments to A. H. Belo’s certificate of incorporation, require the affirmative vote of the holders of at least two-thirds of the voting power of the outstanding voting stock, voting as a single class. Accordingly, A. H. Belo’s directors and executive officers will have significant influence over the Company’s management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions. This ownership may limit other shareholders’ ability to influence corporate matters and, as a result, A. H. Belo may take actions that some shareholders do not view as beneficial.
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
Item 1B. Unresolved Staff Comments
None.

PAGE 10	A. H. Belo Corporation 2012 Annual Report on Form 10-K

Item 2. Properties
The Company’s principal operations are located as follows:

Operations	Ownership	Location
A. H. Belo and The Dallas Morning News
Corporate and The Dallas Morning News’ headquarters (a)	Owned	Dallas, Texas, downtown
Printing facilities	Owned	Plano, Texas
Office building, warehouse	Owned	Denton, Texas, downtown
Direct mail offices and warehouse	Leased	Phoenix, Arizona; Las Vegas, Nevada

The Providence Journal
Office building	Owned	Providence, Rhode Island, downtown
Printing facilities	Owned	Providence, Rhode Island

The Press-Enterprise
Office building	Owned	Riverside, California
Printing facilities	Owned	Riverside, California

(a)
The Corporate and The Dallas Morning News’ headquarters include two office buildings, a parking garage and adjacent land that are part of a ten-acre campus in downtown Dallas, Texas. Other properties on this campus are owned and used by Belo in its operations. The Company leased certain storage facilities in its parking garage and a parcel of land to Belo under a long-term ground lease which provides an option to purchase for nominal value.

In addition to the properties above, the Company’s newspapers or other operating units hold various real estate assets that are nonessential to operations, including a warehouse/distribution facility in South Dallas that formerly served as a collating facility for The Dallas Morning News, various commercial buildings, parking lots and land. These real estate assets are currently marketed for sale.
Item 3. Legal Proceedings
On October 24, 2006, a group of former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo-related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consisted of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. Plaintiffs moved for reconsideration, which motion was denied by the United States Magistrate. On July 15, 2011, the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. On August 20, 2012, the United States Court of Appeal for the Fifth Circuit affirmed the grant of summary judgment. Plaintiffs’ time to file a petition for review with the United States Supreme Court expired in November 2012. This matter is now concluded.
In addition to the proceeding described above, a number of other legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 11

PART II
Item 4. Mine Safety Disclosures
None.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s authorized common equity consists of 125,000,000 shares of common stock, par value $.01 per share. The Company has two series of common stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Shares of Series B common stock are entitled to 10 votes per share on all matters submitted to a vote of shareholders, and shares of Series A common stock are entitled to one vote per share. Transferability of the Series B common stock is limited to family members and affiliated entities of the holder, and shares of Series B common stock are convertible at any time on a one-for-one basis into shares of Series A common stock and upon a transfer other than as described above, Series B common stock automatically convert into Series A common stock. Shares of the Company’s Series A common stock are traded on the New York Stock Exchange (NYSE trading symbol: AHC) and began trading on February 11, 2008. There is no established public trading market for shares of Series B common stock.
The declaration of dividends is subject to the discretion of A. H. Belo’s Board of Directors, and any determination as to the payment of such dividends, as well as the amount and timing of such dividends, will depend on, among other things, A. H. Belo’s results of operations and financial condition, earnings, capital requirements, other contractual restrictions, prospects, applicable law, general economic and business conditions, and other future factors that are deemed relevant. The Board of Directors generally declares dividends the quarter preceding its stated measurement and payment dates. A. H. Belo cannot provide any assurance that any dividends will be declared and paid due to the foregoing factors and the factors discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The table below sets forth the high and low sales prices reported on the New York Stock Exchange for a share of the Company’s common stock and the cash dividends per share declared for the past two years:

	Stock Price			Dividends
	High	Low	Close	Declared
2012
Fourth quarter	$5.30	$4.38	$4.65	$0.06
Third quarter	5.04	3.96	4.83	0.30
Second quarter	5.01	3.60	4.02	0.06
First quarter	6.49	4.47	4.89	0.06

2011
Fourth quarter	$5.44	$3.82	$4.75	$0.12
Third quarter	7.64	4.03	4.20	0.06
Second quarter	8.64	6.39	7.44	0.06
First quarter	8.93	7.00	8.36	—
The closing price of the Company’s Series A common stock as reported on the New York Stock Exchange on March 1, 2013, was $5.14. The approximate number of shareholders of record of the Company’s Series A and Series B common stock at the close of business on March 1, 2013, was 471 and 210, respectively.
On February 1, 2013, the Company paid the $0.06 per share dividend declared in the fourth quarter of 2012. On March 7, 2013, the Company declared a dividend of $0.06 per share to shareholders of record and holders of RSUs as of the close of business on May 17, 2013, payable on June 7, 2013.
Equity Compensation Plan Information
The information set forth under the heading “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders, to be held on May 16, 2013, is incorporated herein by reference.

PAGE 12	A. H. Belo Corporation 2012 Annual Report on Form 10-K

Issuer Purchases of Equity Securities
In 2012, the Company’s Board of Directors authorized the purchase of up to 1,000,000 shares of the Company’s Series A or Series B common stock through open market purchases, privately negotiated transactions or otherwise. As of December 31, 2012, the Company purchased 74,130 shares of Series A common stock for $350. All purchases were made through open market transactions.
Sales of Unregistered Securities
During 2012, 2011 and 2010, shares of the Company’s Series B common stock in the amounts of 12,961, 30,057 and 207,806, respectively, were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption under Section 3(a)(9) of the Securities Act.
Performance Graph
The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
The graph below compares the annual cumulative shareholder return on an investment of $100 on February 11, 2008, with a closing price of $14.40 per share, in A. H. Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with the cumulative total return, assuming reinvestment of dividends, of a similar investment in (1) companies on the Standard & Poor’s 500 Stock Index, and (2) the 2012 group of peer companies selected on a line-of-business basis and weighted for market capitalization. The Company’s peer group includes the following companies: Gannett Co., Inc., The E. W. Scripps Company, Journal Communications, Inc., Lee Enterprises, Incorporated, The McClatchy Company, Media General, Inc and The New York Times Company. A. H. Belo is not included in the calculation of peer group cumulative total shareholder return on investment.

Total Return Performance
(per share)
$120
$100
$80
$60
$40
$20
$0
02/11/08
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
A. H. Belo Corporation
S&P 500
AHC Peer Group Index

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 13

Item 6. Selected Financial Data
The table below sets forth selected financial data of the Company for each of the years ended 2009 through 2012, and for the partial 2008 year, beginning February 11, 2008, when the Company became an independent registrant listed on the New York Stock Exchange. For a more complete understanding of this selected financial data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes.

	As of and for the years ended December 31,
In thousands, except per share amounts	2012	2011	2010	2009	2008
Total net operating revenues	$440,046	$461,503	$487,308	$518,348	$637,314
Total operating costs and expenses	440,678	466,915	625,377	636,659	699,271
Net loss from operations	(632)	(5,412)	(138,069)	(118,311)	(61,957)
Total other income (expense), net	2,783	(510)	6,259	(2,059)	(3,420)
Income tax expense (benefit)	1,732	5,011	(7,575)	(12,475)	(15,857)
Net income (loss)	419	(10,933)	(124,235)	(107,895)	(49,520)
Net loss attributable to noncontrolling interests	(107)	—	—	—	—
Net income (loss) attributable to A. H. Belo Corporation	$526	$(10,933)	$(124,235)	$(107,895)	$(49,520)

Total assets	$291,939	$345,088	$420,049	$404,427	$552,263
Total liabilities	$189,879	$223,609	$220,176	$82,830	$127,732
Total shareholders’ equity	$102,060	$121,479	$199,873	$321,597	$424,531
Cash dividends recorded per share	$0.48	$0.18	$—	$—	$0.63
Other income and expense for 2008 includes $2,983 for interest on intercompany notes payable to Belo. On February 8, 2008, in connection with the Distribution, Belo contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to Belo by the Company and its subsidiaries. This transaction effectively settled the notes payable balances. Transactions prior to the Distribution reflect the direct operating expenses of the businesses with allocation of certain Belo corporate expenses for services provided by Belo. The Company believes the allocation methods to be reasonable.

PAGE 14	A. H. Belo Corporation 2012 Annual Report on Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following information should be read in conjunction with the other sections of this Annual Report on Form 10-K. Statements in this Annual Report on Form 10-K concerning A. H. Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, impairments, business initiatives, pension plan contributions and obligations, real estate sales, future financings, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those statements.
Such risks, uncertainties, and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership methods, patterns and demography; and audits and related actions by the Alliance for Audited Media; challenges implementing increased subscription pricing and new pricing structures; challenges in achieving expense reduction goals in a timely manner, and the resulting potential effect on operations; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by new and existing competitors and suppliers; consumer acceptance of new products and business initiatives; labor relations; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, and co-owned ventures and investments; pension plan matters; general economic conditions and changes in interest rates; significant armed conflict; acts of terrorism; and other factors beyond the Company’s control, as well as other risks described elsewhere in this Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the SEC.
OVERVIEW
A. H. Belo Corporation
A. H. Belo, headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four metropolitan daily newspapers and related websites, with publishing roots that trace to The Galveston Daily News, which began publication in 1842. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com) (Dallas, Texas), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com) (Providence, Rhode Island), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; The Press-Enterprise (www.pe.com) (Riverside, California), serving the Inland Southern California region and winner of one Pulitzer Prize; and the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas. The Company publishes various niche publications targeting specific audiences, and its investments include Classified Ventures, LLC, owner of cars.com, and Wanderful Media, LLC, owner of Find n Save®. A. H. Belo offers digital marketing solutions through 508 Digital and Speakeasy, and also owns and operates commercial printing, distribution and direct mail service businesses.
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
Basis of Presentation
The Consolidated Financial Statements in this Annual Report on Form 10-K include the accounts of A. H. Belo and its subsidiaries. Transactions between the entities comprising the Company were eliminated and noncontrolling interests in less than wholly-owned subsidiaries were recorded in the Consolidated Financial Statements. All references to earnings per share represent diluted earnings per share. All dollar amounts are in thousands, except per share amounts, unless the context requires otherwise.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 15

Overview of 2012 Significant Transactions
The following significant transactions and events affected A. H. Belo’s results of operations and financial position during 2012:

•
Advertising and circulation revenue decreased by 8.6 percent and 2.4 percent, respectively, generally due to volume declines. The Company’s printing and distribution revenue increased 16.2 percent as a result of new contracts. Operating costs decreased by 5.6 percent due to general cost reduction efforts.

•	The Company expanded its digital presence through investments in Speakeasy and 508 Digital, a division of The Dallas Morning News.

•
During July 2012, a Rhode Island court approved a consent judgment related to past tax assessments of real estate by the City of Providence. Under this judgment, The Providence Journal received a credit of $2,500 to be applied against future tax payments. Accordingly, other production, distribution, and operating costs were reduced by $2,500.

•
In December 2012, The Press-Enterprise ceased printing certain commercial products due to unprofitable margins. The Company recorded a charge to earnings of $3,081, of which $2,444 represented asset impairments and $637 represented severance and other termination costs.

•	The Company recorded $2,251 of accelerated depreciation for certain production-related assets determined to have a shorter life.

•
A charge of $10,613 was recorded to other comprehensive loss as a result of lower discount rates being applied against the projected benefit obligations associated with the A. H. Belo Pension Plans. Contributions of $32,672 were made by the Company to these plans in 2012, of which $10,000 were voluntary.

•	Dividend proceeds of $2,427 were received from an equity method investee, reducing the carrying value of this investment.

•	Proceeds of $2,410 were received from the sale of a residence acquired by the Company under an employment agreement with an officer, resulting in a gain of $14.

•	Dividends totaling $10,947 were recorded and paid to shareholders and to holders of restricted stock units.

•
The Company’s Board of Directors authorized the purchase of 1,000,000 shares of the Company’s Series A or B common stock. A total of 74,130 Series A shares were acquired through open market transactions for $350 as of December 31, 2012.

•
In December 2012, management determined its $25,000 Credit Agreement was no longer required based on the Company’s continued ability to generate sufficient cash flows to meet operating requirements. On January 4, 2013, the Company completed a voluntary termination of this agreement and expensed the remaining unamortized debt issuance costs of $401.

PAGE 16	A. H. Belo Corporation 2012 Annual Report on Form 10-K

RESULTS OF OPERATIONS
Consolidated Results of Operations
This section contains a discussion and analysis of net operating revenues, expenses, and other information relevant to an understanding of results of operations for 2012, 2011 and 2010.
The table below sets forth the components of A. H. Belo’s net operating revenues for the last three years:

	Years Ended December 31,
	2012	Percentage Change	2011	Percentage Change	2010
Advertising and marketing services	$258,223	(8.6)%	$282,621	(8.9)%	$310,309
Circulation	136,506	(2.4)%	139,892	(0.8)%	141,091
Printing and distribution	45,317	16.2%	38,990	8.6%	35,908
	$440,046	(4.6)%	$461,503	(5.3)%	$487,308
In 2012, 2011 and 2010, the Company’s advertising and marketing services revenue were adversely affected by competitive and economic pressures. The continued shift of advertising expenditures to other forms of media and the increased accessibility to free online news content, as well as news content from other sources, resulted in a loss of advertising and paid circulation volumes and revenue. The Company was successful in slowing the year-over-year revenue declines in each of the last five years. The most significant loss of advertising revenue was realized in display and classified advertising. Loss of classified advertising dollars is partially offset with higher digital advertising revenue associated with online classified advertising. As a result of these economic, secular, and strategic factors, advertising revenue as a percent of A. H. Belo’s revenue steadily decreased from 63.7 percent in 2010 to 58.7 percent in 2012. The Company expects newspaper advertising revenue will continue to decrease in 2013.
In response to the loss of advertising, the Company intensified sales efforts to existing and new advertising customers, offering customized packages to better meet advertisers’ needs. The Company also increased circulation of its niche publications to nonsubscribers in order to generate a greater audience for the Company’s advertisers. Niche publications, such as Al Dia and Briefing, modified their circulation to include Sunday editions in order to attract additional advertisers.
In order to reduce its reliance on advertising revenue, the Company implemented circulation pricing strategies and aggressively expanded its printing and distribution operations. These strategies, based on superior, unduplicated local content and active customer engagement, allowed the Company to raise circulation rates in 2010 and 2011, resulting in increasing revenue from a smaller subscriber base. In 2012 and 2011, the Company initiated marketing campaigns for its newspapers, promoting the newspapers’ brand equity and the depth of its newsroom coverage. Subscription rates for the Company’s core newspapers remained relatively flat during 2012. The Company believes that strategic pricing opportunities in certain demographic areas continue to exist and will explore the price sensitivity within its markets for digital and print subscriptions as well as single copy sales.
The Company’s newspapers aggressively market the capacity of its printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. The Company was successful in growing this revenue by 16.2 percent and 8.6 percent in 2012 and 2011, respectively, but anticipates lower revenue in 2013, as a result of the loss of a major printing contract in Riverside resulting from a former customer being acquired.
The Company implemented various initiatives to bolster digital offerings and revenue and to introduce new product initiatives that leverage technology assets. The Company redesigned its flagship websites, offering comprehensive news coverage updated throughout the day, as well as digital replicas of its newspapers through its e-Editions. These websites offer mobile versions and can be accessed through mobile applications for smart phones, tablets and e-readers.
In 2012, The Dallas Morning News and its marketing solutions group, DMNmedia, reached an agreement with LocalEdge, Hearst Corporation’s full service Internet marketing business, to resell LocalEdge’s digital solutions to small business under the name of 508 Digital in the Dallas/Fort Worth areas. These solutions include website development and maintenance, video, search engine marketing, search engine optimization, mobile advertising, and email marketing. The Dallas Morning News will also offer advertising analytics and online reputation management services. The Company also entered into a joint venture with a local advertising agency, forming Your Speakeasy, LLC, that targets middle-market business customers and provides turnkey social media account management and content development services. As these ventures are in the start-up phase, the Company does not expect these investments to return profitable results before 2014.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 17

Newspaper Revenue
The table below sets forth the net operating revenues of A. H. Belo’s three daily newspapers for the last three years. Certain prior year amounts were reclassified to conform to current year presentation.

	Years Ended December 31,
	2012	Percentage Change	2011	Percentage Change	2010
The Dallas Morning News	$280,924	(6.1)%	$299,131	(4.8)%	$314,049
The Providence Journal (a)	93,766	(1.4)%	95,065	(4.8)%	99,849
The Press-Enterprise	65,356	(2.9)%	67,307	(8.3)%	73,410
Total net operating revenues	$440,046	(4.6)%	$461,503	(5.3)%	$487,308

(a)	Revenue reported for The Providence Journal in 2012 includes $3,737 due to the change in the circulation model used as described below.

PAGE 18	A. H. Belo Corporation 2012 Annual Report on Form 10-K

The table below sets forth the components of The Dallas Morning News net operating revenue for the last three years:

	Years Ended December 31,
	2012	Percent of Total Revenue	Percentage Change	2011	Percent of Total Revenue	Percentage Change	2010	Percent of Total Revenue
Advertising and marketing services	$170,114	60.5%	(7.6)%	$184,175	61.6%	(7.6)%	199,245	63.4%
Display	61,844		(16.1)%	73,717		(13.6)%	85,311
Classified	27,299		(7.3)%	29,439		(5.5)%	31,137
Preprint	57,910		(1.5)%	58,793		(2.4)%	60,266
Digital	23,061		3.8%	22,226		(1.4)%	22,531
Circulation	88,662	31.6%	(4.1)%	92,493	30.9%	0.3%	92,210	29.4%
Printing and distribution	22,148	7.9%	(1.4)%	22,463	7.5%	(0.6)%	22,594	7.2%
	$280,924	100.0%	(6.1)%	$299,131	100.0%	(4.8)%	$314,049	100.0%
Display – Revenue decreased in 2012 due to lower retail and general advertising volumes and rates, of which approximately $1,076 of the decrease was attributable to nonrecurring advertising associated with the Super Bowl held in the Dallas area in February 2011. In 2011 retail volumes increased while general volumes were down.
Classified – Revenue decreased in 2012 due to lower employment and real estate volumes, partially offset by higher rates for these categories. Revenue decreased in 2011 due to lower general and automotive volumes.
Preprint – Revenue decreased in 2012 and 2011 from lower preprint newspaper inserts. The decline in preprint advertising is consistent with the decline in circulation volumes. Revenue from preprint mail advertising increased in 2012 and decreased in 2011.
Digital – Revenue increased in 2012 due to the higher automotive, employment, real estate, and other classified advertising, and due to marketing services revenue associated with 508 Digital. The 2012 increase was offset by nonrecurring revenue of $2,299 associated with a discontinued digital advertising platform and $420 associated with the 2011 Super Bowl. In 2011, revenue decreased as a result of lower volumes in banner advertising, offset by higher automotive and real estate classified advertising.
The Dallas Morning News continues to extend the reach of its niche publications, including Briefing and Al Dia, in order to expand its advertising platform to nonsubscribers of The Dallas Morning News’ core newspaper. In 2012 and 2011, advertising revenue for The Dallas Morning News’ niche publications was $22,425 and $23,764, respectively. This revenue is a component of total display, classified, preprint, and digital revenue of The Dallas Morning News discussed above.
Circulation – Revenue decreased in 2012 due to an average 8 percent decline in paid print circulation volumes, primarily in single copy and daily home delivery sales. The lower volumes were attributed to fewer major news events in 2012 that typically generate single copy sales, such as the 2011 Dallas Mavericks’ NBA championship, and the 2011 Texas Rangers MLB World Series. Revenue increased in 2011 due to higher home delivery rates implemented at the beginning of the year, which was partially offset by lower home delivery and single copy sales.
Printing and distribution – Revenue remained flat year-over-year for 2012 and 2011.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 19

The table below sets forth the components of The Providence Journal net operating revenue for the last three years:

	Years Ended December 31,
	2012	Percent of Total Revenue	Percentage Change	2011	Percent of Total Revenue	Percentage Change	2010	Percent of Total Revenue
Advertising and marketing services	$45,995	49.1%	(13.0)%	$52,886	55.6%	(11.2)%	$59,558	59.6%
Display	11,656		(12.8)%	13,370		(34.6)%	20,446
Classified	15,247		(16.8)%	18,329		21.9%	15,030
Preprint	13,176		(8.4)%	14,385		(12.6)%	16,459
Digital	5,916		(13.0)%	6,802		(10.8)%	7,623
Circulation	34,562	36.8%	2.3%	33,797	35.6%	(3.2)%	34,918	35.0%
Printing and distribution	13,209	14.1%	57.6%	8,382	8.8%	56.0%	5,373	5.4%
	$93,766	100.0%	(1.4)%	$95,065	100.0%	(4.8)%	$99,849	100.0%
Display – Revenue decreased in 2012 as a result of a decline in retail and general advertising volumes, and in 2011 due to a decline in retail advertising volumes.
Classified – Revenue decreased in 2012 due to a volume decline in legal and automotive advertising, partially offset by an increase in other classifieds. Revenue increased in 2011 due to higher automotive, partially offset by decreases in real estate and employment advertising.
Preprint – Revenue decreased in 2012 and 2011 due to a decline in preprint newspaper inserts, partially offset by an increase in advertisements in niche publications in both 2012 and 2011. The decline in preprint advertising is consistent with the declines in circulation volumes for inserts.
Digital – Revenue decreased in 2012 and 2011 due to reduced volumes in banner and online advertising. Revenue also declined in 2012 due to lower employment and other classified advertising, and in 2011, due to a decline in employment, legal, and obituary classified advertising.
Circulation – Revenue decreased in 2012 after considering $3,737 of revenue resulting from The Providence Journal’s transition from a carrier buy-sell circulation model to a distributor fee-for-service circulation model at the end of 2011. Under this model, higher revenue is recognized, offset by higher distribution expenses. The 2012 decrease is attributable to a decline in home delivery and single copy print circulation volumes of 7.3 percent and 8.9 percent, respectively. Revenue decreased in 2011 primarily due to a decline in home delivery and single copy volumes which were partially offset by a full year of rate increases implemented in 2010.
Printing and distribution – Revenue increased in 2012 due to new commercial print and delivery distribution contracts. In 2011, revenue increased due to The Providence Journal’s expanded home delivery and single copy sales of outside publications and new commercial print contracts.

PAGE 20	A. H. Belo Corporation 2012 Annual Report on Form 10-K

The table below sets forth the components of The Press-Enterprise net operating revenue for the last three years:

	Years Ended December 31,
	2012	Percent of Total Revenue	Percentage Change	2011	Percent of Total Revenue	Percentage Change	2010	Percent of Total Revenue
Advertising and marketing services	$42,114	64.4%	(7.6)%	$45,560	67.7%	(11.5)%	$51,506	70.2%
Display	11,073		(6.7)%	11,866		(14.9)%	13,944
Classified	11,579		(11.2)%	13,033		(21.9)%	16,677
Preprint	13,732		(5.1)%	14,475		—%	14,469
Digital	5,730		(7.4)%	6,186		(3.6)%	6,416
Circulation	13,282	20.4%	(2.4)%	13,602	20.2%	(2.6)%	13,963	19.0%
Printing and distribution	9,960	15.2%	22.3%	8,145	12.1%	2.6%	7,941	10.8%
	$65,356	100.0%	(2.9)%	$67,307	100.0%	(8.3)%	$73,410	100.0%
Display – Revenue decreased due to decreased display volumes in 2012, and decreased due to average rates resulting from price concessions in 2011.
Classified – Revenue decreased due to lower rates and volumes primarily in legal and general advertising in 2012, and in 2011 due to lower legal advertising due to reduced foreclosures.
Preprint – Revenue decreased in 2012 due to lower volumes from retail customers, and was flat in 2011.
Digital – Revenue decreased by $326 in 2012 primarily due to a discontinued digital advertising platform, and was flat in 2011.
Circulation – Revenue decreased in 2012 and 2011 due to a decline in daily circulation print volumes of 5.9 percent and 2.6 percent, respectively. However, Sunday print circulation increased 0.5 percent and 2.7 percent in 2012 and 2011, respectively.
Printing and distribution – Revenue increased in 2012 due to greater commercial and home delivery printing. During the fourth quarter of 2012, The Press-Enterprise was notified by new owners of a significant commercial printing customer that they would cease printing its publication at the Company’s Riverside facility in October 2012, well before the expiration of the multi-year contract. Revenue from this customer was $1,726 in 2012. In 2011, printing and distribution revenue grew due to The Press-Enterprise’s expansion of its home delivery for a large regional newspaper which was added in 2010.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 21

Operating Costs and Expenses
The table below sets forth the components of the Company’s operating expenses for the last three years:

	Years Ended December 31,
	2012	Percentage Change	2011	Percentage Change	2010
Operating Costs and Expenses
Salaries, wages and employee benefits	$177,070	(5.7)%	$187,738	(11.9)%	$212,998
Other production, distribution and operating costs	167,132	(4.5)%	174,942	(4.4)%	183,017
Newsprint, ink and other supplies	61,315	2.1%	60,081	8.3%	55,472
Depreciation	27,478	(9.7)%	30,427	(7.5)%	32,902
Amortization	5,239	—	5,239	—	5,238
Asset impairments	2,444	(62.4)%	6,500	91.0%	3,404
Pension plan withdrawal	—	(100.0)%	1,988	(98.5)%	132,346
Total operating costs and expenses	$440,678	(5.6)%	$466,915	(25.3)%	$625,377
Salaries, wages and employee benefits – Expenses decreased in 2012 and 2011 primarily due to benefits realized from the Company’s headcount reduction efforts and on-going attrition in 2012 and 2011. Direct compensation decreased by $6,546 and $17,445 in 2012 and 2011, respectively. These savings were offset in 2012 by $3,167 for salaries and sales commissions associated with the development of new digital revenue initiatives and $1,370 of additional expense for awards under long-term incentive plans.
In 2010, the Company and Belo entered into a Pension Plan Transfer Agreement (the “Transfer Agreement”) whereby the Company and Belo agreed to split the assets and liabilities of the GBD Pension Plan. Assets and obligations of the GBD Pension Plan associated with current and former employees of the Company were transferred to A. H. Belo Pension Plans, which were established on January 1, 2011. While under the GBD Pension Plan, the Company followed accounting guidance for multiemployer pension plans and recorded as expense, the amount of the required contributions. Upon establishment of the A. H. Belo Pension Plans, the Company follows accounting guidance for single employer defined benefit plans. In 2011, pension expense decreased by $6,900 as a result of the withdrawal from the GBD Pension Plan and change in the applicable accounting guidance appropriate to the A. H. Belo Pension Plans. In 2012, additional savings of $2,065 were realized as a result of lower pension expense primarily due to lower discount rates on the A. H. Belo Pension Plans’ projected benefit obligations. The loss on withdrawal from the GBD Pension Plan is further discussed below.
Other production, distribution and operating costs – Expenses decreased in 2012 and 2011 due to continuing cost management. In 2012, decreases were primarily attributable to reduced technology and consulting fees resulting from bringing certain technology responsibilities in-house. Also, in 2012, operating expenses were reduced by $2,500 for a credit received as a result of a favorable judgment related to past tax assessments of real estate by the City of Providence. These savings were offset in 2012 by increased distribution costs for home delivery associated with the revised carrier distribution model at The Providence Journal and outside publication delivery. In 2011, the decreases were primarily attributable to lower network access costs, other outside services and legal settlements, offset by a non-cash charge of $1,785 for an inventory write-down.
Newsprint, ink and other supplies – Expenses increased in 2012 due greater costs of ink related to higher volumes with printing of third party publications, offset by reduced newsprint consumption due to lower printed pages. Newsprint consumption approximated 64,300, 67,300 and 68,600 metric tons in 2012, 2011 and 2010, respectively, and average cost per metric ton of newsprint in 2012, 2011 and 2010 was $629, $635 and $568, respectively.
Depreciation – Expenses decreased in 2012 and 2011 due to lower depreciable assets as a result of disposals and impairments each year, and due to a higher level of in-service assets being fully depreciated. In 2012, the lower expense was partially offset by additional depreciation expense of $2,251 due to changes in the estimated lives of certain production assets.
Asset impairments – An impairment loss of $2,444 was recorded in 2012, that was attributable to the nonrecoverable carrying values associated with press equipment that was idled by The Press-Enterprise after ceasing printing of certain commercial products. Asset impairments in 2011 included a loss of $6,500 related to the impairment of certain real estate located in Inland Southern California.

PAGE 22	A. H. Belo Corporation 2012 Annual Report on Form 10-K

Pension plan withdrawal – Pension plan withdrawal represents the loss incurred on the withdrawal from the GBD Pension Plan. In 2010, the Company recorded a loss of $132,346 based on preliminary estimates of the unfunded pension benefit obligation assumed. In the second quarter of 2011, the Company and Belo fully settled the division of all assets and obligations associated with the GBD Pension Plan and no further continuing involvement or potential obligation exists by the Company in respect to the GBD Pension Plan. At that time, the Company revised its estimate of the unfunded projected benefit obligation assumed in connection with the withdrawal from the GBD Pension Plan as a result of finalizing demographic data associated with plan participants transferred to the A. H. Belo Pension Plans. This finalization transaction resulted in a charge to earnings of $1,988.
Other
The table below sets forth the other components of the Company’s results of operations for the last three years:

	Years Ended December 31,
	2012	Percentage Change	2011	Percentage Change	2010
Other Income (Expense), Net
Earnings from equity method investments	$2,628	N.M.	$(630)	(198.0)%	$643
Other	785	(0.5)%	789	(87.7)%	6,424
Other income, net	3,413	N.M.	159	(97.8)%	7,067
Interest expense	(630)	(5.8)%	(669)	(17.2)%	(808)
Total other income (expense), net	$2,783	(645.7)%	$(510)	(108.1)%	$6,259

Income Tax Expense (Benefit)
Income tax expense (benefit)	$1,732	(65.4)%	$5,011	(166.2)%	$(7,575)
“N.M.” – Percent change is not meaningful.
Earnings from equity method investments – Income in 2012 increased due to greater investment income recognized from Classified Ventures, and the positive current year impact of the Company no longer owning an interest in Belo Investment, which previously resulted in the Company recognizing investment losses. Other income (expense) decreased in 2011 due to losses, net of recoveries, on investment activity of $1,905 primarily due to the loss related to a non-cash exchange of interests with Belo Investment.
Other – Other income and expenses include gains and losses related to fixed asset retirements, interest income and other non-operating transactions. Other income was flat in 2012 and decreased in 2011 due to gains on the sale of fixed assets in 2010 of $6,402, and included a gain of $5,373 related to the sale of a parking garage in Providence, Rhode Island.
Interest expense – Interest expense remained flat in 2012 and declined in 2011 due to lower fees on the Company’s credit facility. In 2013, the Company voluntarily terminated the Credit Agreement and anticipates future savings of interest expense and administrative fees.
Tax expense – Tax expense decreased in 2012 due to a decrease in state income taxes. Tax expense increased in 2011 primarily as a result of an Internal Revenue Service (“IRS”) audit settlement of $2,961 related to pre-Distribution tax years, changes in valuation allowance, and investment-related adjustments.  See the Consolidated Financial Statements, Note 9 – Income Taxes.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 23

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization
In addition to the Company’s analysis of net income (loss), the Company also evaluates earnings after adjusting for depreciation, amortization, interest, and taxes (“EBITDA”) and after adding back pension expense, non-cash impairment expense and net investment-related losses (“Adjusted EBITDA”).

	Years Ended December 31,
	2012	2011	2010
Net income (loss) attributable to A. H. Belo Corporation	$526	$(10,933)	$(124,235)
Depreciation and amortization	32,717	35,666	38,140
Interest expense	630	669	808
Income tax expense (benefit)	1,732	5,011	(7,575)
EBITDA	35,605	30,413	(92,862)
Addback:
Pension expense	3,746	8,161	145,985
Impairments	2,444	6,500	3,404
Net investment-related losses	—	2,634	—
Adjusted EBITDA	$41,795	$47,708	$56,527
Neither EBITDA nor Adjusted EBITDA is a measure of financial performance under generally accepted accounting principles (“GAAP”). Management uses EBITDA, Adjusted EBITDA and similar measures in internal analyses as supplemental measures of the Company’s financial performance, performance comparisons against its peer group of companies, as well as for capital spending and other investing decisions. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP, and these non-GAAP measures may not be comparable to similarly-titled measures of other companies.
Critical Accounting Policies and Estimates
A. H. Belo’s Consolidated Financial Statements are based on the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company believes that the following are the more critical accounting policies, estimates, and assumptions currently affecting A. H. Belo’s financial position and results of operations. See the Consolidated Financial Statements, Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards, for additional information concerning significant accounting policies.
Revenue Recognition and Reserves for Uncollectible Accounts Receivables.  The Company’s principal sources of revenue are the advertising space in published issues of its newspapers and on the Company’s websites, the sale of newspapers to distributors and individual subscribers, as well as amounts charged to customers for direct mail, commercial printing, and distribution. Advertising revenue is recorded net of agency commission at the time the advertisements are published in the newspaper and ratably over the period of time the advertisement is placed on websites. Marketing services revenue is recognized at the time the services are rendered. Proceeds from subscriptions are deferred and are included in revenue ratably over the term of the subscriptions. Subscription revenue under buy-sell arrangements with distributors is recorded based on the net amount received from the distributor, whereas subscription revenue under fee-based delivery arrangements with distributors is recorded based on the amount received from the subscriber. Direct mail and commercial printing revenue is recorded when the product is distributed or shipped.
The Company estimates and records a reserve for uncollectible accounts receivable based upon recent collection experience and management’s knowledge of customers’ ability to pay amounts due. Expense for such uncollectible amounts is included in other production, distribution and operating costs.
Inventories.    Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are recorded at average cost. The Company reviews its inventories for obsolescence and records an expense for any items that no longer have future value.

PAGE 24	A. H. Belo Corporation 2012 Annual Report on Form 10-K

Assets Held for Sale. Assets held for sale include fixed assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale.
In the first quarter of 2011, the Company acquired the residence of a Company officer for $3,096 pursuant to an employment retention and relocation agreement. In 2011, the Company recorded a loss of $700 to adjust the carrying value of the property to net expected sales proceeds of $2,396. The residence was sold in the second quarter of 2012 for $2,410, resulting in a gain of $14.
Property, Plant and Equipment.    The Company records property, plant and equipment at cost or its fair value if acquired through a business acquisition or non-monetary exchange. Depreciable assets are reviewed to ensure the remaining useful life of the assets continue to be appropriate and the Company records any resulting adjustments to depreciation expense on a prospective basis. Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

	Estimated Useful Lives
Buildings and improvements	5	-	30 years
Newspaper publishing equipment	3	-	20 years
Other	3	-	10 years
Goodwill. The Company records goodwill at the reporting unit level based on the excess fair value of prior business acquisitions over the fair value of the assets and liabilities acquired. Reporting units of the Company are based on its internal reporting structure and represent a reporting level below an operating segment. For those reporting units which record goodwill, the Company tests for impairment by estimating the fair value of the reporting unit compared to its carrying value. The Company uses a discounted cash flow model to calculate the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions. The Company performs the goodwill impairment test as of December 31 each fiscal year or when changes in circumstances indicate an impairment event may have occurred. Impairment charges represent non-cash charges and do not affect the Company’s liquidity, cash flows from operating activities or have any effect on future operations. As of December 31, 2012, the Company recorded goodwill at The Dallas Morning News reporting unit, for which the fair value substantially exceeded its carrying value. See the Consolidated Financial Statements, Note 2 – Goodwill and Intangible Assets.
Long-Lived Assets. The Company evaluates its ability to recover the carrying value of property, plant and equipment, and finite-lived intangible assets, using the lowest level of cash flows associated with the assets, which are grouped based on the Company’s intended use of these assets. This evaluation is performed whenever a change in circumstances indicates that the carrying value of the asset groups may not be recoverable from future undiscounted cash flows. If the analysis of future cash flows indicates the carrying value of the long-lived assets cannot be recovered, the assets are adjusted to the lower of its carrying value or fair value.
In 2012, the Company recorded an impairment charge of $2,444, attributable to nonrecoverable carrying values associated with press equipment that was idled by The Press-Enterprise after ceasing printing of certain commercial products. The Company determined the impairment based on the net sales proceeds estimated from current appraisals.
In the fourth quarter of 2011, the Company realigned certain asset groups to more closely correspond with the Company’s operating strategy. An impairment charge of $6,500 was recorded, associated with certain real estate assets in Inland Southern California. The recovery estimates, based on the eventual sale of the assets, were less than the carrying value of the assets of $33,000 due to declines from economic conditions and real estate markets in California. As a result, the Company determined the impairment based on the fair value of the properties, as established by current appraisals, less selling costs.
Investments. The Company owns certain equity securities in companies in which it does not exercise control. For those investments where the Company is able to exercise significant influence over the investee as defined under ASC 323 – Equity Method and Joint Ventures, the Company accounts for the investment under the equity method of accounting, recognizing its share of the investee’s income or loss as a component of earnings. All other investments are recorded under the cost method and the Company recognizes income or loss upon the receipt of dividends or distributions or upon liquidation of the investment. Each reporting period, the Company evaluates its ability to recover the carrying value of both equity and cost method investments based upon the financial strength of the investee. If the Company determines the carrying value is not recoverable, the Company will record an impairment charge for the difference between the fair value of the investment and the carrying value.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 25

Concurrent with the Distribution, the Company and Belo each received a 50 percent interest in Belo Investment, which held certain previously acquired real estate properties in downtown Dallas.  This transaction allowed the Company and Belo to retain a continuing interest in each of the properties.  Through December 31, 2011, the Company accounted for its interest in Belo Investment under the equity method of accounting.  On December 31, 2011, Belo Investment transferred four of its real estate properties to a newly formed subsidiary, AHC Dallas Properties, LLC.  The Company entered into a nontaxable, non-monetary exchange arrangement with Belo Investment whereby it yielded its interests in Belo Investment in exchange for 100 percent of the holdings in AHC Dallas Properties, LLC and assumed a liability for certain capital repairs to properties retained by Belo Investment.  The asset distribution was based on an equitable allocation of the properties using values established by third party independent appraisals.  The Company determined that as a result of its continuing interests in these properties, the assets received in the exchange should be accounted for at the lower of fair value or historical carrying value.  Accordingly, $11,191 of fixed assets and $90 of other assets received by AHC Dallas Properties, LLC in the exchange were consolidated in the Company’s 2011 financial statements, and the Company recorded a non-operating loss in 2011 of $5,018 on its investment in other expense. See the Consolidated Financial Statements, Note 3 – Investments.
Self-Insured Risks. A. H. Belo self-insures certain risks for employee medical costs, workers’ compensation, general liability and commercial automotive claims. The Company purchases stop-loss insurance and/or high deductible policies with third-party insurance carriers to limit these risks, and third-party administrators are used to process claims. Claims incurred prior to the Distribution are subject to processing under the insurance programs established by Belo, and the Company is allocated its respective share of the total costs. Each period, the Company estimates, utilizing third party experts, the undiscounted liability associated with its uninsured risks based on historical claim patterns, employee demographic data, assets insured, and insurance policy. A. H. Belo’s estimate associated with these uninsured liabilities is monitored by management for adequacy based on information currently available. However, actual amounts could vary significantly from such estimates if actual trends, including the severity or frequency of claims and/or medical cost inflation, were to change.
Pension and Other Retirement Obligations. Through December 31, 2010, the Company provided retirement benefits for certain current and former employees through the GBD Pension Plan, which is sponsored by Belo. By prior agreement, the Company was required to reimburse Belo for 60 percent of contributions assessed by the GBD Pension Plan. The Company accounted for its pension obligations under accounting guidance for multiemployer pension plans under which it recognized as net pension cost the required contribution for each period and recognized as a liability any reimbursement obligation due and unpaid. On October 6, 2010, the Company and Belo entered into the Transfer Agreement, agreeing to split the GBD Pension Plan. Under the Transfer Agreement, the GBD Pension Plan assets and liabilities related to current and former Company employees were transferred into the A. H. Belo Pension Plans, sponsored solely by the Company, effective January 1, 2011, having similar terms. Accordingly, the Company recognized a loss in 2010 for the unfunded projected benefit obligation related to the current and former employees transferred to the A. H. Belo Pension Plans, as the liability was probable and could be estimated. Beginning in 2011, the Company followed accounting guidance for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants, to the extent the cumulative balance in accumulated other comprehensive income (loss) exceeds 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. As of the effective date of the A. H. Belo Pension Plans, participation in and accrual of new benefits to participants remained frozen and accordingly, on-going service costs are not a component of net periodic pension expense.
The projected benefit obligations and the subsequent years’ related interest expense of the A. H. Belo Pension Plans are estimated using the Citigroup Pension Yield Curve, which is based upon a portfolio of high quality corporate debt securities with maturities that correlate to the timing of benefit payments to the plans’ participants. Each year’s future benefit payments are discounted to their present value at the appropriate yield curve rate to determine the pension obligations. The Citigroup Pension Yield Curve produced composite discount rates of 3.7 percent, 4.2 percent, and 5.3 percent as of December 31, 2012, 2011 and 2010 respectively. The Company assumed a 6.5 percent long-term return on the plans’ assets in determining its net periodic pension expense in 2012 and 2011. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans, as well as management’s expectation of future investment performance over the remaining expected term of the plans. The Company currently targets the plans’ assets invested in equity securities and fixed-income securities to approximate 60 percent and 40 percent, respectively.

PAGE 26	A. H. Belo Corporation 2012 Annual Report on Form 10-K

From time to time, the Company-sponsored plans may elect to settle pension obligations with certain participants through the plans’ master trust as part of its de-risking strategies. A de-risking strategy was implemented in 2012, offering voluntary and mandatory liquidations to 1,433 plan participants. A total of 889 participants accepted the offer which will result in total lump sum payouts of $10,526 and which is expected to reduce the projected benefit obligation by $14,500. As of December 31, 2012, approximately 93 percent of participants electing this option were paid a total of $9,767. These obligations were funded through the plans’ master trust account and are a component of benefit payments. As the cost of these settlements was less than the interest component of net periodic pension expense, the related gain (loss) associated with these settlements was reflected as a component of the actuarial loss and included in accumulated other comprehensive loss. The Company anticipates additional settlements of participant obligations could occur in 2013.
Other comprehensive loss increased by $10,613 and $65,019 in 2012 and 2011, respectively, as a result of net actuarial losses associated with the A. H. Belo Pension Plans. The net actuarial losses include $21,127 of higher than estimated returns on plan assets in 2012 and $9,272 of lower than estimated returns in the 2011. Remaining components of the net losses are primarily attributable to lower discount rates in both years. In 2012, $700 of these actuarial losses was amortized to earnings, and $1,700 is expected to be amortized to earnings in 2013. See the Consolidated Financial Statements, Note 10 – Pension and Other Retirement Plans.
Contingencies. A. H. Belo is involved in certain claims and litigation related to its operations. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. See the Consolidated Financial Statements, Note 14 – Contingencies.
Treasury Stock. The Company’s Board of Directors authorized the purchase of the Company’s Series A or Series B common stock, for use other than retirement, through open market purchases, privately negotiated transactions or otherwise. The Company follows the guidance under ASC 505-30 – Equity - Treasury Stock, and treasury stock is recorded at cost, reducing shareholders’ equity. Treasury stock purchased privately through negotiated transactions at other than market prices shall be recorded at cost and the price paid in excess of the market cost shall be accounted for according to its substance. When treasury shares are subsequently sold or reissued, the cost of the treasury shares is reversed and the realized gain or loss on sale or reissue, net of any directly attributable incremental transaction costs and related tax, is recognized as a change in additional paid in capital. See the Consolidated Financial Statements, Note 11 – Shareholders’ Equity.
Share-Based Compensation.    The Company recognizes the granting of share-based awards at fair value in the financial statements. The fair value of option awards is estimated at the date of grant using the Black-Scholes-Merton pricing model and the fair value of restricted stock unit awards (“RSU”) is the closing price of the Company’s common stock on the date of grant. Total compensation cost is amortized to earnings over the requisite service period. Upon vesting, RSUs are redeemed with 60 percent in A. H. Belo Series A common stock and 40 percent in cash. The Company records a liability for the portion of the outstanding RSUs to be redeemed in cash, which is adjusted to its fair value each period, based on the closing price of the Company’s common stock. Prior to the Distribution, the Company’s employees participated in a share-based compensation plan sponsored by Belo. The Company was charged for the stock compensation cost recorded by Belo related to the Company’s employees. See the Consolidated Financial Statements, Note 5 – Long-term Incentive Plans.
Income Taxes. The Company uses the asset and liability method of accounting for income taxes and recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company establishes a valuation allowance if it is more likely than not that the deferred tax assets will not be realized. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income. For the periods prior to the Distribution, the Company’s results were included in the consolidated income tax returns of Belo, and the Company participates in any subsequent amendment to these tax returns or IRS audit determination as it applies to the Company’s operations in accordance with the Tax Matters Agreement.
The Company also evaluates any uncertain tax positions and recognizes a liability for the tax benefit associated with an uncertain tax position if it is more likely than not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company records a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in interest expense. See the Consolidated Financial Statements, Note 9 – Income Taxes.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 27

Recent Accounting Standards
See the Consolidated Financial Statements, Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards, regarding the impact of certain recent accounting pronouncements.
Liquidity and Capital Resources
As of December 31, 2012, the Company operated under an Amended and Restated Credit Agreement dated as of January 2, 2009, by and between the Company and certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended by First through Fifth Amendments dated August 18, 2009, December 3, 2009, August 18, 2010, March 10, 2011, and May 2, 2011, respectively). The Credit Agreement, with a maturity date of September 30, 2014, provided a $25,000 working capital facility that was subject to a borrowing base. Among other matters, the Credit Agreement created an asset-based revolving credit facility secured by the Company’s accounts receivable, inventory, and real property and other assets. The Company had not borrowed under the Credit Agreement since 2009 as cash flows from operations were sufficient to meet liquidity requirements. Commitment fees on the unused credit facility accrued at 0.5 percent and at 2.5 percent on outstanding letters of credit.
On January 4, 2013, the Company voluntarily terminated its Credit Agreement to provide greater financial and operating flexibility and eliminate direct and indirect costs related to the Credit Agreement. All liens and security interests under the Credit Agreement were released and no early termination penalties were incurred by the Company as a result of the termination. Unamortized debt issuance costs of $401 were recorded to interest expense in the first quarter of 2013 as a result of the termination.
The Company believes it has sufficient cash flows from operations and existing liquid assets to meet its foreseeable operating requirements. The table below sets forth the Company’s sources of liquidity:

Sources of Liquidity	December 31, 2012
Cash and cash equivalents	$34,094
Accounts receivable, net	46,964
$81,058
Operating Cash Flows
Net cash (used in)/provided by operations were $(1,184), $(15,160) and $61,222 in 2012, 2011 and 2010, respectively. As a result of cost cutting measures, cash flows from recurring operations improved in 2012. However, these savings were offset by additional spending for product initiatives that are in start-up stages, and pension funding requirements. In 2012 and 2011, the Company made required pension plan contributions of $22,672 and $16,305 respectively, and voluntary contributions of $10,000 and $30,000, respectively. Additionally, in 2012, the Company sold a residence for $2,410 which had been purchased in 2011 for $3,096 as part of a retention agreement with a Company officer. Tax payments of $2,961 were made in 2012, and tax refunds of $3,549 were received in 2011 related to amendments on prior years’ tax returns.
In July 2012, the Moving Ahead for Progress in the 21st Century Act (the “MAP–21 Act”) was passed into law, and includes funding relief for employer-provided defined benefit pension plans.  The MAP-21 Act also increases the Pension Benefit Guaranty Corporation insurance premiums, particularly for underfunded plans. As a result of this Act, the Company expects to make contributions to the A. H. Belo Pension Plans in the range of $7,400 to $21,000 in 2013.  The Company will fund the A. H. Belo Pension Plans to meet or exceed statutory requirements.
In 2013, the Company will make a final contribution of approximately $5,200 to a defined contribution plan established for certain current and former employees who participated in the GBD Pension Plan at the time this plan was frozen. Contributions for this plan in 2012, 2011 and 2010 were $4,508, $5,316 and $0, respectively.
Investing Cash Flows
Net cash flows used in investing activities were $11,292, $9,728 and $800 in 2012, 2011 and 2010, respectively. Significant changes in investing cash flows include investment spending in 2011 of $2,500 for Wanderful Media, LLC and sales proceeds of $9,765 in 2010 from fixed assets, which included $5,793 related to the sale of a parking garage in Providence, Rhode Island. The Company expects to fund capital expenditures of approximately $8,000 in 2013 using cash generated from operations.

PAGE 28	A. H. Belo Corporation 2012 Annual Report on Form 10-K

Financing Cash Flows
Net cash flows (used in)/provided by financing activities were $(10,870), $(3,963) and $1,366 in 2012, 2011 and 2010, respectively. Significant changes in financing cash flows include $10,947 and $4,058 of dividends paid in 2012 and 2011, respectively. In 2012, the Company’s Board of Directors authorized a share purchase program of up to 1,000,000 shares of Series A or B common stock through open market or negotiated transactions. The Company purchased 74,130 shares of Series A common stock at a cost of $350 in 2012.
Contractual Obligations
The table below sets forth the summarized commitments of the Company as of December 31, 2012. See the Consolidated Financial Statements and Note 13 – Commitments.

	Total	2013	2014	2015	2016	2017	Thereafter
Operating lease commitments	$6,685	$2,486	$2,024	$1,094	$549	$437	$95
Capital commitments	1,380	1,380	—	—	—	—	—
Total commitments	$8,065	$3,866	$2,024	$1,094	$549	$437	$95
On November 8, 2012, the Company declared a dividend payable to shareholders of record and holders of RSUs as of the close of business on January 11, 2013. The dividend of $1,367 was paid on February 1, 2013. On March 7, 2013, the Company declared a dividend of $0.06 per share to shareholders of record and holders of RSUs as of the close of business on May 17, 2013, payable on June 7, 2013.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
A. H. Belo has exposure to changes in the price of newsprint. The Company does not engage in the purchase of derivative contracts to hedge against price fluctuations that may occur. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of this risk.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 29

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2012. Based on that evaluation, management concluded that, as of such date, the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
The management of A. H. Belo is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of internal control over financial reporting was conducted as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment using the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2012.
Audit Opinion on Internal Control over Financial Reporting
The effectiveness of the Company’s internal control over financial reporting was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 39 of this Form 10-K, which is incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PAGE 30	A. H. Belo Corporation 2012 Annual Report on Form 10-K

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information set forth under the headings “A. H. Belo Corporation Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal One: Election of Directors,” “Corporate Governance – Committees of the Board – Audit Committee”, “Corporate Governance – Committees of the Board – Nominating and Corporate Governance Committee”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation”, and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 16, 2013, is incorporated herein by reference.
A. H. Belo has adopted a Code of Business Conduct and Ethics that applies to all directors, officers, and employees, which can be found at the Company’s website, www.ahbelo.com. The Company will post any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on the Company’s website. Information on A. H. Belo’s website is not incorporated by reference into this Annual Report on Form 10-K.
The Company’s Board of Directors adopted Corporate Governance Guidelines and charters for the Audit, Compensation, and Nominating and Governance Committees of the Board of Directors. These documents can be found at the Company’s website, www.ahbelo.com.
Shareholders can also obtain, without charge, printed copies of any of the materials referred to above by contacting the Company at the following address:
A. H. Belo Corporation
P. O. Box 224866
Dallas, Texas 75222-4866
Attn: Corporate Secretary
Telephone: (214) 977-8200
Item 11. Executive Compensation
The information set forth under the headings “Executive Compensation – Compensation Discussion and Analysis, – Compensation Committee Report, – Summary Compensation Table, – Grants of Plan-Based Awards in 2012, – Outstanding A. H. Belo Equity Awards at Fiscal Year-End 2012, – Option Exercises and Stock Vested in 2012, – Post-Employment Benefits, – Pension Benefits at December 31, 2012, – Non-Qualified Deferred Compensation for 2012, – Change in Control Arrangements and Other Agreements Upon Termination of Employment, – Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2012”, “Director Compensation” and “Corporate Governance – Committees of the Board – Compensation Committee” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 16, 2013, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the headings “A. H. Belo Corporation Stock Ownership” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 16, 2013, is incorporated herein by reference.
Information regarding the number of shares of common stock available under the Company’s equity compensation plans is included in the Consolidated Financial Statements, Note 5 – Long-term Incentive Plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the heading “Certain Relationships” and “Corporate Governance – Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 16, 2013, is incorporated herein by reference.
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

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 31

Concurrent with the Distribution certain previously acquired real estate properties in downtown Dallas were transferred to Belo Investment, LLC in which the Company and Belo each received a 50 percent interest.  This exchange allowed the Company and Belo to retain a continuing interest in each of the properties.  Through December 31, 2011, the Company accounted for its interest in Belo Investment under the equity method of accounting.  On December 31, 2011, Belo Investment transferred four of its real estate properties to a newly formed subsidiary, AHC Dallas Properties, LLC.  The Company entered into a nontaxable, non-monetary exchange arrangement with Belo Investment whereby it yielded its interests in Belo Investment in exchange for 100 percent of the holdings in AHC Dallas Properties, LLC and assumed an $800 liability for capital repairs for certain properties retained by Belo Investment.  The asset distribution was based on an equitable allocation of the properties using values established by third party independent appraisals.  The Company determined that as a result of its continuing interests in these properties, the exchange should be accounted for at the lower of fair value or historical carrying value. Accordingly, $11,191 of fixed assets and $90 of other assets received by AHC Dallas Properties, LLC in the exchange were consolidated in the Company’s 2011 financial statements and the Company recorded a non-operating loss on its investment in 2011 of $5,018 in other expense.
On October 6, 2010, the Company and Belo executed the Pension Plan Transfer Agreement under which Belo and the Company agreed to split the assets and obligations of the GBD Pension Plan. Under this agreement, projected benefit obligations and assets allocable to the approximately 5,100 current and former employees of the Company and its newspaper businesses were transferred to the A. H. Belo Pension Plans effective January 1, 2011, based on preliminary estimates. In the second quarter of 2011, the Company and Belo completed the allocation of the GBD Pension Plan assets and liabilities outstanding as of January 1, 2011. See the Consolidated Financial Statements, Note 10 – Pension and Other Retirement Plans.
Item 14. Principal Accountant Fees and Services
The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 16, 2013, is incorporated herein by reference.

PAGE 32	A. H. Belo Corporation 2012 Annual Report on Form 10-K

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)

(1)	The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements included in the table of contents are filed as part of this report.

(2)	All financial statement schedules were omitted because they are not applicable, are not required, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits:
Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, as indicated. In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Annual Report on Form 10-K is deemed “furnished” (and not “filed”). All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 33

Exhibit Number		Description
2.1	*
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
Fifth Amendment to the Amended and Restarted Credit Agreement and First Amendment to Amended and Restated Security Agreement dated as of May 2, 2011 (Exhibit 10.1(9) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 (Securities and Exchange Commission File No. 001-33741))

		(7)	*
Third Amendment to the Amended and Restated Credit Agreement dated as of August 18, 2010 (Exhibit 10.1(7) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010 (Securities and Exchange Commission File No. 001-33741))

PAGE 34	A. H. Belo Corporation 2012 Annual Report on Form 10-K

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*	A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8-K)
			*	(a)
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

		~(6)	*
John C. McKeon Severance Agreement and General Release effective January 3, 2012 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19. 2012 (Securities and Exchange Commission File No. 001-33741))

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 35

Exhibit Number	Description
10.3	Agreements relating to the Distribution of A. H. Belo:
	(1)	*		Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)
		*	(a)
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
Amendment to Employee Matters Agreement as set forth in the Pension Plan Transfer Agreement dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-33741))) (the “October 8, 2010 Form 8-K”))

	(3)	*		Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)
	(4)	*		Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (See Exhibit 2.1 to the February 12, 2008 Form 8-K)
	(5)	*
Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to A. H. Belo Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission (October 8, 2010 Form 8-K))

	(6)	*
Agreement among the Company, Belo Corp., and The Pension Benefit Guaranty Corporation, effective March 9, 2011 (Exhibit 10.3(6) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001- 33741))

12				Computation of Ratio of Earnings to Fixed Charges
21				Subsidiaries of the Company
23.1				Consent of KPMG LLP
23.2				Consent of PricewaterhouseCoopers LLP
24				Power of Attorney (set forth on the signature page(s) hereof)
31.1				Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2				Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32				Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99				Classified Ventures, LLC financial statements
101.INS			**	XBRL Instance Document
101.SCH			**	XBRL Taxonomy Extension Schema
101.CAL			**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	XBRL Taxonomy Extension Presentation Linkbase Document

PAGE 36	A. H. Belo Corporation 2012 Annual Report on Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Robert W. Decherd
Robert W. Decherd
Chairman of the Board, President and Chief
Executive Officer

Dated:	March 7, 2013

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 37

Exhibit 24
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd	Chairman of the Board, President and Chief Executive Officer	March 7, 2013
Robert W. Decherd

/s/ John A. Beckert	Director	March 7, 2013
John A. Beckert

/s/ Louis E. Caldera	Director	March 7, 2013
Louis E. Caldera

/s/ Dealey D. Herndon	Director	March 7, 2013
Dealey D. Herndon

/s/ Ronald D. McCray	Director	March 7, 2013
Ronald D. McCray

/s/ Tyree B. Miller	Director	March 7, 2013
Tyree B. Miller

/s/ Nicole G. Small	Director	March 7, 2013
Nicole G. Small

/s/ Alison K. Engel	Senior Vice President/ Chief Financial Officer (Principal Financial Officer)	March 7, 2013
Alison K. Engel

/s/ Michael N. Lavey	Vice President/ Controller (Principal Accounting Officer)	March 7, 2013
Michael N. Lavey

PAGE 38	A. H. Belo Corporation 2012 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
A. H. Belo Corporation:
We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited A. H. Belo Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A. H. Belo Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A. H. Belo Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, A. H. Belo Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Dallas, Texas
March 7, 2013

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 39

A. H. Belo Corporation and Subsidiaries
Consolidated Statements of Operations

	December 31,
In thousands, except share and per share amounts	2012	2011	2010
Net Operating Revenues
Advertising and marketing services	$258,223	$282,621	$310,309
Circulation	136,506	139,892	141,091
Printing and distribution	45,317	38,990	35,908
Total net operating revenues	440,046	461,503	487,308
Operating Costs and Expenses
Salaries, wages and employee benefits	177,070	187,738	212,998
Other production, distribution and operating costs	167,132	174,942	183,017
Newsprint, ink and other supplies	61,315	60,081	55,472
Depreciation	27,478	30,427	32,902
Amortization	5,239	5,239	5,238
Asset impairments	2,444	6,500	3,404
Pension plan withdrawal	—	1,988	132,346
Total operating costs and expenses	440,678	466,915	625,377
Net loss from operations	(632)	(5,412)	(138,069)
Other Income (Expense), Net
Other income, net	3,413	159	7,067
Interest expense	(630)	(669)	(808)
Total other income (expense), net	2,783	(510)	6,259
Income (Loss) Before Income Taxes	2,151	(5,922)	(131,810)
Income tax expense (benefit)	1,732	5,011	(7,575)
Net Income (Loss)	419	(10,933)	(124,235)
Net loss attributable to noncontrolling interests	(107)	—	—
Net Income (Loss) Attributable to A. H. Belo Corporation	$526	$(10,933)	$(124,235)

Per Share Basis
Net income (loss) attributable to A. H. Belo Corporation
Basic	$0.01	$(0.51)	$(5.92)
Diluted	$0.01	$(0.51)	$(5.92)

Weighted average shares outstanding
Basic	21,947,981	21,495,814	20,992,424
Diluted	22,065,856	21,495,814	20,992,424
See accompanying Notes to Consolidated Financial Statements.

PAGE 40	A. H. Belo Corporation 2012 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
In thousands	2012	2011	2010
Net income (loss)	$419	$(10,933)	$(124,235)
Other comprehensive income (loss), net of tax:
Actuarial gains (losses):
Defined benefit pension plans	(10,613)	(65,019)	—
Other post-retirement benefit plans	118	30	(169)
Amortization of actuarial gains (losses):
Defined benefit pension plans	700	—	—
Other post-retirement benefit plans	(668)	(649)	(626)
Total other comprehensive loss	(10,463)	(65,638)	(795)
Comprehensive loss	(10,044)	(76,571)	(125,030)
Comprehensive loss attributable to noncontrolling interests	(107)	—	—
Total comprehensive loss attributable to A. H. Belo Corporation	$(9,937)	$(76,571)	$(125,030)
See accompanying Notes to Consolidated Financial Statements.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 41

A. H. Belo Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
In thousands, except share amounts	2012	2011
Assets
Current assets:
Cash and cash equivalents	$34,094	$57,440
Accounts receivable (net of allowance of $2,759 and $2,921 at December 31, 2012 and 2011, respectively)	46,964	50,533
Inventories	9,393	9,918
Deferred income taxes, net	1,496	1,380
Assets held for sale	—	2,396
Prepaids and other current assets	7,190	6,531
Total current assets	99,137	128,198
Property, plant and equipment at cost:
Land	37,481	36,602
Buildings and improvements	193,782	192,810
Publishing equipment	261,519	276,792
Other	126,127	131,874
Construction in process	3,294	2,005
Total property, plant and equipment	622,203	640,083
Less accumulated depreciation	(477,594)	(476,665)
Property, plant and equipment, net	144,609	163,418
Intangible assets, net	11,711	16,950
Goodwill	24,582	24,582
Investments	6,826	6,112
Deferred income taxes, net	1,113	1,452
Other assets	3,961	4,376
Total assets	$291,939	$345,088
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,178	$18,062
Accrued compensation and benefits	19,343	18,007
Other accrued expenses	6,669	12,160
Advance subscription payments	20,708	22,491
Total current liabilities	61,898	70,720
Long-term pension liabilities	122,821	145,980
Other post-employment benefits	2,919	3,115
Other liabilities	2,241	3,794
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 19,651,830 and 19,182,236 shares at December 31, 2012 and 2011, respectively	197	192
Series B: issued 2,401,556 and 2,398,017 shares at December 31, 2012 and 2011, respectively	24	24
Treasury stock, Series A, at cost; 74,130 shares held at December 31, 2012	(350)	—
Additional paid-in capital	495,528	493,773
Accumulated other comprehensive loss	(73,532)	(63,069)
Accumulated deficit	(319,862)	(309,441)
Total shareholders’ equity attributable to A. H. Belo Corporation	102,005	121,479
Noncontrolling interests	55	—
Total shareholders’ equity	102,060	121,479
Total liabilities and shareholders’ equity	$291,939	$345,088
See accompanying Notes to Consolidated Financial Statements.

PAGE 42	A. H. Belo Corporation 2012 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2009	18,248,970	2,507,590	$207	$488,241	—	$—	$3,364	$(170,215)	$—	$321,597
Net loss	—	—	—	—	—	—	—	(124,235)	—	(124,235)
Other comprehensive loss	—	—	—	—	—	—	(795)	—	—	(795)
Issuance of shares for restricted stock units	79,137	—	1	(1)	—	—	—	—	—	—
Issuance of shares for stock option exercises	360,963	92,290	4	1,362	—	—	—	—	—	1,366
Share-based compensation	—	—	—	1,940	—	—	—	—	—	1,940
Conversion of Series B to Series A	207,806	(207,806)	—	—	—	—	—	—	—	—
Balance at December 31, 2010	18,896,876	2,392,074	212	491,542	—	—	2,569	(294,450)	—	199,873
Net loss	—	—	—	—	—	—	—	(10,933)	—	(10,933)
Other comprehensive loss	—	—	—	—	—	—	(65,638)	—	—	(65,638)
Issuance of shares for restricted stock units	244,803	—	3	(3)	—	—	—	—	—	—
Issuance of shares for stock option exercises	10,500	36,000	1	95	—	—	—	—	—	96
Income tax on options	—	—	—	(52)	—	—	—	—	—	(52)
Share-based compensation	—	—	—	2,191	—	—	—	—	—	2,191
Conversion of Series B to Series A	30,057	(30,057)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(4,058)	—	(4,058)
Balance at December 31, 2011	19,182,236	2,398,017	216	493,773	—	—	(63,069)	(309,441)	—	121,479
Net income (loss)	—	—	—	—	—	—	—	526	(107)	419
Other comprehensive loss	—	—	—	—	—	—	(10,463)	—	—	(10,463)
Capital contributions of noncontrolling interests	—	—	—	—	—	—	—	—	162	162
Treasury stock purchases	—	—	—	—	(74,130)	(350)	—	—	—	(350)
Issuance of shares for restricted stock units	319,807	—	3	(3)	—	—	—	—	—	—
Issuance of shares for stock option exercises	136,826	16,500	2	298	—	—	—	—	—	300
Income tax on options	—	—	—	173	—	—	—	—	—	173
Share-based compensation	—	—	—	1,287	—	—	—	—	—	1,287
Conversion of Series B to Series A	12,961	(12,961)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(10,947)	—	(10,947)
Balance at December 31, 2012	19,651,830	2,401,556	$221	$495,528	(74,130)	$(350)	$(73,532)	$(319,862)	$55	$102,060
See accompanying Notes to Consolidated Financial Statements.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 43

A. H. Belo Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	December 31,
In thousands	2012	2011	2010
Operating Activities
Net income (loss)	$419	$(10,933)	$(124,235)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Depreciation and amortization	32,717	35,666	38,140
Share-based compensation	1,287	2,191	1,940
Amortization of actuarial (gains) losses	32	(649)	(626)
Loss (gain) on disposal of fixed assets	(384)	347	(6,402)
Deferred income taxes	396	638	(8,392)
Provision for uncertain tax positions	—	37	351
Gain on recovery of investment	(144)	(729)	—
Pension plan withdrawal	—	1,988	132,346
Asset impairment	2,444	6,500	3,404
Equity method investment earnings (in excess of) less than dividends received	(201)	396	2,205
Loss on investment related activity, net	—	2,634	—
Spare parts inventory write-down	—	1,785	—
Net change in assets acquired and held for sale	2,396	(2,396)	—
Net changes in operating assets and liabilities:
Accounts receivable	3,569	6,300	9,733
Funds held by Belo Corp. for future pension contributions	—	3,410	8,568
Inventories	525	943	(2,186)
Prepaids and other current assets	(659)	626	(399)
Other assets	415	1,735	976
Accounts payable	(2,884)	(11,097)	9,968
Accrued compensation and benefits	(217)	(54)	7,582
Pension liabilities	(33,772)	(53,374)	—
Other accrued expenses	(5,262)	1,044	(7,788)
Advance subscription payments	(1,783)	(566)	(3,656)
Other post-employment benefits	(78)	(1,602)	(307)
Net cash (used for) provided by operations	(1,184)	(15,160)	61,222
Investing Activities
Capital expenditures, net	(11,322)	(8,657)	(10,597)
Proceeds on the recovery of an impaired investment	144	729	—
Proceeds from sale of fixed assets	628	1,100	9,765
Purchase of investments	(742)	(2,959)	—
Investment distribution proceeds	—	59	—
Other, net	—	—	32
Net cash used for investing activities	(11,292)	(9,728)	(800)
Financing Activities
Dividends paid	(10,947)	(4,058)	—
Proceeds from exercise of stock options	300	95	1,366
Purchase of treasury shares	(350)	—	—
Capital contributions of noncontrolling interests	127	—	—
Net cash (used for) provided by financing activities	(10,870)	(3,963)	1,366
Net (decrease) increase in cash and cash equivalents	(23,346)	(28,851)	61,788
Cash and cash equivalents at beginning of period	57,440	86,291	24,503
Cash and cash equivalents at end of period	$34,094	$57,440	$86,291
Supplemental Disclosures
Interest paid	$321	$250	$320
Income tax paid, net of refunds	$1,489	$415	$2,301
Noncash investing activities:
Fixed assets and investments received from Belo Investment, LLC	$—	$11,191	$—
See accompanying Notes to Consolidated Financial Statements.

PAGE 44	A. H. Belo Corporation 2012 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1: Significant Accounting Policies and Recently Issued Accounting Standards
Description of Business.    A. H. Belo Corporation (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four daily newspapers and related websites. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; The Press-Enterprise (www.pe.com), serving Southern California’s Inland Empire region and winner of one Pulitzer Prize; and the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas. The Company publishes various specialty publications targeting niche audiences, and its investments include Classified Ventures, LLC (“Classified Ventures”), owner of cars.com, and Wanderful Media, LLC, owner of Find n Save®. A. H. Belo offers digital marketing solutions through 508 Digital and Your Speakeasy, LLC, and also owns and operates commercial printing, distribution and direct mail service businesses. In February 2008, the Company’s former parent, Belo Corp. (“Belo”) separated its publishing operations in a spin-off transaction (the “Distribution”) and A. H. Belo became an independent registrant listed on the New York Stock Exchange (NYSE trading symbol: AHC).
Basis of Presentation.    The Consolidated Financial Statements include the accounts of A. H. Belo and its subsidiaries. The Company follows the guidance set by the Financial Accounting Standards Board (“FASB”) or other authoritative accounting standards-setting bodies. Under Accounting Standards Codification (“ASC”) 810 – Consolidation, the Company determines whether subsidiaries, joint ventures, partnerships, and other arrangements should be consolidated. Transactions between the entities comprising the Company are eliminated and noncontrolling interests in less than wholly-owned subsidiaries are recorded in the Consolidated Financial Statements. All dollar amounts are in thousands, except per share amounts, unless the context requires otherwise.
In 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-05 – Comprehensive Income (Topic 220); Presentation of Comprehensive Income and the Consolidated Financial Statements now include Consolidated Statements of Comprehensive Income or Loss for all periods presented. The Company also adopted ASU 2013-02 – Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, and the notes herein now reference the account on the Consolidated Statements of Operations for amounts reclassified from accumulated comprehensive income or loss to net income.
Cash and Cash Equivalents.    The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.
Accounts Receivable.    Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical write-off experience and the Company’s knowledge of the customers’ ability to pay amounts due. The Company’s policy is to write-off accounts after all collection efforts fail; generally, amounts past due by more than one year are written-off. Expense for such uncollectible amounts is included in other production, distribution, and operating costs. Bad debt expense for 2012, 2011 and 2010 was $2,367, $2,399 and $2,311, respectively. Write-offs, net of recoveries and other adjustments for 2012, 2011 and 2010 were $2,529, $3,331 and $4,963, respectively.
Risk Concentration.    Financial instruments subject to potential concentration of credit risk include cash equivalents and accounts receivable. The Company invests available cash balances in an overnight deposit fund holding commercial paper of a single issuer. The issuer’s commercial paper is graded A1 by Moody’s and overnight holdings in the fund were $23,484 as of December 31, 2012.
A significant portion of the Company’s customer base is concentrated within the local geographical area of each newspaper. The Company generally extends credit to customers, and the ultimate collection of accounts receivable could be affected by the national and local economy. Management continually performs credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. The Company maintains an allowance for losses based upon the collectibility of accounts receivable. Management does not believe significant credit risk exists that could have a material adverse effect on the Company’s consolidated financial condition, liquidity or results of operations.
Inventories.    Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are recorded at average cost. The Company reviews its inventories for obsolescence and records an expense for any items that no longer have future value.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 45

Assets Held for Sale.    Assets held for sale include fixed assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale.
Property, Plant and Equipment.    The Company records property, plant and equipment at cost or its fair value if acquired through a business acquisition or non-monetary exchange. Depreciable assets are reviewed to ensure the remaining useful life of the assets continue to be appropriate and the Company records any resulting adjustments to depreciation expense on a prospective basis. Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

	Estimated Useful Lives
Buildings and improvements	5	-	30 years
Newspaper publishing equipment	3	-	20 years
Other	3	-	10 years
Goodwill.    The Company records goodwill at the reporting unit level based on the excess fair value of prior business acquisitions over the fair value of the assets and liabilities acquired. Reporting units of the Company are based on its internal reporting structure and represent a reporting level below an operating segment. For those reporting units which record goodwill, the Company tests for impairment by estimating the fair value of the reporting unit compared to its carrying value. The Company uses a discounted cash flow model to calculate the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions. The Company performs the goodwill impairment test as of December 31 each fiscal year or when changes in circumstances indicate an impairment event may have occurred. Impairment charges represent non-cash charges and do not affect the Company’s liquidity, cash flows from operating activities or have any effect on future operations. As of December 31, 2012, the Company recorded goodwill at The Dallas Morning News reporting unit, for which the fair value substantially exceeded its carrying value.
In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (Topic 350); Testing Goodwill for Impairment, allowing companies to assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The adoption of this amendment did not impact the Company’s financial condition, results of operations or liquidity.
Long-Lived Assets.    The Company evaluates its ability to recover the carrying value of property, plant and equipment, and finite-lived intangible assets, using the lowest level of cash flows associated with the assets, which are grouped based on the Company’s intended use of these assets. This evaluation is performed whenever a change in circumstances indicates that the carrying value of the asset groups may not be recoverable from future undiscounted cash flows. If the analysis of future cash flows indicates the carrying value of the long-lived assets cannot be recovered, the assets are adjusted to the lower of its carrying value or fair value.
Investments.    The Company owns certain equity securities in companies in which it does not exercise control. For those investments where the Company is able to exercise significant influence over the investee as defined under ASC 323 – Equity Method and Joint Ventures, the Company accounts for the investment under the equity method of accounting, recognizing its share of the investee’s income or loss as a component of earnings. All other investments are recorded under the cost method and the Company recognizes income or loss upon the receipt of dividends or distributions, or upon liquidation of the investment. Each reporting period, the Company evaluates its ability to recover the carrying value of both equity and cost method investments based upon the financial strength of the investee. If the Company determines the carrying value is not recoverable, the Company will record an impairment charge for the difference between the fair value of the investment and the carrying value.
Self-Insured Risks.    A. H. Belo self-insures certain risks for employee medical costs, workers’ compensation, general liability and commercial automotive claims. The Company purchases stop-loss insurance and/or high deductible policies with third-party insurance carriers to limit these risks, and third-party administrators are used to process claims. Claims incurred prior to the Distribution are subject to processing under the insurance programs established by Belo, and the Company is allocated its respective share of the total costs. Each period, the Company estimates, utilizing third party experts, the undiscounted liability associated with its uninsured risks based on historical claim patterns, employee demographic data, assets insured, and insurance policy. A. H. Belo’s estimate associated with these uninsured liabilities is monitored by management for adequacy based on information currently available. However, actual amounts could vary significantly from such estimates if actual trends, including the severity or frequency of claims and/or medical cost inflation, were to change.

PAGE 46	A. H. Belo Corporation 2012 Annual Report on Form 10-K

Pension and Other Retirement Obligations.    Through December 31, 2010, the Company provided retirement benefits for certain current and former employees through The G. B. Dealey Retirement Pension Plan (the “GBD Pension Plan”), which is sponsored by Belo. The Company accounted for its pension obligations under accounting guidance for multiemployer pension plans under which it recognized as net pension cost the required contribution for each period and recognized as a liability any reimbursement obligation due and unpaid. Effective January 1, 2011, the Company and Belo split the GBD Pension Plan, and the assets and liabilities related to current and former Company employees were transferred into the A. H. Belo Pension Plans, sponsored solely by the Company. See Note 10 – Pension and Other Retirement Plans for details regarding this transaction. Beginning in 2011, the Company followed accounting guidance for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants, to the extent the cumulative balance in accumulated other comprehensive income (loss) exceeds 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. As of the effective date of the A. H. Belo Pension Plans, participation in and accrual of new benefits to participants remained frozen and accordingly, on-going service costs are not a component of net periodic pension expense. From time to time, the Company-sponsored plans may elect to settle pension obligations with certain plan participants through the plans’ master trust as part of its de-risking strategies. The Company elected not to recognize the gains or losses associated with settlements of plan obligations to participants if such settlements are less than the interest component of net periodic pension cost for the year. Accordingly, such amounts are included in actuarial gains (losses) in accumulated other comprehensive income (loss).
In 2012, ASU No. 2011-09 – Compensation – Retirement Benefits –Multiemployer Plans (Subtopic 715–80); Disclosures about an Employer’s Participation in a Multiemployer Plan became effective, requiring additional disclosures for multiemployer pension plans which would be applied retrospectively for all prior periods presented in the financial statements. The Company determined the disclosures under this amendment were not applicable as the Company was no longer a participant in the GBD Pension Plan at the effective date of this amendment. Further, the Company and Belo had fully settled the division of assets and obligations associated with the GBD Pension Plan in 2011, and no further continuing involvement existed at the required date of the underlying disclosures.
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
Share-Based Compensation.    The Company recognizes the granting of share-based awards at fair value in the financial statements. The fair value of option awards is estimated at the date of grant using the Black-Scholes-Merton pricing model and the fair value of restricted stock unit awards (“RSU”) is the closing price of the Company’s common stock on the date of grant. Total compensation cost is amortized to earnings over the requisite service period. Upon vesting, RSUs are redeemed with 60 percent in A. H. Belo Series A common stock and 40 percent in cash. The Company records a liability for the portion of the outstanding RSUs to be redeemed in cash, which is adjusted to its fair value each period, based on the closing price of the Company’s common stock. Prior to the Distribution, the Company’s employees participated in a share-based compensation plan sponsored by Belo. The Company was charged for the stock compensation cost recorded by Belo related to the Company’s employees.
Shareholders’ Equity.    The Company authorized the issuance of shares of Series A and Series B common stock. Series A common stock has one vote per share and Series B common stock has 10 votes per share. Shares of Series B common stock are convertible at any time on a share-for-share basis into shares of Series A common stock, but not vice versa. The Company grants stock option and restricted stock unit awards to employees and directors of the Company. Upon vesting of restricted stock units, shares of Series A common stock are issued. Upon the exercise of stock options, Series A common stock is issued if the holder of the stock options executes a simultaneous exercise and sale. If the holder of the stock option chooses not to sell the shares, they are issued Series B common stock.
The Company’s Board of Directors authorized the purchase of the Company’s Series A or Series B common stock, for use other than retirement, through open market purchases, privately negotiated transactions or otherwise. Treasury stock is recorded at cost, reducing shareholders’ equity. Treasury stock purchased privately through negotiated transactions at other than market prices shall be recorded at cost and the price paid in excess of the market cost shall be accounted for according to its substance. When treasury shares are subsequently sold or reissued, the cost of the treasury shares is reversed and the realized gain or loss on sale or reissue, net of any directly attributable incremental transaction costs and related tax, is recognized as a change in additional paid in capital.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 47

Accumulated other comprehensive income (loss) consists of actuarial gains and losses associated with the A. H. Belo Pension Plans and prior service costs and deferral of gains resulting from negative plan amendments related to other post-employment benefit plans. The cumulative pension-related balance in accumulated other comprehensive income (loss) is amortized to earnings over the weighted average remaining life expectancy of the participants to the extent such balances exceed 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets.
Revenue Recognition.    The Company’s principal sources of revenue is the advertising space in published issues of its newspapers and on the Company’s websites, the sale of newspapers to distributors and individual subscribers, as well as amounts charged to customers for direct mail, commercial printing, and distribution. Advertising revenue is recorded net of agency commission at the time the advertisements are published in the newspaper and ratably over the period of time the advertisement is placed on the websites. Marketing services revenue is recognized at the time the services are rendered. Proceeds from subscriptions are deferred and included in revenue ratably over the term of the subscriptions. Subscription revenue under buy-sell arrangements with distributors is recorded based on the net amount received from the distributor, whereas subscription revenue under fee-based delivery arrangements with distributors is recorded based on the amount received from the subscriber. Direct mail and commercial printing revenue is recorded when the product is distributed or shipped.
Income Taxes.    The Company uses the asset and liability method of accounting for income taxes and recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company establishes a valuation allowance if it is more likely than not that the deferred tax assets will not be realized. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred tax liabilities, available tax planning strategies, and future taxable income.
The Company also evaluates any uncertain tax positions and recognizes a liability for the tax benefit associated with an uncertain tax position if it is more likely than not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company records a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in interest expense.
Use of Estimates.    Company management makes estimates and assumptions that affect the amounts and disclosures reported in its financial statements and include valuation allowances for doubtful accounts, uncertain tax positions and deferred tax assets, fair value measurements related to assets held for sale, pension plan assets, and equity based compensation, actuarial liabilities related to self-insured risks, pension plan obligations, and assumptions related to impairment and recovery of goodwill and long lived assets. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.
Segments.    The Company’s operating segments are defined as its newspapers within a given geographic area. The Company determined that all of its operating segments meet the criteria defined in ASC 280 - Segment Reporting allowing it to be aggregated into one reporting segment.
Fair Value Measurements.    The Company’s financial instruments, including cash, cash equivalents, accounts receivable, interest receivable, accounts payable, and amounts due to customers are carried at cost, which approximates its fair value because of the short-term nature of these instruments.

PAGE 48	A. H. Belo Corporation 2012 Annual Report on Form 10-K

Note 2: Goodwill and Intangible Assets
At December 31, 2012 and 2011, the Company performed its annual impairment testing related to The Dallas Morning News reporting unit, which recorded goodwill of $24,582. The Company used the discounted cash flow method to determine fair value of this reporting unit, as well as giving consideration to pricing of recent mergers and acquisitions, earnings multiples among industry peers, and recent performance of the Company’s stock. The use of discounted cash flows is based on assumptions requiring significant judgment regarding revenue growth rates, margins, discount factors and tax rates. These assumptions and the methods used in determining the reporting unit fair value are reviewed by senior management and are believed to be reasonable and appropriate. The Company determined that the fair value of The Dallas Morning News reporting unit substantially exceeded its carrying value, and no impairment was considered necessary. Goodwill associated with The Providence Journal and The Press-Enterprise was fully impaired in prior years.
The table below sets forth the Company’s identifiable intangible assets, consisting of subscriber lists that are subject to amortization. Intangible assets associated with The Dallas Morning News were fully amortized in prior years.

	Total Subscriber Lists	The Providence Journal	The Press- Enterprise
December 31, 2012
Gross balance	$91,928	$78,698	$13,230
Accumulated amortization	(80,217)	(69,225)	(10,992)
Net balance	$11,711	$9,473	$2,238

December 31, 2011
Gross balance	$91,928	$78,698	$13,230
Accumulated amortization	(74,978)	(64,853)	(10,125)
Net balance	$16,950	$13,845	$3,105
Amortization expense for intangible assets for 2012, 2011 and 2010 was $5,239, $5,239 and $5,238, respectively. Amortization expense for 2013, 2014 and 2015 is expected to be $5,239, $5,239 and $1,233, respectively, at which time the intangibles will be fully amortized.
Note 3: Investments
The Company owns investment interests in various entities which are recorded under the equity method or cost method of accounting, or consolidated if the Company holds a controlling financial interest. Under the equity method, the Company records its share of the investee’s earnings or losses each period in other income (expense), net, in the Consolidated Statements of Operations. Under the cost method, the Company records earnings or losses when such amounts are realized. The Company evaluates the recoverability of its investments each period. The table below sets forth the Company’s investments as of December 31, 2012 and 2011:

	2012	2011
Equity method investments	$5,706	$5,030
Cost method investments	1,120	1,082
Total investments	$6,826	$6,112
Investments recorded under the equity method of accounting include the following:
Classified Ventures – The Company and Belo jointly own a 6.6 percent interest in Classified Ventures, in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company, and The Washington Post Company. The two principal online businesses Classified Ventures operates are cars.com and apartments.com. The Company included Classified Ventures’ consolidated financial statements as of December 31, 2012 as an exhibit to the Company’s 2012 Form 10-K, as it represents a significant subsidiary as defined by Securities and Exchange Commission regulations. The Company received dividends of $2,427 and $2,231 from Classified Ventures in 2012 and 2011, respectively.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 49

Wanderful Media, LLC (“Wanderful”) – The Company owns an 11.9 percent interest in Wanderful, which owns Find n Save®, a digital shopping platform where consumers can find national and local retail goods and services for sale. This platform combines local media participation with advanced search and database technology to allow consumers to view online sales circulars and local advertised offers or search for an item and receive a list of local advertisers and the price and terms offered for the searched item.
During the third quarter of 2012, the Company and a local advertising agency entered into an operating agreement and formed Your Speakeasy, LLC (“Speakeasy”), that targets middle-market business customers and provides turnkey social media account management and content development services. The Company owns a 70 percent interest in Speakeasy and, accordingly, consolidated the company’s assets, liabilities and results of operations within its Consolidated Financial Statements as of December 31, 2012.
Concurrent with the Distribution, certain previously acquired real estate properties were transferred to Belo Investment, LLC (“Belo Investment”), in which the Company and Belo each received a 50 percent interest.  This transfer allowed the Company and Belo to retain a continuing interest in each of the properties.  Through December 31, 2011, the Company accounted for its interest in Belo Investment under the equity method of accounting.  On December 31, 2011, Belo Investment transferred four of its real estate properties to a newly formed subsidiary, AHC Dallas Properties, LLC.  The Company entered into a nontaxable, non-monetary exchange arrangement with Belo Investment whereby it yielded its interests in Belo Investment in exchange for 100 percent of the holdings in AHC Dallas Properties, LLC and assumed a liability for certain capital repairs to properties retained by Belo Investment.  The asset distribution was based on an equitable allocation of the properties using values established by third party independent appraisals.  The Company determined that as a result of its continuing interests in these properties, the exchange should be accounted for at the lower of fair value or historical carrying value. Accordingly, $11,191 of fixed assets and $90 of other assets received by AHC Dallas Properties, LLC in the exchange were consolidated in the Company’s 2011 financial statements and the Company recorded a non-operating loss on its investment in 2011 of $5,018 in other expense.
Note 4: Changes in Accounting Estimates
In 2012 and 2011, the Company accelerated the depreciation of certain property, plant and equipment that was determined to have a shorter remaining useful life than previously estimated. Accordingly, the Company recorded additional depreciation expense of $2,251 and $1,017 in 2012 and 2011, respectively.
In 2011, the Company recorded a $1,785 write-down of its spare parts inventory based on estimates by management regarding the ability of the Company to use the inventory parts in future periods. The write-down is recorded in other production, distribution, and operating costs.
The Company also revised its estimate of the unfunded projected benefit obligation assumed in connection with the withdrawal from the GBD Pension Plan during the second quarter of 2011 as a result of finalizing demographic data associated with plan participants transferred to the A. H. Belo Pension Plans. This finalization transaction resulted in a charge to earnings of $1,988 in the second quarter of 2011. See Note 10 – Pension and Other Retirement Plans for the changes in this estimate.
Note 5: Long-term Incentive Plans
On February 8, 2008, A. H. Belo established a long-term incentive plan under which 8,000,000 common shares were authorized for equity based awards. On the date of the Distribution, awards under the plan were granted to holders of Belo stock options and RSUs. Subsequent awards under the plan may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units or stock appreciation rights. In addition, stock options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying stock options.
In connection with the Distribution, holders of outstanding Belo stock options received an adjusted Belo stock option for the same number of shares of Belo common stock as previously held but with a reduced exercise price based on the closing price on February 8, 2008. Holders also received one new A. H. Belo stock option for every five Belo stock options held as of the Distribution Date with an exercise price based on the closing share price on February 8, 2008. Following the Distribution, there were 2,497,000 A. H. Belo stock options outstanding at the weighted average exercise price of $21.09, of which 2,404,000 stock options were vested and exercisable at a weighted average exercise price of $21.11.
At the time of the Distribution, Belo RSUs were treated as if they were issued and outstanding shares. As a result, the Belo RSUs and the A. H. Belo RSUs taken together, had the same aggregate value (based on the closing prices of the Belo stock and the A. H. Belo stock on the Distribution Date) as the Belo RSUs immediately prior to the Distribution. Each stock option and RSU, of both A. H. Belo and of Belo, otherwise have the same terms as the pre-Distribution awards and all such awards are vested. Following the Distribution, A. H. Belo and Belo recognized compensation expense for any pre-Distribution awards related to their respective employees, regardless of which company ultimately issued the awards.

PAGE 50	A. H. Belo Corporation 2012 Annual Report on Form 10-K

Stock Options.    The non-qualified stock options granted to employees under A. H. Belo’s long-term incentive plans become exercisable in cumulative installments over periods of one to three years and expire after 10 years. No options were granted during 2012, 2011 and 2010. The grant date fair value of outstanding stock option awards was estimated using the Black-Scholes-Merton valuation. Volatility was calculated using an analysis of historical stock prices. The expected lives of stock options were determined based on the Company’s employees’ historical stock option exercise experience, which the Company believed to be the best estimate of future exercise patterns available. The risk-free interest rates were determined using the implied yield currently available for zero-coupon United States Government debt securities with a remaining term equal to the expected life of the stock options. The expected dividend yields were based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The exercise price of stock options granted under the A. H. Belo long-term incentive plan equals the closing stock price on the day of grant. Accordingly, no intrinsic value exists on the option on the grant date.
The table below sets forth a summary of stock option activity under the A. H. Belo long-term incentive plan for 2012, 2011 and 2010:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2009	3,127,424	$14.20
Exercised	(453,253)	3.02
Canceled	(482,435)	13.01
Outstanding at December 31, 2010	2,191,736	16.77
Exercised	(46,500)	2.05
Canceled	(448,546)	17.49
Outstanding at December 31, 2011	1,696,690	16.99
Exercised	(153,326)	1.97
Canceled	(327,684)	20.64
Outstanding at December 31, 2012	1,215,680	$17.90
The table below summarizes vested and exercisable A. H. Belo stock options outstanding as of December 31, 2012:

Range of Exercise Prices			Number of Options Outstanding	Weighted-Average Remaining Life (years)	Weighted-Average Exercise Price
$1.00	-	$6.60	413,838	5.69	$4.56
$6.61	-	$17.99	2,271	4.15	17.28
$18.00	-	$22.99	238,308	2.75	20.86
$23.00	-	$29.00	561,263	1.49	26.48
			1,215,680	3.17	17.90
As of December 31, 2012, the Company’s employees and non-employee directors held 738,721 A. H. Belo stock options and the remaining 476,959 stock options are held by Belo employees. During 2011, the Company recognized all remaining compensation expense related to outstanding stock options for its employees.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 51

Restricted Stock Units. Under A. H. Belo’s long-term incentive plan, the Company’s Board of Directors awards RSUs. The RSUs have service and/or performance conditions and vest over a period of up to three years. Upon vesting, the RSUs will be redeemed with 60 percent in A. H. Belo Series A common stock and 40 percent in cash. As of December 31, 2012, the liability for the portion of the award to be redeemed in cash was $1,317.
The table below sets forth a summary of RSU activity under the A. H. Belo long-term incentive plan for 2012, 2011 and 2010:

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2009	438,582				$10.35
Granted	775,997				6.21
Vested	(132,024)	79,137	52,887	$417	17.36
Canceled	(64,103)				9.18
Non-vested at December 31, 2010	1,018,452				6.36
Granted	425,710				7.58
Vested	(408,039)	244,803	163,236	$1,242	8.47
Canceled	(33,893)				6.71
Non-vested at December 31, 2011	1,002,230				6.01
Granted	375,686				4.82
Vested	(533,043)	319,807	213,236	$1,025	5.22
Canceled	(33,255)				6.13
Non-vested at December 31, 2012	811,618				$5.97
The fair value of the RSUs granted is determined using the closing trading price of A. H. Belo’s shares on the grant date. As of December 31, 2012, the Company had $673 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.3 years.
Compensation Expense. A. H. Belo recognizes compensation expense for any awards issued to its employees and directors under its long-term incentive plan. Additionally, compensation expense is recognized for any pre-Distribution awards related to its employees and directors that were issued under Belo’s long-term incentive plans. The table below sets forth compensation expense (benefit) related to stock awards, which is recorded on a straight-line basis over the vesting period of the award, for 2012, 2011 and 2010:

	A. H. Belo				Belo
	Equity Awards			RSU-Cash Expense	Equity Awards	Total Expense
	Options Expense	RSU-Stock Expense	Total
2012	$—	$1,287	$1,287	$784	$—	$2,071
2011	183	2,008	2,191	(87)	131	2,235
2010	152	1,788	1,940	3,007	207	5,154
Note 6: Long-term Debt
As of December 31, 2012, the Company operated under an Amended and Restated Credit Agreement dated as of January 2, 2009, by and between the Company and certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended by First through Fifth Amendments dated August 18, 2009, December 3, 2009, August 18, 2010, March 10, 2011, and May 2, 2011, respectively, and together, the “Credit Agreement”). The Credit Agreement, with a maturity date of September 30, 2014, provided a $25,000 working capital facility that was subject to a borrowing base. Among other matters, the Credit Agreement created an asset-based revolving credit facility secured by the Company’s accounts receivable, inventory, and real property and other assets. The Company had not borrowed under the Credit Agreement since 2009 as cash flows from operations were sufficient to meet liquidity requirements. Commitment fees on the unused credit facility accrued at 0.5 percent and at 2.5 percent on outstanding letters of credit.

PAGE 52	A. H. Belo Corporation 2012 Annual Report on Form 10-K

On January 4, 2013, the Company voluntarily terminated its Credit Agreement to provide greater financial and operating flexibility and to eliminate direct and indirect costs related to the Credit Agreement. All liens and security interests under the Credit Agreement were released and no early termination penalties were incurred by the Company as a result of the termination. Unamortized debt issuance costs of $401 were recorded to interest expense in the first quarter of 2013, as a result of the termination.
Note 7: Fair Value Measurements
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
The table below sets forth the assets by major category that were measured at fair value on a nonrecurring basis during the period, as required by ASC 820 –Fair Value Measurements:

		Fair Value Measurements Using
Description	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Losses
December 31, 2012
Property, plant and equipment	$235	$—	$235	$—	$(2,444)
December 31, 2011
Property, plant and equipment	26,444	—	26,444	—	(6,500)
Assets held for sale	2,396	—	2,396	—	(700)
December 31, 2010
Investments	—	—	—	—	(2,448)
In December 2012, The Press-Enterprise ceased printing certain commercial products that were determined to be unprofitable. As a result, various related press assets, with a carrying value of $2,679, were identified that would no longer be used in operations. The Company intends to sell these assets and recorded an impairment charge of $2,444 based on the expected net sales proceeds of $235 estimated from current appraisals.
In the fourth quarter of 2011, the Company realigned certain asset groupings used for purposes of evaluating long-lived assets for impairment to more closely correspond with the Company’s operating strategies.  Certain real estate properties in California were removed from The Press-Enterprise’s production assets group based on revised strategies that would better optimize the return on these assets.  As a result of the economic decline in the California real estate markets, the estimated recovery values on these real estate assets were less than the recorded carrying value.  Accordingly, the Company recorded an impairment charge of $6,500 to record these assets at their fair value.
In the first quarter of 2011, the Company acquired the personal residence of a Company officer for $3,096, pursuant to a retention and relocation agreement. In 2011, the Company recorded a loss of $700 on the residence based on expected net sales proceeds of $2,396. The residence was sold in the second quarter of 2012 for $2,410.
In 2010, the Company impaired the carrying value of its investment in Sawbuck Realty Inc., an investment accounted for under the cost method, as the Company did not anticipate any recovery of this investment.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 53

Note 8: Termination and Exit Costs
During 2011, the Company committed to a plan to reduce staffing levels in order to align operating expenses with the Company’s strategies. The reduction-in-force affected approximately 250 positions, resulting in termination costs of approximately $3,052 recorded in salaries, wages, and employee benefits. At December 31, 2011, approximately $492 of these costs were recorded in other accrued liabilities, which were paid in 2012.
The Company continues to monitor its corporate staffing levels to meet its operating needs and may incur severance expenses that are not part of a formal plan.
In December 2012, The Press-Enterprise ceased printing certain commercial products and recorded a $637 charge to earnings, which included severance and other related expenses to exit these operations. These expenses are expected to be paid in the first quarter of 2013. Additionally, certain related press assets were identified that would no longer be used in operations and an impairment charge of $2,444 was recorded as described in Note 7 – Fair Value Measurements.
Note 9: Income Taxes
The table below sets forth income tax expense (benefit) for 2012, 2011 and 2010:

	2012	2011	2010
Current
Federal	$—	$2,961	$—
State	1,366	1,432	817
Total current	1,366	4,393	817
Deferred
Federal	108	313	(41,882)
State	406	526	(5,997)
Total deferred	514	839	(47,879)
Valuation allowance	(148)	(221)	39,487
Total income tax expense (benefit)	$1,732	$5,011	$(7,575)
The table below sets forth income tax expense (benefit) for 2012, 2011 and 2010 computed by applying the applicable United States federal income tax rate and is reconciled to the tax expense (benefit) computed at the effective income tax rate:

	2012	2011	2010
Computed expected income tax expense (benefit)	$753	$(2,073)	$(46,134)
State income tax (net of federal benefit)	1,154	1,668	(3,367)
Federal and state provision to return	—	—	1,704
2006 - 2008 Belo IRS audit adjustment	—	2,961	—
2009 net operating loss carryback - Belo Corp.	—	—	414
Meals and entertainment	243	—	—
Valuation allowance	(148)	(221)	39,487
Compensation limitation	124	618	—
Equity compensation	(355)	—	—
Belo Investment, LLC asset distribution	—	2,033	—
Other	(39)	25	321
Income tax expense (benefit)	$1,732	$5,011	$(7,575)
Effective income tax rate	80.5%	(84.6)%	(5.7)%
As of December 31, 2012, the Company’s cumulative federal and state taxable net operating losses were $59,121 and $36,624, respectively. These net operating losses can be carried forward to offset future taxable income. These losses will begin to expire in the year 2016 if not utilized.

PAGE 54	A. H. Belo Corporation 2012 Annual Report on Form 10-K

Pursuant to the Tax Matters Agreement between Belo and the Company, the Company incurred a one-time charge of $2,961 related to a pre-Distribution Internal Revenue Service (“IRS”) audit adjustment in 2011.  Additionally, in 2010, Belo agreed to carryback certain taxable net operating losses of the Company against previous years’ taxable income, resulting in net refunds of $4,732. Of the $4,732 refund received in 2010, $1,183 was retained by Belo and recorded as other expense. In 2009, the taxable net operating loss carryback resulted in an $11,978 tax refund. As discussed in Note 10 – Pension and Other Retirement Plans, this refund was held by Belo on the Company’s behalf and applied towards the Company’s obligations to reimburse Belo for a portion of its contributions to the GBD Pension Plan. The realization of the net operating loss carrybacks resulted in reductions to the respective year’s valuation allowance.
The table below sets forth the significant components of the Company’s deferred tax liabilities and assets:

	December 31,
	2012	2011
Deferred tax assets
Deferred compensation and benefits	$4,899	$4,889
Expenses deductible for tax purposes in a year different from the year accrued	1,876	3,672
Defined benefit plans	43,920	50,868
Net operating loss	24,778	19,647
Other	4,157	3,577
Total deferred tax assets	79,630	82,653
Valuation allowance for deferred tax assets	(67,589)	(64,996)
Deferred tax assets, net	12,041	17,657
Deferred tax liabilities
Tax amortization in excess of book amortization	5,887	7,928
Tax depreciation in excess of book depreciation	1,081	4,759
State taxes	2,464	2,138
Total deferred tax liabilities	9,432	14,825
Net deferred tax assets	$2,609	$2,832
Deferred taxes are classified as current and long-term deferred assets or liabilities based on the classification of the related assets or liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2012 and 2011. Deferred tax assets include $25,736 and $22,843 related to net losses recorded in accumulated other comprehensive loss as of December 31, 2012 and 2011, respectively. These deferred tax assets were fully reserved and there was no net effect to tax expense for amounts recorded to other comprehensive loss in 2012, 2011 or 2010. The Company places a threshold for recognition of deferred tax assets based on whether it is more likely than not that these assets will be realized. In making this determination, all positive and negative evidence is considered, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income and taxable income in prior carryback years.
As a result of certain realization requirements of ASC 718 – Stock Compensation, the deferred tax assets and deferred tax liabilities shown above do not include certain deferred tax assets as of December 31, 2012 and 2011, that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of December 31, 2012, additional paid in capital would be increased by $605 if such deferred tax assets were ultimately realized in accordance with the applicable tax law.
The Company’s tax returns for the 2009 and 2008 tax years are currently under examination by the IRS. The Company does not expect that the results of this examination will have a material effect on the Company’s financial condition or results of operations. The Company anticipates closing the examination in 2013.
The Company follows accounting guidance under ASC 740-10 – Income Taxes related to uncertainty in income tax positions, which clarifies the accounting and disclosure requirements for uncertainty in tax positions. The Company assessed its filing positions in all significant jurisdictions where it is required to file income tax returns for all open tax years. Tax returns filed in major jurisdictions, as defined, include the U. S. federal income tax return and state income tax returns in three states. The Company’s federal income tax returns for the years subsequent to December 31, 2009 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions where the Company operates remain subject to examination for various periods subsequent to December 31, 2006.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 55

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

	2012	2011
Balance at January 1	$333	$342
Reductions for tax positions of prior years	(9)	(9)
Balance at December 31	$324	$333
In addition to the uncertain tax positions, the Company accrued interest and penalties of $38 and $55 in 2012 and 2011, respectively.
Note 10: Pension and Other Retirement Plans
Defined Benefit Plans. Prior to the Distribution, approximately 5,100 current and former employees of the Company participated in the GBD Pension Plan, which is sponsored by Belo. By prior agreement, A. H. Belo was contractually obligated to reimburse Belo for 60 percent of each contribution Belo made to the GBD Pension Plan. On October 6, 2010, the Company and Belo entered into a Pension Plan Transfer Agreement (the “Transfer Agreement”) whereby the Company and Belo agreed to split the assets and liabilities of the GBD Pension Plan, allowing the Company to establish the A. H. Belo Pension Plans and serve as sponsor of these plans. On January 1, 2011, the Company established the A. H. Belo Pension Plans which received the transferred assets and obligations from the GBD Pension Plan. A. H. Belo Pension Plan I provides benefits to certain employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain employees at The Providence Journal. In the second quarter of 2011, the Company and Belo completed the allocation of the GBD Pension Plan assets and liabilities outstanding as of December 31, 2010. The A. H. Belo Pension Plans were allocated $238,327 of plan assets and $363,928 of projected benefit obligations. The net unfunded obligation, in addition to $8,733 of contributions the Company was required to make to the GBD Pension Plan as a result of the Transfer Agreement, resulted in a loss on withdrawal from the GBD Pension Plan of $134,334. The Company recognized $132,346 of this loss in the fourth quarter of 2010 based on preliminary actuarial estimates, and the remaining $1,988 loss was recognized in the second quarter of 2011. All assets were transferred to the A. H. Belo Pension Plans in the first and second quarters of 2011. No additional benefits are accruing under the A. H. Belo Pension Plans, as future benefits were frozen prior to the plans’ effective date.
In 2011 and 2010, contributions due to the GBD Pension Plan of $8,733 and $8,572, respectively, were recorded to salaries, wages, and employee benefits, of which $3,410 and $8,572, respectively, were offset with amounts due from Belo, as discussed in Note 9 – Income Taxes. As a result of the Transfer Agreement and the final settlement between the GBD Pension Plan and the A. H. Belo Pension Plans, the Company is no longer considered a participant to the GBD Pension Plan. Upon transfer of assets and liabilities to the A. H. Belo Pension Plans, no amounts were recorded in accumulated other comprehensive income (loss) as the Company recognized a charge to earnings in 2010 in the amount of the unfunded liability of the A. H. Belo Pension Plans.
Under the A. H. Belo Pension Plans, the Company made required contributions of $22,672 and $16,305 in 2012 and 2011, respectively, and discretionary contributions of $10,000 and $30,000 in 2012 and 2011, respectively, to the A. H. Belo Pension Plans, directly reducing the unfunded projected pension obligation of these plans. Actuarial losses of $10,613 and $65,019 were recorded to other comprehensive loss in 2012 and 2011, respectively, see Note 11 – Shareholders’ Equity for information on amounts recorded to accumulated other comprehensive income.
The Company-sponsored plans implemented a de-risking strategy in 2012, offering voluntary and mandatory liquidations to 1,433 plan participants. A total of 889 participants accepted the offer which will result in total lump sum payouts of $10,526 and which is expected to reduce the projected benefit obligation by $14,500. As of December 31, 2012, approximately 93 percent of participants electing this option were paid a total of $9,767. These obligations were funded through the plans’ master trust account and are a component of 2012 benefit payments as shown in the table below. As the cost of these settlements was less than the interest component of net periodic pension expense, the related gain (loss) associated with these settlements was reflected as a component of the actuarial loss and included in accumulated other comprehensive loss. The Company anticipates additional settlements of participant obligations could occur in 2013.

PAGE 56	A. H. Belo Corporation 2012 Annual Report on Form 10-K

The table below sets forth summarized financial information about the A. H. Belo Pension Plans:

	2012	2011
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$420,885	$363,928
Interest cost	17,300	18,900
Actuarial loss	31,740	55,777
Benefit payments	(28,530)	(17,720)
Projected benefit obligation at end of year	441,395	420,885
Change in plan assets
Fair value of plan assets at beginning of year	274,905	238,327
Return on plan assets	39,527	7,993
Employer contributions	32,672	46,305
Benefit payments	(28,530)	(17,720)
Fair value of plan assets at end of year	318,574	274,905
Funded status	$(122,821)	$(145,980)
Amounts recorded on the balance sheet
Noncurrent liability - Accrued benefit cost	$122,821	$145,980

Accumulated benefit obligation	$441,395	$420,885
Net Periodic Pension Expense
The Company estimates net periodic pension expense based on the plan assets and estimated projected pension obligations assumed by the A. H. Belo Pension Plans. The Company assumed a 6.5 percent long-term return on the plans’ assets in 2012 and 2011. Investment strategies for the plans’ assets are based upon factors such as the remaining useful life expectancy of participants and market risks. The projected benefit obligations and the subsequent year’s related interest expense are based upon the Citigroup Pension Yield Curve, which produced composite discount rates of 3.7 percent, 4.2 percent, and 5.3 percent as of December 31, 2012, 2011 and 2010 respectively. The table below sets forth components of net periodic pension expense for 2012 and 2011:

	2012	2011
Interest cost	$17,300	$18,900
Expected return on plan assets	(18,400)	(17,235)
Amortization of actuarial loss	700	—
Net periodic (benefit) cost	$(400)	$1,665
Plan Assets
The Company is responsible for directing the investment strategies of the A. H. Belo Pension Plans’ assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments, and an appropriate balance of long-term investment return and risks. The long-term targeted allocation of the plans’ assets invested in equity securities and fixed-income securities is 60 percent and 40 percent, respectively. These targets are determined by matching the actuarial projections of the plans’ future liabilities and benefit payments with the expected long-term rates of return on assets and expected market risks. Investment risk is continuously monitored and plan assets are rebalanced to target allocations to meet the Company’s strategy and the plans’ liquidity needs. At December 31, 2012, the plans’ investments in equity securities and fixed income securities accounted for 55.3 percent and 44.7 percent of the total non-cash holdings, respectively.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 57

The table below sets forth the A. H. Belo Pension Plans’ assets at fair value as of December 31, 2012 and 2011, with inputs used to develop fair value measurements:

			Fair Value Measurements Using
	Total		Quoted Price in Active Markets for Identical Assets (Level I)		Significant Other Observable Inputs (Level II)		Significant Unobservable Inputs (Level III)
Description	2012	2011	2012	2011	2012	2011	2012	2011
Cash and money market funds	$5,591	$1,735	$5,591	$1,735	$—	$—	$—	$—
Equity Funds
U.S. Equity Securities	111,605	100,028	—	—	111,605	100,028	—	—
International Equity Securities	61,347	44,737	11,226	—	50,121	44,737	—	—
Fixed Income Funds
Domestic Corporate and Government Debt Securities	98,794	82,899	—	—	98,794	82,899	—	—
Domestic Corporate Debt Securities	31,623	35,379	—	—	31,623	35,379	—	—
International Corporate and Government Debt Securities	9,614	10,127	—	—	9,614	10,127	—	—
Total	$318,574	$274,905	$16,817	$1,735	$301,757	$273,170	$—	$—
Inputs and valuation techniques used to measure the fair value of plan assets vary according to the type of asset being valued. Cash and money market funds, as well as exchange traded funds, are designated as Level I. Remaining equity securities and fixed income securities represent units of commingled pooled funds and fair values are based on net asset value (“NAV”) of the units of the fund determined by the fund manager. Commingled pooled funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors than retail mutual funds. As commingled pooled funds are typically only accessible by institutional investors, the NAV is not readily observable by non-institutional investors. Equity securities held through units in these funds are monitored as to issuer and industry. As of December 31, 2012, there were no significant concentrations of equity or debt securities in any single issuer or industry.
Other
The table below sets forth the Company’s expected future benefit payments as of December 31, 2012:

Payment year	Expected Benefit Payments
2013	$20,626
2014	21,051
2015	21,475
2016	21,906
2017	22,307
2018 – 2022	120,623
In July 2012, the Moving Ahead for Progress in the 21st Century Act (the “MAP–21 Act”) was passed into law, and includes funding relief for employer-provided defined benefit pension plans.  The MAP-21 Act also increases the Pension Benefit Guaranty Corporation insurance premiums, particularly for underfunded plans. As a result of this Act, the Company expects to make contributions to the A. H. Belo Pension Plans in the range of $7,400 to $21,000 in 2013.  The Company will fund the A. H. Belo Pension Plans to meet or exceed statutory requirements.

PAGE 58	A. H. Belo Corporation 2012 Annual Report on Form 10-K

Other defined benefit plans – A. H. Belo also sponsors post-retirement benefit plans which provide health and life insurance benefits for certain retired employees.  These plans were frozen subsequent to the Distribution and no future benefits accrue. The Company recorded a liability of $1,985 and $2,140 related to these plans as of December 31, 2012 and 2011, respectively, and a net benefit of $602, $615 and $571 in 2012, 2011 and 2010, respectively. Actuarial gains of $118 and $30 were recorded to other comprehensive income (loss) in 2012 and 2011, respectively. See Note 11 – Shareholders’ Equity for information on balances recorded to accumulated other comprehensive income (loss).
Defined Contribution Plans. The A. H. Belo Savings Plan, a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation, as provided by the plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation (less required withholdings and deductions) up to statutory limits. In 2009, the Company suspended matching contributions and in 2011, the Company resumed matching employee 401(k) contributions during the first and second quarters at 1.5 percent of eligible base salary. Effective January 1, 2012, the Company provides an ongoing dollar-for-dollar match up to 1.5 percent of each eligible participant’s contribution on a per-pay-period basis.  The Company recorded expense of $1,478 and $840 in 2012 and 2011, respectively, for contributions to these plans.
The Company provides transition benefits to A. H. Belo employees affected by the curtailment of the GBD Pension Plan in 2007, including supplemental contributions for a period of up to five years to the A. H. Belo Pension Transition Supplement Plan, a defined contribution plan established by the Company. Concurrent with the date that Belo made its contribution to its pension transition supplement defined contribution plan for the 2007 plan year, Belo caused the vested and non-vested account balances of A. H. Belo employees and former employees to be transferred to the A. H. Belo Pension Transition Supplement Plan. At that time, A. H. Belo assumed sole responsibility for all liabilities for plan benefits of Belo’s Pension Transition Supplement Plan with respect to A. H. Belo’s employees and former employees. The Company recorded expense for the supplemental pension transition plan of $4,146, $4,508 and $5,318, in 2012, 2011 and 2010, respectively. Contributions are paid annually to the plan, and the final contribution of approximately $5,200 is due in the second quarter of 2013.
Note 11: Shareholders’ Equity
Accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) contains actuarial gains and losses associated with the A. H. Belo Pension Plans and gains and losses resulting from negative plan amendments and other actuarial experience related to other post-employment benefit plans. The Company records amortization of accumulated other comprehensive loss in salaries, wages, and employee benefits in the Consolidated Statements of Operations. The table below sets forth the changes in accumulated other comprehensive income (loss), net of tax, as presented in the Company’s Consolidated Statements of Comprehensive Loss:

	2012			2011
	Total	Defined benefit pension plans	Other post-employment benefit plans	Total	Defined benefit pension plans	Other post-employment benefit plans
Balance beginning of period	$(63,069)	$(65,019)	$1,950	$2,569	$—	$2,569
Amortization	32	700	(668)	(649)	—	(649)
Actuarial gains (losses)	(10,495)	(10,613)	118	(64,989)	(65,019)	30
Balance end of period	$(73,532)	$(74,932)	$1,400	$(63,069)	$(65,019)	$1,950
Amounts recorded to other comprehensive loss in 2012 and 2011 are presented net of tax. See Note 9 – Income Taxes.
Dividends. The declaration of dividends is subject to the discretion of A. H. Belo’s Board of Directors. When recorded, dividends are payable to holders of the Company’s Series A and B common stock and to holders of outstanding RSUs. Cash dividends per share recorded during 2012, 2011 and 2010 were $0.48, $0.18 and $0, respectively, totaling $10,947 and $4,058 in 2012 and 2011, respectively. On November 8, 2012, the Company declared a dividend payable to shareholders of record and holders of RSUs as of the close of business on January 11, 2013. The dividend of $1,367 was paid on February 1, 2013.
On March 7, 2013, the Company declared a dividend of $0.06 per share to shareholders of record and holders of RSUs as of the close of business on May 17, 2013, payable on June 7, 2013.
Treasury Stock. In 2012, the Company’s Board of Directors authorized the purchase of up to 1,000,000 shares of the Company’s Series A or Series B common stock through open market purchases, privately negotiated transactions or otherwise. As of December 31, 2012, the Company purchased 74,130 shares of Series A common stock for $350. All purchases were made through open market transactions.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 59

Note 12: Earnings Per Share
The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	2012	2011		2010
Earnings (numerator)
Net income (loss) attributable to A. H. Belo Corporation	$526	$(10,933)		$(124,235)
Less income to participating securities	390	—		—
Net income (loss) available to common shareholders	136	(10,933)		(124,235)

Shares (denominator)
Weighted average common shares outstanding (basic)	21,947,981	21,495,814		20,992,424
Effect of dilutive securities	117,875	—	(a)	—	(a)
Adjusted weighted average shares outstanding (diluted)	22,065,856	21,495,814		20,992,424

Earnings per share
Basic	$0.01	$(0.51)		$(5.92)
Diluted	$0.01	$(0.51)		$(5.92)

(a)
Due to the net loss available to common shareholders in 2011 and 2010, adding dilutive securities to the denominator would result in anti-dilution and therefore these securities were not included in the calculation.

Holders of service-based RSUs and RSUs with performance conditions where the performance conditions were met participate in A. H. Belo dividends on a one-on-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.
The Company considers outstanding stock options and RSUs in the calculation of its earnings per share. A total of 1,909,423 and 2,698,920 options and RSUs outstanding as of December 31, 2012 and 2011, respectively, were excluded from the calculation because they did not affect the earnings per share for common shareholders or the effect was anti-dilutive.
Note 13: Commitments
As of December 31, 2012, the Company had contractual obligations for leases and capital expenditures that primarily related to newspaper production equipment. The table below sets forth the summarized commitments of the Company as of December 31, 2012:

	Total	2013	2014	2015	2016	2017	Thereafter
Operating lease commitments	$6,685	$2,486	$2,024	$1,094	$549	$437	$95
Capital commitments	1,380	1,380	—	—	—	—	—
Total commitments	$8,065	$3,866	$2,024	$1,094	$549	$437	$95
Total lease expense for property and equipment was $2,350, $4,265, and $5,395 in 2012, 2011, and 2010, respectively.
The Company will fund the A. H. Belo Pension Plans to meet or exceed statutory requirements and currently expects to contribute approximately $7,400 to $21,000 to these plans in 2013. See Note 10 – Pension and Other Retirement Plans for discussion of pension funding relief.

PAGE 60	A. H. Belo Corporation 2012 Annual Report on Form 10-K

Note 14: Contingencies
On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against various A. H. Belo related parties in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consisted of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. Plaintiffs moved for reconsideration, which motion was denied by the United States Magistrate. On July 15, 2011, the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. On August 20, 2012, the United States Court of Appeal for the Fifth Circuit affirmed the grant of summary judgment. Plaintiffs’ time to file a petition for review with the United States Supreme Court expired in November 2012. This matter is now concluded.
In addition to the proceeding described above, a number of other legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.
Note 15: Related Party Transactions
In connection with the Distribution, the Company entered into various agreements under which the Company and Belo furnish services to each other. Payments made or other consideration provided in connection with all continuing transactions between the Company and Belo are on an arm’s-length basis. During 2012, 2011 and 2010, the Company provided $229, $1,546 and $4,332, respectively, in information technology and web-related services to Belo, and Belo provided $1,399, $2,025 and $1,470, respectively, in legal, payroll, and account payable services to the Company. As a result of these transactions and amounts due from Belo resulting from the carryback of taxable losses against Belo’s taxable income from prior years, as described in Note 9 – Income Taxes, A. H. Belo recorded a payable to Belo of $192 and $125 at December 31, 2012 and 2011, respectively, and a receivable from Belo of $3,531 as of December 31, 2010. During 2012, the Company paid $571 for capital improvements on properties held by Belo Investment. Payment of these costs were negotiated as part of the 2011 non-cash exchange of interests between the Company and Belo Investment, as described in Note 3 – Investments.

A. H. Belo Corporation 2012 Annual Report on Form 10-K	PAGE 61

Note 16: Quarterly Results of Operations (Unaudited)
The table below sets forth a summary of the unaudited quarterly results of operations for 2012 and 2011:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Net Operating Revenues
Advertising and marketing services	$60,077	$67,936	$64,173	$69,869	$62,123	$65,229	$71,850	$79,587
Circulation	34,655	35,052	33,757	34,899	34,243	34,749	33,851	35,192
Printing and distribution	10,102	9,187	11,213	9,718	12,515	10,012	11,487	10,073
Total net operating revenues	104,834	112,175	109,143	114,486	108,881	109,990	117,188	124,852
Operating Costs and Expenses
Salaries, wages and employee benefits	46,005	50,495	42,623	48,099	43,364	44,958	45,078	44,186
Other production, distribution and operating costs	40,696	45,652	41,525	43,228	40,614	41,996	44,297	44,066
Newsprint, ink and other supplies	13,972	14,502	15,371	15,071	15,899	14,618	16,073	15,890
Depreciation	7,113	7,583	8,348	8,256	6,219	7,386	5,798	7,202
Amortization	1,310	1,310	1,310	1,310	1,309	1,310	1,310	1,309
Asset impairments	—	—	—	—	—	—	2,444	6,500
Pension plan withdrawal	—	—	—	1,988	—	—	—	—
Total operating costs and expenses	109,096	119,542	109,177	117,952	107,405	110,268	115,000	119,153
Net income (loss) from operations	(4,262)	(7,367)	(34)	(3,466)	1,476	(278)	2,188	5,699
Other Income (Expense), Net
Other income (expense), net	907	1,267	921	446	594	764	991	(2,318)
Interest expense	(136)	(207)	(242)	(172)	(128)	(132)	(124)	(158)
Total other income (expense), net	771	1,060	679	274	466	632	867	(2,476)
Income (Loss) Before Income Taxes	(3,491)	(6,307)	645	(3,192)	1,942	354	3,055	3,223
Income tax expense	402	420	383	3,630	501	489	446	472
Net Income (Loss)	(3,893)	(6,727)	262	(6,822)	1,441	(135)	2,609	2,751
Net loss attributable to noncontrolling interests	—	—	—	—	(42)	—	(65)	—
Net Income (Loss) Attributable to A. H. Belo Corporation	$(3,893)	$(6,727)	$262	$(6,822)	$1,483	$(135)	$2,674	$2,751

Net income (loss) per share (a)
Basic	$(0.18)	$(0.31)	$0.01	$(0.32)	$0.07	$(0.01)	$0.11	$0.12
Diluted	$(0.18)	$(0.31)	$0.01	$(0.32)	$0.06	$(0.01)	$0.11	$0.12

(a)
Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

PAGE 62	A. H. Belo Corporation 2012 Annual Report on Form 10-K