Form 10-Q
period 2013-03-31
A. H. Belo Corp
filed 2013-04-30
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	April 23, 2013
Common Stock, $.01 par value	22,058,692
Total Common Stock consists of 19,658,392 shares of Series A Common Stock and 2,400,300 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I
Item 1. Financial Information
A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
In thousands, except share and per share amounts (unaudited)	2013	2012
Net Operating Revenue
Advertising and marketing services	$57,734	$60,077
Circulation	32,144	34,655
Printing and distribution	9,394	10,102
Total net operating revenue	99,272	104,834
Operating Costs and Expense
Salaries, wages and employee benefits	45,037	46,005
Other production, distribution and operating costs	41,081	40,696
Newsprint, ink and other supplies	13,914	13,972
Depreciation	5,722	7,113
Amortization	1,340	1,310
Total operating costs and expense	107,094	109,096
Net loss from operations	(7,822)	(4,262)
Other Income (Expense), Net
Other income, net	576	907
Interest expense	(411)	(136)
Total other income (expense), net	165	771
Loss Before Income Taxes	(7,657)	(3,491)
Income tax expense	419	402
Net Loss	(8,076)	(3,893)
Net loss attributable to noncontrolling interests	(54)	—
Net Loss Attributable to A. H. Belo Corporation	$(8,022)	$(3,893)

Per Share Basis
Net loss attributable to A. H. Belo Corporation
Basic and Diluted	$(0.37)	$(0.18)
Weighted average shares outstanding
Basic and Diluted	22,032,803	21,687,986
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2013 on Form 10-Q	PAGE 1

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
In thousands (unaudited)	2013	2012
Net loss	$(8,076)	$(3,893)
Other comprehensive income, net of tax:
Amortization of net actuarial loss	245	10
Total other comprehensive income	245	10
Comprehensive loss	(7,831)	(3,883)
Comprehensive loss attributable to noncontrolling interests	(54)	—
Total comprehensive loss attributable to A. H. Belo Corporation	$(7,777)	$(3,883)
See accompanying Notes to Condensed Consolidated Financial Statements.

PAGE 2	A. H. Belo Corporation First Quarter 2013 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
In thousands, except share amounts (unaudited)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$31,862	$34,094
Accounts receivable (net of allowance of $2,278 and $2,759 at March 31, 2013 and December 31, 2012, respectively)	40,079	46,964
Inventories	9,838	9,393
Deferred income taxes, net	1,452	1,496
Prepaids and other current assets	8,133	7,190
Total current assets	91,364	99,137
Property, plant and equipment, at cost	623,126	622,203
Less accumulated depreciation	(482,804)	(477,594)
Property, plant and equipment, net	140,322	144,609
Intangible assets, net	10,733	11,711
Goodwill	24,582	24,582
Investments	7,187	6,826
Deferred income taxes, net	1,002	1,113
Other assets	3,561	3,961
Total assets	$278,751	$291,939
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,055	$15,178
Accrued compensation and benefits	16,869	19,343
Other accrued expenses	6,171	6,669
Advance subscription payments	21,617	20,708
Total current liabilities	58,712	61,898
Long-term pension liabilities	121,534	122,821
Other post-employment benefits	2,917	2,919
Other liabilities	2,497	2,241
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 19,870,795 and 19,651,830 shares at March 31, 2013 and December 31, 2012, respectively	199	197
Series B: issued 2,400,676 and 2,401,556 shares at March 31, 2013 and December 31, 2012, respectively	24	24
Treasury stock, Series A, at cost; 186,179 and 74,130 shares held at March 31, 2013 and December 31, 2012, respectively	(947)	(350)
Additional paid-in capital	496,269	495,528
Accumulated other comprehensive loss	(73,287)	(73,532)
Accumulated deficit	(329,251)	(319,862)
Total shareholders’ equity attributable to A. H. Belo Corporation	93,007	102,005
Noncontrolling interests	84	55
Total shareholders’ equity	93,091	102,060
Total liabilities and shareholders’ equity	$278,751	$291,939
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2013 on Form 10-Q	PAGE 3

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interests	Total
Balance at December 31, 2011	19,182,236	2,398,017	$216	$493,773	—	$—	$(63,069)	$(309,441)	$—	$121,479
Net loss	—	—	—	—	—	—	—	(3,893)	—	(3,893)
Other comprehensive income	—	—	—	—	—	—	10	—	—	10
Issuance of shares for restricted stock units	199,850	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	57,926	4,500	—	104	—	—	—	—	—	104
Income tax on options and RSUs	—	—	—	17	—	—	—	—	—	17
Share-based compensation	—	—	—	748	—	—	—	—	—	748
Conversion of Series B to Series A	596	(596)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(1,357)	—	(1,357)
Balance at March 31, 2012	19,440,608	2,401,921	$218	$494,640	—	$—	$(63,059)	$(314,691)	$—	$117,108

Balance at December 31, 2012	19,651,830	2,401,556	$221	$495,528	(74,130)	$(350)	$(73,532)	$(319,862)	$55	$102,060
Net loss	—	—	—	—	—	—	—	(8,022)	(54)	(8,076)
Other comprehensive income	—	—	—	—	—	—	245	—	—	245
Capital contributions of noncontrolling interests	—	—	—	—	—	—	—	—	83	83
Treasury stock purchases	—	—	—	—	(112,049)	(597)	—	—	—	(597)
Issuance of shares for restricted stock units	218,085	—	2	(2)	—	—	—	—	—	—
Income tax on options and RSUs	—	—	—	(52)	—	—	—	—	—	(52)
Share-based compensation	—	—	—	795	—	—	—	—	—	795
Conversion of Series B to Series A	880	(880)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(1,367)	—	(1,367)
Balance at March 31, 2013	19,870,795	2,400,676	$223	$496,269	(186,179)	$(947)	$(73,287)	$(329,251)	$84	$93,091
See accompanying Notes to Condensed Consolidated Financial Statements.

PAGE 4	A. H. Belo Corporation First Quarter 2013 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands (unaudited)	2013	2012
Operating Activities
Net loss	$(8,076)	$(3,893)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	7,062	8,423
Share-based compensation	795	748
Amortization of net actuarial losses	245	10
Gain on disposal of fixed assets	(151)	(492)
Deferred income taxes	103	53
Provision for uncertain tax positions	—	13
Equity method investment earnings	(549)	(351)
Write-off of unamortized debt issuance costs	401	—
Other	188	—
Changes in other assets and liabilities, net	915	(3,757)
Net cash provided by operations	933	754
Investing Activities
Capital expenditures, net	(1,369)	(1,777)
Proceeds from sale of fixed assets	168	537
Net cash used for investing activities	(1,201)	(1,240)
Financing Activities
Dividends paid	(1,367)	(1,357)
Proceeds from exercise of stock options	—	104
Purchase of treasury stock	(597)	—
Net cash used for financing activities	(1,964)	(1,253)
Net decrease in cash and cash equivalents	(2,232)	(1,739)
Cash and cash equivalents at beginning of period	34,094	57,440
Cash and cash equivalents at end of period	$31,862	$55,701
Supplemental Disclosures
Interest paid	$2	$54
Income tax paid, net of refunds	$73	$64
Noncash investing and financing activities:
Capital contributions by noncontrolling interest of property, plant and equipment	$83	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2013 on Form 10-Q	PAGE 5

A. H. Belo Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1: Summary of Significant Accounting Policies
Description of Business.    A. H. Belo Corporation (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four daily newspapers and related websites. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; The Press‑Enterprise (www.pe.com), serving the Inland Southern California region and winner of one Pulitzer Prize; and the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas. The Company’s newspapers also publish various niche publications targeting specific audiences and own and operate commercial printing, distribution and direct mail service businesses. A. H. Belo offers digital marketing solutions through 508 Digital and Your Speakeasy, LLC and also owns investments in Classified Ventures, LLC, owner of Cars.com, and Wanderful Media, LLC, owner of Find&Save®.
Basis of Presentation.    These Condensed Consolidated Financial Statements include the accounts of A. H. Belo and its subsidiaries and were prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation were included. Transactions between the consolidated companies were eliminated and noncontrolling interests in less than wholly-owned subsidiaries were reflected in the consolidated financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 may not be necessarily indicative of the results that may be expected for the year ending December 31, 2013. All dollar amounts are presented in thousands, except per share amounts, unless the context requires otherwise.
New Accounting Standards. In 2012, the Accounting Standards Update 2013-02 – Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income was issued, requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety. The Company adopted this modification in 2012, and the notes to the consolidated financial statements now reference the account and amounts reclassified from accumulated other comprehensive loss to net income by component.

PAGE 6	A. H. Belo Corporation First Quarter 2013 on Form 10-Q

Note 2: Goodwill and Intangible Assets
The Company has recorded intangible assets consisting of goodwill and subscriber lists from its previous newspaper acquisitions. The carrying value of goodwill related to The Dallas Morning News reporting unit was $24,582 as of March 31, 2013 and December 31, 2012. Goodwill associated with The Providence Journal and The Press‑Enterprise was fully impaired in prior years. Cumulative impairment losses recorded for goodwill by the Company’s newspapers total $439,509 as of March 31, 2013 and December 31, 2012. Subscriber lists related to The Providence Journal and The Press‑Enterprise are amortized over 18 years.
During the three months ended March 31, 2013, the Company finalized the accounting for its December 2012 acquisition of certain assets and liabilities from DG Publishing, Inc., which produced and published Design Guide Texas and Texas Wedding Guide magazines and related websites. Customer relationships purchased in the acquisition were assigned a value of $362 and are amortized over the estimated useful life of three years. The customer relationships are a component of The Dallas Morning News reporting unit. Remaining assets and liabilities acquired were not material.
The table below sets forth the Company’s identifiable intangible assets, consisting of subscriber lists and customer relationship assets.

	Total Intangible Assets	The Dallas Morning News	The Providence Journal	The Press- Enterprise
December 31, 2012
Gross balance	$91,928	$—	$78,698	$13,230
Accumulated amortization	(80,217)	—	(69,225)	(10,992)
Net balance	$11,711	$—	$9,473	$2,238
March 31, 2013
Gross balance	$92,290	$362	$78,698	$13,230
Accumulated amortization	(81,557)	(30)	(70,318)	(11,209)
Net balance	$10,733	$332	$8,380	$2,021
Note 3: Investments
The Company owns investment interests in various entities which are recorded under the equity method or cost method of accounting or consolidated if the Company holds a controlling financial interest. Under the equity method, the Company records its share of the investee’s earnings or losses each period in other income (expense), net, in the consolidated statements of operations. Under the cost method, the Company records earnings or losses when such amounts are realized. The Company evaluates the recoverability of its investments each period. During the three months ended March 31, 2013 and 2012, the Company recorded $549 and $351, respectively, of earnings from equity method investments. The table below sets forth the Company’s investments:

	March 31,	December 31,
	2013	2012
Equity method investments	$6,255	$5,706
Cost method investments	932	1,120
Total investments	$7,187	$6,826
Equity method investments. Investments recorded under the equity method of accounting include the following:
Classified Ventures, LLC (“Classified Ventures”) – The Company and its former parent equally share a 6.6 percent interest in Classified Ventures, in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company and The Washington Post Company. The two principal businesses Classified Ventures operates are Cars.com and Apartments.com.
Wanderful Media, LLC (“Wanderful”) – The Company owns an 11.9 percent interest in Wanderful, which owns Find&Save®, a digital shopping platform where consumers can find national and local retail goods and services for sale. This platform combines local media participation with advanced search and database technology to allow consumers to view local advertised offers and online sales circulars or search for an item and receive a list of local advertisers and the price and terms offered for the searched item.

A. H. Belo Corporation First Quarter 2013 on Form 10-Q	PAGE 7

Consolidated investments. During 2012, the Company and a local advertising agency entered into an operating agreement and formed Your Speakeasy, LLC (“Speakeasy”) that targets middle-market business customers and provides turnkey social media account management and content development services. The Company owns a 70 percent interest in Speakeasy and, accordingly, consolidates the investee’s assets, liabilities and results of operations within its consolidated financial statements.
Note 4: Long-term Incentive Plans
A. H. Belo sponsors a long-term incentive plan under which 8,000,000 common shares are authorized for equity based awards. Awards under the plan may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units (“RSUs”), performance shares, performance units or stock appreciation rights. In addition, stock options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying stock options.
Stock Options.    The table below sets forth a summary of stock option activity under the A. H. Belo long-term incentive plan for the three months ended March 31, 2013:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	1,215,680	$17.90
Canceled	(9,304)	20.38
Outstanding at March 31, 2013	1,206,376	$17.88

Vested and exercisable at March 31, 2013	1,206,376	$17.88
The vested and exercisable weighted average remaining contractual term of A. H. Belo stock options outstanding as of March 31, 2013 was 2.9 years. The expense associated with all outstanding options was fully recognized in prior years and no new options were granted for the three months ended March 31, 2013.
Restricted Stock Units. Under A. H. Belo’s long-term incentive plan, the Company’s Board of Directors periodically awards RSUs. The RSUs have service and/or performance conditions and vest over a period of one to three years. Upon vesting, the RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. As of March 31, 2013, the liability for the portion of the award to be redeemed in cash was $1,339. The table below sets forth a summary of RSU activity under the A. H. Belo long-term incentive plan for the three months ended March 31, 2013:

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2012	811,618				$5.97
Granted	267,443				5.30
Vested	(363,502)	218,085	145,417	$777	6.24
Non-vested at March 31, 2013	715,559				$5.58
A. H. Belo recognizes compensation expense for RSUs issued to its employees and directors under its long-term incentive plan on a straight-line basis over the vesting period of the award, as set forth in the table below:

	RSUs Redeemed in Stock	RSUs Redeemed in Cash	Total RSU Awards Expense
Three months ended March 31,
2013	$795	$799	$1,594
2012	748	742	1,490

PAGE 8	A. H. Belo Corporation First Quarter 2013 on Form 10-Q

Note 5: Long-term Debt
On January 4, 2013, the Company voluntarily terminated its credit agreement (the “Credit Agreement”), with a maturity date of September 30, 2014, that provided a $25,000 working capital facility subject to a borrowing base. The termination of the Credit Agreement is intended to provide the Company greater financial and operating flexibility and to eliminate direct and indirect costs related to the Credit Agreement. All liens and security interests under the Credit Agreement were released and no early termination penalties were incurred by the Company as a result of the termination. Unamortized debt issuance costs of $401 were recorded to interest expense during the three months ended March 31, 2013 as a result of the termination.
Note 6: Income Taxes
Income taxes are recorded using the asset and liability method. The provision for taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. The estimated effective tax rate is re-evaluated each quarter based on the Company’s estimated tax expense for the year.
The Company recognized income tax expense of $419 and $402 for the three months ended March 31, 2013 and 2012, respectively. Tax expense represents effective income tax rates of (5.5) percent and (11.5) percent, for the three months ended March 31, 2013 and 2012, respectively. Tax expense for 2013 and 2012 was primarily attributable to state income tax expense and changes in the valuation allowance on deferred taxes.
The Company evaluates uncertain tax positions and recognizes a liability for the tax benefit associated with an uncertain position only if it more likely than not the position will not be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2013 and December 31, 2012, the Company recorded reserves of $321 and $324, respectively, for uncertain tax positions, and reserves of $101 and $93, respectively, for related interest and penalties.
The Company currently projects taxable losses for the year ending December 31, 2013 for federal income tax purposes and in certain state income tax jurisdictions. Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards begin to expire in 2016 if not utilized.
Note 7: Pension and Other Retirement Plans
Defined Benefit Plans. The Company sponsors two defined benefit pension plans, A. H. Belo Pension Plans I and II (collectively the “A. H. Belo Pension Plans”). A. H. Belo Pension Plan I provides benefits to certain employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain employees at The Providence Journal.
During the three months ended March 31, 2013 and 2012, the Company made required contributions of $396 and $5,435, respectively, to the A. H. Belo Pension Plans. The Company will fund the A. H. Belo Pension Plans to meet or exceed statutory requirements and anticipates contributions for the remainder of 2013 will approximate $7,000 to $20,600.
In 2013, the Company adjusted its targeted allocation of the plans’ assets invested in equity securities and fixed income securities to approximate 55 percent and 45 percent, respectively. The assumed rate of return on these investments of 6.5 percent continues to be appropriate.
Net Periodic Pension Benefit
The Company estimates net periodic pension expense or benefit based on the expected return on plan assets, the interest on projected pension obligations and the amortization of actuarial gains and losses in accumulated other comprehensive loss. The table below sets forth components of net periodic pension benefit:

	Three Months Ended March 31,
	2013	2012
Interest cost	$3,999	$4,325
Expected return on plans’ assets	(4,891)	(4,600)
Amortization of actuarial loss	425	175
Net periodic pension benefit	$(467)	$(100)

A. H. Belo Corporation First Quarter 2013 on Form 10-Q	PAGE 9

Defined Contribution Plans. The A. H. Belo Savings Plan, a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo, and the Company provides an ongoing dollar-for-dollar match up to 1.5 percent of each eligible participant’s contribution on a per-pay-period basis. During the three months ended March 31, 2013 and 2012, the Company recorded expense of $399 and $357, respectively, for matching contributions to this plan.
The A. H. Belo Pension Transition Supplement Plan, a defined contribution plan, covers certain employees affected by the curtailment of The G. B. Dealey Retirement Pension Plan (a plan sponsored by the Company’s former parent company). The Company was obligated to make contributions to this plan based on the earnings of actively employed participants for a period of five years, which concluded on March 31, 2013. During the three months ended March 31, 2013 and 2012, the Company recognized expense of $1,090 and $1,136, respectively, for amounts due to the plan. Contributions were generally paid in the first quarter following each plan year, and during the three months ended March 31, 2013 and 2012, the Company made contributions of $4,147 and $4,508, respectively. In April 2013, the Company made a final contribution of $1,090 for amounts accrued during the three months ended March 31, 2013. The Company’s obligation to fund this plan is now satisfied.
Note 8: Shareholders’ Equity
Accumulated other comprehensive loss. Accumulated other comprehensive loss contains actuarial gains and losses associated with the A. H. Belo Pension Plans and gains and losses resulting from negative plan amendments and other actuarial experience related to other post-employment benefit plans. The Company records amortization of accumulated other comprehensive loss in salaries, wages and employee benefits in its consolidated statements of operations. Gains and losses associated with the A. H. Belo Pension Plans are amortized over the weighted average remaining life expectancy of the participants. Gains and losses associated with the Company’s other post-employment benefit plans are amortized over the average remaining service period of active plan participants. The net deferred tax assets associated with accumulated other comprehensive loss are fully reserved. The table below sets forth the changes in accumulated other comprehensive loss, net of taxes:

	Three Months Ended March 31,
	2013			2012
	Total	Defined benefit pension plans	Other post-employment benefit plans	Total	Defined benefit pension plans	Other post-employment benefit plans
Balance beginning of period	$(73,532)	$(74,932)	$1,400	$(63,069)	$(65,019)	$1,950
Amortization	245	425	(180)	10	175	(165)
Balance end of period	$(73,287)	$(74,507)	$1,220	$(63,059)	$(64,844)	$1,785
Dividends. On February 1, 2013, the Company paid a dividend of $0.06 per share, or $1,367, to its shareholders of record and to holders of outstanding RSU awards at the close of business on January 11, 2013. On March 7, 2013, the Company announced a dividend of $0.06 per share to shareholders of record and holders of RSUs as of the close of business on May 17, 2013, payable on June 7, 2013.
Treasury Stock. In 2012, the Company’s Board of Directors authorized the purchase of up to 1,000,000 shares of the Company’s Series A or Series B common stock through open market purchases, privately negotiated transactions or otherwise. During the three months ended March 31, 2013, the Company purchased 112,049 shares of Series A common stock for $597. All purchases were made through open market transactions.

PAGE 10	A. H. Belo Corporation First Quarter 2013 on Form 10-Q

Note 9: Earnings Per Share
The table below sets forth the reconciliations for net loss and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	Three months ended March 31,
	2013	2012
Earnings (numerator)
Net loss available to common shareholders (a)	$(8,071)	$(3,893)

Shares (denominator)
Weighted average common shares outstanding (basic)	22,032,803	21,687,986
Effect of dilutive securities (b)	—	—
Adjusted weighted average shares outstanding (diluted)	22,032,803	21,687,986

Earnings per share
Basic	$(0.37)	$(0.18)
Diluted	$(0.37)	$(0.18)

(a)	Net loss available to common shareholders includes an adjustment for dividends paid to holders of RSUs which are participating securities.

(b)
A total of 1,921,935 and 2,566,137 options and RSUs outstanding during the three months ended March 31, 2013 and 2012, respectively, were excluded from the calculation because they did not affect the EPS for common shareholders or the effect was anti-dilutive.

Note 10: Contingencies
A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.
In the first quarter of 2013, the Company entered into a non-binding letter of intent with the County of Riverside, California to sell the administrative offices used by The Press-Enterprise. The letter of intent contemplates the transaction to close during the third quarter of 2013. The building will remain classified in property, plant and equipment until a binding agreement is executed.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes filed as part of this report. All dollar amounts are presented in thousands, except per share amounts, unless the context requires otherwise.
OVERVIEW
A. H. Belo Corporation (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four daily newspapers and related websites. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; The Press‑Enterprise (www.pe.com), serving the Inland Southern California region and winner of one Pulitzer Prize; and the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas. The Company’s newspapers also publish various niche publications targeting specific audiences and own and operate commercial printing, distribution and direct mail service businesses. A. H. Belo offers digital marketing solutions through 508 Digital and Your Speakeasy, LLC and also owns investments in Classified Ventures, LLC, owner of Cars.com, and Wanderful Media, LLC, owner of Find&Save®.
A. H. Belo intends for the discussion of its results of operations and financial condition that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect its financial statements.

A. H. Belo Corporation First Quarter 2013 on Form 10-Q	PAGE 11

Overview of First Quarter 2013 Significant Transactions
The Company’s total revenue declined 5.3 percent when compared to the first quarter of 2012 due to a decline in all categories. Advertising and marketing services revenue decreased by 3.9 percent, the lowest year-over-year quarterly decline since the Company’s spin-off from its former parent company in 2008. The improvement of this performance measurement was primarily due marketing services recorded by The Dallas Morning News for 508 Digital and Speakeasy, which commenced operations in the second and third quarters of 2012, respectively, and due to continued growth in the newspaper’s internet classified advertising.
The Company’s circulation revenue decreased by 7.2 percent due to a continued volume decline in home delivery and single copy sales at all newspapers. Printing and distribution revenue was also down by 7.0 percent primarily due to The Press‑Enterprise no longer printing certain commercial products that were unprofitable. Printing and distribution revenue at The Dallas Morning News and at The Providence Journal continued to reflect strong growth primarily due to the expansion of printing and delivery services for large regional newspapers.
The Company continues to monitor and control its operating costs according to changes in revenue. After adjusting for costs associated with the Company’s marketing services initiatives, labor related costs declined by 4.9 percent and non-labor related operating costs declined by 3.0 percent.
The following significant transactions and events affected A. H. Belo’s results of operations and financial position during the first quarter of 2013:

•
Required contributions of $396 were made to the A. H. Belo Pension Plans in the first quarter of 2013, reflecting a significant decline from the $5,435,000 of required contributions made in the first quarter of 2012.

•
The Company concluded the accrual of transition benefits to the A. H. Belo Pension Transition Supplement Plan. Contributions of $4,147 related to 2012 were paid in the first quarter of 2013, and a contribution of $1,090 related to the final obligation recognized in the first quarter of 2013 was paid in the second quarter of 2013.

•	On January 4, 2013, the Company completed a voluntary termination of its $25,000 Credit Agreement and recorded interest expense for the remaining unamortized debt issuance costs of $401.

•
A dividend of $0.06 per share, or $1,367, was recorded and paid to shareholders of record and to holders of RSU awards as of January 11, 2013. The Company also announced a dividend of $0.06 per share payable on June 7, 2013 to shareholders of record and to holders of outstanding RSU awards on May 17, 2013.

•	The Company purchased 112,049 of its Series A common shares through open market transactions for $597.

PAGE 12	A. H. Belo Corporation First Quarter 2013 on Form 10-Q

RESULTS OF OPERATIONS
Consolidated Results of Operations
This section contains a discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the first quarter 2013 and 2012.
The table below sets forth the components of A. H. Belo’s net operating revenue:

	Three Months Ended March 31,
	2013	Percentage Change	2012
Advertising and marketing services	$57,734	(3.9)%	$60,077
Circulation	32,144	(7.2)%	34,655
Printing and distribution	9,394	(7.0)%	10,102
	$99,272	(5.3)%	$104,834
Newspaper Revenue
The table below sets forth the net operating revenue of A. H. Belo’s three daily newspapers.

	Three Months Ended March 31,
	2013	Percentage Change	2012
The Dallas Morning News	$66,106	(1.6)%	$67,180
The Providence Journal	20,633	(9.0)%	22,671
The Press-Enterprise	12,533	(16.4)%	14,983
	$99,272	(5.3)%	$104,834

A. H. Belo Corporation First Quarter 2013 on Form 10-Q	PAGE 13

The table below sets forth the components of The Dallas Morning News net operating revenue:

	Three Months Ended March 31,
	2013	Percent of Total Revenue	Percentage Change	2012	Percent of Total Revenue
Advertising and marketing services	$39,663	60.0%	1.2%	$39,203	58.4%
Display	14,009		(3.4)%	14,497
Classified	6,110		(9.2)%	6,729
Preprint	13,157		0.3%	13,112
Digital	6,387		31.3%	4,865
Circulation	20,980	31.7%	(7.4)%	22,648	33.7%
Printing and distribution	5,463	8.3%	2.5%	5,329	7.9%
	$66,106	100.0%	(1.6)%	$67,180	100.0%
Display – Revenue decreased in 2013 due to lower retail advertising for department stores, apparel and medical. Additionally, general advertising declined in all categories, except for telecommunications and automotive which had improvements in both rates and volume.
Classified – Revenue decreased in 2013 due to lower classified rates in all categories, partially offset by higher volumes in automotive, real estate and obituaries.
Preprint – Revenue increased in 2013 due to higher home delivery mail advertisements, offset by a decline in preprint newspaper advertising inserts.
Digital – Revenue increased in 2013 due to higher automotive and other classified advertising and due to marketing services revenue associated with 508 Digital and Speakeasy, which began operations in the second and third quarter of 2012, respectively.
The Dallas Morning News continues to extend the reach of its niche publications, including Briefing and Al Dia, in order to expand its advertising platform to nonsubscribers of The Dallas Morning News’ core newspaper. This revenue is a component of total display, classified, preprint and digital revenue of The Dallas Morning News discussed above. In 2013 and 2012, advertising revenue for The Dallas Morning News’ niche publications was $5,119 and $5,138, respectively. The relatively flat revenue was due to growth in classified and digital advertising, offset by a decline in retail and general display advertising.
Circulation – Revenue decreased in 2013 due a decline in home delivery and single copy paid print circulation volumes of 5.8 percent and 12.5 percent, respectively.
Printing and distribution – Revenue increased in 2013 due to higher delivery volumes of third-party newspapers.

PAGE 14	A. H. Belo Corporation First Quarter 2013 on Form 10-Q

The table below sets forth the components of The Providence Journal net operating revenue:

	Three Months Ended March 31,
	2013	Percent of Total Revenue	Percentage Change	2012	Percent of Total Revenue
Advertising and marketing services	$9,550	46.3%	(14.9)%	$11,226	49.5%
Display	2,318		(10.6)%	2,594
Classified	3,328		(23.0)%	4,320
Preprint	2,646		(5.8)%	2,808
Digital	1,258		(16.4)%	1,504
Circulation	7,964	38.6%	(7.4)%	8,602	38.0%
Printing and distribution	3,119	15.1%	9.7%	2,843	12.5%
	$20,633	100.0%	(9.0)%	$22,671	100.0%
Display – Revenue decreased in 2013 due to retail advertising for entertainment, department stores and furniture and furnishings. Additionally, general advertising declined in all categories, except for telecommunications and media.
Classified – Revenue decreased in 2013 due to a decline in all categories, except for obituaries.
Preprint – Revenue decreased in 2013 due to a decline in preprint newspaper inserts, consistent with the decline in circulation volumes.
Digital – Revenue decreased in 2013 due to lower volumes in banner and online advertising and lower classified advertising in all categories, except other.
Circulation – Revenue decreased in 2013 due to a decline in home delivery and single copy paid print circulation volumes of 7.9 percent and 14.7 percent, respectively. Volume declines were partially offset by higher effective home delivery and single copy rates of 2.1 percent and 3.1 percent, respectively.
Printing and distribution – Revenue increased in 2013 due to five commercial contracts, which started in the second and third quarters of 2012, for print and home delivery of third-party newspapers.

A. H. Belo Corporation First Quarter 2013 on Form 10-Q	PAGE 15

The table below sets forth the components of The Press‑Enterprise net operating revenue:

	Three Months Ended March 31,
	2013	Percent of Total Revenue	Percentage Change	2012	Percent of Total Revenue
Advertising and marketing services	$8,521	68.0%	(11.7)%	$9,648	64.4%
Display	2,205		(5.2)%	2,326
Classified	2,393		(16.8)%	2,876
Preprint	2,849		(5.3)%	3,009
Digital	1,074		(25.3)%	1,437
Circulation	3,200	25.5%	(6.0)%	3,405	22.7%
Printing and distribution	812	6.5%	(57.9)%	1,930	12.9%
	$12,533	100.0%	(16.4)%	$14,983	100.0%
Display – Revenue decreased in 2013 due to lower display volumes in retail and general and lower average rates resulting from price concessions made subsequent to the first quarter of 2012.
Classified – Revenue decreased in 2013 due to lower rates and volumes primarily in legal, employment and real estate categories.
Preprint – Revenue decreased in 2013 due to a decline in preprint retail advertising volumes.
Digital – Revenue decreased in 2013 due to the newspaper no longer allocating a portion of legal classifieds to digital advertising and due to nonrecurring 2012 revenue associated with a discontinued digital advertising platform.
Circulation – Revenue decreased in 2013 primarily due to a decline in home delivery and single copy paid print circulation volumes of 1.8 percent and 11.4 percent, respectively.
Printing and distribution – Revenue decreased in 2013 primarily due to the newspaper discontinuing the production of certain commercial products in the fourth quarter of 2012 that were unprofitable. Revenue related to these products totaled $1,262 in the first quarter of 2012.

PAGE 16	A. H. Belo Corporation First Quarter 2013 on Form 10-Q

Operating Costs and Expense
The table below sets forth the components of the Company’s operating expense:

	Three Months Ended March 31,
	2013	Percentage Change	2012
Operating Costs and Expense
Salaries, wages and employee benefits	$45,037	(2.1)%	$46,005
Other production, distribution and operating costs	41,081	0.9%	40,696
Newsprint, ink and other supplies	13,914	(0.4)%	13,972
Depreciation	5,722	(19.6)%	7,113
Amortization	1,340	2.3%	1,310
Total operating costs and expense	$107,094	(1.8)%	$109,096
Salaries, wages and employee benefits – Salaries decreased in 2013 due to lower headcount resulting from the Company’s on-going cost reduction initiatives. Pension expense declined due to the lower discount rates being applied to its pension obligations and due to higher earnings on a larger balance of plan assets. These savings were partially offset by higher sales compensation associated with the Company’s marketing services initiatives, 508 Digital and Speakeasy, which commenced operations in the second and third quarters of 2012, respectively. The cost savings were also offset by higher costs in 2013 under the Company’s incentive compensation plan.
Other production, distribution and operating costs – Expense slightly increased in 2013 due to higher non-labor related expense associated with 508 Digital and Speakeasy and due to higher third-party services supporting the growth in internet classified advertising. These expenses were offset by general cost reduction measures.
Newsprint, ink and other supplies – Ink costs increased in 2013 due to the Company printing higher volumes of third party publications. Such customers generally supply the related newsprint. These costs were offset by reduced newsprint costs primarily associated with lower circulation volumes of the Company’s newspapers and due to lower newsprint prices. Newsprint consumption for first quarter 2013 and 2012 was approximately 14,200 and 15,041 metric tons, respectively, and the average cost per metric ton of newsprint was $623 and $634, respectively.
Depreciation – Expense decreased in 2013 due to a lower depreciable asset base and more assets being fully depreciated.
Amortization – Expense was flat year-over-year.

A. H. Belo Corporation First Quarter 2013 on Form 10-Q	PAGE 17

Other
The table below sets forth the other components of the Company’s results of operations:

	Three Months Ended March 31,
	2013	Percentage Change	2012
Other Income (Expense), Net
Earnings from equity method investments	$549	56.4%	$351
Other	27	(95.1)%	556
Other income, net	576	(36.5)%	907
Interest expense	(411)	202.2%	(136)
Total other income (expense), net	$165	(78.6)%	$771

Income Tax Expense	$419	4.2%	$402
Earnings from equity method investments – Income in 2013 increased due to greater investment income recognized from Classified Ventures.
Other – Other income and expense decreased in 2013 due to lower gains related to fixed asset sales.
Interest expense – Interest expense increased in 2013 due to the Company’s voluntarily termination of the Credit Agreement and recording $401 of interest expense for the remaining unamortized debt issuance costs.
Tax expense – Tax expense for 2013 and 2012 is primarily due to state income tax expense and changes in the valuation allowance. See the Condensed Consolidated Financial Statements, Note 6 – Income Taxes.
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization
In addition to the Company’s analysis of net loss attributable to A. H. Belo Corporation, the Company also evaluates earnings after adjusting for depreciation, amortization, interest and taxes (“EBITDA”) and after adding back pension expense, non-cash impairment expense and net investment-related losses (“Adjusted EBITDA”).

	Three Months Ended March 31,
	2013	2012
Net loss attributable to A. H. Belo Corporation	$(8,022)	$(3,893)
Depreciation and amortization	7,062	8,423
Interest expense	411	136
Income tax expense	419	402
EBITDA	(130)	5,068
Addback:
Pension expense	624	1,036
Adjusted EBITDA	$494	$6,104
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

PAGE 18	A. H. Belo Corporation First Quarter 2013 on Form 10-Q

Liquidity and Capital Resources
On January 4, 2013, the Company voluntarily terminated its Credit Agreement, with a maturity date of September 30, 2014, that provided a $25,000 working capital facility subject to a borrowing base. The termination of the Credit Agreement is intended to provide the Company greater financial and operating flexibility and to eliminate direct and indirect costs related to the Credit Agreement. All liens and security interests under the Credit Agreement were released and no early termination penalties were incurred by the Company as a result of the termination. Unamortized debt issuance costs of $401 were recorded to interest expense in the first quarter of 2013 as a result of the termination.
The Company believes it has sufficient cash flows from operations and existing liquid assets to meet its foreseeable operating requirements. The table below sets forth the Company’s sources of liquidity:

Sources of Liquidity	March 31, 2013
Cash and cash equivalents	$31,862
Accounts receivable, net of allowance	40,079
$71,941
Operating Cash Flows
Net cash flows provided by operations were $933 and $754 in 2013 and 2012, respectively. The increase in 2013 cash flows from operations is due to a $5,039 savings from reduced pension contributions and a $2,961 savings related to a 2012 tax settlement payment. These savings were offset by lower operating cash flows in 2013 due to declining revenue and due to additional costs to support the development of the Company’s marketing services initiatives.
The decline in first quarter pension contributions reflects an achieved benefit the Company realized from reaching higher statutory funding levels due to the Company’s 2011 and 2012 voluntary pension contributions totaling $40,000 and improved returns on plan assets. Additionally, lower contributions are in-part due to reduced statutory funding requirements from the Moving Ahead for Progress in the 21st Century Act (the “MAP–21 Act”) that was passed into law in July 2012, and includes funding relief for employer-provided defined benefit pension plans. Future pension funding requirements are subject to change based on factors such as discount rates, the return on plan assets and statutory changes.
Investing Cash Flows
Net cash flows used for investing activities were $1,201 and $1,240 in 2013 and 2012, respectively. The decrease in cash used for investing activities includes lower capital spending in 2013, offset by lower proceeds from the sale of fixed assets.
Financing Cash Flows
Net cash flows used for financing activities were $1,964 and $1,253 in 2013 and 2012, respectively. Significant changes in financing cash flows include purchases in 2013 of 112,049 shares of the Company’s Series A common stock for $597 made under the share purchase program authorized in 2012. Dividend payments of $1,367 and $1,357 were made in 2013 and 2012, respectively.
Contractual Obligations
The A. H. Belo Pension Transition Supplement Plan, a defined contribution plan, covers certain employees affected by the curtailment of The G. B. Dealey Retirement Pension Plan (a plan sponsored by the Company’s former parent company). The Company was obligated to make contributions to this plan based on the earnings of actively employed participants for a period of five years, which concluded on March 31, 2013. Contributions of $4,147 and related expense of $1,090 were recorded in the first quarter of 2013. The final contribution of $1,090 was paid in the second quarter of 2013.
On March 7, 2013, the Company announced a $0.06 per share dividend to shareholders of record and holders of RSUs as of the close of business on May 17, 2013, payable on June 7, 2013.
During January 2013, the Company made a required contribution of $396 to the A. H. Belo Pension Plans. The Company will fund the A. H. Belo Pension Plans to meet or exceed statutory requirements and anticipates contributions for the remainder of 2013 will approximate $7,000 to $20,600.
Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, filed on March 7, 2013, with the SEC.

A. H. Belo Corporation First Quarter 2013 on Form 10-Q	PAGE 19

Critical Accounting Policies and Estimates
No material changes have been made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.
Forward-Looking Statements
Statements in this communication concerning A. H. Belo’s business outlook or future economic performance, anticipated profitability, revenue, expense, dividends, capital expenditures, investments, impairments, business initiatives, pension plan contributions and obligations, real estate sales, future financings and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.
Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership methods, patterns and demography; and audits and related actions by the Alliance for Audited Media; challenges implementing increased subscription pricing and new pricing structures; challenges in achieving expense reduction goals in a timely manner and the resulting potential effects on operations; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by existing and new competitors and suppliers; consumer acceptance of new products and business initiatives; labor relations; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures and investments; pension plan matters; general economic conditions and changes in interest rates; significant armed conflict; acts of terrorism; and other factors beyond the Company’s control, as well as other risks described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, and in the Company’s other public disclosures and filings with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in A. H. Belo Corporation’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2012.
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

PAGE 20	A. H. Belo Corporation First Quarter 2013 on Form 10-Q

PART II
Item 1. Legal Proceedings
A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of the Company’s equity securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

A. H. Belo Corporation First Quarter 2013 on Form 10-Q	PAGE 21

Item 6. Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, as indicated. In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed “furnished” (and not “filed”) All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit Number		Description
2.1	*
Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001‑33741) (the “February 12, 2008 Form 8‑K”))

3.1	*
Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.1 to Amendment No. 3 to the Company’s Form 10 dated January 18, 2008 (Securities and Exchange Commission File No. 001‑33741) (the “Third Amendment to Form 10”))

3.2	*
Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated January 11, 2008 (Exhibit 3.2 to Post‑Effective Amendment No. 1 to Form 10 filed January 31, 2008 (Securities and Exchange Commission File No. 001‑33741))

3.3	*	Amended and Restated Bylaws of the Company, effective January 11, 2008 (Exhibit 3.3 to the Third Amendment to Form 10)
4.1	*	Certain rights of the holders of the Company’s Common Stock set forth in Exhibits 3.1‑3.3 above
4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)
4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)
4.4	*	Rights Agreement dated as of January 11, 2008 between the Company and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)

PAGE 22	A. H. Belo Corporation First Quarter 2013 on Form 10-Q

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*	A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8‑K)
			*	(a)
First Amendment to the A. H. Belo Savings Plan dated September 23, 2008 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on November 14, 2008 (Securities and Exchange Commission File No. 001‑33741))

			*	(b)
Second Amendment to the A. H. Belo Savings Plan effective March 27, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on April 2, 2009 (Securities and Exchange Commission File No. 001‑33741) (the “April 2, 2009 Form 8‑K”))

			*	(c)	Third Amendment to the A. H. Belo Savings Plan effective March 31, 2009 (Exhibit 10.2 to the April 2, 2009 Form 8‑K)
			*	(d)
Fourth Amendment to the A. H. Belo Savings Plan dated September 10, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No. 001‑33741))

		~(2)	*		A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8‑K)
			*	(a)
First Amendment to A. H. Belo 2008 Incentive Compensation Plan effective July 23, 2008 (Exhibit 10.2(2)(a) to the Company’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on August 14, 2008 (Securities and Exchange Commission File No. 001‑33741))

			*	(b)
Form of A. H. Belo 2008 Incentive Compensation Plan Non‑Employee Director Evidence of Grant (for Non‑Employee Director Awards) (Exhibit 10.2(2)(b) to the Company’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on May 13, 2010 (Securities and Exchange Commission File No. 001‑33741) (the “1st Quarter 2010 Form 10‑Q”))

			*	(c)	Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2(2)(c) to the 1st Quarter 2010 Form 10‑Q)
			*	(d)
Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on March 12, 2012 (Securities and Exchange Commission File No. 001‑33741))

			*	(e)
Form of A. H. Belo Cash Long‑Term Incentive Evidence of Grant (Exhibit 10.2 to A. H. Belo Corporation’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on March 12, 2012 (Securities and Exchange Commission File No. 001‑33741))

		~(3)	*		A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8‑K)
			*	(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8‑K)
		~(4)	*		A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)
		~(5)	*
John C. McKeon Retention and Relocation Agreement effective September 22, 2010 (Exhibit 10.2(5) to the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001‑33741))

		~(6)	*
John C. McKeon Severance Agreement and General Release effective January 3, 2012 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 19, 2012 (Securities and Exchange Commission File No. 001‑33741))

A. H. Belo Corporation First Quarter 2013 on Form 10-Q	PAGE 23

Exhibit Number	Description
10.3	Agreements relating to the Distribution of A. H. Belo:
(1)	*		Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8‑K)
	*	(a)
First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission file No. 00‑00371))

(2)	*		Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8‑K)
	*	(a)
Amendment to Employee Matters Agreement as set forth in the Pension Plan Transfer Agreement dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Report on Form 8‑K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001‑33741))) (the “October 8, 2010 Form 8‑K”))

(3)	*		Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8‑K)
(4)	*		Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (See Exhibit 2.1 to the February 12, 2008 Form 8‑K)
(5)	*
Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to A. H. Belo Corporation’s Report on Form 8‑K filed with the Securities and Exchange Commission (October 8, 2010 Form 8‑K))

(6)	*
Agreement among the Company, Belo Corp., and The Pension Benefit Guaranty Corporation, effective March 9, 2011 (Exhibit 10.3(6) to the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001‑33741))

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS		**	XBRL Instance Document
101.SCH		**	XBRL Taxonomy Extension Schema
101.CAL		**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE		**	XBRL Taxonomy Extension Presentation Linkbase Document

PAGE 24	A. H. Belo Corporation First Quarter 2013 on Form 10-Q

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2013

By:	/s/ Michael N. Lavey
Michael N. Lavey
Vice President/Controller
(Principal Accounting Officer)

Date:	April 30, 2013

A. H. Belo Corporation First Quarter 2013 on Form 10-Q	PAGE 25

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed “furnished” (and not “filed”).

PAGE 26	A. H. Belo Corporation First Quarter 2013 on Form 10-Q