Form 10-Q
period 2013-06-30
A. H. Belo Corp
filed 2013-07-30
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	July 23, 2013
Common Stock, $.01 par value	22,313,069
Total Common Stock consists of 19,912,769 shares of Series A Common Stock and 2,400,300 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I
Item 1. Financial Information
A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except share and per share amounts (unaudited)	2013	2012	2013	2012
Net Operating Revenue
Advertising and marketing services	$61,808	$64,173	$119,542	$124,250
Circulation	32,988	33,757	65,132	68,412
Printing and distribution	9,716	11,213	19,110	21,315
Total net operating revenue	104,512	109,143	203,784	213,977
Operating Costs and Expense
Salaries, wages and employee benefits	40,713	42,623	85,750	88,628
Other production, distribution and operating costs	41,483	41,525	82,564	82,221
Newsprint, ink and other supplies	14,295	15,371	28,209	29,343
Depreciation	5,781	8,348	11,503	15,461
Amortization	1,340	1,310	2,680	2,620
Total operating costs and expense	103,612	109,177	210,706	218,273
Net income (loss) from operations	900	(34)	(6,922)	(4,296)
Other Income (Expense), Net
Other income, net	661	921	1,237	1,828
Interest expense	(8)	(242)	(419)	(378)
Total other income (expense), net	653	679	818	1,450
Income (Loss) Before Income Taxes	1,553	645	(6,104)	(2,846)
Income tax expense	437	383	856	785
Net Income (Loss)	1,116	262	(6,960)	(3,631)
Net loss attributable to noncontrolling interests	(65)	—	(119)	—
Net Income (Loss) Attributable to A. H. Belo Corporation	$1,181	$262	$(6,841)	$(3,631)

Per Share Basis
Net income (loss) attributable to A. H. Belo Corporation
Basic and diluted	$0.05	$0.01	$(0.31)	$(0.17)
Weighted average shares outstanding
Basic	22,041,414	22,793,500	22,037,132	21,794,664
Diluted	22,135,162	22,915,563	22,037,132	21,794,664
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2013 on Form 10-Q	PAGE 1

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (unaudited)	2013	2012	2013	2012
Net income (loss)	$1,116	$262	$(6,960)	$(3,631)
Other comprehensive income, net of tax:
Amortization of net actuarial loss	246	10	491	20
Total other comprehensive income	246	10	491	20
Comprehensive income (loss)	1,362	272	(6,469)	(3,611)
Comprehensive loss attributable to noncontrolling interests	(65)	—	(119)	—
Total comprehensive income (loss) attributable to A. H. Belo Corporation	$1,427	$272	$(6,350)	$(3,611)
See accompanying Notes to Condensed Consolidated Financial Statements.

PAGE 2	A. H. Belo Corporation Second Quarter 2013 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
In thousands, except share amounts (unaudited)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$32,851	$34,094
Accounts receivable (net of allowance of $2,141 and $2,759 at June 30, 2013 and December 31, 2012, respectively)	39,890	46,964
Inventories	8,280	9,393
Prepaids and other current assets	7,204	7,190
Deferred income taxes, net	1,462	1,496
Assets held for sale	24,467	—
Total current assets	114,154	99,137
Property, plant and equipment, at cost	578,436	622,203
Less accumulated depreciation	(466,489)	(477,594)
Property, plant and equipment, net	111,947	144,609
Intangible assets, net	9,393	11,711
Goodwill	24,582	24,582
Investments	9,113	6,826
Deferred income taxes, net	965	1,113
Other assets	3,532	3,961
Total assets	$273,686	$291,939
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,418	$15,178
Accrued compensation and benefits	15,226	19,343
Other accrued expense	6,184	6,669
Advance subscription payments	20,801	20,708
Total current liabilities	56,629	61,898
Long-term pension liabilities	118,702	122,821
Other post-employment benefits	2,929	2,919
Other liabilities	2,782	2,241
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 19,912,769 and 19,651,830 shares at June 30, 2013 and December 31, 2012, respectively	199	197
Series B: issued 2,400,300 and 2,401,556 shares at June 30, 2013 and December 31, 2012, respectively	24	24
Treasury stock, Series A, at cost; 308,161 and 74,130 shares held at June 30, 2013 and December 31, 2012, respectively	(1,714)	(350)
Additional paid-in capital	496,485	495,528
Accumulated other comprehensive loss	(73,041)	(73,532)
Accumulated deficit	(329,438)	(319,862)
Total shareholders’ equity attributable to A. H. Belo Corporation	92,515	102,005
Noncontrolling interests	129	55
Total shareholders’ equity	92,644	102,060
Total liabilities and shareholders’ equity	$273,686	$291,939
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2013 on Form 10-Q	PAGE 3

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interests	Total
Balance at December 31, 2011	19,182,236	2,398,017	$216	$493,773	—	$—	$(63,069)	$(309,441)	$—	$121,479
Net loss	—	—	—	—	—	—	—	(3,631)	—	(3,631)
Other comprehensive income	—	—	—	—	—	—	20	—	—	20
Issuance of shares for restricted stock units	297,536	—	3	(3)	—	—	—	—	—	—
Issuance of shares for stock option exercises	63,326	16,500	1	147	—	—	—	—	—	148
Income tax on options and RSUs	—	—	—	4	—	—	—	—	—	4
Share-based compensation	—	—	—	923	—	—	—	—	—	923
Conversion of Series B to Series A	2,397	(2,397)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(2,724)	—	(2,724)
Balance at June 30, 2012	19,545,495	2,412,120	$220	$494,844	—	$—	$(63,049)	$(315,796)	$—	$116,219

Balance at December 31, 2012	19,651,830	2,401,556	$221	$495,528	(74,130)	$(350)	$(73,532)	$(319,862)	$55	$102,060
Net loss	—	—	—	—	—	—	—	(6,841)	(119)	(6,960)
Other comprehensive income	—	—	—	—	—	—	491	—	—	491
Capital contributions by noncontrolling interests	—	—	—	—	—	—	—	—	193	193
Treasury stock purchases	—	—	—	—	(234,031)	(1,364)	—	—	—	(1,364)
Issuance of shares for restricted stock units	247,863	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	11,820	—	—	55	—	—	—	—	—	55
Income tax on options and RSUs	—	—	—	(34)	—	—	—	—	—	(34)
Share-based compensation	—	—	—	938	—	—	—	—	—	938
Conversion of Series B to Series A	1,256	(1,256)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(2,735)	—	(2,735)
Balance at June 30, 2013	19,912,769	2,400,300	$223	$496,485	(308,161)	$(1,714)	$(73,041)	$(329,438)	$129	$92,644
See accompanying Notes to Condensed Consolidated Financial Statements.

PAGE 4	A. H. Belo Corporation Second Quarter 2013 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands (unaudited)	2013	2012
Operating Activities
Net loss	$(6,960)	$(3,631)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	14,183	18,081
Share-based compensation	938	923
Amortization of net actuarial losses	491	20
Gain on disposal of fixed assets	(198)	(470)
Deferred income taxes	259	101
Provision for uncertain tax positions	—	72
Equity method investment earnings	(1,098)	(1,126)
Write-off of unamortized debt issuance costs	401	—
Other	188	—
Net change in assets acquired and held for sale	—	2,396
Benefit plan contributions in excess of expense	(7,416)	(25,932)
Changes in working capital and other operating assets and liabilities, net	6,035	(529)
Net cash provided (used) by operations	6,823	(10,095)
Investing Activities
Capital expenditures, net	(3,015)	(4,044)
Proceeds from sale of fixed assets	243	514
Purchase of investments	(1,377)	—
Net cash used for investing activities	(4,149)	(3,530)
Financing Activities
Dividends paid	(2,735)	(2,724)
Proceeds from exercise of stock options	55	148
Purchase of treasury stock	(1,364)	—
Capital contributions by noncontrolling interests	127	—
Net cash used for financing activities	(3,917)	(2,576)
Net decrease in cash and cash equivalents	(1,243)	(16,201)
Cash and cash equivalents at beginning of period	34,094	57,440
Cash and cash equivalents at end of period	$32,851	$41,239
Supplemental Disclosures
Interest paid	$2	$219
Income tax paid, net of refunds	$1,406	$4,529
Noncash investing and financing activities:
Capital contributions by noncontrolling interest of property, plant and equipment	$66	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2013 on Form 10-Q	PAGE 5

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
Basis of Presentation.    These Condensed Consolidated Financial Statements include the accounts of A. H. Belo and its subsidiaries and were prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation were included. Transactions between the consolidated companies were eliminated and noncontrolling interests in less than wholly-owned subsidiaries were reflected in the consolidated financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and six months ended June 30, 2013, may not be necessarily indicative of the results that may be expected for the year ending December 31, 2013. All dollar amounts are presented in thousands, except per share amounts, unless the context requires otherwise.
New Accounting Standards. In 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02 – Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety. The Company adopted this modification in 2012 and the notes to the consolidated financial statements now reference the account and amounts reclassified from accumulated other comprehensive loss to net income by component.
Note 2: Assets Held for Sale
Assets held for sale include long-lived assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as Assets held for sale. As of June 30, 2013, the Company had entered into various agreements to sell certain building, land and equipment as described in Note 12 – Subsequent Events. These assets, with a total carrying value of $24,467, are reported as Assets held for sale as of June 30, 2013, as the related sales transactions closed in July 2013.

PAGE 6	A. H. Belo Corporation Second Quarter 2013 on Form 10-Q

Note 3: Goodwill and Intangible Assets
The Company recorded intangible assets consisting of goodwill and subscriber lists from its previous newspaper acquisitions. The carrying value of goodwill related to The Dallas Morning News reporting unit was $24,582 as of June 30, 2013 and December 31, 2012. Goodwill associated with The Providence Journal and The Press‑Enterprise was fully impaired in prior years. Cumulative impairment losses recorded for goodwill by the Company’s newspapers total $439,509 as of June 30, 2013 and December 31, 2012. Subscriber lists related to The Providence Journal and The Press‑Enterprise are amortized over 18 years.
During the three months ended March 31, 2013, the Company finalized the accounting for its December 2012 acquisition of certain assets and liabilities from DG Publishing, Inc., which produces and publishes Design Guide Texas and Texas Wedding Guide magazines and related websites. Customer relationships purchased in the acquisition were assigned a value of $362 and are amortized over an estimated useful life of three years. The customer relationships are a component of The Dallas Morning News reporting unit. Remaining assets and liabilities acquired were not material.
The table below sets forth the Company’s identifiable intangible assets, consisting of subscriber lists and customer relationship assets.

	Total Intangible Assets	The Dallas Morning News	The Providence Journal	The Press- Enterprise
June 30, 2013
Gross balance	$92,290	$362	$78,698	$13,230
Accumulated amortization	(82,897)	(60)	(71,412)	(11,425)
Net balance	$9,393	$302	$7,286	$1,805

December 31, 2012
Gross balance	$91,928	$—	$78,698	$13,230
Accumulated amortization	(80,217)	—	(69,225)	(10,992)
Net balance	$11,711	$—	$9,473	$2,238
Note 4: Investments
The Company owns investment interests in various entities which are recorded under the equity method or cost method of accounting or consolidated if the Company holds a controlling financial interest. Under the equity method, the Company records its share of the investee’s earnings or losses each period in other income (expense), net, in the consolidated statements of operations. Under the cost method, the Company records earnings or losses when such amounts are realized. The Company evaluates the recoverability of its investments each period. During the three months ended June 30, 2013 and 2012, the Company recorded $549 and $775, respectively, of earnings from equity method investments. During the six months ended June 30, 2013 and 2012, the Company recorded $1,098 and $1,126, respectively, of earnings from equity method investments. The table below sets forth the Company’s investments:

	June 30,	December 31,
	2013	2012
Equity method investments	$8,181	$5,706
Cost method investments	932	1,120
Total investments	$9,113	$6,826
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

A. H. Belo Corporation Second Quarter 2013 on Form 10-Q	PAGE 7

Wanderful Media, LLC (“Wanderful”) – The Company owns an 12.7 percent interest in Wanderful, which owns Find&Save®, a digital shopping platform where consumers can find national and local retail goods and services for sale. This platform combines local media participation with advanced search and database technology to allow consumers to view local advertised offers and online sales circulars or search for an item and receive a list of local advertisers and the price and terms offered for the searched item.
Consolidated investments. During the third quarter of 2012, the Company and a local advertising agency entered into an operating agreement and formed Your Speakeasy, LLC (“Speakeasy”) which targets middle-market business customers and provides turnkey social media account management and content development services. The Company owns a 70 percent interest in Speakeasy and, accordingly, consolidates the investee’s assets, liabilities and results of operations within its consolidated financial statements.
Note 5: Long-term Incentive Plans
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
Stock Options.    The table below sets forth a summary of stock option activity under the A. H. Belo long-term incentive plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	1,215,680	$17.90
Exercised	(11,820)	4.68
Canceled	(34,729)	22.13
Outstanding at June 30, 2013	1,169,131	$17.91

Vested and exercisable at June 30, 2013	1,169,131	$17.91
The vested and exercisable weighted average remaining contractual term of A. H. Belo stock options outstanding, as of June 30, 2013, was 2.8 years. The expense associated with all outstanding options was fully recognized in prior years and no new options were granted for the six months ended June 30, 2013.
Restricted Stock Units. Under A. H. Belo’s long-term incentive plan, the Company’s Board of Directors periodically awards RSUs. The RSUs have service and/or performance conditions and vest over a period of one to three years. Upon vesting, the RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. As of June 30, 2013, the liability for the portion of the award to be redeemed in cash was $1,567. The table below sets forth a summary of RSU activity under the A. H. Belo long-term incentive plan:

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2012	811,618				$5.97
Granted	335,029				5.46
Vested	(413,136)	247,863	165,273	$897	6.26
Non-vested at June 30, 2013	733,511				$5.57

PAGE 8	A. H. Belo Corporation Second Quarter 2013 on Form 10-Q

A. H. Belo recognizes compensation expense for RSUs issued to its employees and directors under its long-term incentive plan on a straight-line basis over the vesting period of the award, as set forth in the table below:

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
Three months ended June 30,
2013	$143	$347	$490
2012	175	(228)	(53)

Six months ended June 30,
2013	$938	$1,146	$2,084
2012	923	514	1,437
Note 6: Long-term Debt
As of December 31, 2012, the Company operated under an Amended and Restated Credit Agreement dated January 30, 2009, by and between the Company and certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended by First through Fifth Amendments dated August 18, 2009, December 3, 2009, August 18, 2010, March 10, 2011, and May 2, 2011, respectively). The Credit Agreement, with a maturity date of September 30, 2014, provided a $25,000 working capital facility that was subject to a borrowing base. Among other matters, the Credit Agreement created an asset-based revolving credit facility secured by the Company’s accounts receivable, inventory, real property and other assets.
Under certain conditions, the facility restricted payment of dividends, imposed a fixed charge coverage ratio covenant, limited investments and limited the Company’s ability to divest assets. Additionally, payment of voluntary pension contributions, declaration of special dividends and purchase of shares of the Company’s common stock were permitted only as long as no borrowings were outstanding under the revolving credit facility. The Company was also required to pay commitment fees at 0.5 percent on the unused credit facility and 2.5 percent on outstanding letters of credit. The Company had not borrowed under the Credit Agreement since 2009 as cash flows from operations were sufficient to meet liquidity requirements. On January 4, 2013, the Company voluntarily terminated its Credit Agreement to provide greater financial and operating flexibility for purposes of funding its pension plans, returning capital to shareholders, managing its investments and eliminating direct and indirect costs related to the Credit Agreement. All liens and security interests under the Credit Agreement were released and no early termination penalties were incurred by the Company as a result of the termination. Unamortized debt issuance costs of $401 were recorded to interest expense during the three months ended March 31, 2013, as a result of the termination.
Note 7: Income Taxes
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
The Company recognized income tax expense of $437 and $383 for the three months ended June 30, 2013 and 2012, respectively, and $856 and $785 for the six months ended June 30, 2013 and 2012, respectively. Tax expense represents effective income tax rates of 28.1 percent and 59.4 percent, for the three months ended June 30, 2013 and 2012, respectively, and (14.0) percent and (27.6) percent, for the six months ended June 30, 2013 and 2012, respectively. Tax expense for 2013 and 2012 was primarily attributable to state income tax expense and changes in the valuation allowance on deferred taxes.
The Company evaluates uncertain tax positions and recognizes a liability for the tax benefit associated with an uncertain position only if it is more likely than not the position will not be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2013 and December 31, 2012, the Company recorded reserves of $319 and $324, respectively, for uncertain tax positions, and reserves of $108 and $93, respectively, for related interest and penalties.
The Company currently projects taxable income for the year ending December 31, 2013, for federal income tax purposes and in certain state income tax jurisdictions. Net operating losses can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards begin to expire in 2016 if not utilized.

A. H. Belo Corporation Second Quarter 2013 on Form 10-Q	PAGE 9

Note 8: Pension and Other Retirement Plans
Defined Benefit Plans. The Company sponsors two defined benefit pension plans, A. H. Belo Pension Plans I and II (collectively the “A. H. Belo Pension Plans”). A. H. Belo Pension Plan I provides benefits to certain employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain employees at The Providence Journal. The table below sets forth required and voluntary contributions the Company made to the pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Required contributions	$1,940	$8,037	$2,336	$13,472
Voluntary contributions	—	10,000	—	10,000
Total contributions	$1,940	$18,037	$2,336	$23,472
The Company will fund the A. H. Belo Pension Plans to meet or exceed statutory requirements and anticipates required and voluntary contributions of $5,100 and $4,600, respectively, for the remainder of 2013.
In 2013, the Company adjusted its targeted allocation of the plans’ assets invested in equity securities and fixed income securities to approximate 55 percent and 45 percent, respectively. Management believes the assumed rate of return on these investments of 6.5 percent continues to be appropriate.
Net Periodic Pension Benefit
The Company estimates net periodic pension expense or benefit based on the expected return on plan assets, the interest on projected pension obligations and the amortization of actuarial gains and losses in accumulated other comprehensive loss. The table below sets forth components of net periodic pension benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest cost	$3,999	$4,325	$7,998	$8,650
Expected return on plans’ assets	(4,891)	(4,600)	(9,782)	(9,200)
Amortization of actuarial loss	426	175	851	350
Net periodic pension benefit	$(466)	$(100)	$(933)	$(200)
Defined Contribution Plans. The A. H. Belo Savings Plan (“Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. The Company provides an ongoing dollar-for-dollar match up to 1.5 percent of each eligible participant’s contribution on a per-pay-period basis. Expense and contributions for 2013 and 2012 related to the Savings Plan are presented in the table following.
The A. H. Belo Pension Transition Supplement Plan (“PTS Plan”), a defined contribution plan, covered certain employees affected by the curtailment of The G. B. Dealey Retirement Pension Plan (a plan sponsored by the Company’s former parent company). The Company was obligated to make contributions to this plan based on the earnings of actively employed participants for a period of five years, which concluded on March 31, 2013. Contributions were generally paid in the first quarter following each plan year. In April 2013, the Company made a final contribution for amounts accrued during the three months ended March 31, 2013, and the Company’s obligation to fund this plan is now satisfied. Expense and contributions for 2013 and 2012 related to the PTS Plan are presented in the table following.
In May 2013, the PTS Plan was amended to allow a merger of the PTS Plan into the Savings Plan. The merger was effective on July 1, 2013, at which time the account balances for each participant and beneficiary of the PTS Plan and the Savings Plan were merged. After the effective date of the merger, the terms and conditions and all other provisions of the merged plans are those expressed in the Savings Plan.

PAGE 10	A. H. Belo Corporation Second Quarter 2013 on Form 10-Q

The table below sets forth the expense and contributions applicable to the Savings and PTS Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Savings Plan
Expense and contributions	$389	$96	$788	$753
PTS Plan
Expense	—	1,112	1,090	2,248
Contributions	1,090	—	5,237	4,508
Note 9: Shareholders’ Equity
Accumulated other comprehensive loss. Accumulated other comprehensive loss contains actuarial gains and losses associated with the A. H. Belo Pension Plans and gains and losses resulting from negative plan amendments and other actuarial experience related to other post-employment benefit plans. The Company records amortization of accumulated other comprehensive loss in salaries, wages and employee benefits in its consolidated statements of operations. Gains and losses associated with the A. H. Belo Pension Plans are amortized over the weighted average remaining life expectancy of the participants. Gains and losses associated with the Company’s other post-employment benefit plans are amortized over the average remaining service period of active plan participants. The net deferred tax assets associated with accumulated other comprehensive loss are fully reserved. The tables below set forth the changes in accumulated other comprehensive loss, net of taxes:

	Three Months Ended June 30,
	2013			2012
	Total	Defined benefit pension plans	Other post-employment benefit plans	Total	Defined benefit pension plans	Other post-employment benefit plans
Balance, beginning of period	$(73,287)	$(74,507)	$1,220	$(63,059)	$(64,844)	$1,785
Amortization	246	426	(180)	10	175	(165)
Balance, end of period	$(73,041)	$(74,081)	$1,040	$(63,049)	$(64,669)	$1,620

	Six Months Ended June 30,
	2013			2012
	Total	Defined benefit pension plans	Other post-employment benefit plans	Total	Defined benefit pension plans	Other post-employment benefit plans
Balance, beginning of period	$(73,532)	$(74,932)	$1,400	$(63,069)	$(65,019)	$1,950
Amortization	491	851	(360)	20	350	(330)
Balance, end of period	$(73,041)	$(74,081)	$1,040	$(63,049)	$(64,669)	$1,620
Dividends. During the three months ended June 30, 2013 and 2012, the Company recorded and paid dividends of $1,368 and $1,367, respectively. During the six months ended June 30, 2013 and 2012, the Company recorded and paid dividends of $2,735 and $2,724, respectively.
On May 16, 2013, the Company announced an increase in its quarterly dividend to $0.08 per share to shareholders of record and holders of RSUs as of the close of business on August 16, 2013, payable on September 6, 2013.
Treasury Stock. In 2012, the Company’s Board of Directors authorized the purchase of up to 1,000,000 shares of the Company’s Series A or Series B common stock through open market purchases, privately negotiated transactions or otherwise. During the three and six months ended June 30, 2013, the Company purchased 121,982 and 234,031 shares of Series A common stock, respectively, for $767 and $1,364, respectively. All purchases were made through open market transactions.

A. H. Belo Corporation Second Quarter 2013 on Form 10-Q	PAGE 11

Note 10: Earnings Per Share
The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings (numerator)
Net income (loss) available to common shareholders (a)	$1,137	$262	$(6,934)	$(3,631)

Shares (denominator)
Weighted average common shares outstanding (basic)	22,041,414	22,793,500	22,037,132	21,794,664
Effect of dilutive securities (b)	93,748	122,063	—	—
Adjusted weighted average shares outstanding (diluted)	22,135,162	22,915,563	22,037,132	21,794,664

Earnings per share
Basic	$0.05	$0.01	$(0.31)	$(0.17)
Diluted	$0.05	$0.01	$(0.31)	$(0.17)

(a)	Net income (loss) available to common shareholders includes an adjustment for dividends paid to holders of RSUs which are participating securities.

(b)
A total of 1,731,290 and 2,147,076 options and RSUs outstanding during the three months ended June 30, 2013 and 2012, respectively, and 1,902,642 and 2,396,928 options and RSUs outstanding during the six months ended June 30, 2013 and 2012, respectively, were excluded from the calculation because they did not affect the EPS for common shareholders or the effect was anti-dilutive.

Note 11: Contingencies
In June 2013, The Providence Journal executed an agreement allowing it to effectively assume the distribution of various national and regional newspapers and magazines previously managed by a third-party distributor. The agreement also allows the settlement of claims and disputes between The Providence Journal and the third-party distributor. Under the agreement, The Providence Journal will pay the third-party distributor approximately $1,330 over a two-year period for the acquisition of business and settlement of claims. The Company anticipates profits from the distribution contracts to well exceed the amounts paid under the agreement. The Company allocated approximately one-half of the cost of the agreement as a loss on the settlement of claims. As the settlement amounts were determinable and probable, a loss of $665 was recorded to Other production, distribution and operating costs during the three months ended June 30, 2013. The remaining amounts to be paid will be treated as contract acquisition costs and will be amortized to earnings over three years starting in July 2013, consistent with the contract terms between The Providence Journal and the newspaper and magazine publishers.
In addition to the proceeding above, a number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

PAGE 12	A. H. Belo Corporation Second Quarter 2013 on Form 10-Q

Note 12: Subsequent Events
On July 17, 2013, the Company completed the sale of a five-story office building and other ancillary assets in Riverside, California to the County of Riverside for $30,000. Prior to the closing of the sale, the property served as administrative headquarters for The Press‑Enterprise. This strategic sale was executed to allow the Company to monetize the value of certain real assets that were not fully utilized in the Company’s operations. In December 2013, The Press‑Enterprise will relocate its administrative offices to premises within Riverside, California, leased under a five-year lease term with two five-year renewal options.
As of June 30, 2013, the Company reclassified the $24,107 carrying value associated with the property to Assets held for sale. After deducting selling costs, an expected gain of approximately $4,000 to $5,000 will be recognized in the third quarter of 2013. The Company anticipates expense associated with the relocation of The Press‑Enterprise offices to be approximately $500, which will be recognized to earnings as the obligations for these costs are incurred. The Company does not anticipate this transaction to result in a taxable gain.
On July 8, 2013, The Press‑Enterprise also sold certain equipment which was previously idled in 2012 when the newspaper ceased printing various unprofitable commercial products. Net sales proceeds of $494 were received, resulting in a net gain of $259, and the carrying value of $235 was reclassified to Assets held for sale as of June 30, 2013.
In June 2013, the Company executed an agreement with a third-party for the sale of a public parking lot in downtown Providence, Rhode Island. Net sales proceeds of $367 are anticipated to be received in the third quarter of 2013, upon the closing of the transaction, generating an estimated gain of $242. As of June 30, 2013, the Company reclassified the $125 carrying value associated with the property to Assets held for sale.

A. H. Belo Corporation Second Quarter 2013 on Form 10-Q	PAGE 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes filed as part of this report. All dollar amounts are presented in thousands, except per share amounts, unless the context requires otherwise.
OVERVIEW
A. H. Belo Corporation (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates four daily newspapers and related websites. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; The Press‑Enterprise (www.pe.com), serving the Inland Southern California region and winner of one Pulitzer Prize; and the Denton Record‑Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas. The Company’s newspapers also publish various niche publications targeting specific audiences and own and operate commercial printing, distribution and direct mail service businesses. A. H. Belo offers digital marketing solutions through 508 Digital and Your Speakeasy, LLC and also owns investments in Classified Ventures, LLC, owner of Cars.com, and Wanderful Media, LLC, owner of Find&Save®.
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
Overview
During 2013, the Company was influenced by several significant transactions and events. In the first quarter, the Company voluntarily terminated its Credit Agreement, which had not been drawn upon since 2009. This agreement contained various terms restricting the Company’s ability to acquire investments, divest assets, make voluntary pension contributions and return capital to shareholders as described in Liquidity and Capital Resources below. Additionally, the Company executed various sales agreements for real estate and other assets that were not fully utilized in the Company’s operations, including a five-story office building in Riverside, California which served as the administrative headquarters for The Press‑Enterprise, a public parking lot in downtown Providence, Rhode Island, and various equipment and other assets. These strategic sales transactions are all expected to be completed in third quarter of 2013, providing net sales proceeds approximating $29,500 and resulting in gains totaling approximately $4,500 to $5,500. The net carrying value of the assets of $24,467 was transferred from non-current assets to Assets held for sale as of June 30, 2013. As a result of the sale of its administrative headquarters, The Press‑Enterprise executed a five-year lease, commencing December 2013, for office space in Riverside, California with two five-year renewal options. See Note 12 – Subsequent Events to the condensed consolidated financial statements.
Also in June 2013, The Providence Journal executed an agreement allowing it to effectively assume the distribution of various national and regional newspapers and magazines previously managed by a third-party distributor. The agreement also allows the settlement of claims and disputes between The Providence Journal and the third-party distributor. Under the agreement, The Providence Journal will pay the third-party distributor approximately $1,330 over a two-year period for the acquisition of business and settlement of claims. The Company anticipates profits from the distribution contracts to well exceed the amounts paid under the agreement. The Company allocated approximately one-half of the cost of the agreement as a loss on the settlement of claims. As the settlement amounts were determinable and probable, the Company recorded a loss of $665 in the second quarter of 2013. The remaining amounts to be paid will be treated as contract acquisition costs and will be amortized to earnings over three years starting in July 2013, consistent with the contract terms between The Providence Journal and the newspaper and magazine publishers.

PAGE 14	A. H. Belo Corporation Second Quarter 2013 on Form 10-Q

In June 2013, the Company announced Robert W. Decherd will retire as the Company’s Chairman, President and Chief Executive Officer effective September 11, 2013. Mr. Decherd will be succeeded by James M. (“Jim”) Moroney III. Mr. Moroney served as the Company’s Executive Vice-President since December 2007 and as Publisher and Chief Executive Officer of The Dallas Morning News since June 2001. Mr. Decherd will become Vice Chairman of the Board of Directors and continue to serve as a member of the Board of Directors and Mr. Moroney will be elected to the Board of Directors, and to be Chairman of the Board at its September 2013 meeting.
Second quarter and year-to-date results for 2013 compared to 2012 reflect a decrease in total revenue of 4.2 percent and 4.8 percent, respectively, due to a decline in all categories. Advertising and marketing services revenue decreased by 3.7 percent and 3.8 percent, respectively, for the three and six months ended June 30, 2013, as compared to 2012. These rates of revenue loss represent the lowest year-over-year quarterly declines in advertising and marketing services revenue since the Company’s spin-off from its former parent company in 2008. The improvement of this performance measurement was primarily due to marketing services revenue recorded by The Dallas Morning News for 508 Digital and Speakeasy, which commenced operations in the second and third quarters of 2012, respectively, and due to continued growth in the newspaper’s internet classified advertising.
The Company’s second quarter and year-to-date circulation revenue for 2013 compared to 2012 decreased by 2.3 percent and 4.8 percent, respectively, due to a continued volume decline in home delivery and single copy sales at all newspapers. Printing and distribution revenue was also down by 13.4 percent and 10.3 percent, respectively, for the same periods, primarily due to The Press‑Enterprise no longer printing certain commercial products that were unprofitable.
The Company continues to monitor and control its operating costs according to changes in revenue. After adjusting for costs associated with the Company’s marketing services initiatives for the second quarter and year-to-date, labor related costs declined by 5.2 percent and 5.0 percent, respectively, and non-labor related operating costs declined by 7.5 percent and 6.3 percent, respectively.
In addition to the above, the following significant transactions and events affected A. H. Belo’s results of operations and financial position during the second quarter of 2013:

•
Required contributions of $1,940 were made to the A. H. Belo Pension Plans in the second quarter of 2013, reflecting a decrease from the $18,037 of required and voluntary contributions made in the second quarter of 2012.

•
The Company completed funding of contributions to the A. H. Belo Pension Transition Supplement Plan (the “PTS Plan”). A contribution of $1,090 related to the final obligation was paid in the second quarter of 2013.

•
In May 2013, a dividend of $0.06 per share, or $1,368, was recorded and paid to shareholders of record and to holders of RSU awards as of May 17, 2013. The Company also announced in May 2013 an increased dividend of $0.08 per share payable on September 6, 2013, to shareholders of record and to holders of outstanding RSU awards on August 16, 2013.

•	The Company purchased 121,982 of its Series A common shares during the quarter through open market transactions for $767.

A. H. Belo Corporation Second Quarter 2013 on Form 10-Q	PAGE 15

RESULTS OF OPERATIONS
Consolidated Results of Operations
This section contains a discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three and six months ended June 30, 2013 and 2012.
The table below sets forth the components of A. H. Belo’s net operating revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
Advertising and marketing services	$61,808	(3.7)%	$64,173	$119,542	(3.8)%	$124,250
Circulation	32,988	(2.3)%	33,757	65,132	(4.8)%	68,412
Printing and distribution	9,716	(13.4)%	11,213	19,110	(10.3)%	21,315
	$104,512	(4.2)%	$109,143	$203,784	(4.8)%	$213,977
Newspaper Revenue
The table below sets forth the net operating revenue of A. H. Belo’s three daily newspapers.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
The Dallas Morning News	$69,123	—%	$69,129	$135,229	(0.8)%	$136,309
The Providence Journal	22,073	(8.0)%	23,982	42,706	(8.5)%	46,655
The Press‑Enterprise	13,316	(16.9)%	16,032	25,849	(16.7)%	31,013
	$104,512	(4.2)%	$109,143	$203,784	(4.8)%	$213,977

PAGE 16	A. H. Belo Corporation Second Quarter 2013 on Form 10-Q

The table below sets forth the components of The Dallas Morning News net operating revenue:

	Three Months Ended June 30,					Six Months Ended June 30,
	2013	Percent of Total Revenue	Percentage Change	2012	Percent of Total Revenue	2013	Percent of Total Revenue	Percentage Change	2012	Percent of Total Revenue
Advertising and marketing services	$42,223	61.0%	1.0%	$41,823	60.5%	$81,886	60.6%	1.1%	$81,027	59.4%
Display	14,409		(7.6)%	15,593		28,418		(5.6)%	30,089
Classified	6,390		(3.5)%	6,619		12,500		(6.4)%	13,349
Preprint	13,926		(0.3)%	13,974		27,083		—%	27,086
Digital	7,498		33.0%	5,637		13,885		32.2%	10,503
Circulation	21,257	30.8%	(2.5)%	21,803	31.5%	42,237	31.2%	(5.0)%	44,451	32.6%
Printing and distribution	5,643	8.2%	2.5%	5,503	8.0%	11,106	8.2%	2.5%	10,831	8.0%
	$69,123	100.0%	—%	$69,129	100.0%	$135,229	100.0%	(0.8)%	$136,309	100.0%
Display – Revenue decreased for the three and six months ended June 30, 2013, due to lower retail advertising in all categories except for entertainment and other. Additionally, general advertising declined in all categories, except for telecommunications which realized improvements in both rates and volumes for the three and six months ended June 30, 2013, and automotive which realized improvements in volume for the six months ended June 30, 2013.
Classified – Revenue decreased for the three and six months ended June 30, 2013, due to lower classified rates in all categories except other classified, partially offset by higher volumes in automotive and real estate.
Preprint – Revenue was flat for the three and six months ended June 30, 2013, due to higher home delivery mail advertisements, offset by a decline in preprint newspaper advertising inserts.
Digital – Revenue increased for the three and six months ended June 30, 2013, due to the increase of marketing services revenue of $1,278 and $2,125, respectively, associated with 508 Digital and Speakeasy, which began operations in the second and third quarter of 2012, respectively, and due to higher automotive and other classified advertising.
The Dallas Morning News results also include its niche publications which expand its advertising platform to nonsubscribers of The Dallas Morning News’ core newspaper. This revenue is a component of total display, classified, preprint and digital revenue of The Dallas Morning News discussed above. In three months ended June 30, 2013 and 2012, advertising revenue for The Dallas Morning News’ niche publications was $5,431 and $5,621, respectively. In six months ended June 30, 2013 and 2012, advertising revenue for The Dallas Morning News’ niche publications was $10,511 and $10,719, respectively. Revenue was flat as the growth in classified was offset by a decline in retail and general display advertising and preprint newspaper advertising inserts.
Circulation – Revenue decreased for the three months ended June 30, 2013, due to a decline in home delivery and single copy paid print circulation volumes of 7.0 percent and 8.2 percent, respectively, partially offset by an increase in home delivery rates. Revenue decreased for the six months ended June 30, 2013, due to a decline in home delivery and single copy paid print circulation volumes of 6.4 percent and 10.4 percent, respectively.
Printing and distribution – Revenue increased for the three and six months ended June 30, 2013, due to higher single copy delivery volumes of third-party newspapers.

A. H. Belo Corporation Second Quarter 2013 on Form 10-Q	PAGE 17

The table below sets forth the components of The Providence Journal net operating revenue:

	Three Months Ended June 30,					Six Months Ended June 30,
	2013	Percent of Total Revenue	Percentage Change	2012	Percent of Total Revenue	2013	Percent of Total Revenue	Percentage Change	2012	Percent of Total Revenue
Advertising and marketing services	$10,340	46.8%	(13.8)%	$12,002	50.0%	$19,890	46.6%	(14.4)%	$23,228	49.8%
Display	2,640		(20.3)%	3,312		4,958		(16.1)%	5,906
Classified	3,316		(18.2)%	4,054		6,644		(20.7)%	8,374
Preprint	2,992		(2.6)%	3,073		5,638		(4.1)%	5,882
Digital	1,392		(10.9)%	1,563		2,650		(13.6)%	3,066
Circulation	8,473	38.4%	(2.0)%	8,649	36.1%	16,437	38.5%	(4.7)%	17,252	37.0%
Printing and distribution	3,260	14.8%	(2.1)%	3,331	13.9%	6,379	14.9%	3.3%	6,175	13.2%
	$22,073	100.0%	(8.0)%	$23,982	100.0%	$42,706	100.0%	(8.5)%	$46,655	100.0%
Display – Revenue decreased for the three and six months ended June 30, 2013, due to retail advertising volume decreases in all categories except for furniture and other. Additionally, general advertising declined in all categories, except for telecommunications for both periods, and travel for the three months ended June 30, 2013.
Classified – Revenue decreased for the three and six months ended June 30, 2013, due to volume declines in all categories except automotive and rate declines in all categories.
Preprint – Revenue decreased for the three and six months ended June 30, 2013, due to a decline in preprint newspaper inserts, consistent with the decline in circulation volumes. These declines were partially offset by higher home delivery mail advertisements.
Digital – Revenue decreased for the three and six months ended June 30, 2013, due to lower volumes in banner and online advertising, offset slightly by increased automotive and other classified advertising.
Circulation – Revenue decreased for the three months ended June 30, 2013, due to a decline in volumes of home delivery and single copy paid print circulation of 7.6 percent and 12.0 percent, respectively. Volume declines were partially offset by higher effective home delivery and single copy rates of 5.4 percent and 4.2 percent, respectively. Revenue decreased for the six months ended June 30, 2013, due to a decline in home delivery and single copy paid print volumes of 7.7 percent and 13.4 percent, respectively.
Printing and distribution – Revenue decreased for the three months ended June 30, 2013, due to lower commercial printing volumes. Revenue increased for the six months ended June 30, 2013, due to two new commercial contracts, which started in the third quarter of 2012, for print and home delivery of third-party newspapers. In June 2013, The Providence Journal executed an agreement with a third-party distributor allowing it to effectively assume the distribution of certain publications. Operations under this agreement will commence in the third quarter of 2013.

PAGE 18	A. H. Belo Corporation Second Quarter 2013 on Form 10-Q

The table below sets forth the components of The Press‑Enterprise net operating revenue:

	Three Months Ended June 30,					Six Months Ended June 30,
	2013	Percent of Total Revenue	Percentage Change	2012	Percent of Total Revenue	2013	Percent of Total Revenue	Percentage Change	2012	Percent of Total Revenue
Advertising and marketing services	$9,245	69.4%	(10.7)%	$10,348	64.5%	$17,766	68.7%	(11.1)%	$19,995	64.5%
Display	2,430		(4.7)%	2,549		4,635		(4.9)%	4,875
Classified	2,530		(13.8)%	2,935		4,923		(15.3)%	5,810
Preprint	3,062		(5.8)%	3,249		5,911		(5.5)%	6,258
Digital	1,223		(24.3)%	1,615		2,297		(24.7)%	3,052
Circulation	3,258	24.5%	(1.4)%	3,305	20.6%	6,458	25.0%	(3.7)%	6,709	21.6%
Printing and distribution	813	6.1%	(65.8)%	2,379	14.9%	1,625	6.3%	(62.3)%	4,309	13.9%
	$13,316	100.0%	(16.9)%	$16,032	100.0%	$25,849	100.0%	(16.7)%	$31,013	100.0%
Display – Revenue decreased for the three and six months ended June 30, 2013, resulting from lower display advertising in retail due to both volume and average rate decreases in department stores and food and beverage. Additionally, general advertising declined due to decreased volumes in all categories.
Classified – Revenue decreased for the three and six months ended June 30, 2013, due to lower rates in all categories except legal, partially offset by increases in volumes in automotive and employment.
Preprint – Revenue decreased for the three and six months ended June 30, 2013, due to a decline in preprint volumes.
Digital – Revenue decreased for the three and six months ended June 30, 2013, due to nonrecurring 2012 revenue associated with a discontinued digital advertising platform.
Circulation – Revenue decreased for the three and six months ended June 30, 2013, primarily due to a decline in home delivery circulation volumes of 5.2 percent and 3.5 percent, respectively. These declines were partially offset by improved home delivery rates of 2.5 percent for the three months ended June 30, 2013, and improved single copy rates.
Printing and distribution – Revenue decreased for the three and six months ended June 30, 2013, primarily due to the newspaper discontinuing the production of certain commercial products in the fourth quarter of 2012 that were unprofitable.

A. H. Belo Corporation Second Quarter 2013 on Form 10-Q	PAGE 19

Operating Costs and Expense
The table below sets forth the components of the Company’s operating expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
Operating Costs and Expense
Salaries, wages and employee benefits	$40,713	(4.5)%	$42,623	$85,750	(3.2)%	$88,628
Other production, distribution and operating costs	41,483	(0.1)%	41,525	82,564	0.4%	82,221
Newsprint, ink and other supplies	14,295	(7.0)%	15,371	28,209	(3.9)%	29,343
Depreciation	5,781	(30.7)%	8,348	11,503	(25.6)%	15,461
Amortization	1,340	2.3%	1,310	2,680	2.3%	2,620
Total operating costs and expense	$103,612	(5.1)%	$109,177	$210,706	(3.5)%	$218,273
Salaries, wages and employee benefits – Salaries, wages and employee benefits decreased by $1,910 and $2,878 for the three and six months ended June 30, 2013, respectively. For these periods, savings included reduced salary expense of $541 and $2,274, respectively, due to lower headcount resulting from the Company’s on-going cost reduction initiatives; lower pension expense of $1,478 and $1,891, respectively, primarily due to the Company no longer accruing benefits for the PTS Plan beginning in the second quarter of 2013; and savings of $703 and $790, respectively, due to cost control initiatives related to medical benefits provided to employees. These savings were partially offset by higher compensation costs of $435 and $1,549, respectively, associated with the Company’s marketing services initiatives, 508 Digital and Speakeasy, which commenced operations in the second and third quarters of 2012, respectively, and higher incentive compensation costs of $610 and $865, respectively.
Other production, distribution and operating costs – Expense was flat for the three and six months ended June 30, 2013, due to higher non-labor related expense associated with 508 Digital and Speakeasy of $1,051 and $1,800, respectively, and due to higher third-party services supporting the growth in internet classified advertising for both periods. Additionally, expense increased by $665 in the second quarter of 2013 due to the settlement of a distribution contingency as discussed in Note 11 – Contingencies. These costs were offset by general cost reduction measures.
Newsprint, ink and other supplies – Ink and newsprint costs decreased for the three and six months ended June 30, 2013, primarily associated with lower circulation volumes of the Company’s newspapers. Newsprint consumption for three months ended June 30, 2013 and 2012, was approximately 14,719 and 16,206 metric tons, respectively, and the average cost per metric ton of newsprint was $609 and $621, respectively. Newsprint consumption for six months ended June 30, 2013 and 2012, was approximately 28,919 and 31,247 metric tons, respectively, and the average cost per metric ton of newsprint was $616 and $627, respectively. Ink costs also decreased due to lower third party printing. These decreases were slightly offset by higher costs for insert printing and customer products for the three and six months ended June 30, 2013.
Depreciation – Expense decreased for the three and six months ended June 30, 2013, due to a lower depreciable asset base and more assets being fully depreciated.
Amortization – Expense slightly increased for the three and six months ended June 30, 2013, due to amortization of customer relationships acquired in the purchase certain assets and liabilities of DG Publishing, Inc. during the first quarter of 2013.

PAGE 20	A. H. Belo Corporation Second Quarter 2013 on Form 10-Q

Other
The table below sets forth the other components of the Company’s results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
Other Income (Expense), Net
Other income, net	$661	(28.2)%	$921	$1,237	(32.3)%	$1,828
Interest expense	(8)	(96.7)%	(242)	(419)	10.8%	(378)
Total other income (expense), net	$653	(3.8)%	$679	$818	(43.6)%	$1,450

Income Tax Expense	$437	14.1%	$383	$856	9.0%	$785
Other income, net – Other income for the three and six months ended June 30, 2013, decreased due to lower gains on asset sales and lower income for equity method investments.
Interest expense – Interest expense decreased for the three months ended June 30, 2013, due to the Company’s voluntary termination of the Credit Agreement in the first quarter of 2013. Interest expense increased for the six months ended June 30, 2013, due to the amortization of the $401 remaining debt issuance costs related to the Credit Agreement.
Tax expense – Tax expense for 2013 and 2012 is primarily due to franchise and state income tax expense and changes in the valuation allowance. See the Condensed Consolidated Financial Statements, Note 7 – Income Taxes.
Earnings and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization
In addition to the Company’s analysis of net income (loss) attributable to A. H. Belo Corporation, the Company also evaluates earnings after adjusting for depreciation, amortization, interest and taxes (“EBITDA”) and after adding the recorded loss from withdrawal from the G. B. Dealey Retirement Pension Plan, non-cash impairment expense and net investment-related losses (“Adjusted EBITDA”). For the periods presented below, there were no transactions related to the withdrawal from the G. B. Dealey Retirement Pension Plan, non-cash impairment expense or net investment-related losses and, accordingly, EBITDA and Adjusted EBITDA are the same for each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to A. H. Belo Corporation	$1,181	$262	$(6,841)	$(3,631)
Depreciation and amortization	7,121	9,658	14,183	18,081
Interest expense	8	242	419	378
Income tax expense	437	383	856	785
EBITDA	$8,747	$10,545	$8,617	$15,613
Neither EBITDA nor Adjusted EBITDA is a measure of financial performance under generally accepted accounting principles (“GAAP”). Management uses EBITDA, Adjusted EBITDA and similar measures in internal analyses as supplemental measures of the Company’s financial performance, and for performance comparisons against its peer group of companies. Adjusted EBITDA is also used by management to evaluate the cash flows available for capital spending, investing, pension contributions (required and voluntary), dividends and other equity-related transactions. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for cash flows provided by operating activities or other income or cash flow data prepared in accordance with GAAP, and these non-GAAP measures may not be comparable to similarly-titled measures of other companies.
In previous periods, the Company added back the entire recorded pension expense in the determination of Adjusted EBITDA, including both recurring pension expense and the loss from withdrawal from the G. B. Dealey Retirement Pension Plan. Management reassessed this measurement and determined it is more appropriate to consider only the non-recurring loss from withdrawal from the G. B. Dealey Retirement Pension Plan as an add-back to determine Adjusted EBITDA. Accordingly, all periods for which Adjusted EBITDA is presented exclude an adjustment for recurring pension expense.

A. H. Belo Corporation Second Quarter 2013 on Form 10-Q	PAGE 21

Liquidity and Capital Resources
As of December 31, 2012, the Company operated under an Amended and Restated Credit Agreement dated January 30, 2009, by and between the Company and certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended by First through Fifth Amendments dated August 18, 2009, December 3, 2009, August 18, 2010, March 10, 2011, and May 2, 2011, respectively). The Credit Agreement, with a maturity date of September 30, 2014, provided a $25,000 working capital facility that was subject to a borrowing base. Among other matters, the Credit Agreement created an asset-based revolving credit facility secured by the Company’s accounts receivable, inventory, real property and other assets.
Under certain conditions, the facility restricted payment of dividends, imposed a fixed charge coverage ratio covenant, limited investments and limited the Company’s ability to divest assets. Additionally, payment of voluntary pension contributions, declaration of special dividends and purchase of shares of the Company’s common stock were permitted only as long as no borrowings were outstanding under the revolving credit facility. The Company was also required to pay commitment fees at 0.5 percent on the unused credit facility and 2.5 percent on outstanding letters of credit. The Company had not borrowed under the Credit Agreement since 2009 as cash flows from operations were sufficient to meet liquidity requirements. On January 4, 2013, the Company voluntarily terminated its Credit Agreement to provide greater financial and operating flexibility for purposes of funding its pension plans, returning capital to shareholders, managing its investments and eliminating direct and indirect costs related to the Credit Agreement. All liens and security interests under the Credit Agreement were released and no early termination penalties were incurred by the Company as a result of the termination. Unamortized debt issuance costs of $401 were recorded to interest expense in the first quarter of 2013 as a result of the termination.
As of June 30, 2013 and December 31, 2012, the Company’s working capital was $57,525 and $37,239, respectively, of which $32,851 and $34,094, respectively, was comprised of cash. The increase in working capital is due to the reclassification of $24,467 of long-lived assets to Assets held for sale. In the third quarter of 2013, the Company expects to complete the sale a five-story office building in Riverside, California, a public parking lot in Providence, Rhode Island, and various equipment and other assets, as described in Note 12 – Subsequent Events of the condensed consolidated financial statements. The Company expects to realize sales proceeds of approximately $29,500 related to these assets in the third quarter of 2013.
During the six months ended June 30, 2013, Adjusted EBITDA was $8,617. These amounts were used to fund capital spending of $3,015 and required pension contributions of $2,336. Capital spending and required pension plan contributions for the remainder of 2013 are expected to approximate $7,000 and $5,100, respectively. Additionally, the Company expects to fund $4,600 in voluntary pension contributions for the remainder of the year. The Company anticipates Adjusted EBITDA to be sufficient to cover these costs.
Management works aggressively to manage expense in correlation to changes in revenue and believes cash flows generated from operations will be sufficient to meet foreseeable cash flow requirements. The following discusses the changes in cash flows by operating, financing and investing activities.
Operating Cash Flows
Net cash flows provided/(used) by operations for the six months ended June 30, 2013 and 2012, were $6,823 and $(10,095), respectively. Cash flows from operations increased due to lower 2013 pension contributions of $21,136 offset by higher costs of $2,444 related to marketing services initiatives. Cash flows also increased due to a nonrecurring 2012 tax settlement payment for $2,961, offset by nonrecurring 2012 cash receipts of $2,410 related to the sale of officer’s residence acquired by the Company as part of an employment agreement.
The decline in pension contributions reflects a benefit the Company realized from reaching higher statutory funding levels due to the Company’s 2011 and 2012 voluntary pension contributions totaling $40,000 and improved returns on plan assets. Additionally, lower contributions are in part due to reduced statutory funding requirements from the Moving Ahead for Progress in the 21st Century Act (the “MAP–21 Act”) that was passed into law in July 2012, and includes funding relief for employer-provided defined benefit pension plans. Future pension funding requirements are subject to change based on factors such as discount rates, the return on plan assets and statutory changes.
Investing Cash Flows
Net cash flows used for investing activities for the six months ended June 30, 2013 and 2012, were $4,149 and $3,530, respectively. Cash flows used for investing activities increased by $1,377 due to the purchase of additional ownership in the Company’s equity-method investments, which was offset by lower capital spending in 2013 of $1,029.

PAGE 22	A. H. Belo Corporation Second Quarter 2013 on Form 10-Q

Financing Cash Flows
Net cash flows used for financing activities for the six months ended June 30, 2013 and 2012, were $3,917 and $2,576, respectively. Cash flows used for financing activities increased primarily due to purchases in 2013 of 234,031 shares of the Company’s Series A common stock for $1,364 made under the share purchase program authorized in 2012. Dividend payments of $2,735 and $2,724 were made in 2013 and 2012, respectively.
Contractual Obligations
The PTS Plan, a defined contribution plan, covers certain employees affected by the curtailment of The G. B. Dealey Retirement Pension Plan (a plan sponsored by the Company’s former parent company). The Company was obligated to make contributions to this plan based on the earnings of actively employed participants for a period of five years, which concluded on March 31, 2013. Contributions of $4,147 paid in the first quarter of 2013 represent benefits accrued in fiscal year 2012, and contributions of $1,090 paid in the second quarter of 2013 represent benefits accrued through March 31, 2013. No further obligations exist under this Plan. Effective July 1, 2013, the PTS Plan was merged into the Savings Plan, a defined contribution 401(k) plan, in order to simplify and streamline plan administration.
On May 16, 2013, the Company announced an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on August 16, 2013, payable on September 6, 2013.
During the three and six months ended June 30, 2013, the Company made required contributions of $1,940 and $2,336, respectively, to the A. H. Belo Pension Plans. The Company will fund the A. H. Belo Pension Plans to meet or exceed statutory requirements and anticipates required and voluntary contributions for the remainder of 2013 of $5,100 and $4,600, respectively.
In association with the sale of The Press-Enterprise administration offices, the Company executed a five-year lease commencing December 2013, with annual lease payments of approximately $765.
Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, filed on March 7, 2013, with the Securities and Exchange Commission (the “SEC”).
Critical Accounting Policies and Estimates
No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10‑K filed with the SEC for the year ended December 31, 2012.
Forward-Looking Statements
Statements in this communication concerning A. H. Belo’s business outlook or future economic performance, anticipated profitability, revenue, expense, dividends, capital expenditures, investments, impairments, business initiatives, pension plan contributions and obligations, real estate sales, working capital, future financings and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.
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

A. H. Belo Corporation Second Quarter 2013 on Form 10-Q	PAGE 23

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in A. H. Belo Corporation’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2012.
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
(b) Changes in internal controls. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PAGE 24	A. H. Belo Corporation Second Quarter 2013 on Form 10-Q

PART II
Item 1. Legal Proceedings
A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.
Item 1A. Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

A. H. Belo Corporation Second Quarter 2013 on Form 10-Q	PAGE 25

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
(1) *
Amendment No. 1, effective June 17, 2013, to Amended and Restated Bylaws of A. H. Belo Corporation (Exhibit 3.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013, (Securities and Exchange Commission File No. 001-33741) (the “June 19, 2013 Form 8-K”))

4.1	*	Certain rights of the holders of the Company’s Common Stock set forth in Exhibits 3.1‑3.3 above
4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)
4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)
4.4	*	Rights Agreement dated as of January 11, 2008 between the Company and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)

PAGE 26	A. H. Belo Corporation Second Quarter 2013 on Form 10-Q

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*	A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8‑K)
			*	(a)
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

		~(3)	*		A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8‑K)
			*	(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8‑K)
		~(4)	*		A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)
		~(5)	*		Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the June 19, 2013 Form 8-K)

A. H. Belo Corporation Second Quarter 2013 on Form 10-Q	PAGE 27

Exhibit Number	Description
10.3	Agreements relating to the Distribution of A. H. Belo:
(1)	*		Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8‑K)
	*	(a)
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
Amendment to Employee Matters Agreement as set forth in the Pension Plan Transfer Agreement dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Report on Form 8‑K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001‑33741)) (the “October 8, 2010 Form 8‑K”))

(3)	*		Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8‑K)
(4)	*		Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the February 12, 2008 Form 8‑K)
(5)	*
Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the Company’s current Report on Form 8‑K filed with the Securities and Exchange Commission (October 8, 2010 Form 8‑K))

(6)	*
Agreement among the Company, Belo Corp., and The Pension Benefit Guaranty Corporation, effective March 9, 2011 (Exhibit 10.3(6) to the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001‑33741))

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS		**	XBRL Instance Document
101.SCH		**	XBRL Taxonomy Extension Schema
101.CAL		**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE		**	XBRL Taxonomy Extension Presentation Linkbase Document

PAGE 28	A. H. Belo Corporation Second Quarter 2013 on Form 10-Q

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2013

By:	/s/ Michael N. Lavey
Michael N. Lavey
Vice President/Controller
(Principal Accounting Officer)

Date:	July 29, 2013

A. H. Belo Corporation Second Quarter 2013 on Form 10-Q	PAGE 29

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed “furnished” (and not “filed”).

PAGE 30	A. H. Belo Corporation Second Quarter 2013 on Form 10-Q