Form 10-Q
period 2013-09-30
A. H. Belo Corp
filed 2013-11-13
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	November 4, 2013
Common Stock, $.01 par value	21,869,988
Total Common Stock consists of 19,472,833 shares of Series A Common Stock and 2,397,155 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I
Item 1. Financial Information

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except share and per share amounts (unaudited)	2013	2012	2013	2012
Net Operating Revenue
Advertising and marketing services	$49,785	$52,095	$151,561	$156,350
Circulation	30,603	30,942	89,277	92,644
Printing and distribution	9,773	9,222	27,258	26,228
Total net operating revenue	90,161	92,259	268,096	275,222
Operating Costs and Expense
Salaries, wages and employee benefits	35,914	37,462	110,689	113,762
Other production, distribution and operating costs	34,713	33,755	104,805	102,392
Newsprint, ink and other supplies	12,803	12,508	37,132	36,443
Depreciation	4,371	4,790	14,053	16,648
Amortization	1,122	1,092	3,368	3,278
Total operating costs and expense	88,923	89,607	270,047	272,523
Income (loss) from operations	1,238	2,652	(1,951)	2,699
Other Income (Expense), Net
Other income, net	1,131	567	2,190	2,381
Interest income (expense)	108	(128)	(311)	(506)
Total other income (expense), net	1,239	439	1,879	1,875
Income (Loss) from Continuing Operations Before Income Taxes	2,477	3,091	(72)	4,574
Income tax expense	392	523	1,284	1,342
Income (Loss) from Continuing Operations	2,085	2,568	(1,356)	3,232
Loss from discontinued operations	(1,575)	(1,149)	(5,130)	(5,478)
Gain related to the divestiture of discontinued operations	4,746	—	4,746	—
Tax benefit from discontinued operations	13	22	49	56
Income (Loss) from Discontinued Operations	3,184	(1,127)	(335)	(5,422)
Net Income (Loss)	5,269	1,441	(1,691)	(2,190)
Net loss attributable to noncontrolling interests	(52)	(42)	(171)	(42)
Net Income (Loss) Attributable to A. H. Belo Corporation	$5,321	$1,483	$(1,520)	$(2,148)

Per Share Basis
Basic
Continuing operations	$0.09	$0.11	$(0.06)	$0.15
Discontinued operations	0.15	(0.04)	(0.02)	(0.25)
Net income (loss) attributable to A. H. Belo Corporation	$0.24	$0.07	$(0.08)	$(0.10)

Diluted
Continuing operations	$0.09	$0.11	$(0.06)	$0.15
Discontinued operations	0.14	(0.05)	(0.02)	(0.25)
Net income (loss) attributable to A. H. Belo Corporation	$0.23	$0.06	$(0.08)	$(0.10)

Weighted average shares outstanding
Basic	21,943,876	22,807,657	22,005,705	21,850,253
Diluted	22,069,511	22,927,717	22,005,705	21,850,253
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 1

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (unaudited)	2013	2012	2013	2012
Net income (loss)	$5,269	$1,441	$(1,691)	$(2,190)
Other comprehensive income, net of tax:
Amortization of net actuarial loss	245	10	736	30
Total other comprehensive income	245	10	736	30
Comprehensive income (loss)	5,514	1,451	(955)	(2,160)
Comprehensive loss attributable to noncontrolling interests	(52)	(42)	(171)	(42)
Total comprehensive income (loss) attributable to A. H. Belo Corporation	$5,566	$1,493	$(784)	$(2,118)
See accompanying Notes to Condensed Consolidated Financial Statements.

PAGE 2	A. H. Belo Corporation Third Quarter 2013 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
In thousands, except share amounts (unaudited)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$56,436	$34,094
Accounts receivable (net of allowance of $1,638 and $2,034 at September 30, 2013 and December 31, 2012, respectively)	34,375	39,212
Inventories	8,496	7,585
Prepaids and other current assets	7,140	6,547
Deferred income taxes, net	128	1,496
Assets of discontinued operations	18,347	48,402
Total current assets	124,922	137,336
Property, plant and equipment, at cost	544,413	566,193
Less accumulated depreciation	(444,846)	(457,339)
Property, plant and equipment, net	99,567	108,854
Intangible assets, net	6,466	9,473
Goodwill	24,582	24,582
Investments	9,834	6,826
Deferred income taxes, net	646	1,113
Other assets	4,557	3,755
Total assets	$270,574	$291,939
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,376	$13,635
Accrued compensation and benefits	14,073	17,020
Other accrued expense	4,262	5,804
Advance subscription payments	19,562	17,693
Liabilities of discontinued operations	7,153	7,781
Total current liabilities	60,426	61,933
Long-term pension liabilities	108,146	122,821
Other post-employment benefits	2,923	2,919
Other liabilities	3,358	2,206
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 19,918,393 and 19,651,830 shares at September 30, 2013 and December 31, 2012, respectively	199	197
Series B: issued 2,399,676 and 2,401,556 shares at September 30, 2013 and December 31, 2012, respectively	24	24
Treasury stock, Series A, at cost; 432,283 and 74,130 shares held at September 30, 2013 and December 31, 2012, respectively	(2,636)	(350)
Additional paid-in capital	496,782	495,528
Accumulated other comprehensive loss	(72,796)	(73,532)
Accumulated deficit	(325,931)	(319,862)
Total shareholders’ equity attributable to A. H. Belo Corporation	95,642	102,005
Noncontrolling interests	79	55
Total shareholders’ equity	95,721	102,060
Total liabilities and shareholders’ equity	$270,574	$291,939
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 3

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interests	Total
Balance at December 31, 2011	19,182,236	2,398,017	$216	$493,773	—	$—	$(63,069)	$(309,441)	$—	$121,479
Net loss	—	—	—	—	—	—	—	(2,148)	(42)	(2,190)
Other comprehensive income	—	—	—	—	—	—	30	—	—	30
Capital contributions of noncontrolling interests	—	—	—	—	—	—	—	—	127	127
Issuance of shares for restricted stock units	297,536	—	3	(3)	—	—	—	—	—	—
Issuance of shares for stock option exercises	69,326	16,500	1	161	—	—	—	—	—	162
Share-based compensation	—	—	—	1,112	—	—	—	—	—	1,112
Conversion of Series B to Series A	2,901	(2,901)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(4,095)	—	(4,095)
Balance at September 30, 2012	19,551,999	2,411,616	$220	$495,043	—	$—	$(63,039)	$(315,684)	$85	$116,625

Balance at December 31, 2012	19,651,830	2,401,556	$221	$495,528	(74,130)	$(350)	$(73,532)	$(319,862)	$55	$102,060
Net loss	—	—	—	—	—	—	—	(1,520)	(171)	(1,691)
Other comprehensive income	—	—	—	—	—	—	736	—	—	736
Capital contributions by noncontrolling interests	—	—	—	—	—	—	—	—	195	195
Treasury stock purchases	—	—	—	—	(358,153)	(2,286)	—	—	—	(2,286)
Issuance of shares for restricted stock units	247,863	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	16,820	—	—	65	—	—	—	—	—	65
Income tax on options and RSUs	—	—	—	84	—	—	—	—	—	84
Share-based compensation	—	—	—	1,107	—	—	—	—	—	1,107
Conversion of Series B to Series A	1,880	(1,880)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(4,549)	—	(4,549)
Balance at September 30, 2013	19,918,393	2,399,676	$223	$496,782	(432,283)	$(2,636)	$(72,796)	$(325,931)	$79	$95,721
See accompanying Notes to Condensed Consolidated Financial Statements.

PAGE 4	A. H. Belo Corporation Third Quarter 2013 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In thousands (unaudited)	2013	2012
Operating Activities
Net loss	$(1,691)	$(2,190)
Adjustments to reconcile net loss to net cash provided by operations:
Net loss from discontinued operations	335	5,422
Depreciation and amortization	17,421	19,926
Share-based compensation	1,045	1,054
Amortization of net actuarial losses	736	30
Gain on disposal of fixed assets	(399)	(423)
Deferred income taxes	475	214
Provision for uncertain tax positions	(108)	6
Equity method investment earnings	(1,819)	(1,733)
Write-off of unamortized debt issuance costs	401	—
Other	188	—
Net change in assets acquired and held for sale	—	2,396
Benefit plan contributions in excess of expense	(17,526)	(29,671)
Changes in working capital and other operating assets and liabilities, net	6,413	(4,001)
Net cash provided by (used for) continuing operations	5,471	(8,970)
Net cash provided by discontinued operations	245	2,482
Net cash provided by (used for) operating activities	5,716	(6,488)
Investing Activities
Capital expenditures, net	(4,837)	(4,251)
Proceeds from sale of fixed assets	540	628
Purchase of investments	(1,377)	—
Net cash used for continuing investing activities	(5,674)	(3,623)
Net cash provided by (used for) discontinued investing activities	28,944	(2,515)
Net cash provided by (used for) investing activities	23,270	(6,138)
Financing Activities
Dividends paid	(4,549)	(4,095)
Proceeds from exercise of stock options	65	162
Purchase of treasury stock	(2,286)	—
Capital contributions by noncontrolling interests	126	127
Net cash used for financing activities	(6,644)	(3,806)
Net increase (decrease) in cash and cash equivalents	22,342	(16,432)
Cash and cash equivalents at beginning of period	34,094	57,440
Cash and cash equivalents at end of period	$56,436	$41,008
Supplemental Disclosures
Interest paid	$3	$269
Income tax paid, net of refunds	$63	$4,570
Noncash investing and financing activities:
Capital contributions by noncontrolling interest of property, plant and equipment	$69	$26
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 5

A. H. Belo Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1: Summary of Significant Accounting Policies
Description of Business.    A. H. Belo Corporation (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates three daily newspapers and related websites. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; and the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas. The Company’s newspapers also publish various niche publications targeting specific audiences and own and operate commercial printing, distribution and direct mail service businesses. A. H. Belo offers digital marketing solutions through 508 Digital and Your Speakeasy, LLC and also owns investments in Classified Ventures, LLC, owner of Cars.com, and Wanderful Media, LLC, owner of Find&Save®.
Basis of Presentation.    These Condensed Consolidated Financial Statements include the accounts of A. H. Belo and its subsidiaries and were prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation were included. Transactions between the consolidated companies were eliminated and noncontrolling interests in less than wholly-owned subsidiaries were reflected in the consolidated financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and nine months ended September 30, 2013, may not be necessarily indicative of the results that may be expected for the year ending December 31, 2013. All dollar amounts are presented in thousands, except per share amounts, unless the context requires otherwise.
In October 2013, the Company entered into a definitive asset purchase agreement to dispose of substantially all of the assets and operations related to The Press‑Enterprise, a daily newspaper in Riverside, California, which serves the Inland Southern California region. As described in Note 2 – Discontinued Operations and Sales of Assets, this agreement meets the criteria of discontinued operations as prescribed under Accounting Standards Codification 205 - Presentation of Financial Statements. Accordingly, presentation of current and prior period amounts in the condensed consolidated financial statements and notes thereto reflect continuing operations of the Company unless otherwise noted.
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
Note 2: Discontinued Operations and Sales of Assets
Discontinued operations
In the third and fourth quarters of 2013, the Company completed multiple transactions and entered into a definitive asset purchase agreement, as amended, to divest of The Press‑Enterprise, a daily newspaper in Riverside, California, its niche publications La Prensa and The Weekly, related websites and substantially all related real estate assets.
On July 8, 2013, The Press‑Enterprise sold certain equipment which was idled in 2012 when the newspaper ceased printing certain unprofitable commercial products. This transaction generated net proceeds of $504 and a pretax gain of $269. On July 17, 2013, the Company completed the sale of its five-story office building and certain related assets in Riverside, California to the County of Riverside for $30,000. This building served as the administrative headquarters for The Press‑Enterprise. The proceeds to the Company were $28,589 after selling costs of $1,411. In the third quarter of 2013 the Company recorded a pretax gain of $4,477 related to this transaction.

PAGE 6	A. H. Belo Corporation Third Quarter 2013 on Form 10-Q

On October 9, 2013, the Company and Freedom Communications Holdings, Inc. entered into a definitive asset purchase agreement under which Freedom Communications Holdings, Inc. would acquire substantially all of the assets which comprise the newspaper operations of The Press‑Enterprise (including the production facility and related land) for $27,250 in cash and subject to usual closing costs and customary working capital adjustment to be finalized by January 2014. Effective October 31, 2013, the Company amended the asset purchase agreement to extend the transaction closing date to mid-November in return for a non-refundable deposit of $1,000 to be credited to the purchase price at closing. The Company agreed to bear certain costs up to $541 related to the relocation of The Press‑Enterprise to new leased premises and approximately $1,600 for the relocation of a data center in the production facility and the completion of certain capital projects. After finalizing other exit costs, the Company anticipates recording a pretax gain on this transaction between $8,000 and $12,000 in the fourth quarter of 2013.
As a result of the above pending and completed transactions, the activity and balances of The Press‑Enterprise as of September 30, 2013, are presented as discontinued operations. Major components of these amounts presented as discontinued operations in the condensed consolidated financial statements are set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss from discontinued operations
Revenue	$12,987	$16,622	$38,836	$47,636
Costs and expense	(14,562)	(17,771)	(43,966)	(53,114)
	(1,575)	(1,149)	(5,130)	(5,478)
Gain related to the divestiture of discontinued operations
Gain on sale of press equipment	269	—	269	—
Gain on sale of five-story office building	4,477	—	4,477	—
	4,746	—	4,746	—
Tax benefit from discontinued operations	13	22	49	56
Income (Loss) from Discontinued Operations	$3,184	$(1,127)	$(335)	$(5,422)

	September 30,	December 31,
	2013	2012
Assets of discontinued operations
Current assets	$7,352	$10,203
Property, plant and equipment, net	9,395	35,755
Other assets	1,600	2,444
Total	$18,347	$48,402

Liabilities of discontinued operations	$7,153	$7,781
Upon completion of these transactions, the Company will have no newspaper operations in Riverside, California but will continue to own and market for sale the land and buildings associated with a previously idled commercial printing operation in Riverside, California.
Other dispositions
In June 2013, the Company executed an agreement with a third-party for the sale of a public parking lot in downtown Providence, Rhode Island. Net sales proceeds of $367 were received in the third quarter of 2013, generating a gain of $242.

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 7

Note 3: Goodwill and Intangible Assets
The Company recorded intangible assets consisting of goodwill and subscriber lists from its previous newspaper acquisitions. The carrying value of goodwill was $24,582, net of cumulative impairment losses of $323,734, as of September 30, 2013 and December 31, 2012. Subscriber lists related to The Providence Journal are amortized over 18 years, and have a remaining life of 1 year, 5 months.
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
The table below sets forth the Company’s identifiable intangible assets, consisting of subscriber lists and customer relationship assets.

	Total Intangible Assets	The Dallas Morning News	The Providence Journal
September 30, 2013
Gross balance	$79,060	$362	$78,698
Accumulated amortization	(72,594)	(90)	(72,504)
Net balance	$6,466	$272	$6,194

December 31, 2012
Gross balance	$78,698	$—	$78,698
Accumulated amortization	(69,225)	—	(69,225)
Net balance	$9,473	$—	$9,473
Note 4: Investments
The Company owns investment interests in various entities which are recorded under the equity method or cost method of accounting or consolidated if the Company holds a controlling financial interest. Under the equity method, the Company records its share of the investee’s earnings or losses each period in other income (expense), net, in the consolidated statements of operations. Under the cost method, the Company records earnings or losses when such amounts are realized. The Company evaluates the recoverability of its investments each period. During the three months ended September 30, 2013 and 2012, the Company recorded $721 and $607, respectively, of earnings from equity method investments. During the nine months ended September 30, 2013 and 2012, the Company recorded $1,819 and $1,733, respectively, of earnings from equity method investments. The table below sets forth the Company’s investments:

	September 30,	December 31,
	2013	2012
Equity method investments	$8,902	$5,706
Cost method investments	932	1,120
Total investments	$9,834	$6,826
Equity method investments. Investments recorded under the equity method of accounting include the following:
Classified Ventures, LLC (“Classified Ventures”) – The Company and its former parent equally share a 6.6 percent interest in Classified Ventures, in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company and The Washington Post Company. The two principal businesses Classified Ventures operates are Cars.com and Apartments.com. Revenue, operating income and net income of Classified Ventures were $370,818, $77,450 and $81,604, respectively, for the nine months ended September 30, 2013, and $325,288, $62,295 and $63,031, respectively, for the nine months ended September 30, 2012.

PAGE 8	A. H. Belo Corporation Third Quarter 2013 on Form 10-Q

Wanderful Media, LLC (“Wanderful”) – The Company owns a 12.7 percent interest in Wanderful, which owns Find&Save®, a digital shopping platform where consumers can find national and local retail goods and services for sale. This platform combines local media participation with advanced search and database technology to allow consumers to view local advertised offers and online sales circulars or search for an item and receive a list of local advertisers and the price and terms offered for the searched item.
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
Stock Options.    The table below sets forth a summary of stock option activity under the A. H. Belo long-term incentive plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	1,215,680	$17.90
Exercised	(16,820)	3.89
Canceled	(43,627)	22.29
Outstanding at September 30, 2013	1,155,233	$17.94

Vested and exercisable at September 30, 2013	1,155,233	$17.94
The vested and exercisable weighted average remaining contractual term of A. H. Belo stock options outstanding, as of September 30, 2013, was 2.5 years. The expense associated with all outstanding options was fully recognized in prior years and no new options were granted for the nine months ended September 30, 2013.
Restricted Stock Units. Under A. H. Belo’s long-term incentive plan, the Company’s Board of Directors periodically awards RSUs. The RSUs have service and/or performance conditions and vest over a period of one to three years. Upon vesting, the RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. As of September 30, 2013, the liability for the portion of the award to be redeemed in cash was $1,931. The table below sets forth a summary of RSU activity under the A. H. Belo long-term incentive plan:

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2012	811,618				$5.97
Granted	344,811				5.50
Vested	(413,136)	247,863	165,273	$897	6.26
Non-vested at September 30, 2013	743,293				$5.59

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 9

A. H. Belo recognizes compensation expense for RSUs issued to its employees and directors under its long-term incentive plan on a straight-line basis over the vesting period of the award, as set forth in the table below:

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
Three months ended September 30,
2013	$107	$290	$397
2012	180	184	364

Nine months ended September 30,
2013	$1,045	$1,436	$2,481
2012	1,054	561	1,615
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

PAGE 10	A. H. Belo Corporation Third Quarter 2013 on Form 10-Q

Note 7: Income Taxes
Income taxes are recorded using the asset and liability method. The provision for taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete transactions, which are reported in the period in which they occur. The estimated effective tax rate is re-evaluated each quarter based on the Company’s estimated tax expense for the year.
The Company recognized income tax expense from continuing operations of $392 and $523 for the three months ended September 30, 2013 and 2012, respectively, and $1,284 and $1,342 for the nine months ended September 30, 2013 and 2012, respectively. Tax expense represents effective income tax rates from continuing operations of 15.8 percent and 16.9 percent, for the three months ended September 30, 2013 and 2012, respectively, and 29.3 percent, for the nine months ended September 30, 2012. Effective income tax rates for the nine months ended September 30, 2013, were not meaningful. Tax expense for 2013 and 2012 was primarily attributable to state income tax expense and changes in the valuation allowance on deferred taxes.
The Company evaluates uncertain tax positions and recognizes a liability for the tax benefit associated with an uncertain position only if it is more likely than not the position will not be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2013, due to newly issued IRS regulations, the Company determined it did not have any uncertain tax positions. As a result, the previous liability was reversed along with the corresponding interest and penalties. As of December 31, 2012, the Company recorded reserves of $324 for uncertain tax positions and reserves $93 for related interest and penalties.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Required contributions	$5,060	$4,600	$7,396	$18,072
Voluntary contributions	4,604	—	4,604	10,000
Total contributions	$9,664	$4,600	$12,000	$28,072
During the third quarter of 2013, the Company accelerated payment of its scheduled fourth quarter contribution, in addition to making a $4,604 voluntary contribution. No further contributions are required during the fourth quarter of 2013, as the Company met minimum funding requirements for the year.
In 2013, the Company adjusted its targeted allocation of the plans’ assets invested in equity securities and fixed income securities to approximate 55 percent and 45 percent, respectively. Management believes the assumed rate of return on these investments of 6.5 percent continues to be appropriate.

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 11

Net Periodic Pension Benefit
The Company estimates net periodic pension expense or benefit based on the expected return on plan assets, the interest on projected pension obligations and the amortization of actuarial gains and losses in accumulated other comprehensive loss. The table below sets forth components of net periodic pension benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest cost	$3,999	$4,325	$11,997	$12,975
Expected return on plans’ assets	(4,891)	(4,600)	(14,673)	(13,800)
Amortization of actuarial loss	426	175	1,277	525
Net periodic pension benefit	$(466)	$(100)	$(1,399)	$(300)
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
The table below sets forth the expense and contributions applicable to the Savings and PTS Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Savings Plan
Expense and contributions	$306	$306	$1,001	$959
PTS Plan
Expense	—	945	1,090	3,181
Contributions	—	—	5,217	4,480

PAGE 12	A. H. Belo Corporation Third Quarter 2013 on Form 10-Q

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

	Three Months Ended September 30,
	2013			2012
	Total	Defined benefit pension plans	Other post-employment benefit plans	Total	Defined benefit pension plans	Other post-employment benefit plans
Balance, beginning of period	$(73,041)	$(74,081)	$1,040	$(63,049)	$(64,669)	$1,620
Amortization	245	426	(181)	10	175	(165)
Balance, end of period	$(72,796)	$(73,655)	$859	$(63,039)	$(64,494)	$1,455

	Nine Months Ended September 30,
	2013			2012
	Total	Defined benefit pension plans	Other post-employment benefit plans	Total	Defined benefit pension plans	Other post-employment benefit plans
Balance, beginning of period	$(73,532)	$(74,932)	$1,400	$(63,069)	$(65,019)	$1,950
Amortization	736	1,277	(541)	30	525	(495)
Balance, end of period	$(72,796)	$(73,655)	$859	$(63,039)	$(64,494)	$1,455
Dividends. During the three months ended September 30, 2013 and 2012, the Company recorded and paid dividends of $1,814 and $1,371, respectively. During the nine months ended September 30, 2013 and 2012, the Company recorded and paid dividends of $4,549 and $4,095, respectively.
On September 12, 2013, the Company announced a quarterly dividend of $0.08 per share to shareholders of record and holders of RSUs as of the close of business on November 15, 2013, payable on December 6, 2013.
Treasury Stock. In 2012, the Company’s Board of Directors authorized the purchase of up to 1,000,000 shares of the Company’s Series A or Series B common stock through open market purchases, privately negotiated transactions or otherwise. During the three and nine months ended September 30, 2013, the Company purchased 124,122 and 358,153 shares of Series A common stock, respectively, for $922 and $2,286, respectively, which are recorded in treasury stock. All purchases were made through open market transactions.

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 13

Note 10: Earnings Per Share
The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings (numerator)
Net income (loss) available to common shareholders from continuing operations (a)	$1,964	$2,610	$(1,336)	$3,274

Shares (denominator)
Weighted average common shares outstanding (basic)	21,943,876	22,807,657	22,005,705	21,850,253
Effect of dilutive securities (b)	125,635	120,060	—	—
Adjusted weighted average shares outstanding (diluted)	22,069,511	22,927,717	22,005,705	21,850,253

Earnings per share from continuing operations
Basic	$0.09	$0.11	$(0.06)	$0.15
Diluted	$0.09	$0.11	$(0.06)	$0.15

(a)	Net income (loss) available to common shareholders from continuing operations includes an adjustment for dividends paid to holders of RSUs which are participating securities.

(b)
A total of 1,772,891 and 2,272,543 options and RSUs outstanding during the three months ended September 30, 2013 and 2012, respectively, and 1,898,526 and 2,392,603 options and RSUs outstanding during the nine months ended September 30, 2013 and 2012, respectively, were excluded from the calculation because they did not affect the EPS for common shareholders or the effect was anti-dilutive.

Note 11: Contingencies
In June 2013, The Providence Journal executed an agreement allowing it to effectively assume the distribution of various national and regional newspapers and magazines previously managed by a third-party distributor. The agreement also settles claims and disputes between The Providence Journal and the third-party distributor. Under the agreement, The Providence Journal will pay the third-party distributor approximately $1,330 over a two-year period for the acquisition of business and settlement of claims. The Company anticipates profits from the distribution contracts to well exceed the amounts paid under the agreement. The Company allocated approximately one-half of the cost of the agreement as a loss on the settlement of claims and, accordingly, a loss of $665 was recorded to Other production, distribution and operating costs during the three months ended June 30, 2013. The remaining amounts to be paid are treated as contract acquisition costs and are being amortized to expense over three years starting in July 2013, consistent with the contract terms between The Providence Journal and the newspaper and magazine publishers.
In addition to the matter above, a number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

PAGE 14	A. H. Belo Corporation Third Quarter 2013 on Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes filed as part of this report. All dollar amounts are presented in thousands, except per share amounts, unless the context requires otherwise.
OVERVIEW
A. H. Belo Corporation (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates three daily newspapers and related websites. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; and the Denton Record‑Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas. The Company’s newspapers also publish various niche publications targeting specific audiences and own and operate commercial printing, distribution and direct mail service businesses. A. H. Belo offers digital marketing solutions through 508 Digital and Your Speakeasy, LLC and also owns investments in Classified Ventures, LLC, owner of Cars.com, and Wanderful Media, LLC, owner of Find&Save®.
A. H. Belo intends for the discussion of its results of operations and financial condition that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect its financial statements. References to terms “revenue” and “expense” as used in Management’s Discussion and Analysis refer to income (loss) from continuing operations, unless otherwise noted.
Sale of The Press‑Enterprise
In the third and fourth quarters of 2013, the Company completed multiple transactions and entered into a definitive asset purchase agreement, as amended, to divest of The Press‑Enterprise, a daily newspaper in Riverside, California, its niche publications La Prensa and The Weekly, related websites and substantially all related real estate assets.
On July 8, 2013, The Press‑Enterprise sold certain equipment which was idled in 2012 when the newspaper ceased printing certain unprofitable commercial products. This transaction generated net proceeds of $504 and a pretax gain of $269. On July 17, 2013, the Company completed the sale of its five-story office building and certain related assets in Riverside, California to the County of Riverside for $30,000. This building served as the administrative headquarters for The Press‑Enterprise. The proceeds to the Company were $28,589 after selling costs of $1,411. In the third quarter of 2013 the Company recorded a pretax gain of $4,477 related to this transaction.
On October 9, 2013, the Company and Freedom Communications Holdings, Inc. entered into a definitive asset purchase agreement under which Freedom Communications Holdings, Inc. would acquire substantially all of the assets which comprise the newspaper operations of The Press‑Enterprise (including the production facility and related land) for $27,250 in cash and subject to usual closing costs and customary working capital adjustment to be finalized by January 2014. Effective October 31, 2013, the Company amended the asset purchase agreement to extend the transaction closing date to mid-November in return for a non-refundable deposit of $1,000 to be credited to the purchase price at closing. The Company agreed to bear certain costs up to $541 related to the relocation of The Press‑Enterprise to new leased premises and approximately $1,600 for the relocation of a data center in the production facility and the completion of certain capital projects. After finalizing other exit costs, the Company anticipates recording a pretax gain on this transaction between $8,000 and $12,000 in the fourth quarter of 2013.

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 15

As a result of the above pending and completed transactions, the activity and balances of The Press‑Enterprise as of September 30, 2013, are presented as discontinued operations. The following summarizes the results of operations and the gains on the asset dispositions which are included in discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss from discontinued operations
Revenue	$12,987	$16,622	$38,836	$47,636
Costs and expense	(14,562)	(17,771)	(43,966)	(53,114)
	(1,575)	(1,149)	(5,130)	(5,478)
Gain related to the divestiture of discontinued operations
Gain on sale of press equipment	269	—	269	—
Gain on sale of five-story office building	4,477	—	4,477	—
	4,746	—	4,746	—
Tax benefit from discontinued operations	13	22	49	56
Income (Loss) from Discontinued Operations	$3,184	$(1,127)	$(335)	$(5,422)
Upon completion of these transactions, the Company will have no newspaper operations in Riverside, California but will continue to own and market for sale the land and buildings associated with a previously idled commercial printing operation in Riverside, California.

PAGE 16	A. H. Belo Corporation Third Quarter 2013 on Form 10-Q

Significant Transactions from Continuing Operations
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
In the second quarter, The Providence Journal executed an agreement allowing it to effectively assume the distribution of various national and regional newspapers and magazines previously managed by a third-party distributor. The agreement also settles claims and disputes between The Providence Journal and the third-party distributor. Under the agreement, The Providence Journal will pay the third-party distributor approximately $1,330 over a two-year period for the acquisition of business and settlement of claims. The Company anticipates profits from the distribution contracts to well exceed the amounts paid under the agreement. The Company allocated approximately one-half of the cost of the agreement as a loss on the settlement of claims and, accordingly, recorded a loss of $665 in the second quarter of 2013. The remaining amounts to be paid are treated as contract acquisition costs and are being amortized to earnings over three years starting in July 2013, consistent with the contract terms between The Providence Journal and the newspaper and magazine publishers.
Effective September 11, 2013, Robert W. Decherd retired as the Company’s Chairman, President and Chief Executive Officer. Mr. Decherd was succeeded by James M. (“Jim”) Moroney III. Mr. Moroney served as the Company’s Executive Vice-President since December 2007 and as Publisher and Chief Executive Officer of The Dallas Morning News since June 2001. Mr. Decherd became Vice Chairman of the Board of Directors and continues to serve as a member of the Board of Directors and Mr. Moroney was elected to the Board of Directors, and the Chairman of the Board at its September 2013 meeting.
In addition to the above, the following significant transactions and events affected A. H. Belo’s results of operations and financial position during the third quarter of 2013:

•
Required contributions of $5,060 and voluntary contributions of $4,604 were made to the A. H. Belo Pension Plans in the third quarter of 2013, reflecting an increase from the $4,600 of contributions made in the third quarter of 2012.

•
A dividend of $0.08 per share, or $1,814, was recorded and paid to shareholders of record and to holders of RSU awards as of August 16, 2013. The Company also announced in September 2013 a dividend of $0.08 per share payable on December 6, 2013, to shareholders of record and to holders of outstanding RSU awards on November 15, 2013.

•	The Company received a refund of $1,334 on a tax return amended in a prior year.

•	The Company purchased 124,122 of its Series A common shares during the quarter through open market transactions for $922.

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 17

RESULTS OF CONTINUING OPERATIONS
Consolidated Results of Continuing Operations
This section contains a discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three and nine months ended September 30, 2013 and 2012.
The table below sets forth the components of A. H. Belo’s net revenue from operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
Advertising and marketing services	$49,785	(4.4)%	$52,095	$151,561	(3.1)%	$156,350
Circulation	30,603	(1.1)%	30,942	89,277	(3.6)%	92,644
Printing and distribution	9,773	6.0%	9,222	27,258	3.9%	26,228
	$90,161	(2.3)%	$92,259	$268,096	(2.6)%	$275,222
Third quarter and year-to-date results for 2013 compared to 2012 reflect a decrease in total revenue from continuing operations of 2.3 percent and 2.6 percent, respectively, due to a decline in advertising and marketing services and circulation, partially offset by an increase in printing and distribution. Advertising and marketing services revenue decreased by 4.4 percent and 3.1 percent, respectively, for the three and nine months ended September 30, 2013, as compared to 2012. The decline was partially offset by marketing services revenue recorded by The Dallas Morning News for 508 Digital and Speakeasy, which commenced operations in the second and third quarters of 2012, respectively, and due to continued growth in the newspaper’s digital classified advertising.
The Company’s third quarter and year-to-date circulation revenue for 2013 compared to 2012 decreased by 1.1 percent and 3.6 percent, respectively, due to a continued volume decline in home delivery and single copy sales at all newspapers.
Printing and distribution revenue increased by 6.0 percent and 3.9 percent, respectively, for the third quarter and year-to-date 2013, from increased delivery of third party publications resulting from an agreement at The Providence Journal to assume distribution of certain publications starting in July 2013.

PAGE 18	A. H. Belo Corporation Third Quarter 2013 on Form 10-Q

The table below sets forth the components of The Dallas Morning News net operating revenue:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013	Percent of Total Revenue	Percentage Change	2012	Percent of Total Revenue	2013	Percent of Total Revenue	Percentage Change	2012	Percent of Total Revenue
Advertising and marketing services	$40,402	59.9%	(2.9)%	$41,621	60.0%	$122,288	60.3%	(0.3)%	$122,648	59.6%
Display	13,490		(10.4)%	15,057		41,908		(7.2)%	45,147
Classified	6,122		(14.1)%	7,128		18,622		(9.1)%	20,476
Preprint	13,378		(1.8)%	13,619		40,461		(0.6)%	40,705
Digital	7,412		27.4%	5,817		21,297		30.5%	16,320
Circulation	21,787	32.3%	(1.4)%	22,087	31.9%	64,024	31.6%	(3.8)%	66,538	32.4%
Printing and distribution	5,284	7.8%	(6.3)%	5,638	8.1%	16,390	8.1%	(0.5)%	16,470	8.0%
	$67,473	100.0%	(2.7)%	$69,346	100.0%	$202,702	100.0%	(1.4)%	$205,656	100.0%
Display – Revenue decreased for the three and nine months ended September 30, 2013, due to lower retail advertising in all categories except for entertainment, furniture and other. Additionally, general advertising declined in all categories for the nine months ended September 30, 2013, except for telecommunications which realized an improvement in both rates and volumes, and automotive which realized an improvement in volume. General advertising for the three months ended September 30, 2013, declined in all categories except for general other, which realized an improvement in rates.
Classified – Revenue decreased for the three and nine months ended September 30, 2013, due to lower classified rates in all categories except obituary and other classified, partially offset by higher volumes in real estate.
Preprint – Revenue decreased for the three and nine months ended September 30, 2013, due to a decline in preprint newspaper advertising inserts, partially offset by higher home delivery mail advertisements.
Digital – Revenue increased for the three and nine months ended September 30, 2013, due to higher marketing services revenue of $1,336 and $3,460, respectively, associated with 508 Digital and Speakeasy, which began operations in the second and third quarters of 2012, respectively. Revenue also grew due to higher automotive and other classified advertising.
The Dallas Morning News results also include its niche publications which expand its advertising platform to nonsubscribers of The Dallas Morning News’ core newspaper. This revenue is a component of total display, classified, preprint and digital revenue of The Dallas Morning News discussed above. In the three months ended September 30, 2013 and 2012, advertising revenue for The Dallas Morning News’ niche publications was $5,536 and $5,728, respectively. In the nine months ended September 30, 2013 and 2012, advertising revenue for The Dallas Morning News’ niche publications was $16,047 and $16,447, respectively. Revenue decreased as the growth in classified was offset primarily by a decline in retail display advertising.
Circulation – Revenue decreased for the three months ended September 30, 2013, due to a decline in home delivery and single copy paid print circulation volumes of 8.7 percent and 11.9 percent, respectively, partially offset by an effective rate increase of 7.4 percent in home delivery rates. Revenue decreased for the nine months ended September 30, 2013, due to a decline in home delivery and single copy paid print circulation volumes of 7.1 percent and 10.9 percent, respectively, partially offset by an effective rate increase of 4.1 percent in home delivery rates.
Printing and distribution – Revenue decreased for the three and nine months ended September 30, 2013, due to lower home delivery volumes of third-party newspapers and lower commercial printing volumes.

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 19

The table below sets forth the components of The Providence Journal net operating revenue:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013	Percent of Total Revenue	Percentage Change	2012	Percent of Total Revenue	2013	Percent of Total Revenue	Percentage Change	2012	Percent of Total Revenue
Advertising and marketing services	$9,383	41.3%	(10.4)%	$10,474	45.7%	$29,273	44.8%	(13.1)%	$33,702	48.5%
Display	2,283		(15.7)%	2,708		7,241		(15.9)%	8,614
Classified	3,135		(10.4)%	3,497		9,779		(17.6)%	11,871
Preprint	2,622		(9.8)%	2,907		8,260		(6.0)%	8,788
Digital	1,343		(1.4)%	1,362		3,993		(9.8)%	4,429
Circulation	8,816	38.9%	(0.5)%	8,856	38.7%	25,253	38.6%	(3.3)%	26,107	37.5%
Printing and distribution	4,489	19.8%	25.3%	3,583	15.6%	10,868	16.6%	11.4%	9,757	14.0%
	$22,688	100.0%	(1.0)%	$22,913	100.0%	$65,394	100.0%	(6.0)%	$69,566	100.0%
Display – Revenue decreased for both the three and nine months ended September 30, 2013, primarily due to retail advertising volume and rate declines in medical and department stores. Additional decreases for the nine months ended September 30, 2013, are due to lower entertainment rates and volumes. General advertising decreased for the three and nine months ended September 30, 2013, primarily due to a decline in financial advertising rates and volumes.
Classified – Revenue decreased for the three and nine months ended September 30, 2013, due to a volume decline in all categories except automotive and obituaries and a rate decline in all categories except obituaries.
Preprint – Revenue decreased for the three and nine months ended September 30, 2013, due to a decline in preprint newspaper inserts, consistent with the decline in circulation volumes. These declines were partially offset by higher home delivery mail advertisements.
Digital – Revenue decreased for the three and nine months ended September 30, 2013, due to lower volumes in online advertising, offset partially by increased automotive classified advertising.
Circulation – Home delivery revenue increased for the three months ended September 30, 2013, due to an effective rate increase of 12.1 percent, offset by a volume decline of 9.0 percent. Home delivery revenue decreased for the nine months ended September 30, 2013, due to a volume decline of 8.2 percent, offset by an effective rate increase of 7.6 percent. Single copy paid print circulation decreased for the three and nine months ended September 30, 2013, due to a volume decline of 10.4 percent and 12.4 percent, respectively, offset by an effective rate increase of 2.8 percent and 3.7 percent, respectively.
Printing and distribution – Revenue increased for the three and nine months ended September 30, 2013, due to the assumption of distribution contracts for certain national and regional newspapers and magazines. These contracts, obtained through a settlement agreement with a third party distributor, commenced in July 2013.

PAGE 20	A. H. Belo Corporation Third Quarter 2013 on Form 10-Q

Operating Costs and Expense from Continuing Operations
The table below sets forth the components of the Company’s operating expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
Operating Costs and Expense
Salaries, wages and employee benefits	$35,914	(4.1)%	$37,462	$110,689	(2.7)%	$113,762
Other production, distribution and operating costs	34,713	2.8%	33,755	104,805	2.4%	102,392
Newsprint, ink and other supplies	12,803	2.4%	12,508	37,132	1.9%	36,443
Depreciation	4,371	(8.7)%	4,790	14,053	(15.6)%	16,648
Amortization	1,122	2.7%	1,092	3,368	2.7%	3,278
Total operating costs and expense	$88,923	(0.8)%	$89,607	$270,047	(0.9)%	$272,523
Salaries, wages and employee benefits – Salaries, wages and employee benefits decreased by $1,548 and $3,073 for the three and nine months ended September 30, 2013, respectively. For these periods, salary expense was lower by $165 and $577 for the three and nine months periods, respectively, which includes savings from headcount reductions at the Company’s newspapers offset by higher salary costs associated with the Company’s digital marketing services initiatives. The savings was also offset by higher incentive compensation costs of $223 and $1,041, respectively. The Company also had lower pension expense of $1,311 and $3,190, respectively, primarily due to no longer accruing benefits for the PTS Plan beginning in the second quarter of 2013 and the recognition of higher pension benefits resulting from lower assumed interest rates and a higher levels of plan assets. Additional savings of $84 and $1,026, respectively, were achieved due to lower headcount and cost control initiatives related to medical benefits provided to employees.
Other production, distribution and operating costs – Expense increased for the three and nine months ended September 30, 2013, due to higher non-labor related expense associated with 508 Digital and Speakeasy of $1,122 and $2,922, respectively, as these marketing services operations continue to grow. Expense also increased in these periods by $2,213 and $2,109, respectively, due to a nonrecurring $2,500 credit received by The Providence Journal in the third quarter of 2012 in settlement of a property tax dispute and increased for the nine month period by $665 due to the settlement by The Providence Journal of a distribution contingency in the second quarter of 2013. These expense increases were partially offset in the three and nine month periods by lower home delivery costs and third-party sales costs of $1,774 and $3,122, respectively, consistent with lower circulation volumes, and lower legal expense of $685 and $1,306, respectively.
Newsprint, ink and other supplies – Expense increased for the three and nine months ended September 30, 2013, by $1,200 and $1,735, respectively, due to higher costs for insert printing and customer products. These costs were partially offset by lower newsprint and ink costs associated with lower circulation volumes of the Company’s newspapers. Newsprint consumption for the three months ended September 30, 2013 and 2012, was approximately 11,543 and 12,137 metric tons, respectively, and the average cost per metric ton of newsprint was $591 and $625, respectively. Newsprint consumption for the nine months ended September 30, 2013 and 2012, was approximately 35,724 and 36,629 metric tons, respectively, and the average cost per metric ton of newsprint was $606 and $622, respectively.
Depreciation – Expense decreased for the three and nine months ended September 30, 2013, due to a lower depreciable asset base and more assets being fully depreciated.
Amortization – Expense increased for the three and nine months ended September 30, 2013, due to amortization of customer relationships acquired in the purchase of certain assets and liabilities of DG Publishing, Inc. which was recorded during the first quarter of 2013.

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 21

Other
The table below sets forth the other components of the Company’s results of continuing operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
Other Income (Expense), Net
Other income, net	$1,131	99.5%	$567	$2,190	(8.0)%	$2,381
Interest income (expense)	108	(184.4)%	(128)	(311)	(38.5)%	(506)
Total other income (expense), net	$1,239	182.2%	$439	$1,879	0.2%	$1,875

Income Tax Expense	$392	(25.0)%	$523	$1,284	(4.3)%	$1,342
Other income for the three months ended September 30, 2013, increased due to higher income from equity method investments and gains on asset sales. Other income for the nine months ended September 30, 2013, decreased due to lower gains on asset sales and lower income for equity method investments. Interest expense for the nine months ended September 30, 2013, includes the amortization of the $401 remaining debt issuance costs related to the Credit Agreement. Tax expense for 2013 and 2012 is primarily due to franchise and state income tax expense and changes in the valuation allowance. See the Condensed Consolidated Financial Statements, Note 7 – Income Taxes.
Earnings and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization from Continuing Operations
In addition to the Company’s analysis of net income (loss) from continuing operations, the Company also evaluates earnings after adjusting for depreciation and amortization, interest expense and income taxes (“EBITDA”) which is presented for continuing operations by adjusting Net income (loss) attributable to A. H. Belo Corporation for Income (loss) from discontinued operations and Net loss attributable to noncontrolling interest, and by adding depreciation and amortization, interest expense and income tax expense. Adjusted EBITDA is calculated, as applicable, by adding back the loss from withdrawal from the G. B. Dealey Retirement Pension Plan, non-cash impairment expense and net investment-related losses to EBITDA. For the periods presented, no adjustments were made to EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income (Loss) Attributable to A. H. Belo Corporation	$5,321	$1,483	$(1,520)	$(2,148)
Less: Net Income (Loss) from Discontinued Operations	3,184	(1,127)	(335)	(5,422)
Plus: Net loss attributable to noncontrolling interests	(52)	(42)	(171)	(42)
Income (Loss) from Continuing Operations	2,085	2,568	(1,356)	3,232
Depreciation and amortization	5,493	5,882	17,421	19,926
Interest (income) expense	(108)	128	311	506
Income tax expense	392	523	1,284	1,342
EBITDA from continuing operations	$7,862	$9,101	$17,660	$25,006
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

PAGE 22	A. H. Belo Corporation Third Quarter 2013 on Form 10-Q

Liquidity and Capital Resources
The Company’s cash balances as of September 30, 2013 and December 31, 2012, were $56,436 and $34,094, respectively. The increase in cash is primarily due to the sale of certain assets related to The Press‑Enterprise, consisting of selected press equipment previously used in its commercial printing operations and a five-story office building which served as its administrative headquarters. Net proceeds totaling $29,093 were received from these sales, after deducting selling costs of $1,457 as discussed in the description of discontinued operations on page 15. Cash provided by continuing operations was $5,471, which reflected voluntary contributions of $4,604 and required contributions of $5,060 to the Company’s pension plans. Cash used for continuing investing activities was $5,674, which included capital spending of $4,837 and an additional investment of $1,377 in Wanderful Media, owner of Find&Save®. Cash used by financing activities from continuing operations was $6,644, which included dividend payments of $4,549 and the purchase of treasury stock for $2,286.
The Company’s working capital as of September 30, 2013 and December 31, 2012, was $64,496 and $75,403, respectively. After excluding assets and liabilities of discontinued operations, which are classified as current assets and liabilities, respectively, working capital increased by $18,520. During the nine months ended September 30, 2013, EBITDA from continuing operations was $17,660, which was used to fund capital spending of $4,837 and pension contributions of $12,000. Capital spending for the remainder of 2013 is expected to approximate $2,200 and no further pension contributions are required during the fourth quarter of 2013 as the Company met minimum funding requirements for the year. The Company anticipates EBITDA from continuing operations to be sufficient to cover these costs.
Management works aggressively to manage expense relative to changes in revenue and believes cash flows generated from continuing operations will be sufficient to meet foreseeable cash flow requirements. The following discusses the changes in cash flows by operating, financing and investing activities.
Operating Cash Flows
Net cash provided by/(used for) continuing operating activities for the nine months ended September 30, 2013 and 2012, was $5,471 and $(8,970), respectively. Cash flows from operations increased due to lower pension contributions in 2013 of $16,072, the receipt of $1,334 related to an amended prior year tax return and improved operating activities of approximately $1,400. Additionally, 2012 was impacted by a nonrecurring 2012 tax settlement payment of $2,961 and the receipt of proceeds of $2,410 in 2012 related to the sale of officer’s residence acquired by the Company as part of an employment agreement.
The decline in pension contributions reflects a benefit the Company realized from reaching higher statutory funding levels due to the Company’s 2011 and 2012 voluntary pension contributions totaling $40,000, and improved returns on plan assets and higher discount rates. Additionally, lower contributions are in part due to reduced statutory funding requirements from the Moving Ahead for Progress in the 21st Century Act (the “MAP–21 Act”) that was passed into law in July 2012, and includes funding relief for employer-provided defined benefit pension plans. Future pension funding requirements are subject to change based on factors such as discount rates, the return on plan assets and statutory changes.
Investing Cash Flows
Net cash used for continuing investing activities for the nine months ended September 30, 2013 and 2012, was $5,674 and $3,623, respectively. Cash flows used for investing activities increased due to $1,377 of cash used for an additional investment in Wanderful Media, an equity-method investment.
Financing Cash Flows
Net cash used for continuing financing activities for the nine months ended September 30, 2013 and 2012, was $6,644 and $3,806, respectively. Cash flows used for financing activities increased primarily due to purchases in 2013 of 358,153 shares of the Company’s Series A common stock for $2,286 under the share purchase program authorized in 2012. Dividend payments of $4,549 and $4,095 were made in 2013 and 2012, respectively.
Financing Arrangements
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

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 23

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
During the nine months ended September 30, 2013, the Company made required contributions of $7,396 and voluntary contributions of $4,604 to the A. H. Belo Pension Plans. As discussed above, the Company met the statutory funding requirements for 2013 and no further contributions are planned this year.
On September 12, 2013, the Company announced an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on November 15, 2013, payable on December 6, 2013.
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

PAGE 24	A. H. Belo Corporation Third Quarter 2013 on Form 10-Q

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

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 25

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

PAGE 26	A. H. Belo Corporation Third Quarter 2013 on Form 10-Q

Item 6. Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, as indicated. In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

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

4.1	*	Certain rights of the holders of the Company’s Common Stock set forth in Exhibits 3.1‑3.3 above
4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)
4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)
4.4	*	Rights Agreement dated as of January 11, 2008 between the Company and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)
10.1	*	Material Contracts
~(1) *
Asset Purchase Agreement by and between the Press-Enterprise Company, AHC California Properties LLC, A. H. Belo Management Services, Inc. and Freedom Communications Holdings, Inc. dated October 9, 2013 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2013 (Securities and Exchange Commission file no. 001-33741) (the “October 11, 2013 Form 8-K”))

		~(2) *	Form of Limited Guaranty by and between A. H. Belo Corporation and Freedom Communications Holdings, Inc (Exhibit 10.2 to the October 11, 2013 Form 8-K)
~(3) *
Amendment No. 1 to Asset Purchase Agreement dated October 31, 2013, between the Press-Enterprise Company, AHC California Properties LLC, A. H. Belo Management Services, Inc. and Freedom Communications Holdings Inc. (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2013 (Securities and Exchange Commission file no. 001-33741))

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 27

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*	A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8‑K)
			*	(a)
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
Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on March 12, 2012 (Securities and Exchange Commission File No. 001‑33741) (the “March 12, 2012 Form 8-K”))

			*	(e)	Form of A. H. Belo Cash Long‑Term Incentive Evidence of Grant (Exhibit 10.2 to the March 12, 2012 Form 8-K)
		~(3)	*		A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8‑K)
			*	(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8‑K)
		~(4)	*		A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)
		~(5)	*		Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the June 19, 2013 Form 8-K)

PAGE 28	A. H. Belo Corporation Third Quarter 2013 on Form 10-Q

Exhibit Number	Description
10.3	Agreements relating to the Distribution of A. H. Belo:
(1)	*		Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8‑K)
	*	(a)
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

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS		**	XBRL Instance Document
101.SCH		**	XBRL Taxonomy Extension Schema
101.CAL		**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE		**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 29

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Date:	November 13, 2013

By:	/s/ Michael N. Lavey
Michael N. Lavey
Vice President/Controller
(Principal Accounting Officer)

Date:	November 13, 2013

PAGE 30	A. H. Belo Corporation Third Quarter 2013 on Form 10-Q

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation Third Quarter 2013 on Form 10-Q	PAGE 31