Form 10-Q
period 2014-03-31
A. H. Belo Corp
filed 2014-04-30
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	April 25, 2014
Common Stock, $.01 par value	22,015,425
Total Common Stock consists of 19,623,155 shares of Series A Common Stock and 2,392,270 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I
Item 1. Financial Information

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
In thousands, except share and per share amounts (unaudited)	2014	2013
Net Operating Revenue
Advertising and marketing services	$46,860	$49,214
Circulation	29,347	28,944
Printing and distribution	9,379	8,582
Total net operating revenue	85,586	86,740
Operating Costs and Expense
Employee compensation and benefits	36,837	39,342
Other production, distribution and operating costs	34,525	34,905
Newsprint, ink and other supplies	11,706	12,049
Depreciation	4,062	4,813
Amortization	1,123	1,123
Total operating costs and expense	88,253	92,232
Loss from operations	(2,667)	(5,492)
Other Income (Expense), Net
Gains (losses) on equity method investments, net	(408)	549
Interest expense	(1)	(411)
Other income (loss), net	118	(104)
Total other income (expense), net	(291)	34
Loss from Continuing Operations Before Income Taxes	(2,958)	(5,458)
Income tax provision	907	436
Loss from Continuing Operations	(3,865)	(5,894)
Loss from discontinued operations	—	(2,199)
Gain (loss) related to the divestiture of discontinued operations, net	(178)	—
Tax benefit from discontinued operations	—	(17)
Loss from Discontinued Operations, Net	(178)	(2,182)
Net Loss	(4,043)	(8,076)
Net loss attributable to noncontrolling interests	(6)	(54)
Net Loss Attributable to A. H. Belo Corporation	$(4,037)	$(8,022)

Per Share Basis
Basic and Diluted
Continuing operations	$(0.18)	$(0.27)
Discontinued operations	(0.01)	(0.10)
Net loss attributable to A. H. Belo Corporation	$(0.19)	$(0.37)

Weighted average shares outstanding
Basic and Diluted	21,918,800	22,032,803
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2014 on Form 10-Q	PAGE 1

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
In thousands (unaudited)	2014	2013
Net Loss	$(4,043)	$(8,076)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of net actuarial gains (losses)	(173)	245
Total other comprehensive income (loss)	(173)	245
Comprehensive Loss	(4,216)	(7,831)
Comprehensive loss attributable to noncontrolling interests	(6)	(54)
Total Comprehensive Loss Attributable to A. H. Belo Corporation	$(4,210)	$(7,777)
See accompanying Notes to Condensed Consolidated Financial Statements.

PAGE 2	A. H. Belo Corporation First Quarter 2014 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
In thousands, except share amounts (unaudited)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$82,540	$82,193
Accounts receivable (net of allowance of $1,394 and $1,248 at March 31, 2014 and December 31, 2013, respectively)	32,606	41,174
Inventories	11,024	8,180
Prepaids and other current assets	9,817	7,444
Deferred income taxes, net	251	61
Assets of discontinued operations	778	1,633
Total current assets	137,016	140,685
Property, plant and equipment, at cost	545,327	544,206
Less accumulated depreciation	(451,070)	(447,094)
Property, plant and equipment, net	94,257	97,112
Intangible assets, net	4,219	5,342
Goodwill	24,582	24,582
Investments	6,924	7,333
Deferred income taxes, net	277	538
Other assets	3,701	3,626
Total assets	$270,976	$279,218
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,950	$15,488
Accrued compensation and benefits	13,971	12,308
Other accrued expense	4,155	5,332
Advance subscription payments	19,748	19,184
Liabilities of discontinued operations	628	2,028
Total current liabilities	53,452	54,340
Long-term pension liabilities	47,257	50,082
Other post-employment benefits	2,764	2,757
Other liabilities	3,828	3,263
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,229,395 and 19,931,599 shares at March 31, 2014 and December 31, 2013, respectively	202	199
Series B: issued 2,392,430 and 2,397,155 shares at March 31, 2014 and December 31, 2013, respectively	24	24
Treasury stock, Series A, at cost; 570,428 and 495,200 shares held at March 31, 2014 and December 31, 2013, respectively	(3,788)	(3,113)
Additional paid-in capital	498,274	496,682
Accumulated other comprehensive loss	(15,266)	(15,093)
Accumulated deficit	(315,941)	(310,099)
Total shareholders’ equity attributable to A. H. Belo Corporation	163,505	168,600
Noncontrolling interests	170	176
Total shareholders’ equity	163,675	168,776
Total liabilities and shareholders’ equity	$270,976	$279,218
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2014 on Form 10-Q	PAGE 3

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interests	Total
Balance at December 31, 2012	19,651,830	2,401,556	$221	$495,528	(74,130)	$(350)	$(73,532)	$(319,862)	$55	$102,060
Net loss	—	—	—	—	—	—	—	(8,022)	(54)	(8,076)
Other comprehensive income	—	—	—	—	—	—	245	—	—	245
Capital contributions of noncontrolling interests	—	—	—	—	—	—	—	—	83	83
Treasury stock purchases	—	—	—	—	(112,049)	(597)	—	—	—	(597)
Issuance of shares for restricted stock units	218,085	—	2	(2)	—	—	—	—	—	—
Income tax on options and RSUs	—	—	—	(52)	—	—	—	—	—	(52)
Share-based compensation	—	—	—	795	—	—	—	—	—	795
Conversion of Series B to Series A	880	(880)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(1,367)	—	(1,367)
Balance at March 31, 2013	19,870,795	2,400,676	$223	$496,269	(186,179)	$(947)	$(73,287)	$(329,251)	$84	$93,091

Balance at December 31, 2013	19,931,599	2,397,155	$223	$496,682	(495,200)	$(3,113)	$(15,093)	$(310,099)	$176	$168,776
Net loss	—	—	—	—	—	—	—	(4,037)	(6)	(4,043)
Other comprehensive loss	—	—	—	—	—	—	(173)	—	—	(173)
Treasury stock purchases	—	—	—	—	(75,228)	(675)	—	—	—	(675)
Issuance of shares for restricted stock units	157,659	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	135,412	—	1	597	—	—	—	—	—	598
Income tax on options and RSUs	—	—	—	470	—	—	—	—	—	470
Share-based compensation	—	—	—	527	—	—	—	—	—	527
Conversion of Series B to Series A	4,725	(4,725)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(1,805)	—	(1,805)
Balance at March 31, 2014	20,229,395	2,392,430	$226	$498,274	(570,428)	$(3,788)	$(15,266)	$(315,941)	$170	$163,675
See accompanying Notes to Condensed Consolidated Financial Statements.

PAGE 4	A. H. Belo Corporation First Quarter 2014 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands (unaudited)	2014	2013
Operating Activities
Net Loss	$(4,043)	$(8,076)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Net loss from discontinued operations	178	2,182
Depreciation and amortization	5,185	5,936
Net periodic benefit and contributions related to employee benefit plans	(3,009)	(5,175)
Share-based compensation	527	748
Gain on disposal of fixed assets	—	(133)
Deferred income taxes	542	103
Equity method investment (gains) losses	408	(549)
Write-off of unamortized debt issuance costs	—	401
Other operating activities	—	188
Changes in working capital and other operating assets and liabilities, net	4,370	5,192
Net cash provided by continuing operations	4,158	817
Net cash provided by (used for) discontinued operations	(722)	116
Net cash provided by operating activities	3,436	933
Investing Activities
Capital expenditures, net	(1,207)	(1,362)
Proceeds from sale of fixed assets	—	168
Net cash used for continuing investing activities	(1,207)	(1,194)
Net cash used for discontinued investing activities	—	(7)
Net cash used for investing activities	(1,207)	(1,201)
Financing Activities
Dividends paid	(1,805)	(1,367)
Proceeds from exercise of stock options	598	—
Purchase of treasury stock	(675)	(597)
Net cash used for financing activities	(1,882)	(1,964)
Net increase (decrease) in cash and cash equivalents	347	(2,232)
Cash and cash equivalents at beginning of period	82,193	34,094
Cash and cash equivalents at end of period	$82,540	$31,862
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2014 on Form 10-Q	PAGE 5

A. H. Belo Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1: Summary of Significant Accounting Policies
Description of Business.    A. H. Belo Corporation and subsidiaries (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates three metropolitan daily newspapers and related websites, with publishing roots that trace to The Galveston Daily News, which began publication in 1842. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com) (Dallas, Texas), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com) (Providence, Rhode Island), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; and the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas. The Company publishes various niche publications targeting specific audiences, and its investments include Classified Ventures, LLC (“Classified Ventures”), owner of cars.com, and Wanderful Media, LLC (“Wanderful”), owner of FindnSave.com. A. H. Belo offers digital marketing solutions through 508 Digital and Your Speakeasy, LLC (“Speakeasy”), and also owns and operates commercial printing, distribution and direct mail service businesses.
Basis of Presentation.    These condensed consolidated financial statements include the accounts of A. H. Belo and its subsidiaries and were prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation were included. Transactions between the consolidated companies were eliminated and noncontrolling interests in less than wholly-owned subsidiaries were reflected in the consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014, may not be necessarily indicative of the results that may be expected for the year ending December 31, 2014. All dollar amounts are presented in thousands, except per share amounts, unless the context requires otherwise.
In 2013, the Company completed the disposition of The Press‑Enterprise, a daily newspaper in Riverside, California, which serves the Inland Southern California region. As described in Note 2 – Discontinued Operations, this disposition meets the criteria of discontinued operations as prescribed under Accounting Standards Codification 205 - Presentation of Financial Statements. Accordingly, presentation of current and prior period amounts in the condensed consolidated financial statements and notes thereto reflect continuing operations of the Company unless otherwise noted.
The Company has currently engaged Stephens Inc. to explore a potential sale of The Providence Journal as the Company focuses resources and management time and attention on its core Dallas market.
New Accounting Standards. The Financial Accounting Standards Board (“FASB”) recently issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which generally requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss or other tax credit carryforward exists. The assessment should be performed by taxing jurisdiction as of each reporting date. The update is effective for fiscal years and interim periods beginning after December 15, 2013. The implementation of this update did not have a material impact to the presentation of uncertain tax positions within the consolidated balance sheets.
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this amendment, requirements for reporting discontinued operations have changed. Discontinued operations may include disposals of a business, nonprofit activity and component of an entity upon meeting certain other criteria. Disposals representing components of an entity must reflect a strategic shift that has a major effect on the entity’s operations and financial results. Previous conditions prohibiting the entity from having significant continuing involvement in the disposal group and requiring the elimination of operations and cash flows from ongoing operations of the entity have been removed. The update is effective on a prospective basis for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods in those years. The Company is currently exploring the sale of The Providence Journal and anticipates such a transaction would meet the criteria for presentation of discontinued operations under current accounting standards and under the modified standards if the transaction were completed after the effective date of this update.

PAGE 6	A. H. Belo Corporation First Quarter 2014 on Form 10-Q

Note 2: Discontinued Operations
In the fourth quarter of 2013, the Company completed the disposition of the newspaper operations of The Press-Enterprise, including the production facility and related land, to Freedom Communications, Inc. (“Freedom Communications”) under a definitive asset purchase agreement. Upon completion of the divestiture, the Company no longer owns newspaper operations in Riverside, California but continues to own and market for sale the land and buildings associated with a former commercial printing operation in Riverside, California. The disposition and the results of operations associated with The Press-Enterprise are reported as discontinued operations in the Company’s financial statements. During the three months ended March 31, 2013, loss from discontinued operations includes revenues and expenses of $12,532 and $14,731, respectively. During the three months ended March 31, 2014, the Company reduced the gain on the sale of The Press-Enterprise by $178, which primarily reflects the finalization of the working capital adjustment. As of March 31, 2014, the remaining assets and liabilities of discontinued operations were $778 and $628, respectively, representing remaining receivables and liabilities that will be settled in the second quarter of 2014.
Note 3: Goodwill and Intangible Assets
The Company recorded intangible assets consisting of goodwill and subscriber lists from its previous newspaper acquisitions. The carrying value of goodwill was $24,582, net of cumulative impairment losses of $323,734, as of March 31, 2014 and December 31, 2013. Subscriber lists related to The Providence Journal are amortized over 18 years and will be fully amortized in 2014.
In the first quarter of 2013, the Company finalized the accounting for its December 2012 acquisition of certain assets and liabilities from DG Publishing, Inc., which produced and published Design Guide Texas and Texas Wedding Guide magazines and related websites. Customer relationships purchased in the acquisition were assigned a value of $362 and are amortized over an estimated useful life of three years. The customer relationships are a component of The Dallas Morning News reporting unit. Remaining assets and liabilities acquired were not material.
The table below sets forth the Company’s identifiable intangible assets, consisting of subscriber lists and customer relationship assets.

	Total Intangible Assets	The Dallas Morning News	The Providence Journal
March 31, 2014
Gross balance	$79,060	$362	$78,698
Accumulated amortization	(74,841)	(151)	(74,690)
Net balance	$4,219	$211	$4,008

December 31, 2013
Gross balance	$79,060	$362	$78,698
Accumulated amortization	(73,718)	(121)	(73,597)
Net balance	$5,342	$241	$5,101
Note 4: Investments
The Company owns investment interests in various entities which are recorded under the equity method or cost method of accounting, or consolidated if the Company holds a controlling financial interest. Under the equity method, the Company records its share of the investee’s earnings or losses each period in the consolidated statements of operations. Under the cost method, the Company records earnings or losses when such amounts are realized. The carrying value of equity method and cost method investments is set forth in the table below.

	March 31,	December 31,
	2014	2013
Equity method investments	$5,992	$6,401
Cost method investments	932	932
Total investments	$6,924	$7,333

A. H. Belo Corporation First Quarter 2014 on Form 10-Q	PAGE 7

Equity method investments. Investments recorded under the equity method of accounting include the following:
Classified Ventures, LLC – The Company owns a 3.3 percent interest in Classified Ventures, in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company and Graham Holdings Company. Classified Ventures operates cars.com and in April 2014, sold its apartments.com business unit for $585,000. In the second quarter of 2014, the Company received distribution proceeds of $18,861 related to the sale transaction and recorded a gain of approximately $18,500. The Company expects related federal income taxes to be minimal as a result of previously incurred net operating losses and is finalizing its estimate of state taxes.
Wanderful Media, LLC – The Company owns a 12.7 percent interest in Wanderful, which operates FindnSave.com, a digital shopping platform where consumers can find national and local retail goods and services for sale. This platform combines local media participation with advanced search and database technology to allow consumers to view local advertised offers and online sales circulars or search for an item and receive a list of local advertisers and the price and terms offered for the searched item.
Gains (losses) on equity method investments were $(408) and $549 in 2014 and 2013, respectively.  Losses in 2014 included a $934 impairment charge related to the Company's investment in Wanderful Media, reducing the carrying value of the investment to $1,665. The Company determined that an other-than-temporary decline occurred in the value of the investment after evaluating the estimated fair value of the investee as determined by an independent valuation specialist. The Company attributes the impairment primarily to a decline in business related to Wanderful Media’s legacy products. The Company believes the carrying value of this investment as of March 31, 2014, is recoverable based on the investment’s future business prospects, and an additional contribution of $1,909 was made in April 2014.
Summarized financial information provided for equity method investments determined to be significant to the Company’s operations for the three months ended March 31, 2014 and 2013, is set forth in the table below.

	Classified Ventures		Wanderful Media
	2014	2013	2014	2013
Revenue	$112,702	$97,327	$1,141	$1,333
Operating Income (Loss)	19,054	12,445	(2,423)	(2,294)
Net Income (Loss)	25,562	24,064	(2,507)	(2,314)

Consolidated investments. The Company owns a 70 percent interest in Your Speakeasy, LLC which targets middle-market business customers and provides turnkey social media account management and content development services. As the Company has a controlling financial interest in this entity, Speakeasy's assets, liabilities and results of operations are included in the Company’s consolidated financial statements.

PAGE 8	A. H. Belo Corporation First Quarter 2014 on Form 10-Q

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
Stock Options.    The table below sets forth a summary of stock option activity under the A. H. Belo long-term incentive plan.

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2013	910,533	$15.29
Exercised	(135,412)	4.33
Canceled	(11,048)	30.61
Outstanding at March 31, 2014	764,073	$17.01

Vested and exercisable at March 31, 2014	764,073	$17.01
The vested and exercisable weighted average remaining contractual term of A. H. Belo stock options outstanding, as of March 31, 2014, was 2.3 years. The expense associated with all outstanding options was fully recognized in prior years and no new options were granted for the three months ended March 31, 2014.
Restricted Stock Units. Under A. H. Belo’s long-term incentive plan, the Company’s board of directors periodically awards RSUs. The RSUs have service and/or performance conditions and vest over a period up to three years. Upon vesting, the RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. As of March 31, 2014, the liability for the portion of the award to be redeemed in cash was $2,174. The table below sets forth a summary of RSU activity under the A. H. Belo long-term incentive plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2013	728,818				$5.59
Granted	86,365				12.07
Vested	(262,781)	157,659	105,122	$1,064	6.04
Non-vested at March 31, 2014	552,402				$6.39
A. H. Belo recognizes compensation expense for RSUs issued to its employees and directors under its long-term incentive plan on a straight-line basis over the vesting period of the award, as set forth in the table below.

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
Three months ended March 31,
2014	$546	$1,280	$1,826
2013	748	758	1,506
Note 6: Long-term Debt
In January 2013, the Company voluntarily terminated its credit agreement as cash flows from operations were sufficient to meet liquidity requirements and the credit agreement had not been drawn upon since 2009. All liens and security interests under the credit agreement were released and no early termination penalties were incurred by the Company as a result of the termination. Unamortized debt issuance costs of $401 were recorded to interest expense during the three months ended March 31, 2013, as a result of the termination.

A. H. Belo Corporation First Quarter 2014 on Form 10-Q	PAGE 9

Note 7: Income Taxes
Income taxes are recorded using the asset and liability method. The provision for taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete transactions which are reported in the period in which they occur. The estimated effective tax rate is re-evaluated each quarter based on the Company’s estimated tax expense for the year.
The Company recognized income tax expense from continuing operations of $907 and $436 for the three months ended March 31, 2014 and 2013, respectively. Tax expense represents effective income tax rates from continuing operations of (30.7) percent and (8.0) percent, for the three months ended March 31, 2014 and 2013, respectively. Tax expense for 2014 and 2013 was primarily attributable to state income tax expense and changes in the valuation allowance on deferred taxes.
The Company currently projects taxable income for the year ending December 31, 2014, for federal income tax purposes and in certain state income tax jurisdictions. The Company has net operating losses that can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards begin to expire in 2016 if not utilized.
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
During the three months ended March 31, 2014 and 2013, the Company made required contributions of $1,940 and $396, respectively, to the A. H. Belo Pension Plans. The Company expects to make required contributions for the remainder of 2014 of approximately $8,060. Management believes the assumed rate of return on the plans' assets of 6.5 percent continues to be appropriate.
Net Periodic Pension Benefit
The Company estimates net periodic pension expense or benefit based on the expected return on plan assets, the interest on projected pension obligations and the amortization of actuarial gains and losses in accumulated other comprehensive loss, if required. The table below sets forth components of net periodic pension benefit.

	Three Months Ended March 31,
	2014	2013
Interest cost	$4,330	$3,999
Expected return on plans’ assets	(5,215)	(4,891)
Amortization of actuarial loss	—	425
Net periodic pension benefit	$(885)	$(467)
Defined Contribution Plans. The A. H. Belo Savings Plan (“Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis. During the three months ended March 31, 2014 and 2013, the Company recorded expense of $341 and $348, respectively, for matching contributions to this plan.
The Company sponsored the A. H. Belo Pension Transition Supplement Plan (“PTS Plan”), a defined contribution plan, which covered certain employees affected by the curtailment of a defined benefit plan sponsored by the former parent company.  The Company was obligated to make contributions to this plan based on the earnings of actively employed participants for a period of five years, which concluded on March 31, 2013. Contributions of $4,147 paid in the first quarter of 2013 represent benefits accrued in fiscal year 2012, and contributions of $1,090 paid in the second quarter of 2013 represent benefits accrued through March 31, 2013. No further obligations exist under this Plan. As a result of fulfilling its obligations to the PTS Plan and in order to achieve efficient administration of the Company's defined contribution plans, the PTS Plan was merged into the A. H. Belo Savings Plan on July 1, 2013. Accordingly, individual participant account balances within the PTS Plan were transferred to their respective accounts in the A. H. Belo Savings Plan and the PTS Plan has ceased to exist as a standalone benefit plan of the Company.

PAGE 10	A. H. Belo Corporation First Quarter 2014 on Form 10-Q

Note 9: Shareholders’ Equity
Accumulated other comprehensive loss. Accumulated other comprehensive loss contains actuarial gains and losses associated with the A. H. Belo Pension Plans and gains and losses resulting from negative plan amendments and other actuarial experience related to other post-employment benefit plans. The Company records amortization of accumulated other comprehensive loss in employee compensation and benefits in its consolidated statements of operations. Gains and losses associated with the A. H. Belo Pension Plans are amortized over the weighted average remaining life expectancy of the participants. Gains and losses associated with the Company’s other post-employment benefit plans are amortized over the average remaining service period of active plan participants. The net deferred tax assets associated with accumulated other comprehensive loss are fully reserved.
In 2014, the Company did not amortize actuarial losses in accumulated other comprehensive loss associated with the Company’s pension plans as the balance of these losses as of December 31, 2013, no longer fell outside the corridor requiring amortization. The tables below set forth the changes in accumulated other comprehensive loss, net of taxes.

	Three Months Ended March 31,
	2014			2013
	Total	Defined benefit pension plans	Other post-employment benefit plans	Total	Defined benefit pension plans	Other post-employment benefit plans
Balance, beginning of period	$(15,093)	$(16,059)	$966	$(73,532)	$(74,932)	$1,400
Amortization	(173)	—	(173)	245	425	(180)
Balance, end of period	$(15,266)	$(16,059)	$793	$(73,287)	$(74,507)	$1,220
Dividends. During the three months ended March 31, 2014 and 2013, the Company recorded and paid dividends of $1,805 and $1,367, respectively.
On March 6, 2014, the Company announced a quarterly dividend of $0.08 per share to shareholders of record and holders of RSUs as of the close of business on May 16, 2014, payable on June 6, 2014.
Treasury Stock. The Company’s board of directors has authorized a share repurchase program for the purchase of up to 1,500,000 shares of the Company’s Series A or Series B common stock through open market purchases, privately negotiated transactions or otherwise. Purchases of treasury stock included 75,228 and 112,049 shares of the Company's Series A common stock in 2014 and 2013 for $675 and $597, respectively. All purchases were made through open market transactions and were recorded as treasury stock.

A. H. Belo Corporation First Quarter 2014 on Form 10-Q	PAGE 11

Note 10: Earnings Per Share
The table below sets forth the reconciliations for net loss and weighted average shares used for calculating basic and diluted earnings per share. The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended March 31,
	2014	2013
Earnings (numerator)
Net loss attributable to A. H. Belo Corporation	$(4,037)	$(8,022)
Less: Loss from discontinued operations, net	(178)	(2,182)
Less: Income to participating securities	58	49
Net loss available to common shareholders from continuing operations	$(3,917)	$(5,889)

Shares (denominator)
Weighted average common shares outstanding, Basic and Diluted	21,918,800	22,032,803

Earnings per share from continuing operations
Basic and Diluted	$(0.18)	$(0.27)
The Company considers outstanding stock options and RSUs in the calculation of its earnings per share. A total of 1,316,475 and 1,921,935 options and RSUs outstanding during the three months ended March 31, 2014 and 2013, respectively, were excluded from the calculation because they did not affect the earnings per share for common shareholders or the effect was anti-dilutive.
Note 11: Contingencies
A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

PAGE 12	A. H. Belo Corporation First Quarter 2014 on Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes filed as part of this report. All dollar amounts are presented in thousands, except per share amounts, unless the context requires otherwise.
OVERVIEW
A. H. Belo (NYSE trading symbol: AHC), headquartered in Dallas, Texas, is a distinguished newspaper publishing and local news and information company that owns and operates three metropolitan daily newspapers and related websites, with publishing roots that trace to The Galveston Daily News, which began publication in 1842. A. H. Belo publishes The Dallas Morning News (www.dallasnews.com) (Dallas, Texas), Texas’ leading newspaper and winner of nine Pulitzer Prizes; The Providence Journal (www.providencejournal.com) (Providence, Rhode Island), the oldest continuously-published daily newspaper in the United States and winner of four Pulitzer Prizes; and the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, approximately 40 miles north of Dallas. The Company publishes various niche publications targeting specific audiences, and its investments include Classified Ventures, LLC, owner of cars.com, and Wanderful Media, LLC, owner of FindnSave.com. A. H. Belo offers digital marketing solutions through 508 Digital and Speakeasy, and also owns and operates commercial printing, distribution and direct mail service businesses.
A. H. Belo intends for the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect its financial statements. Presentation of current and prior period amounts in Management’s Discussion and Analysis reflect continuing operations of the Company unless otherwise noted.
Overview of First Quarter 2014 Significant Transactions
The first quarter of 2014 represents the first full quarter of operations after the sale of The Press-Enterprise, which was completed in the fourth quarter of 2013. The Company reduced the gain on the sale transaction by $178, which primarily reflects the finalization of the working capital adjustment. The Company anticipates remaining assets and liabilities related to the transaction of $778 and $628, respectively, will be settled in the second quarter of 2014.
The Company continues its efforts to diversify revenues through leveraging its brand, its personnel and its infrastructure in both organic new product development and in pursuit of acquisitions of related marketing services companies. In March 2014, The Dallas Morning News began printing the Fort Worth Star-Telegram, a major metropolitan newspaper, at its Plano, Texas production facility. Reported average print circulation volumes for the Star-Telegram per the September 2013 Publisher’s Statement were approximately 190,000 copies on Sundays and 110,000 daily copies on Mondays through Fridays. The agreement between The Dallas Morning News, Inc. and Star-Telegram, Inc. is for an initial term of 10 years and has a renewal option to extend the contract.
Losses in 2014 include a $934 impairment charge related to the Company's investment in Wanderful Media, reducing the carrying value of the investment to $1,665. The Company determined that an other-than-temporary decline in the value of the investment occurred after evaluating the estimated fair value of the investee as determined by an independent valuation specialist. The Company attributes the impairment primarily to a decline in business related to Wanderful Media’s legacy products.
In April 2014, Classified Ventures, an equity method investee, sold its apartments.com business unit for $585,000. The Company received distribution proceeds of $18,861 related to this sale transaction and recorded a gain of approximately $18,500 in the second quarter of 2014. The Company expects related federal income taxes to be minimal as a result of previously incurred net operating losses and is finalizing its estimate of state taxes.

A. H. Belo Corporation First Quarter 2014 on Form 10-Q	PAGE 13

In addition to the above, the following significant transactions and events affected A. H. Belo’s results of operations and financial position during the first quarter of 2014.

•	Required contributions of $1,940 were made to the A. H. Belo Pension Plans in the first quarter of 2014, reflecting an increase from the $396 of contributions made in the first quarter of 2013.

•
A dividend of $0.08 per share, or $1,805, was recorded and paid to shareholders of record and holders of RSUs. The Company also announced in March 2014 a dividend of $0.08 per share payable on June 6, 2014, to shareholders of record and holders of RSUs as of the close of business on May 16, 2014.

•	The Company purchased 75,228 of its Series A common shares during the quarter through open market transactions for $675.

•	The Company has currently engaged Stephens Inc. to explore a potential sale of The Providence Journal as the Company focuses resources and management time and attention on its core Dallas market.

PAGE 14	A. H. Belo Corporation First Quarter 2014 on Form 10-Q

RESULTS OF CONTINUING OPERATIONS
Consolidated Results of Continuing Operations
This section contains a discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three months ended March 31, 2014 and 2013.
The table below sets forth the components of A. H. Belo’s net revenue from operations.

	Three Months Ended March 31,
	2014	Percentage Change	2013
Advertising and marketing services	$46,860	(4.8)%	$49,214
Circulation	29,347	1.4%	28,944
Printing and distribution	9,379	9.3%	8,582
	$85,586	(1.3)%	$86,740
First quarter results for 2014 compared to 2013 reflect a decrease in total revenue from continuing operations of 1.3 percent due to a decline in advertising and marketing services, partially offset by an increase in circulation and printing and distribution. Advertising and marketing services revenue decreased by 4.8 percent in 2014 primarily due to lower display and preprint advertising revenue. These declines were partially offset by growth in marketing services which commenced operations in 2012 and due to continued growth in the newspaper’s digital classified advertising.
The Company’s first quarter circulation revenue for 2014 compared to 2013 increased by 1.4 percent due to higher home delivery rates as the Company’s newspapers continue to recover the costs of providing quality news coverage through strategic price increases.
Printing and distribution revenue increased by 9.3 percent for the first quarter of 2014 primarily from delivery of third-party publications resulting from an agreement at The Providence Journal to assume distribution of certain publications that commenced in the third quarter of 2013 and printing of the Fort Worth Star-Telegram.
The table below sets forth the components of The Dallas Morning News net operating revenue.

	Three Months Ended March 31,
	2014	Percent of Total Revenue	Percentage Change	2013	Percent of Total Revenue
Advertising and marketing services	$37,726	58.6%	(4.9)%	$39,663	60.0%
Display	11,398		(18.6)%	14,009
Classified	6,069		(0.7)%	6,110
Preprint	12,536		(4.7)%	13,157
Digital	7,723		20.9%	6,387
Circulation	21,012	32.6%	0.2%	20,980	31.7%
Printing and distribution	5,654	8.8%	3.5%	5,463	8.3%
	$64,392	100.0%	(2.6)%	$66,106	100.0%
Display – Revenue decreased in 2014 due to lower retail and general advertising volumes and rates in substantially all categories, partially offset by $333 of advertising revenue leading up to the NCAA Final Four tournament held in the Dallas-Fort Worth metroplex in April 2014.
Classified – Revenue remained flat in 2014 due to lower volumes, offset by higher rates in all categories except real estate.
Preprint – Revenue decreased in 2014 due to a decline in the volume of preprint newspaper inserts, consistent with the decline in circulation volumes. The decline was partially offset by higher volumes in home delivery mail advertisements.
Digital – Revenue increased in 2014 due to higher marketing services revenue associated with 508 Digital and Speakeasy, and also due to higher automotive and real estate classified advertising. Marketing services revenue grew by $866 in 2014 which reflects a 49.6 percent growth over these recorded revenues in the same period in 2013.

A. H. Belo Corporation First Quarter 2014 on Form 10-Q	PAGE 15

The Dallas Morning News results also include its niche publications which expand its advertising platform to nonsubscribers of The Dallas Morning News’ core newspaper. This revenue is a component of total display, classified, preprint and digital revenue of The Dallas Morning News discussed above. In 2014 and 2013, advertising revenue for The Dallas Morning News’ niche publications was $5,526 and $5,809, respectively. Revenue decreased primarily due to a decline in preprint advertising.
Circulation – Circulation revenue in 2014 remained flat compared to 2013 primarily due to rate increases offsetting volume declines. Home delivery revenue increased in 2014 due to an effective rate increase of 9.4 percent and growth in digital subscriptions offsetting a 9.6 percent decrease in volumes. Single copy revenue decreased in 2014 due to an 8.5 percent volume decline and an effective 1.7 percent rate decline.
Printing and distribution – Revenue increased in 2014 due to the commencement of printing services in March 2014 for the Fort Worth Star-Telegram, which provided $553 in additional revenue, and due to expanded printing of local community newspapers. The contract to print the Star-Telegram is expected to add approximately $7,000 in printing and inserting revenues to The Dallas Morning News annually. These increases were partially offset by lower printing revenues associated with national publications.

PAGE 16	A. H. Belo Corporation First Quarter 2014 on Form 10-Q

The table below sets forth the components of The Providence Journal net operating revenue.

	Three Months Ended March 31,
	2014	Percent of Total Revenue	Percentage Change	2013	Percent of Total Revenue
Advertising and marketing services	$9,134	43.1%	(4.4)%	$9,551	46.3%
Display	2,300		(0.8)%	2,318
Classified	3,147		(5.4)%	3,328
Preprint	2,417		(8.7)%	2,646
Digital	1,270		0.9%	1,259
Circulation	8,335	39.3%	4.7%	7,964	38.6%
Printing and distribution	3,725	17.6%	19.4%	3,119	15.1%
	$21,194	100.0%	2.7%	$20,634	100.0%
Display – Revenue remained flat year-over-year as declines in retail advertising were offset by increased general advertising.
Classified – Revenue decreased in 2014 due to a rate or volume declines in all categories except automotive.
Preprint – Revenue decreased in 2014 due to a decline in the volume of preprint newspaper inserts, consistent with the decline in circulation volumes.
Digital – Revenue remained flat year-over-year.
Circulation – Home delivery revenue increased in 2014 due to an effective rate increase of 19.1 percent, offset by a volume decline of 10.5 percent. Single copy paid print circulation decreased due to a volume decline of 8.3 percent, partially offset by an effective rate increase of 1.6 percent.
Printing and distribution – Revenue increased in 2014 due to the assumption of distribution contracts for certain national and regional newspapers and magazines. These contracts, obtained through a settlement agreement with a third-party distributor, commenced in July 2013.

A. H. Belo Corporation First Quarter 2014 on Form 10-Q	PAGE 17

Operating Costs and Expense from Continuing Operations
The table below sets forth the components of the Company’s operating expense.

	Three Months Ended March 31,
	2014	Percentage Change	2013
Operating Costs and Expense
Employee compensation and benefits	$36,837	(6.4)%	$39,342
Other production, distribution and operating costs	34,525	(1.1)%	34,905
Newsprint, ink and other supplies	11,706	(2.8)%	12,049
Depreciation	4,062	(15.6)%	4,813
Amortization	1,123	—%	1,123
Total operating costs and expense	$88,253	(4.3)%	$92,232
Employee compensation and benefits – Employee compensation and benefits decreased in 2014 by $2,505, due to lower salary expense of $1,047, primarily due to savings from headcount reductions at the Company’s newspapers and corporate operations. The Company also had lower pension expense of $1,090, due the Company fulfilling its obligation to accrue benefits for the PTS Plan at the end of the first quarter of 2013. Pension expense was also lower by $425 in 2014 due to the balance of actuarial losses in accumulated other comprehensive loss falling below the corridor required for amortization.
Other production, distribution and operating costs – Expense decreased in 2014 due to lower distribution costs associated with home delivery and single copy sales and due to lower promotion and marketing expense. These expense reductions were offset by higher third-party costs as the Company’s marketing services operations continue to grow and by increased temporary labor costs associated with the commencement of printing operations for the Fort Worth Star-Telegram at the Company’s Plano, Texas production facility.
Newsprint, ink and other supplies – Expense decreased in 2014 due to reduced newsprint costs associated with lower circulation volumes of the Company’s newspapers. Newsprint consumption for the first quarter 2014 and 2013, was approximately 10,691 and 11,850 metric tons, respectively, and the average cost per metric ton of newsprint was $602 and $622, respectively. This cost reduction was offset by higher supplement costs associated with higher preprint mail volumes at The Dallas Morning News and from increased supplement costs for growth in third party publications distributed by The Providence Journal.
Depreciation – Expense decreased in 2014 due to a lower depreciable asset base as capital expenditures continue to decline.
Amortization – Expense was flat year-over-year.

PAGE 18	A. H. Belo Corporation First Quarter 2014 on Form 10-Q

Other
The table below sets forth the other components of the Company’s results of continuing operations.

	Three Months Ended March 31,
	2014	Percentage Change	2013
Other Income (Expense), Net
Gains (losses) on equity method investments, net	$(408)	(174.3)%	$549
Interest expense	(1)	(99.8)%	(411)
Other income (loss), net	118	(213.5)%	(104)
Total other income (expense), net	$(291)		$34

Income Tax Provision	$907	108.0%	$436
Gains (losses) on equity method investments, net – Gains (losses) on equity method investments decreased by $957 in 2014 due to a $934 impairment charge related to the Company's investment in Wanderful Media, reducing the carrying value of this investment to $1,665. The Company determined that an other-than-temporary decline in the value of the investment occurred based on the Company’s respective share of the estimated fair value of the investee. The Company attributes the impairment primarily to a decline in business related to Wanderful Media’s legacy products. The Company believes the carrying value of this investment as of March 31, 2014, is recoverable based on the investment’s future business prospects, and an additional contribution of $1,909 was made in April 2014.
Interest expense – In the first quarter of 2013, the Company amortized $401 of remaining debt issuance costs associated with the voluntary termination of the Company’s credit agreement.
Tax provision – Tax provision for 2014 and 2013 is primarily due to franchise and state income tax expense and changes in the valuation allowance. See the Condensed Consolidated Financial Statements, Note 7 – Income Taxes.
Earnings and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization from Continuing Operations
In addition to net income (loss) from continuing operations, the Company also evaluates earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is presented for continuing operations by adjusting for discontinued operations and losses attributable to noncontrolling interests. Adjusted EBITDA is calculated, as applicable, by adding back to EBITDA non-cash impairment expense and net investment-related losses.

	Three Months Ended March 31,
	2014	2013
Net Loss Attributable to A. H. Belo Corporation	$(4,037)	$(8,022)
Less: Loss from discontinued operations, net	(178)	(2,182)
Plus: Net loss attributable to noncontrolling interests	(6)	(54)
Loss from continuing operations	(3,865)	(5,894)
Depreciation and amortization	5,185	5,936
Interest expense	1	411
Income tax provision	907	436
EBITDA from Continuing Operations	2,228	889
Addback:
Net investment-related losses	934	—
Adjusted EBITDA from Continuing Operations	$3,162	$889

A. H. Belo Corporation First Quarter 2014 on Form 10-Q	PAGE 19

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
In previous periods, the Company added back pension expense in the determination of Adjusted EBITDA. Management reassessed this measurement and no longer excludes pension expense from Adjusted EBITDA. See the Condensed Consolidated Financial Statements, Note 8 – Pension and Other Retirement Plans for additional discussion of pension expense.

PAGE 20	A. H. Belo Corporation First Quarter 2014 on Form 10-Q

Liquidity and Capital Resources
The Company’s cash balance as of March 31, 2014, was $82,540. The Company’s working capital as of March 31, 2014 and December 31, 2013, was $83,564 and $86,345, respectively. After excluding assets and liabilities of discontinued operations, working capital increased by $3,326.
During the three months ended March 31, 2014, cash flows provided by operations were $4,158. These funds were used to fund capital spending of $1,207, discretionary dividend payments of $1,805 and treasury stock purchases of $675. The Company’s EBITDA was $2,228, and after adjusting for investment-related losses, Adjusted EBITDA was $3,162. For the remainder of 2014, the Company anticipates additional pension contributions of $8,060 and additional capital expenditures of $6,500 to $8,500. The Company anticipates sufficient cash flows to cover these expenditures.
As discussed in Note 4 – Investments, Classified Ventures, an equity method investee, completed the sale of its apartments.com business in April 2014.  The Company received a cash distribution of $18,861 for its portion of the net sales proceeds. The Company expects federal income taxes to be minimal as a result of previously incurred net operating losses and is finalizing its estimate of state taxes. In the third and fourth quarters of 2013, the Company completed the sale of The Press-Enterprise, as discussed in Note 2 - Discontinued Operations. The Company does not anticipate the sale of this business to have a negative impact on its liquidity and remaining receivables and liabilities of discontinued operations are expected to be collected and paid in the second quarter of 2014.
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
Operating Cash Flows
Net cash provided by continuing operating activities for 2014 and 2013, was $4,158 and $817, respectively. Cash flows from continuing operations increased in 2014 primarily due to the Company no longer making contributions to the PTS Plan after the second quarter of 2013, at which time obligations to this plan were fully satisfied. PTS Plan contributions in the first quarter of 2013 were $5,217. Cash flows used for discontinued operations primarily reflects the payment of selling expenses related to the sale of The Press-Enterprise in 2014 and the timing of cash collections and payments following the prior year’s holiday shopping season in 2013.
Investing Cash Flows
Net cash used for continuing investing activities for 2014 and 2013, was $1,207 and $1,194, respectively, which primarily reflects the Company’s capital spending for these quarterly periods.
Financing Cash Flows
Net cash used for continuing financing activities for 2014 and 2013, was $1,882 and $1,964, respectively. In 2014 and 2013, dividend payments were $1,805 and $1,367, respectively, reflecting an increase in quarterly dividends of $0.02 per share. Purchases of treasury stock included 75,228 and 112,049 shares of the Company’s Series A common stock in 2014 and 2013 for $675 and $597, respectively.
Financing Arrangements
In January 2013, the Company voluntarily terminated its credit agreement as cash flows from operations were sufficient to meet liquidity requirements and the credit agreement had not been drawn upon since 2009. All liens and security interests under the credit agreement were released and no early termination penalties were incurred by the Company as a result of the termination. Unamortized debt issuance costs of $401 were recorded to interest expense during the three months ended March 31, 2013, as a result of the termination.
Contractual Obligations
During the three months ended March 31, 2014, the Company made required contributions of $1,940 to the A. H. Belo Pension Plans. The Company will fund the A. H. Belo Pension Plans to meet or exceed statutory requirements and anticipates contributions for the remainder of 2014 to approximate $8,060.

A. H. Belo Corporation First Quarter 2014 on Form 10-Q	PAGE 21

On March 6, 2014, the Company announced an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on May 16, 2014, payable on June 6, 2014.
Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2013, filed on March 7, 2014, with the SEC.
Critical Accounting Policies and Estimates
No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10‑K filed with the SEC for the year ended December 31, 2013.
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
Such risks, uncertainties and factors include, but are not limited to the following: changes in capital market conditions and prospects, changes in advertising demand and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership methods, patterns and demography; audits and related actions by the Alliance for Audited Media; challenges implementing increased subscription pricing and new pricing structures; challenges in achieving expense reduction goals in a timely manner and the resulting potential effect on operations; challenges in consummating asset acquisitions or dispositions upon acceptable terms; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by new and existing competitors and suppliers; consumer acceptance of new products and business initiatives; labor relations; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures and investments; pension plan matters; general economic conditions and changes in interest rates; significant armed conflict; acts of terrorism; and other factors beyond the Company’s control, as well as other risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and in the Company’s other public disclosures and filings with the SEC.

PAGE 22	A. H. Belo Corporation First Quarter 2014 on Form 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in A. H. Belo Corporation’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2013.
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

A. H. Belo Corporation First Quarter 2014 on Form 10-Q	PAGE 23

PART II
Item 1. Legal Proceedings
A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.
Item 1A. Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The Company repurchases shares of its common stock from time to time pursuant to publicly announced share repurchase programs. During the first quarter of 2014, the Company repurchased 75,228 Series A shares at a cost of $675. All purchases were made through open market transactions and were recorded as treasury stock.
The following table contains information for shares repurchased during the first quarter of 2014. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs	(a)
January 2014	34,521	$7.85	529,721	970,279
February 2014	22,854	7.98	552,575	947,425
March 2014	17,853	12.46	570,428	929,572

(a)	Share repurchases are made pursuant to a share repurchase program authorized by the Company’s board of directors. A total of 1,500,000 shares have been authorized for repurchase.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

PAGE 24	A. H. Belo Corporation First Quarter 2014 on Form 10-Q

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

4.1	*	Certain rights of the holders of the Company’s Common Stock set forth in Exhibits 3.1‑3.3 above
4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)
4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)
4.4	*	Rights Agreement dated as of January 11, 2008, between the Company and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)
10.1	*	Material Contracts
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

A. H. Belo Corporation First Quarter 2014 on Form 10-Q	PAGE 25

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*	A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8‑K)
			*	(a)
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

			*	(e)	Form of A. H. Belo Cash Long‑Term Incentive Evidence of Grant (Exhibit 10.2 to the March 12, 2012 Form 8-K)
		~(3)	*		A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8‑K)
			*	(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8‑K)
		~(4)	*		A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)
		~(5)	*		Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the June 19, 2013 Form 8-K)

PAGE 26	A. H. Belo Corporation First Quarter 2014 on Form 10-Q

Exhibit Number	Description
10.3	Agreements relating to the spin-off of A. H. Belo from its former parent company:
(1)	*		Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8‑K)
	*	(a)
First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission file No. 00‑00371))

(2)	*		Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the February 12, 2008 Form 8‑K)
(3)	*
Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission file No. 001-33741))

(4)	*
Agreement among the Company, Belo Corp., and The Pension Benefit Guaranty Corporation, effective March 9, 2011 (Exhibit 10.3(6) to the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001‑33741))

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS		**	XBRL Instance Document
101.SCH		**	XBRL Taxonomy Extension Schema
101.CAL		**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE		**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation First Quarter 2014 on Form 10-Q	PAGE 27

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2014

By:	/s/ Michael N. Lavey
Michael N. Lavey
Vice President/Controller
(Principal Accounting Officer)

Date:	April 29, 2014

PAGE 28	A. H. Belo Corporation First Quarter 2014 on Form 10-Q

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation First Quarter 2014 on Form 10-Q	PAGE 29