Form 10-Q
period 2014-06-30
A. H. Belo Corp
filed 2014-07-30
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	July 25, 2014
Common Stock, $.01 par value	21,954,392
Total Common Stock consists of 19,565,857 shares of Series A Common Stock and 2,388,535 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I
Item 1. Financial Information

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except share and per share amounts (unaudited)	2014	2013	2014	2013
Net Operating Revenue
Advertising and marketing services	$40,251	$42,223	$77,977	$81,886
Circulation	21,227	21,257	42,239	42,237
Printing and distribution	7,783	5,643	13,437	11,106
Total net operating revenue	69,261	69,123	133,653	135,229
Operating Costs and Expense
Employee compensation and benefits	25,722	26,702	53,886	56,538
Other production, distribution and operating costs	29,640	28,436	58,084	57,129
Newsprint, ink and other supplies	8,114	8,592	16,102	17,114
Depreciation	3,348	3,964	6,758	7,843
Amortization	30	30	60	60
Total operating costs and expense	66,854	67,724	134,890	138,684
Income (Loss) from operations	2,407	1,399	(1,237)	(3,455)
Other Income (Expense), Net
Gains on equity method investments, net	18,567	546	18,159	1,095
Interest expense	—	(8)	—	(419)
Other income (loss), net	141	68	258	(36)
Total other income, net	18,708	606	18,417	640
Income (Loss) from Continuing Operations Before Income Taxes	21,115	2,005	17,180	(2,815)
Income tax provision	1,428	500	2,319	989
Income (Loss) from Continuing Operations	19,687	1,505	14,861	(3,804)
Income (loss) from discontinued operations	2,146	(452)	3,123	(3,289)
Gain (loss) related to the divestiture of discontinued operations, net	153	—	(25)	—
Tax expense (benefit) from discontinued operations	30	(63)	46	(133)
Gain (Loss) from Discontinued Operations, Net	2,269	(389)	3,052	(3,156)
Net Income (Loss)	21,956	1,116	17,913	(6,960)
Net loss attributable to noncontrolling interests	(24)	(65)	(30)	(119)
Net Income (Loss) Attributable to A. H. Belo Corporation	$21,980	$1,181	$17,943	$(6,841)

Per Share Basis
Basic
Continuing operations	$0.86	$0.07	$0.64	$(0.17)
Discontinued operations	0.10	(0.02)	0.14	(0.14)
Net income (loss) attributable to A. H. Belo Corporation	$0.96	$0.05	$0.78	$(0.31)

Diluted
Continuing operations	$0.85	$0.07	$0.64	$(0.17)
Discontinued operations	0.10	(0.02)	0.14	(0.14)
Net income (loss) attributable to A. H. Belo Corporation	$0.95	$0.05	$0.78	$(0.31)

Weighted average shares outstanding
Basic	22,014,125	22,041,414	21,946,256	22,037,132
Diluted	22,121,695	22,135,162	22,064,339	22,037,132

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 1

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (unaudited)	2014	2013	2014	2013
Net Income (Loss)	$21,956	$1,116	$17,913	$(6,960)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of net actuarial (losses) gains	(174)	246	(347)	491
Total other comprehensive (loss) income	(174)	246	(347)	491
Comprehensive Income (Loss)	21,782	1,362	17,566	(6,469)
Comprehensive loss attributable to noncontrolling interests	(24)	(65)	(30)	(119)
Total Comprehensive Income (Loss) Attributable to A. H. Belo Corporation	$21,806	$1,427	$17,596	$(6,350)
See accompanying Notes to Condensed Consolidated Financial Statements.

PAGE 2	A. H. Belo Corporation Second Quarter 2014 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
In thousands, except share amounts (unaudited)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$59,754	$82,193
Accounts receivable (net of allowance of $1,276 and $1,055 at June 30, 2014 and December 31, 2013, respectively)	28,399	32,270
Inventories	7,974	5,567
Prepaids and other current assets	8,181	5,618
Deferred income taxes, net	116	61
Assets held for sale	2,525	—
Assets of discontinued operations	36,658	42,716
Total current assets	143,607	168,425
Property, plant and equipment, at cost	488,364	488,998
Less accumulated depreciation	(420,056)	(414,135)
Property, plant and equipment, net	68,308	74,863
Intangible assets, net	554	241
Goodwill	24,582	24,582
Investments	8,511	7,333
Deferred income taxes, net	230	538
Other assets	4,098	3,236
Total assets	$249,890	$279,218
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,575	$13,717
Accrued compensation and benefits	9,793	9,816
Other accrued expense	3,271	4,459
Advance subscription payments	14,555	14,842
Liabilities of discontinued operations	9,489	11,538
Total current liabilities	49,683	54,372
Long-term pension liabilities	44,187	50,082
Other post-employment benefits	2,659	2,730
Other liabilities	4,172	3,258
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,296,814 and 19,931,599 shares at June 30, 2014 and December 31, 2013, respectively	203	199
Series B: issued 2,388,604 and 2,397,155 shares at June 30, 2014 and December 31, 2013, respectively	24	24
Treasury stock, Series A, at cost; 695,285 and 495,200 shares held at June 30, 2014 and December 31, 2013, respectively	(5,231)	(3,113)
Additional paid-in capital	498,890	496,682
Accumulated other comprehensive loss	(15,440)	(15,093)
Accumulated deficit	(329,585)	(310,099)
Total shareholders’ equity attributable to A. H. Belo Corporation	148,861	168,600
Noncontrolling interests	328	176
Total shareholders’ equity	149,189	168,776
Total liabilities and shareholders’ equity	$249,890	$279,218
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 3

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interests	Total
Balance at December 31, 2012	19,651,830	2,401,556	$221	$495,528	(74,130)	$(350)	$(73,532)	$(319,862)	$55	$102,060
Net loss	—	—	—	—	—	—	—	(6,841)	(119)	(6,960)
Other comprehensive income	—	—	—	—	—	—	491	—	—	491
Capital contributions of noncontrolling interests	—	—	—	—	—	—	—	—	193	193
Treasury stock purchases	—	—	—	—	(234,031)	(1,364)	—	—	—	(1,364)
Issuance of shares for restricted stock units	247,863	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	11,820	—	—	55	—	—	—	—	—	55
Income tax expense on options and RSUs	—	—	—	(34)	—	—	—	—	—	(34)
Share-based compensation	—	—	—	938	—	—	—	—	—	938
Conversion of Series B to Series A	1,256	(1,256)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(2,735)	—	(2,735)
Balance at June 30, 2013	19,912,769	2,400,300	$223	$496,485	(308,161)	$(1,714)	$(73,041)	$(329,438)	$129	$92,644

Balance at December 31, 2013	19,931,599	2,397,155	$223	$496,682	(495,200)	$(3,113)	$(15,093)	$(310,099)	$176	$168,776
Net income	—	—	—	—	—	—	—	17,943	(30)	17,913
Other comprehensive loss	—	—	—	—	—	—	(347)	—	—	(347)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	—	—	182	182
Treasury stock purchases	—	—	—	—	(200,085)	(2,118)	—	—	—	(2,118)
Issuance of shares for restricted stock units	205,352	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	151,312	—	2	732	—	—	—	—	—	734
Income tax benefit on options and RSUs	—	—	—	844	—	—	—	—	—	844
Share-based compensation	—	—	—	634	—	—	—	—	—	634
Conversion of Series B to Series A	8,551	(8,551)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(37,429)	—	(37,429)
Balance at June 30, 2014	20,296,814	2,388,604	$227	$498,890	(695,285)	$(5,231)	$(15,440)	$(329,585)	$328	$149,189
See accompanying Notes to Condensed Consolidated Financial Statements.

PAGE 4	A. H. Belo Corporation Second Quarter 2014 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands (unaudited)	2014	2013
Operating Activities
Net Income (Loss)	$17,913	$(6,960)
Adjustments to reconcile net loss to net cash provided by operations:
Net (income) loss from discontinued operations	(3,052)	3,156
Depreciation and amortization	6,818	7,903
Net periodic benefit and contributions related to employee benefit plans	(6,260)	(5,858)
Share-based compensation	592	803
Deferred income taxes	933	259
Equity method investment gains	(19,065)	(1,095)
Loss on investment related activity, net	934	—
Write-off of unamortized debt issuance costs	—	401
Other operating activities	(566)	185
Changes in working capital and other operating assets and liabilities, net	(3,546)	3,093
Net cash (used for) provided by continuing operations	(5,299)	1,887
Net cash provided by discontinued operations	8,260	4,936
Net cash provided by operating activities	2,961	6,823
Investing Activities
Capital expenditures, net	(2,717)	(2,283)
Purchase of investments	(2,098)	(1,377)
Investment distribution proceeds	18,861	—
Net cash provided by (used for) continuing investing activities	14,046	(3,660)
Net cash used for discontinued investing activities	(633)	(489)
Net cash provided by (used for investing) activities	13,413	(4,149)
Financing Activities
Dividends paid	(37,429)	(2,735)
Proceeds from exercise of stock options	734	55
Purchase of treasury stock	(2,118)	(1,364)
Capital contributions by noncontrolling interests	—	127
Net cash used for financing activities	(38,813)	(3,917)
Net increase (decrease) in cash and cash equivalents	(22,439)	(1,243)
Cash and cash equivalents at beginning of period	82,193	34,094
Cash and cash equivalents at end of period	$59,754	$32,851
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 5

A. H. Belo Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1: Summary of Significant Accounting Policies
Description of Business.    A. H. Belo Corporation and subsidiaries (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a leading local news and information publishing company with commercial printing, distribution and direct mail capabilities, as well as businesses with expertise in emerging media and digital marketing. With a continued focus on extending the Company’s media platform, A. H. Belo is able to deliver news and information in innovative ways to new audiences with diverse interests and lifestyles.
The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. A. H. Belo offers digital marketing solutions through 508 Digital and Your Speakeasy, LLC and its investments include Classified Ventures, LLC, owner of cars.com, and Wanderful Media, LLC, owner of FindnSave.com.
Basis of Presentation.    These condensed consolidated financial statements include the accounts of A. H. Belo and its subsidiaries and were prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation are included. Transactions between the consolidated companies are eliminated and noncontrolling interests in less than wholly-owned subsidiaries were reflected in the consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and six months ended June 30, 2014, may not be necessarily indicative of the results that may be expected for the year ending December 31, 2014. All dollar amounts are presented in thousands, except per share amounts, unless the context requires otherwise.
In July 2014, the Company entered into a definitive asset purchase agreement to dispose of substantially all of the assets and certain liabilities which comprise the newspaper operations of The Providence Journal, a daily newspaper in Providence, Rhode Island and the oldest continuously-published daily newspaper in the United States. In 2013, the Company completed the disposition of The Press‑Enterprise, a daily newspaper in Riverside, California, which serves the Inland Southern California region. As described in Note 3 – Discontinued Operations, these dispositions meet the criteria of discontinued operations as prescribed under Accounting Standards Codification 205 - Presentation of Financial Statements. Accordingly, presentation of current and prior period amounts in the condensed consolidated financial statements and notes thereto reflect continuing operations of the Company unless otherwise noted.
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

PAGE 6	A. H. Belo Corporation Second Quarter 2014 on Form 10-Q

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this amendment, requirements for reporting discontinued operations have changed. Discontinued operations may include disposals of a business, nonprofit activity and component of an entity upon meeting certain other criteria. Disposals representing components of an entity must reflect a strategic shift that has a major effect on the entity’s operations and financial results. Previous conditions prohibiting the entity from having significant continuing involvement in the disposal group and requiring the elimination of operations and cash flows from ongoing operations of the entity have been removed. The update is effective on a prospective basis for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods in those years. The Company has entered a definitive asset purchase agreement to dispose of substantially all of the assets and certain liabilities which comprise the newspaper operations of The Providence Journal, and this transaction is expected to close in the third quarter of 2014. The operations of The Providence Journal are presented as a discontinued operation under the current accounting standards. The Company does not anticipate the implementation of this update to impact the presentation of discontinued operations within its financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance generally clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for fiscal years and interim periods beginning after December 15, 2016, and interim periods in those years. The Company is evaluating the impact of adoption and has not yet selected a transition method, but does not anticipate this update to have a material impact on its recognition and presentation of revenues within the consolidated statements of operations.
Note 2: Assets Held for Sale

Assets held for sale include long-lived assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as Assets held for sale. As of June 30, 2014, the Company had entered into various agreements to sell certain buildings and land. These assets, with a total carrying value of $2,525, are reported as Assets held for sale as of June 30, 2014, as the related sales transactions have closed or are expected to close in the third quarter of 2014.
Note 3: Discontinued Operations

On July 22, 2014, The Providence Journal Company, a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with LMG Rhode Island Holdings, Inc. (“LMG”), a subsidiary of New Media Investment Group Inc., for the (i) sale of substantially all of the assets comprising the newspaper operations of The Providence Journal and related real property located in Providence, Rhode Island, and (ii) assumption of certain liabilities by LMG, for $46,000 in cash (the “Purchase Price”). The Purchase Price is subject to adjustment either upward or downward based upon the net current assets being sold at the closing. The transaction is expected to close in the third quarter of 2014, subject to customary closing conditions including receipt of certain third-party consents. After selling and exit costs, the Company anticipates recording a pretax gain on this transaction between $11,000 and $14,000 in the third quarter of 2014.
Upon completion of the sale, the Company will continue to hold and market for sale certain land and buildings in Providence, Rhode Island, which currently serve as the administrative headquarters of The Providence Journal. The Company will also retain the obligation for the A. H. Belo Pension Plan II, which provides benefits to employees of The Providence Journal Company.
In the second through fourth quarters of 2013, the Company completed multiple transactions resulting in the disposition of The Press-Enterprise, including the sale of the newspaper operations, the production facility and related land, to Freedom Communications, Inc. (“Freedom Communications”) under a definitive asset purchase agreement. Upon completion of the divestiture, the Company no longer owns newspaper operations in Riverside, California. The disposition and the results of operations associated with The Press-Enterprise are reported as discontinued operations in the Company’s financial statements.

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 7

As a result of the above pending and completed transactions, the activity and balances of The Providence Journal and The Press-Enterprise as of June 30, 2014, are presented as discontinued operations. Major components of these amounts presented as discontinued operations in the condensed consolidated financial statements are set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income (loss) from discontinued operations
The Providence Journal
Revenue	$22,318	$22,073	$43,512	$42,706
Costs and expense	(20,172)	(21,169)	(40,389)	(42,440)
	2,146	904	3,123	266
The Press-Enterprise
Revenue	—	13,317	—	25,849
Costs and expense	—	(14,673)	—	(29,404)
	—	(1,356)	—	(3,555)
Income (loss) from discontinued operations	2,146	(452)	3,123	(3,289)
Gain (loss) related to the divestiture of discontinued operations
Gain (loss) on sale of The Press-Enterprise	153	—	(25)	—
	153	—	(25)	—
Tax expense (benefit) from discontinued operations
The Providence Journal	30	(44)	46	(97)
The Press-Enterprise	—	(19)	—	(36)
	30	(63)	46	(133)
Gain (loss) from discontinued operations	$2,269	$(389)	$3,052	$(3,156)

	June 30,	December 31,
	2014	2013
Assets of discontinued operations
The Providence Journal
Current assets	$12,135	$13,343
Property, plant and equipment, net	21,573	22,249
Other assets	2,950	5,491
Total	36,658	41,083
The Press-Enterprise
Current assets	—	1,633
Total	—	1,633
Total assets of discontinued operations	$36,658	$42,716

Liabilities of discontinued operations
The Providence Journal
Accrued expenses	$5,152	$5,168
Deferred revenue	4,337	4,342
Total	9,489	9,510
The Press-Enterprise
Accrued expenses	—	2,028
Total	—	2,028
Total liabilities of discontinued operations	$9,489	$11,538

PAGE 8	A. H. Belo Corporation Second Quarter 2014 on Form 10-Q

Note 4: Goodwill and Intangible Assets
The Company records goodwill and intangible assets from its previous acquisitions. The carrying value of goodwill was $24,582 as of June 30, 2014 and December 31, 2013.
As of June 30, 2014 and 2013, the carrying value of customer relationships amortized over an estimated useful life of three years, is set forth in the table below.

	June 30,	December 31,
	2014	2013
Gross intangible assets	$735	$362
Accumulated amortization	(181)	(121)
Net balance	$554	$241
Note 5: Investments
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

	June 30,	December 31,
	2014	2013
Equity method investments	$7,579	$6,401
Cost method investments	932	932
Total investments	$8,511	$7,333

Equity method investments. Investments recorded under the equity method of accounting include the following:
Classified Ventures, LLC – The Company owns a 3.3 percent interest in Classified Ventures, in which the other owners are Gannett Co., Inc., The McClatchy Company, Tribune Company and Graham Holdings Company. The principal business operations of Classified Ventures is cars.com.
Wanderful Media, LLC – The Company owns a 13.0 percent interest in Wanderful, which operates FindnSave.com, a digital shopping platform where consumers can find national and local retail goods and services for sale. This platform combines local media participation with advanced search and database technology to allow consumers to view local advertised offers and online sales circulars or search for an item and receive a list of local advertisers and the price and terms offered for the searched item.
Net gains (losses) on equity method investments were $18,567 and $546 for the three months ended June 30, 2014 and 2013, respectively, and $18,159 and $1,095 for the six months ended June 30, 2014 and 2013, respectively.  Gains in the three and six months ended June 30, 2014, included an $18,532 gain related to Classified Ventures’ sale of apartments.com, offset by a first quarter impairment charge of $934 related to the Company's investment in Wanderful Media. The Company determined that an other-than-temporary decline occurred in the value of the investment after evaluating the estimated fair value of the investee as determined by an independent valuation specialist. The Company attributes the impairment primarily to a decline in business related to Wanderful Media’s legacy products. The Company believes the carrying value of this investment as of June 30, 2014, is recoverable based on the investment’s future business prospects and an additional contribution of $1,909 was made in the second quarter of 2014.

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 9

Summarized financial information provided for equity method investments determined to be significant to the Company’s operations for the three and six months ended June 30, 2014 and 2013, is set forth in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Classified Ventures
Revenue	$115,233	$101,293	$227,935	$198,620
Gross Profit	103,483	91,966	203,775	180,198
Net Income from Continuing Operations	10,782	18,411	29,856	31,440
Net Income	574,774	26,773	600,337	50,837

Wanderful Media
Revenue	$1,208	$1,340	$2,349	$2,673
Gross Profit	975	1,094	1,885	2,129
Net Loss	(2,284)	(2,191)	(4,791)	(4,505)
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
Stock Options.    The table below sets forth a summary of stock option activity under the A. H. Belo long-term incentive plan.

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2013	910,533	$15.29
Exercised	(151,312)	4.85
Canceled	(29,868)	26.34
Outstanding at June 30, 2014	729,353	$17.00

Vested and exercisable at June 30, 2014	729,353	$17.00

The vested and exercisable weighted average remaining contractual term of A. H. Belo stock options outstanding as of June 30, 2014, was 2.1 years. The expense associated with all outstanding options was fully recognized in prior years.

PAGE 10	A. H. Belo Corporation Second Quarter 2014 on Form 10-Q

Restricted Stock Units. Under A. H. Belo’s long-term incentive plan, the Company’s board of directors periodically awards RSUs. The RSUs have service and/or performance conditions and vest over a period up to three years. Upon vesting, the RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. As of June 30, 2014, the liability for the portion of the award to be redeemed in cash was $1,957. The table below sets forth a summary of RSU activity under the A. H. Belo long-term incentive plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2013	728,818				$5.59
Granted	123,232				11.85
Vested	(342,274)	205,352	136,922	$1,450	6.07
Non-vested at June 30, 2014	509,776				$6.78
A. H. Belo recognizes compensation expense for RSUs issued to its employees and directors under its long-term incentive plan on a straight-line basis over the vesting period of the award, as set forth in the table below.

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
Three months ended June 30,
2014	$105	$150	$255
2013	123	310	433

Six months ended June 30,
2014	$592	$1,333	$1,925
2013	803	1,004	1,807
Note 7: Long-term Debt
In January 2013, the Company voluntarily terminated its credit agreement as cash flows from operations were sufficient to meet liquidity requirements and the credit agreement had not been drawn upon since 2009. All liens and security interests under the credit agreement were released and no early termination penalties were incurred by the Company as a result of the termination. Unamortized debt issuance costs of $401 were recorded to interest expense during the six months ended June 30, 2013, as a result of the termination.
Note 8: Income Taxes
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
The Company recognized income tax expense from continuing operations of $1,428 and $500 for the three months ended June 30, 2014 and 2013, respectively, and $2,319 and $989 for the six months ended June 30, 2014 and 2013, respectively. Tax expense represents effective income tax rates from continuing operations of 6.8 percent percent and 24.9 percent, for the three months ended June 30, 2014 and 2013, respectively, and 13.5 percent and (35.1) percent for the six months ended June 30, 2014 and 2013, respectively. Tax expense for 2014 and 2013 was primarily attributable to state income tax expense and changes in the valuation allowance on deferred taxes.
The Company currently projects taxable income for the year ending December 31, 2014, for federal income tax purposes and in certain state income tax jurisdictions. The Company has net operating losses that can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards begin to expire in 2016 if not utilized.

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 11

Note 9: Pension and Other Retirement Plans
Defined Benefit Plans. The Company sponsors two defined benefit pension plans, A. H. Belo Pension Plans I and II (collectively the “A. H. Belo Pension Plans”). A. H. Belo Pension Plan I provides benefits to certain employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain employees at The Providence Journal. This pension obligation will be retained by the Company upon the sale of the newspaper operations of The Providence Journal.
The Company made required contributions of $2,186 and $1,940 during the three months ended June 30, 2014 and 2013, respectively, and $4,126 and $2,336 during the six months ended June 30, 2014 and 2013, respectively, to the A. H. Belo Pension Plans. In July 2014, the Company accelerated payment of its remaining 2014 required contributions and paid approximately $5,801. No further contributions are required in 2014, as the Company met minimum funding requirements for the year.
Net Periodic Pension Benefit
The Company estimates net periodic pension expense or benefit based on the expected return on plan assets, the interest on projected pension obligations and the amortization of actuarial gains and losses in accumulated other comprehensive loss, if required. The table below sets forth components of net periodic pension benefit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest cost	$4,330	$3,999	$8,660	$7,998
Expected return on plans' assets	(5,215)	(4,891)	(10,430)	(9,782)
Amortization of actuarial loss	—	426	—	851
Net periodic pension benefit	$(885)	$(466)	$(1,770)	$(933)

Defined Contribution Plans. The A. H. Belo Savings Plan (“Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis. During the three months ended June 30, 2014 and 2013, the Company recorded expense of $268 and $258, respectively, and during the six months ended June 30, 2014 and 2013, the Company recorded expense of $521 and $515, respectively, for matching contributions to this plan.
The Company sponsored the A. H. Belo Pension Transition Supplement Plan (“PTS Plan”), a defined contribution plan, which covered certain employees affected by the curtailment of a defined benefit plan sponsored by the former parent company.  The Company was obligated to make contributions to this plan based on the earnings of actively employed participants for a period of five years, which concluded on March 31, 2013. Contributions of $1,090 paid in the second quarter of 2013 represent benefits accrued through March 31, 2013. The Company made contributions of $2,826 in the six months ended June 30, 2013. No further obligations exist under this Plan. As a result of fulfilling its obligations to the PTS Plan and in order to achieve efficient administration of the Company's defined contribution plans, the PTS Plan was merged into the A. H. Belo Savings Plan on July 1, 2013. Accordingly, individual participant account balances within the PTS Plan were transferred to their respective accounts in the A. H. Belo Savings Plan and the PTS Plan has ceased to exist as a stand-alone benefit plan of the Company.

PAGE 12	A. H. Belo Corporation Second Quarter 2014 on Form 10-Q

Note 10: Shareholders’ Equity
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

	Three Months Ended June 30,
	2014			2013
	Total	Defined benefit pension plans	Other post-employment benefit plans	Total	Defined benefit pension plans	Other post-employment benefit plans
Balance, beginning of period	$(15,266)	$(16,059)	$793	$(73,287)	$(74,507)	$1,220
Amortization	(174)	—	(174)	246	426	(180)
Balance, end of period	$(15,440)	$(16,059)	$619	$(73,041)	$(74,081)	$1,040

	Six Months Ended June 30,
	2014			2013
	Total	Defined benefit pension plans	Other post-employment benefit plans	Total	Defined benefit pension plans	Other post-employment benefit plans
Balance, beginning of period	$(15,093)	$(16,059)	$966	$(73,532)	$(74,932)	$1,400
Amortization	(347)	—	(347)	491	851	(360)
Balance, end of period	$(15,440)	$(16,059)	$619	$(73,041)	$(74,081)	$1,040

Dividends. During the three months ended June 30, 2014 and 2013, the Company recorded and paid dividends of $35,624 and $1,368, respectively. During the six months ended June 30, 2014 and 2013 , the Company recorded and paid dividends of $37,429 and $2,735, respectively. Dividends paid in the three and six months ended June 30, 2014, include a special dividend of $1.50 per share totaling $33,819.
On May 15, 2014, the Company announced a quarterly dividend of $0.08 per share to shareholders of record and holders of RSUs as of the close of business on August 15, 2014, payable on September 5, 2014.
Treasury Stock. The Company’s board of directors has authorized a share repurchase program for the purchase of up to 1,500,000 shares of the Company’s Series A or Series B common stock through open market purchases, privately negotiated transactions or otherwise. During the three months ended June 30, 2014 and 2013, the Company purchased 124,857 and 121,982 shares of Series A common stock for $1,443 and $767, respectively. During the six months ended June 30, 2014 and 2013, the Company purchased 200,085 and 234,031 shares of the Company's Series A common stock for $2,118 and $1,364, respectively. All purchases were made through open market transactions and were recorded as treasury stock.

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 13

Note 11: Earnings Per Share
The table below sets forth the reconciliations for net loss and weighted average shares used for calculating basic and diluted earnings per share. The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earnings (numerator)
Net income (loss) attributable to A. H. Belo Corporation	$21,980	$1,181	$17,943	$(6,841)
Less: Income (loss) from discontinued operations, net	2,269	(389)	3,052	(3,156)
Less: Income to participating securities	811	44	869	93
Net income (loss) available to common shareholders from continuing operations	$18,900	$1,526	$14,022	$(3,778)

Shares (denominator)
Weighted average common shares outstanding (basic)	22,014,125	22,041,414	21,946,256	22,037,132
Effect of dilutive securities	107,570	93,748	118,083	—
Adjusted weighted average shares outstanding (diluted)	22,121,695	22,135,162	22,064,339	22,037,132

Earnings (loss) per share from continuing operations
Basic	$0.86	$0.07	$0.64	$(0.17)
Diluted	$0.85	$0.07	$0.64	$(0.17)
The Company considers outstanding stock options and RSUs in the calculation of its earnings per share. A total of 995,709 options and RSUs outstanding during the three and six months ended June 30, 2014, and 1,731,290 and 1,902,642 options and RSUs outstanding during the three and six months ended June 30, 2013, respectively, were excluded from the calculation because either they did not affect the earnings per share for common shareholders or the effect was anti-dilutive.
Note 12: Contingencies
A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.
Note 13: Subsequent Events
As discussed in Note 3 – Discontinued Operations, in July 2014, the Company entered into a definitive asset purchase agreement to sell substantially all of the assets and certain liabilities which comprise the newspaper operations of The Providence Journal. As a result of this pending transaction, the results of operations associated with The Providence Journal are reported as discontinued operations in the Company’s financial statements.
In July 2014, the Company sold its last remaining real estate in Riverside, California, comprised of land and a building that formerly served as a commercial printing operation. Net sales proceeds of $1,607 were received in the third quarter of 2014, upon the closing of the transaction, generating a gain of approximately $250.
In June 2014, the Company settled a lawsuit regarding a dispute over commercial printing related to its former printing operation in southern California. Under the settlement agreement, the Company will receive two cash payments totaling $500, of which the first payment of $250 was received in July 2014.

PAGE 14	A. H. Belo Corporation Second Quarter 2014 on Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes filed as part of this report. All dollar amounts are presented in thousands, except per share amounts, unless the context requires otherwise.
OVERVIEW
A. H. Belo (NYSE trading symbol: AHC), headquartered in Dallas, Texas, is a leading local news and information publishing company with commercial printing, distribution and direct mail capabilities, as well as businesses with expertise in emerging media and digital marketing. With a continued focus on extending the Company’s media platform, A. H. Belo is able to deliver news and information in innovative ways to new audiences with diverse interests and lifestyles.
The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. A. H. Belo offers digital marketing solutions through 508 Digital and Your Speakeasy, LLC and its investments include Classified Ventures, LLC, owner of cars.com, and Wanderful Media, LLC, owner of FindnSave.com.
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
Certain current and prior year amounts have been recast to reflect the discontinued operations related to The Providence Journal and The Press-Enterprise as discussed on page 22. Amounts in Management’s Discussion and Analysis reflect continuing operations of the Company unless otherwise noted. The results from continuing operations consist primarily of The Dallas Morning News and corporate operations.

Overview of Second Quarter 2014 Significant Transactions
This section contains a discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three and six months ended June 30, 2014 and 2013.
Second quarter and year-to-date results for 2014 compared to 2013 reflect improvements in net operating revenue trends. For the first time since the 2008 spin-off of the Company from its former parent company, year-over-year quarterly revenue increased. Net operating revenue for the three and six months ended June 30, 2014, increased (decreased) by 0.2 percent and (1.2) percent, respectively, from the same periods in 2013. These improved trends are primarily due to growth in the Company’s printing and marketing services revenues.
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
In 2013 and 2014, the Company renewed efforts to optimize print circulation revenue by increasing print subscription rates. These rate increases, implemented at the The Dallas Morning News, have offset declines in circulation volumes.
In April 2014, Classified Ventures, an equity method investee, sold its apartments.com business unit for $585,000. The Company received a cash distribution of $18,861 for its portion of the net sales proceeds and recorded a gain of approximately $18,532 in the second quarter of 2014. The Company expects related federal income taxes to be minimal as a result of previously incurred net operating losses and is finalizing its estimate of state taxes.
Losses in 2014 include a $934 impairment charge related to the Company's investment in Wanderful Media, reducing the carrying value of the investment to $3,364. The Company determined that an other-than-temporary decline in the value of the investment occurred after evaluating the estimated fair value of the investee as determined by an independent valuation specialist. The Company attributes the impairment primarily to a decline in business related to Wanderful Media’s legacy products. The Company believes the carrying value of this investment as of June 30, 2014, is recoverable based on the investment’s future business prospects and an additional contribution of $1,909 was made in the second quarter of 2014.

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 15

The Company declared and paid a special divided of $1.50 per share in the second quarter of 2014 in order to return to shareholders cash held by the Company which exceeded forecasted liquidity requirements for operations, investing and financing activities. The special dividend resulted in payments of $33,819, to shareholders and holders of RSUs.
In addition to the above, the following significant transactions and events affected A. H. Belo’s results of operations and financial position during the second quarter of 2014.

•	Required contributions of $2,186 were made to the A. H. Belo Pension Plans in the second quarter of 2014, reflecting an increase from the $1,940 of contributions made in the second quarter of 2013.

•
A quarterly dividend of $0.08 per share, or $1,805, was recorded and paid to shareholders of record and holders of RSUs. The Company also announced in May 2014 a dividend of $0.08 per share payable on September 5, 2014, to shareholders of record and holders of RSUs as of the close of business on August 15, 2014.

•	The Company purchased 124,857 of its Series A common shares during the quarter through open market transactions for $1,443.

PAGE 16	A. H. Belo Corporation Second Quarter 2014 on Form 10-Q

RESULTS OF CONTINUING OPERATIONS
The table below sets forth the components of A. H. Belo’s net operating revenue.

	Three Months Ended June 30,					Six Months Ended June 30,
	2014	Percent of Total Revenue	Percentage Change	2013	Percent of Total Revenue	2014	Percent of Total Revenue	Percentage Change	2013	Percent of Total Revenue
Advertising and marketing services	$40,251	58.2%	(4.7)%	$42,223	61.1%	$77,977	58.3%	(4.8)%	$81,886	60.6%
Display	13,383		(7.1)%	14,409		24,781		(12.8)%	28,418
Classified	5,841		(8.6)%	6,390		11,910		(4.7)%	12,500
Preprint	13,242		(4.9)%	13,926		25,778		(4.8)%	27,083
Digital	7,785		3.8%	7,498		15,508		11.7%	13,885
Circulation	21,227	30.6%	(0.1)%	21,257	30.8%	42,239	31.6%	—%	42,237	31.2%
Printing and distribution	7,783	11.2%	37.9%	5,643	8.1%	13,437	10.1%	21.0%	11,106	8.2%
	$69,261	100.0%	0.2%	$69,123	100.0%	$133,653	100.0%	(1.2)%	$135,229	100.0%
Advertising and Marketing Services Revenue
Advertising and marketing services revenue decreased by 4.7 percent and 4.8 percent for the three and six months ended June 30, 2014, respectively, primarily due to lower display, classified and preprint advertising revenue. The Company has responded to the continuing decline in print advertising revenues through the development of new business offerings providing marketing services to small and middle market companies. These services provided by 508 Digital and Speakeasy, which commenced operations in 2012, offset 76 percent and 69 percent of realized declines in advertising revenues for the three and six months ended June 30, 2014. As the Company expects print advertising revenues to sustain continued challenges in future periods, additional opportunities to develop or acquire new businesses will be sought which will complement existing assets and resources and leverage from the Company’s brand equity.
Display – Revenue decreased for the three months ended June 30, 2014, due to lower retail advertising driven by volume declines in most categories except sporting goods and other, partially offset by improved rates in most categories; and lower general advertising due to volume declines in all categories except technology, partially offset by rate increases in technology and other. Revenue decreased for the six months ended June 30, 2014, due to lower retail advertising due to volume declines in most categories except sporting goods, partially offset by improved rates in electronics and sporting goods; and lower general advertising due to volume declines in all categories except technology, partially offset by rate increases in technology, automotive and other.
Classified – Revenue decreased for the three months ended June 30, 2014, due to volume declines in all categories, offset by higher rates in all categories except other and automotive. Revenue decreased for the six months ended June 30, 2014, due to volume declines in all categories, offset by rate increases in all categories except other.
Preprint – Revenue decreased for the three and six months ended June 30, 2014, due to a decline in the volume of preprint newspaper inserts, consistent with the decline in circulation volumes. The decline was partially offset by higher volumes in home delivery mail advertisements.
Digital – Revenue increased for the three and six months ended June 30, 2014, due to higher marketing services revenue associated with 508 Digital and Speakeasy, and also due to real estate and other classified advertising for the six months ended June 30, 2014. Marketing services revenue grew by $513 and $1,393 in the three and six months ended June 30, 2014, respectively, which reflects an 81.7 percent and 153.1 percent growth, respectively, over these recorded revenues in the same periods in 2013.
Revenues also include the Company’s niche publications which expand its advertising platform to nonsubscribers of The Dallas Morning News’ core newspaper. This revenue is a component of total display, classified, preprint and digital revenue discussed above. In three months ended June 30, 2014 and 2013, advertising revenue for niche publications was $5,148 and $5,476, respectively. In six months ended June 30, 2014 and 2013, advertising revenue for niche publications was $10,674 and $10,985, respectively. Revenue remained relatively flat with slight decreases primarily due to a decline in preprint advertising.

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 17

Circulation Revenue
Circulation revenue for the three and six months ended June 30, 2014, remained flat compared to 2013 primarily due to decreased volumes in home delivery and single copy sales mostly offset by higher home delivery rates as the Company continues to recover the costs of providing quality news coverage through strategic price increases. For the three and six months ended June 30, 2014, home delivery and single copy volumes decreased by an average of 8.6 percent and 12.2 percent, respectively. These declines were offset by home delivery and single copy average rate increases of 8.8 percent and 5.0 percent, respectively.
Printing and Distribution Revenue
Revenue increased 37.9 percent and 21.0 percent for the three and six months ended June 30, 2014, respectively, due to the commencement of printing services in March 2014 for the Fort Worth Star-Telegram, and due to expanded printing of local community newspapers. Revenue from the Star-Telegram provided $2,234 and $2,787 in additional revenue for the three and six months ended June 30, 2014, respectively, and is expected to add approximately $7,000 in printing and inserting revenues annually. These increases were partially offset by lower printing revenues associated with national publications.

PAGE 18	A. H. Belo Corporation Second Quarter 2014 on Form 10-Q

Operating Costs and Expense from Continuing Operations
The table below sets forth the components of the Company’s operating expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Percentage Change	2013	2014	Percentage Change	2013
Operating Costs and Expense
Employee compensation and benefits	$25,722	(3.7)%	$26,702	$53,886	(4.7)%	$56,538
Other production, distribution and operating costs	29,640	4.2%	28,436	58,084	1.7%	57,129
Newsprint, ink and other supplies	8,114	(5.6)%	8,592	16,102	(5.9)%	17,114
Depreciation	3,348	(15.5)%	3,964	6,758	(13.8)%	7,843
Amortization	30	—%	30	60	—%	60
Total operating costs and expense	$66,854	(1.3)%	$67,724	$134,890	(2.7)%	$138,684
Employee compensation and benefits – Employee compensation and benefits decreased in the three and six months ended June 30, 2014, by $980 and $2,652, respectively. For these periods, savings included lower salary expense of $715 and $1,045, respectively, primarily due to headcount reductions at the Company’s newspapers and corporate operations; lower sales commissions of $667 and $1,056, respectively, as a result of lower sales and changes to the commission structure in the fourth quarter of 2013; lower pension expense of $603 in the six months ended June 30, 2014, due to the Company fulfilling its obligation to accrue benefits for the PTS Plan at the end of the first quarter of 2013; and pension expense savings of $419 and 837 in the three and six months ended June 30, 2014, respectively, due to the expected return on increased plan assets and the balance of actuarial losses in accumulated other comprehensive loss falling below the corridor required for amortization. These reductions were partially offset by increased direct compensation and benefits of $328 and $472, respectively, associated with the commencement of printing operations for the Fort Worth Star-Telegram at the Company’s Plano, Texas production facility.
Other production, distribution and operating costs – Expense increased in the three and six months ended June 30, 2014, due to higher delivery costs to distribution centers and temporary labor costs of $1,033 and $1,413, respectively, associated with startup of printing operations for the Fort Worth Star-Telegram. Expenses were also higher due to higher third-party costs as the Company’s marketing services operations continue to grow. These increases were partially offset by lower retail marketing expense and lower distribution costs associated for home delivery and single copy sales of Company newspapers, consistent with lower circulation volumes. The Company also realized lower property and sales tax expense in these periods due to negotiated refunds related to prior periods.
Newsprint, ink and other supplies – Expense decreased in the three and six months ended June 30, 2014, due to reduced newsprint costs associated with lower circulation volumes of Company and certain third party newspapers. Newsprint consumption for the three months ended June 30, 2014 and 2013, was approximately 6,104 and 7,154 metric tons, respectively, and the average cost per metric ton of newsprint was $619 and $628, respectively. Newsprint consumption for the six months ended June 30, 2014 and 2013, was approximately 12,119 and 14,196 metric tons, respectively, and the average cost per metric ton of newsprint was $619 and $634, respectively. Supplement costs also decreased due to reduced outside publications for resell. These decreases were partially offset by higher ink and production materials costs associated with the commencement of printing operations for the Fort Worth Star-Telegram at the Company’s Plano, Texas productions facility.
Depreciation – Expense decreased in 2014 due to a lower depreciable asset base as capital expenditures continue to decline.
Amortization – Expense was flat year-over-year.

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 19

Other
The table below sets forth the other components of the Company’s results of continuing operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Percentage Change	2013	2014	Percentage Change	2013
Other Income (Expense), Net
Gains on equity method investments, net	$18,567	3,300.5%	$546	$18,159	1,558.4%	$1,095
Interest expense	—	(100.0)%	(8)	—	(100.0)%	(419)
Other income (loss), net	141	107.4%	68	258	816.7%	(36)
Total other income, net	$18,708	2,987%	$606	$18,417	2,778%	$640

Income Tax Provision	$1,428	185.6%	$500	$2,319	134.5%	$989
Gains on equity method investments, net – Gains on equity method investments increased by $18,021 and $17,064 in the three and six months ended June 30, 2014, primarily due to an $18,532 gain related to Classified Ventures’ sale of apartments.com. This gain was partially offset by a $934 impairment charge in the first quarter of 2014 related to the Company's investment in Wanderful Media. The Company determined that an other-than-temporary decline in the value of the investment occurred based on the Company’s respective share of the estimated fair value of the investee. The Company attributes the impairment primarily to a decline in business related to Wanderful Media’s legacy products. The Company believes the carrying value of this investment as of June 30, 2014, is recoverable based on the investment’s future business prospects.
Interest expense – In the first quarter of 2013, the Company amortized $401 of remaining debt issuance costs associated with the voluntary termination of the Company’s credit agreement.
Tax provision – Tax provision for 2014 and 2013 is primarily due to franchise and state income tax expense and changes in the valuation allowance. See the Condensed Consolidated Financial Statements, Note 8 – Income Taxes.
Earnings and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization from Continuing Operations
In addition to net income (loss) from continuing operations, the Company also evaluates earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is presented for continuing operations by adjusting for discontinued operations and losses attributable to noncontrolling interests. Adjusted EBITDA is calculated, as applicable, by adding back to EBITDA non-cash impairment expense and net investment-related gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income (Loss) Attributable to A. H. Belo Corporation	$21,980	$1,181	$17,943	$(6,841)
Less: Gain (loss) from discontinued operations, net	2,269	(389)	3,052	(3,156)
Plus: Net loss attributable to noncontrolling interests	(24)	(65)	(30)	(119)
Income (loss) from continuing operations	19,687	1,505	14,861	(3,804)
Depreciation and amortization	3,378	3,994	6,818	7,903
Interest expense	—	8	—	419
Income tax provision	1,428	500	2,319	989
EBITDA from Continuing Operations	24,493	6,007	23,998	5,507
Addback:
Net investment-related gains	(18,532)	—	(17,598)	—
Adjusted EBITDA from Continuing Operations	$5,961	$6,007	$6,400	$5,507

PAGE 20	A. H. Belo Corporation Second Quarter 2014 on Form 10-Q

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
In previous periods, the Company added back pension expense in the determination of Adjusted EBITDA. Management reassessed this measurement and no longer excludes pension expense from Adjusted EBITDA. See the Condensed Consolidated Financial Statements, Note 9 – Pension and Other Retirement Plans for additional discussion of pension expense.

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 21

Discontinued Operations

On July 22, 2014, The Providence Journal Company, a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with LMG Rhode Island Holdings, Inc. (“LMG”), a subsidiary of New Media Investment Group Inc., for the (i) sale of substantially all of the assets comprising the newspaper operations of The Providence Journal and related real property located in Providence, Rhode Island, and (ii) assumption of certain liabilities by LMG, for $46,000 in cash (the “Purchase Price”). The Purchase Price is subject to adjustment either upward or downward based upon the net current assets being sold at the closing. The transaction is expected to close in the third quarter of 2014, subject to customary closing conditions including receipt of certain third-party consents. After selling and exit costs, the Company anticipates recording a pretax gain on this transaction between $11,000 and $14,000 in the third quarter of 2014.
Upon completion of the sale, the Company will continue to hold and market for sale certain land and buildings in Providence, Rhode Island. The Company will also retain the obligation for the A. H. Belo Pension Plan II, which provides benefits to employees of The Providence Journal Company.
In the second through fourth quarters of 2013, the Company completed multiple transactions resulting in the disposition of The Press-Enterprise, including the sale of the newspaper operations, the production facility and related land, to Freedom Communications, Inc. (“Freedom Communications”) under a definitive asset purchase agreement. Upon completion of the divestiture, the Company no longer owns newspaper operations in Riverside, California.
The disposition and the results of operations associated with pending and completed transactions are reported as discontinued operations in the Company’s financial statements. Significant components of results of operations included as discontinued operations are noted below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
The Providence Journal
Revenue	$22,318	$22,073	$43,512	$42,706
Net income	2,116	948	3,077	363

The Press-Enterprise
Revenue	—	13,317	—	25,849
Gain (loss) related to the divestiture of discontinued operations	153	—	(25)	—
Net income (loss)	153	(1,337)	(25)	(3,519)

PAGE 22	A. H. Belo Corporation Second Quarter 2014 on Form 10-Q

Liquidity and Capital Resources
The Company’s cash balance as of June 30, 2014 and December 31, 2013, was $59,754 and $82,193, respectively. The Company’s working capital as of June 30, 2014 and December 31, 2013, was $93,924 and $114,053, respectively. After excluding assets and liabilities of discontinued operations as of those dates, working capital decreased by $16,120 for the six months ended June 30, 2014.
During the six months ended June 30, 2014, cash flows used by continuing operations were $5,299 compared to cash flows provided by continuing operations of $1,887 during the six months ended June 30, 2013. The net use of cash in 2014 was primarily due to advance purchases of newsprint and other working capital assets approximating $3,500 and additional pension contributions of $1,790. Existing cash balances and the $18,861 of distribution of net sale proceeds received from Classified Ventures, as discussed below, were used to fund 2014 capital spending of $2,717, purchases of investments of $2,098, discretionary dividend payments of $37,429 and treasury stock purchases of $2,118. The Company’s EBITDA was $24,493, and after adjusting for investment-related gains, Adjusted EBITDA was $5,961. For the remainder of 2014, the Company anticipates additional capital expenditures of $3,000 to $5,000 and pension payments of $5,801. The Company anticipates sufficient cash flows to cover operating expenditures and will evaluate discretionary spending based on the Company’s forecasted cash requirements.
As discussed in Note 5 – Investments, Classified Ventures, an equity method investee, completed the sale of its apartments.com business in April 2014.  The Company received a cash distribution of $18,861 for its portion of the net sales proceeds. The Company expects federal income taxes to be minimal as a result of previously incurred net operating losses and is finalizing its estimate of state taxes. As a result of these transactions, dividends paid in 2014 included a special dividend of $1.50 per share, returning $33,819 to shareholders. In July 2014, the Company entered into a definitive asset purchase agreement to sell substantially all the assets and certain liabilities which comprise the newspaper operations of The Providence Journal for $46,000. This transaction is expected to close in the third quarter of 2014.
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
Operating Cash Flows
Net cash (used for) provided by continuing operating activities for 2014 and 2013 was $(5,299) and $1,887, respectively. Cash flows from continuing operations decreased in 2014 primarily due to higher inventory balances, higher pension contributions, and the timing of payments for certain insurance policies. Cash flows provided by discontinued operations for 2014 and 2013, were $8,260 and $4,936, respectively, and primarily represented the results of operations from The Providence Journal.
Investing Cash Flows
Net cash provided by (used for) continuing investing activities for 2014 and 2013 was $14,046 and $(3,660), respectively. In the second quarter of 2014, the Company received a distribution of net sales proceeds of $18,861 from Classified Ventures, LLC related to its sale of apartments.com, which was partially offset by the Company’s capital spending and purchase of investments. Net cash used for investing activities in 2013 primarily reflects the Company’s capital spending and purchases of investments for that period. Net cash used for investing activities of discontinued operations was $633 and $489 in 2014 and 2013, respectively, and primarily represented capital spending related to The Providence Journal.
Financing Cash Flows
Net cash used for continuing financing activities for 2014 and 2013 was $38,813 and $3,917, respectively. In 2014 and 2013, dividend payments were $37,429 and $2,735, respectively, reflecting an increase of $34,694 primarily due to a special dividend of $1.50 declared and paid in the second quarter of 2014. Purchases of treasury stock included 200,085 and 234,031 shares of the Company’s Series A common stock in 2014 and 2013 for $2,118 and $1,364, respectively.
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

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 23

Contractual Obligations
During the six months ended June 30, 2014, the Company made required contributions of $4,126 to the A. H. Belo Pension Plans. On July 15, 2014, the Company made the remaining required contributions of $5,801 for 2014. No further contributions are planned this year.
On May 15, 2014, the Company announced an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on August 15, 2014, payable on September 5, 2014.
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

PAGE 24	A. H. Belo Corporation Second Quarter 2014 on Form 10-Q

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

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 25

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
Issuer Purchases of Equity Securities
The Company repurchases shares of its common stock from time to time pursuant to publicly announced share repurchase programs. During the second quarter of 2014, the Company repurchased 124,857 Series A shares at a cost of $1,443. All purchases were made through open market transactions and were recorded as treasury stock.
The following table contains information for shares repurchased during the second quarter of 2014. None of the shares in this table were repurchased directly from any of the Company’s officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs	(a)
April 2014	41,812	$11.39	612,240	887,760
May 2014	41,434	11.49	653,674	846,326
June 2014	41,611	11.78	695,285	804,715

(a)	Share repurchases are made pursuant to a share repurchase program authorized by the Company’s board of directors. A total of 1,500,000 shares have been authorized for repurchase.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

PAGE 26	A. H. Belo Corporation Second Quarter 2014 on Form 10-Q

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

		~(5)	*
Asset Purchase Agreement dated July 22, 2014, between the Providence Journal Company and LMG Rhode Island Holdings, Inc. (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2014 (Securities and Exchange Commission file no. 001-33741))

		~(6)	*	Form of Limited Guaranty by and between A. H. Belo Corporation and LMG Rhode Island Holdings, Inc (Exhibit 10.2 to the July 24, 2014 Form 8-K)

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 27

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*	A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8‑K)
			*	(a)
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

			*	(e)	Form of A. H. Belo Cash Long‑Term Incentive Evidence of Grant (Exhibit 10.2 to the March 12, 2012 Form 8-K)
		~(3)	*		A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8‑K)
			*	(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8‑K)
		~(4)	*		A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)
		~(5)	*		Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the June 19, 2013 Form 8-K)

PAGE 28	A. H. Belo Corporation Second Quarter 2014 on Form 10-Q

Exhibit Number	Description
10.3	Agreements relating to the spin-off of A. H. Belo from its former parent company:
(1)	*		Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8‑K)
	*	(a)
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

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS		**	XBRL Instance Document
101.SCH		**	XBRL Taxonomy Extension Schema
101.CAL		**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE		**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 29

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2014

By:	/s/ Michael N. Lavey
Michael N. Lavey
Vice President/Controller
(Principal Accounting Officer)

Date:	July 29, 2014

PAGE 30	A. H. Belo Corporation Second Quarter 2014 on Form 10-Q

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation Second Quarter 2014 on Form 10-Q	PAGE 31