Form 10-Q
period 2014-09-30
A. H. Belo Corp
filed 2014-10-30
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	October 24, 2014
Common Stock, $.01 par value	21,872,537
Total Common Stock consists of 19,484,300 shares of Series A Common Stock and 2,388,237 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I
Item 1. Financial Information

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except share and per share amounts (unaudited)	2014	2013	2014	2013
Net Operating Revenue
Advertising and marketing services	$36,941	$40,402	$114,918	$122,288
Circulation	21,219	21,787	63,458	64,024
Printing and distribution	7,763	5,284	21,200	16,390
Total net operating revenue	65,923	67,473	199,576	202,702
Operating Costs and Expense
Employee compensation and benefits	24,265	27,070	78,151	83,608
Other production, distribution and operating costs	29,846	28,511	87,930	85,640
Newsprint, ink and other supplies	7,910	8,370	24,012	25,484
Depreciation	3,341	3,661	10,099	11,504
Amortization	61	29	121	89
Total operating costs and expense	65,423	67,641	200,313	206,325
Income (loss) from operations	500	(168)	(737)	(3,623)
Other Income (Expense), Net
Gains (losses) on equity method investments, net	(953)	723	17,206	1,818
Interest income (expense)	—	108	—	(311)
Other income, net	3,878	152	4,136	116
Total other income, net	2,925	983	21,342	1,623
Income (Loss) from Continuing Operations Before Income Taxes	3,425	815	20,605	(2,000)
Income tax provision	1,156	384	3,475	1,373
Income (Loss) from Continuing Operations	2,269	431	17,130	(3,373)
Income (loss) from discontinued operations	643	87	3,766	(3,202)
Gain related to the divestiture of discontinued operations, net	17,134	4,746	17,109	4,746
Tax expense (benefit) from discontinued operations	1,652	(5)	1,698	(138)
Gain from Discontinued Operations, Net	16,125	4,838	19,177	1,682
Net Income (Loss)	18,394	5,269	36,307	(1,691)
Net loss attributable to noncontrolling interests	(50)	(52)	(80)	(171)
Net Income (Loss) Attributable to A. H. Belo Corporation	$18,444	$5,321	$36,387	$(1,520)

Per Share Basis
Basic and Diluted
Continuing operations	$0.10	$0.02	$0.74	$(0.15)
Discontinued operations	0.74	0.22	0.87	0.07
Net income (loss) attributable to A. H. Belo Corporation	$0.84	$0.24	$1.61	$(0.08)

Weighted average shares outstanding
Basic	21,890,754	21,943,876	21,927,920	22,005,705
Diluted	21,991,716	22,069,511	22,039,248	22,005,705

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 1

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (unaudited)	2014	2013	2014	2013
Net Income (Loss)	$18,394	$5,269	$36,307	$(1,691)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of net actuarial (losses) gains	(173)	245	(520)	736
Total other comprehensive (loss) income	(173)	245	(520)	736
Comprehensive Income (Loss)	18,221	5,514	35,787	(955)
Comprehensive loss attributable to noncontrolling interests	(50)	(52)	(80)	(171)
Total Comprehensive Income (Loss) Attributable to A. H. Belo Corporation	$18,271	$5,566	$35,867	$(784)
See accompanying Notes to Condensed Consolidated Financial Statements.

PAGE 2	A. H. Belo Corporation Third Quarter 2014 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
In thousands, except share amounts (unaudited)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$108,063	$82,193
Accounts receivable (net of allowance of $1,303 and $1,055 at September 30, 2014 and December 31, 2013, respectively)	25,095	32,270
Inventories	6,971	5,567
Prepaids and other current assets	8,233	5,618
Deferred income taxes, net	—	61
Assets of discontinued operations	875	42,716
Total current assets	149,237	168,425
Property, plant and equipment, at cost	474,406	488,998
Less accumulated depreciation	(407,581)	(414,135)
Property, plant and equipment, net	66,825	74,863
Goodwill	24,582	24,582
Intangible assets, net	733	241
Investments	6,821	7,333
Deferred income taxes, net	602	538
Other assets	4,083	3,236
Total assets	$252,883	$279,218
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,929	$13,717
Accrued compensation and benefits	11,221	9,816
Advance subscription payments	14,416	14,842
Other accrued expense	5,614	4,459
Deferred income taxes, current	137	—
Liabilities of discontinued operations	995	11,538
Total current liabilities	44,312	54,372
Long-term pension liabilities	37,500	50,082
Other post-employment benefits	2,640	2,730
Other liabilities	3,913	3,258
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,329,177 and 19,931,599 shares at September 30, 2014 and December 31, 2013, respectively	203	199
Series B: issued 2,388,291 and 2,397,155 shares at September 30, 2014 and December 31, 2013, respectively	24	24
Treasury stock, Series A, at cost; 821,449 and 495,200 shares held at September 30, 2014 and December 31, 2013, respectively	(6,655)	(3,113)
Additional paid-in capital	499,168	496,682
Accumulated other comprehensive loss	(15,613)	(15,093)
Accumulated deficit	(312,937)	(310,099)
Total shareholders’ equity attributable to A. H. Belo Corporation	164,190	168,600
Noncontrolling interests	328	176
Total shareholders’ equity	164,518	168,776
Total liabilities and shareholders’ equity	$252,883	$279,218
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 3

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interests	Total
Balance at December 31, 2012	19,651,830	2,401,556	$221	$495,528	(74,130)	$(350)	$(73,532)	$(319,862)	$55	$102,060
Net loss	—	—	—	—	—	—	—	(1,520)	(171)	(1,691)
Other comprehensive income	—	—	—	—	—	—	736	—	—	736
Capital contributions of noncontrolling interests	—	—	—	—	—	—	—	—	195	195
Treasury stock purchases	—	—	—	—	(358,153)	(2,286)	—	—	—	(2,286)
Issuance of shares for restricted stock units	247,863	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	16,820	—	—	65	—	—	—	—	—	65
Income tax expense on options and RSUs	—	—	—	84	—	—	—	—	—	84
Share-based compensation	—	—	—	1,107	—	—	—	—	—	1,107
Conversion of Series B to Series A	1,880	(1,880)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(4,549)	—	(4,549)
Balance at September 30, 2013	19,918,393	2,399,676	$223	$496,782	(432,283)	$(2,636)	$(72,796)	$(325,931)	$79	$95,721

Balance at December 31, 2013	19,931,599	2,397,155	$223	$496,682	(495,200)	$(3,113)	$(15,093)	$(310,099)	$176	$168,776
Net income (loss)	—	—	—	—	—	—	—	36,387	(80)	36,307
Other comprehensive loss	—	—	—	—	—	—	(520)	—	—	(520)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	—	—	232	232
Treasury stock purchases	—	—	—	—	(326,249)	(3,542)	—	—	—	(3,542)
Issuance of shares for restricted stock units	210,522	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	178,192	—	2	859	—	—	—	—	—	861
Income tax benefit on options and RSUs	—	—	—	873	—	—	—	—	—	873
Share-based compensation	—	—	—	756	—	—	—	—	—	756
Conversion of Series B to Series A	8,864	(8,864)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(39,225)	—	(39,225)
Balance at September 30, 2014	20,329,177	2,388,291	$227	$499,168	(821,449)	$(6,655)	$(15,613)	$(312,937)	$328	$164,518
See accompanying Notes to Condensed Consolidated Financial Statements.

PAGE 4	A. H. Belo Corporation Third Quarter 2014 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In thousands (unaudited)	2014	2013
Operating Activities
Net Income (Loss)	$36,307	$(1,691)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Net income from discontinued operations	(19,177)	(1,682)
Depreciation and amortization	10,220	11,593
Net periodic benefit and contributions related to employee benefit plans	(13,125)	(16,184)
Share-based compensation	698	954
Gain on disposal of fixed assets	(867)	(23)
Deferred income taxes	915	1,919
Provision for uncertain tax positions	—	(108)
Equity method investment gains in excess of dividends	(19,077)	(1,818)
Gain on investment related activity, net	(1,669)	—
Write-off of unamortized debt issuance costs	—	401
Other operating activities	(651)	188
Changes in working capital and other operating assets and liabilities, net	3,274	4,196
Net cash used for continuing operations	(3,152)	(2,255)
Net cash provided by discontinued operations	6,386	8,735
Net cash provided by operating activities	3,234	6,480
Investing Activities
Capital expenditures, net	(4,594)	(3,032)
Purchase of investments	(2,279)	(1,377)
Proceeds from sale of fixed assets	3,401	—
Investment distribution proceeds	19,626	—
Other investment related proceeds	3,540	—
Net cash provided by (used for) continuing investing activities	19,694	(4,409)
Net cash provided by discontinued investing activities	44,799	26,915
Net cash provided by investing activities	64,493	22,506
Financing Activities
Dividends paid	(39,225)	(4,549)
Purchase of treasury stock	(3,542)	(2,286)
Proceeds from exercise of stock options	861	65
Capital contributions by noncontrolling interests	49	126
Net cash used for financing activities	(41,857)	(6,644)
Net increase in cash and cash equivalents	25,870	22,342
Cash and cash equivalents at beginning of period	82,193	34,094
Cash and cash equivalents at end of period	$108,063	$56,436
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 5

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
The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. A. H. Belo also offers digital marketing solutions through 508 Digital and Your Speakeasy, LLC.
Basis of Presentation.    These condensed consolidated financial statements include the accounts of A. H. Belo and its subsidiaries and were prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation are included. Transactions between the consolidated companies are eliminated and noncontrolling interests in less than wholly-owned subsidiaries are reflected in the consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and nine months ended September 30, 2014, may not be necessarily indicative of the results that may be expected for the year ending December 31, 2014. All dollar amounts are presented in thousands, except per share amounts, unless the context requires otherwise.
In September 2014, the Company completed the sale of substantially all of the assets and certain liabilities which comprise the newspaper operations of The Providence Journal, a daily newspaper in Providence, Rhode Island and the oldest continuously-published daily newspaper in the United States. In 2013, the Company completed the disposition of The Press‑Enterprise, a daily newspaper in Riverside, California, which serves the Inland Southern California region. As described in Note 2 – Discontinued Operations, these dispositions meet the criteria and are reflected as discontinued operations as prescribed under Accounting Standards Codification 205 - Presentation of Financial Statements. Accordingly, presentation of current and prior period amounts in the condensed consolidated financial statements and notes thereto reflect continuing operations of the Company unless otherwise noted.
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
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this amendment, requirements for reporting discontinued operations have changed. Discontinued operations may include disposals of a business, nonprofit activity and component of an entity upon meeting certain other criteria. Disposals representing components of an entity must reflect a strategic shift that has a major effect on the entity’s operations and financial results. Previous conditions prohibiting the entity from having significant continuing involvement in the disposal group and requiring the elimination of operations and cash flows from ongoing operations of the entity have been removed. The update is effective on a prospective basis for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods in those years. The Company completed the sale of substantially all of the assets and certain liabilities which comprise the newspaper operations of The Providence Journal in the third quarter of 2014. The operations of The Providence Journal are presented as a discontinued operation under the current accounting standards. The Company does not anticipate the implementation of this update will impact the presentation of discontinued operations within its financial statements.

PAGE 6	A. H. Belo Corporation Third Quarter 2014 on Form 10-Q

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance generally clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for fiscal years and interim periods beginning after December 15, 2016, and interim periods in those years. The Company is evaluating the impact of adoption and has not yet selected a transition method, but does not anticipate this update will have a material impact on its recognition and presentation of revenues within the consolidated statements of operations.
Note 2: Discontinued Operations

On September 3, 2014, The Providence Journal Company, a wholly-owned subsidiary of the Company, completed a transaction for the (i) sale of substantially all of the assets comprising the newspaper operations of The Providence Journal and related real property located in Providence, Rhode Island, and (ii) assumption of certain liabilities by LMG Rhode Island Holdings, Inc. (“LMG”), a subsidiary of New Media Investment Group Inc. The purchase price consisted of $46,000 plus a preliminary working capital adjustment of $2,654. Closing costs of $110 and estimated selling and exit costs of $3,735 were recognized in the third quarter of 2014. Proceeds of $47,981 were received in September 2014 and settlement of the working capital adjustment is anticipated in the fourth quarter of 2014.  The Company recorded a pretax gain on the sale of $17,134 in the third quarter of 2014.
In July 2013, the Company completed the sale of the headquarters building and certain press equipment used by The Press-Enterprise in its operations. Total proceeds of $29,093 were received, after selling costs of $1,457. The Company recorded a pretax gain of $4,746 related to these transactions in the third quarter of 2013. On November 21, 2013, the Company completed the sale of the newspaper operations of The Press-Enterprise, including the production facility and related land, to Freedom Communications, Inc. (“Freedom Communications”) under a definitive asset purchase agreement, resulting in sales proceeds of $27,828. A gain of $8,656 was recorded in the fourth quarter of 2013, which was decreased by $25 in 2014.

Upon completion of these divestitures, the Company no longer owns newspaper operations in Providence, Rhode Island or Riverside, California. The Company continues to hold and market for sale certain land and buildings in Providence, Rhode Island, which served as the administrative headquarters of The Providence Journal. The Company also retains the obligation for the A. H. Belo Pension Plan II, which provides benefits to employees of The Providence Journal Company.
As a result of the above transactions, the activity and balances of The Providence Journal and The Press-Enterprise as of September 30, 2014 and 2013, are presented as discontinued operations. Major components of these amounts presented as discontinued operations in the condensed consolidated financial statements are set forth below.

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income (loss) from discontinued operations
The Providence Journal
Revenue	$15,079	$22,688	$58,591	$65,394
Costs and expense	(14,436)	(21,026)	(54,825)	(63,466)
	643	1,662	3,766	1,928
The Press-Enterprise
Revenue	—	12,987	—	38,836
Costs and expense	—	(14,562)	—	(43,966)
	—	(1,575)	—	(5,130)
Income (loss) from discontinued operations	643	87	3,766	(3,202)
Gain (loss) related to the divestiture of discontinued operations
Gain on sale of The Providence Journal	17,134	—	17,134	—
Gain on sale of The Press-Enterprise	—	—	(25)	—
Gain on sale of The Press-Enterprise office building and press equipment	—	4,746	—	4,746
	17,134	4,746	17,109	4,746
Tax expense (benefit) from discontinued operations
The Providence Journal	1,652	8	1,698	(89)
The Press-Enterprise	—	(13)	—	(49)
	1,652	(5)	1,698	(138)
Gain (loss) from discontinued operations	$16,125	$4,838	$19,177	$1,682

	September 30,	December 31,
	2014	2013
Assets of discontinued operations
The Providence Journal
Current assets	$875	$13,343
Property, plant and equipment, net	—	22,249
Other assets	—	5,491
Total	875	41,083
The Press-Enterprise
Current assets	—	1,633
Total	—	1,633
Total assets of discontinued operations	$875	$42,716

Liabilities of discontinued operations
The Providence Journal
Accrued expenses	$995	$5,168
Deferred revenue	—	4,342
Total	995	9,510
The Press-Enterprise
Accrued expenses	—	2,028
Total	—	2,028
Total liabilities of discontinued operations	$995	$11,538

PAGE 8	A. H. Belo Corporation Third Quarter 2014 on Form 10-Q

Note 3: Goodwill and Intangible Assets
The Company records goodwill and intangible assets from its previous acquisitions. The carrying value of goodwill was $24,582 as of September 30, 2014 and December 31, 2013. The carrying value of customer relationships amortized over an estimated useful life of three years, is set forth in the table below.

	September 30,	December 31,
	2014	2013
Gross intangible assets	$975	$362
Accumulated amortization	(242)	(121)
Net balance	$733	$241
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

	September 30,	December 31,
	2014	2013
Equity method investments	$5,889	$6,401
Cost method investments	932	932
Total investments	$6,821	$7,333

Equity method investments. Investments recorded under the equity method of accounting include the following:
Classified Ventures, LLC – As of September 30, 2014, the Company owned a 3.3 percent interest in Classified Ventures, in which the other owners were Gannett Co., Inc., The McClatchy Company, Tribune Company and Graham Holdings Company. The principal business operations of Classified Ventures is cars.com. During the third quarter of 2014, the Company announced a transaction to sell its units in Classified Ventures to Gannett Co. Inc. The transaction closed on October 1, 2014, and the Company received pre-tax cash proceeds, net of selling costs, of $77,830. Escrow proceeds of $3,280 will be received within one year. The Company expects to record a gain of $77,261 related to the transaction in the fourth quarter of 2014. The Company received distributions from Classified Ventures of $765 and $19,626 in the three and nine months ended September 30, 2014, respectively, reducing the carrying value of its investment.
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
Net gains on equity method investments were $(953) and $723 for the three months ended September 30, 2014 and 2013, respectively, and $17,206 and $1,818 for the nine months ended September 30, 2014 and 2013, respectively.  Gains in the nine months ended September 30, 2014, included an $18,479 gain related to Classified Ventures’ sale of apartments.com, offset by a first quarter impairment charge of $934 related to the Company's investment in Wanderful Media, which was further impaired in the third quarter by $937. The Company determined that an other-than-temporary decline occurred in the value of the investment after evaluating the estimated fair value of the investee as determined by an independent valuation specialist. The Company attributes the impairments primarily to a decline in business related to Wanderful Media’s legacy products. An additional contribution of $1,909 was made in the second quarter of 2014 to provide capital for development of new product offerings as Wanderful Media establishes its market presence.

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 9

During the third quarter of 2014, the Company recorded other income of $3,540 for the receipt of an economic parity payment from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures.
Summarized financial information provided for equity method investments determined to be significant to the Company’s operations for the three and nine months ended September 30, 2014 and 2013, is set forth in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Classified Ventures
Revenue	$119,434	$107,724	$347,369	$306,344
Gross Profit	107,456	95,238	311,231	275,436
Net Income from Continuing Operations	6,086	22,349	35,942	53,789
Net Income	7,251	30,767	607,588	81,604

Wanderful Media
Revenue	$1,129	$1,338	$3,478	$4,011
Gross Profit	912	1,087	2,797	3,216
Net Loss	(2,306)	(2,062)	(7,097)	(6,567)

PAGE 10	A. H. Belo Corporation Third Quarter 2014 on Form 10-Q

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
Stock Options.    The table below sets forth a summary of stock option activity under the A. H. Belo long-term incentive plan.

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2013	910,533	$15.29
Exercised	(178,192)	4.83
Canceled	(31,968)	26.93
Outstanding at September 30, 2014	700,373	$17.42

Vested and exercisable at September 30, 2014	700,373	$17.42

The vested and exercisable weighted average remaining contractual term of A. H. Belo stock options outstanding as of September 30, 2014, was 1.8 years. The expense associated with all outstanding options was fully recognized in prior years.
Restricted Stock Units. Under A. H. Belo’s long-term incentive plan, the Company’s board of directors periodically awards RSUs. The RSUs have service and/or performance conditions and vest over a period up to three years. Upon vesting, the RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. As of September 30, 2014, the liability for the portion of the award to be redeemed in cash was $1,707. The table below sets forth a summary of RSU activity under the A. H. Belo long-term incentive plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2013	728,818				$5.59
Granted	123,232				11.85
Vested	(350,892)	210,522	140,370	$1,489	6.05
Non-vested at September 30, 2014	501,158				$6.81
A. H. Belo recognizes compensation expense for RSUs issued to its employees and directors under its long-term incentive plan on a straight-line basis over the vesting period of the award, as set forth in the table below.

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
Three months ended September 30,
2014	$106	$(127)	$(21)
2013	151	321	472

Nine months ended September 30,
2014	$698	$1,206	$1,904
2013	954	1,325	2,279
Note 6: Long-term Debt
In January 2013, the Company voluntarily terminated its credit agreement as cash flows from operations were sufficient to meet liquidity requirements and the credit agreement had not been drawn upon since 2009. All liens and security interests under the credit agreement were released and no early termination penalties were incurred by the Company as a result of the termination. Unamortized debt issuance costs of $401 were recorded to interest expense during the nine months ended September 30, 2013, as a result of the termination.
Note 7: Income Taxes
Income taxes are recorded using the asset and liability method. The provision for taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete transactions which are reported in the period in which they occur. The estimated effective tax rate is re-evaluated each quarter based on the Company’s estimated tax expense for the year.
The Company recognized income tax expense from continuing operations of $1,156 and $384 for the three months ended September 30, 2014 and 2013, respectively, and $3,475 and $1,373 for the nine months ended September 30, 2014 and 2013, respectively. Effective income tax rates from continuing operations were 16.9 percent and (68.7) percent for 2014 and 2013, respectively. The effective tax rate is affected by recurring items such as tax rates and income in jurisdictions which we expect to be fairly consistent in the near term. It is also affected by discrete transactions, primarily related to investment activity, that have occurred during the year that will not recur in future periods. The impact of these discrete transactions for 2014 increased the tax provision by approximately $650. The Company anticipates an additional discrete transaction in the fourth quarter of 2014 that will impact the tax provision as well as reduce the valuation allowance. In addition to these items, the tax expense for the three and nine months ended September 30, 2014 and 2013, was primarily attributable to state income tax expense and changes in the valuation allowance on deferred tax assets.

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 11

The Company currently projects taxable income for the year ended December 31, 2014, for federal income tax purposes and in certain state income tax jurisdictions. The Company made cash payments for income taxes, net of refunds, of $2,203 and $1,521 in the nine months ended September 30, 2014 and 2013, respectively. The Company has net operating losses that can be carried forward to offset future taxable income. The Company’s net operating loss carryforwards begin to expire in 2016 if not utilized.
Note 8: Pension and Other Retirement Plans
Defined Benefit Plans. The Company sponsors two defined benefit pension plans, A. H. Belo Pension Plans I and II (collectively the “A. H. Belo Pension Plans”). A. H. Belo Pension Plan I provides benefits to certain employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain employees at The Providence Journal. This pension obligation has been retained by the Company upon the sale of the newspaper operations of The Providence Journal. The table below sets forth required and voluntary contributions the Company made to the pension plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Required contributions	$5,801	$5,060	$9,927	$7,396
Voluntary contributions	—	4,604	—	4,604
Total contributions	$5,801	$9,664	$9,927	$12,000
During the third quarter of 2014, the Company accelerated payment of its scheduled fourth quarter contribution. No further contributions are required in 2014, as the Company met minimum funding requirements for the year.
Net Periodic Pension Benefit
The Company estimates net periodic pension expense or benefit based on the expected return on plan assets, the interest on projected pension obligations and the amortization of actuarial gains and losses in accumulated other comprehensive loss, if required. The table below sets forth components of net periodic pension benefit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost	$4,330	$3,999	$12,990	$11,997
Expected return on plans' assets	(5,215)	(4,891)	(15,645)	(14,673)
Amortization of actuarial loss	—	426	—	1,277
Net periodic pension benefit	$(885)	$(466)	$(2,655)	$(1,399)

Defined Contribution Plans. The A. H. Belo Savings Plan (“Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis. During the three months ended September 30, 2014 and 2013, the Company recorded expense of $222 and $223, respectively, and during the nine months ended September 30, 2014 and 2013, the Company recorded expense of $743 and $738, respectively, for matching contributions to this plan.
The Company sponsored the A. H. Belo Pension Transition Supplement Plan (“PTS Plan”), a defined contribution plan, which covered certain employees affected by the curtailment of a defined benefit plan sponsored by the former parent company.  The Company was obligated to make contributions to this plan based on the earnings of actively employed participants for a period of five years, which concluded on March 31, 2013. Final benefits of $598 were accrued in the first quarter of 2013. The Company made contributions of $2,826 in the first and second quarters of 2013. No further obligations exist under this Plan. As a result of fulfilling its obligations to the PTS Plan and in order to achieve efficient administration of the Company's defined contribution plans, the PTS Plan was merged into the A. H. Belo Savings Plan on July 1, 2013. Accordingly, individual participant account balances within the PTS Plan were transferred to their respective accounts in the A. H. Belo Savings Plan and the PTS Plan has ceased to exist as a stand-alone benefit plan of the Company.

PAGE 12	A. H. Belo Corporation Third Quarter 2014 on Form 10-Q

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
In 2014, the Company does not amortize actuarial losses in accumulated other comprehensive loss associated with the Company’s pension plans as the balance of these losses as of December 31, 2013, no longer fell outside the corridor requiring amortization. The tables below set forth the changes in accumulated other comprehensive loss, net of taxes.

	Three Months Ended September 30,
	2014			2013
	Total	Defined benefit pension plans	Other post-employment benefit plans	Total	Defined benefit pension plans	Other post-employment benefit plans
Balance, beginning of period	$(15,440)	$(16,059)	$619	$(73,041)	$(74,081)	$1,040
Amortization	(173)	—	(173)	245	426	(181)
Balance, end of period	$(15,613)	$(16,059)	$446	$(72,796)	$(73,655)	$859

	Nine Months Ended September 30,
	2014			2013
	Total	Defined benefit pension plans	Other post-employment benefit plans	Total	Defined benefit pension plans	Other post-employment benefit plans
Balance, beginning of period	$(15,093)	$(16,059)	$966	$(73,532)	$(74,932)	$1,400
Amortization	(520)	—	(520)	736	1,277	(541)
Balance, end of period	$(15,613)	$(16,059)	$446	$(72,796)	$(73,655)	$859

Dividends. During the three months ended September 30, 2014 and 2013, the Company recorded and paid dividends of $1,796 and $1,814, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded and paid dividends of $39,225 and $4,549, respectively. Dividends paid in the nine months ended September 30, 2014, include a special dividend of $1.50 per share totaling $33,819.
On September 11, 2014, the Company announced a quarterly dividend of $0.08 per share to shareholders of record and holders of RSUs as of the close of business on November 14, 2014, payable on December 5, 2014.
Treasury Stock. The Company’s board of directors has authorized a share repurchase program for the purchase of up to 1,500,000 shares of the Company’s Series A or Series B common stock through open market purchases, privately negotiated transactions or otherwise. During the three months ended September 30, 2014 and 2013, the Company purchased 126,164 and 124,122 shares of Series A common stock for $1,424 and $922, respectively. During the nine months ended September 30, 2014 and 2013, the Company purchased 326,249 and 358,153 shares of the Company's Series A common stock for $3,542 and $2,286, respectively. All purchases were made through open market transactions and were recorded as treasury stock.

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 13

Note 10: Earnings Per Share
The table below sets forth the reconciliations for net loss and weighted average shares used for calculating basic and diluted earnings per share. The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings (numerator)
Net income (loss) attributable to A. H. Belo Corporation	$18,444	$5,321	$36,387	$(1,520)
Less: Income from discontinued operations, net	16,125	4,838	19,177	1,682
Less: Income to participating securities	41	59	910	151
Net income (loss) available to common shareholders from continuing operations	$2,278	$424	$16,300	$(3,353)

Shares (denominator)
Weighted average common shares outstanding (basic)	21,890,754	21,943,876	21,927,920	22,005,705
Effect of dilutive securities	100,962	125,635	111,328	—
Adjusted weighted average shares outstanding (diluted)	21,991,716	22,069,511	22,039,248	22,005,705

Earnings (loss) per share from continuing operations
Basic and Diluted	$0.10	$0.02	$0.74	$(0.15)
The Company considers outstanding stock options and RSUs in the calculation of its earnings per share. A total of 984,991 options and RSUs outstanding during the three and nine months ended September 30, 2014, and 1,772,891 and 1,898,526 options and RSUs outstanding during the three and nine months ended September 30, 2013, respectively, were excluded from the calculation because either they did not affect the earnings per share for common shareholders or the effect was anti-dilutive.
Note 11: Contingencies
A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

PAGE 14	A. H. Belo Corporation Third Quarter 2014 on Form 10-Q

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
The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. A. H. Belo offers digital marketing solutions through 508 Digital and Your Speakeasy, LLC.
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
Certain current and prior year amounts related to The Providence Journal and The Press-Enterprise have been recast as discontinued operations as discussed on page 22. Amounts in Management’s Discussion and Analysis reflect continuing operations of the Company unless otherwise noted. The results from continuing operations consist primarily of The Dallas Morning News and corporate activities.

Overview of Third Quarter 2014 Significant Transactions
This section contains a discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three and nine months ended September 30, 2014 and 2013.
Third quarter and year-to-date results for 2014 compared to 2013 reflect continued challenges in net operating revenue trends. Net operating revenue for the three and nine months ended September 30, 2014, decreased by 2.3 percent and 1.5 percent, respectively, from the same periods in 2013. These trends are primarily due to volume and rate declines in core advertising revenues, partially offset by increases in the Company’s digital, printing and marketing services revenues.
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
In 2013 and 2014, the Company continued its efforts to optimize print circulation revenue by increasing print subscription rates. These rate increases have partially offset the decline in circulation revenue.
In April 2014, Classified Ventures, an equity method investee, sold its apartments.com business unit for $585,000. The Company received a cash distribution of $18,861 for the Company’s portion of the net sales proceeds and recorded a net investment-related gain of $18,479 in the first quarter of 2014 as a result of the sale. On August 5, 2014, the Company announced it entered into an agreement with Gannett Co. Inc. and other unit holders of Classified Ventures whereby Gannett agreed to acquire all membership interests from the unit holders for Classified Ventures’ remaining business, which primarily consists of cars.com The transaction closed on October 1, 2014, and the Company received pre-tax cash proceeds, net of selling costs, of $77,830. Escrow proceeds of $3,280 will be received within one year. The Company expects to record a gain of $77,261 related to the transaction in the fourth quarter of 2014. The Company also entered into a new, five-year affiliate agreement with Classified Ventures that will allow The Dallas Morning News to continue to resell cars.com products and services exclusively in its local market. The affiliate agreement increases the wholesale rate that the Company will pay to Classified Ventures for selling cars.com products.

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 15

In the third quarter of 2014, the Company also received a distribution from Classified Ventures of $765 for excess cash balances, reducing the carrying value of its investment.
Included in 2014 results are first quarter and third quarter impairment charges of $934 and $937 related to the Company's investment in Wanderful Media, reducing the carrying value of the investment. The Company determined that an other-than-temporary decline in the value of the investment occurred after evaluating the estimated fair value of the investee as determined by an independent valuation specialist. The Company attributes the impairments primarily to a decline in business related to Wanderful Media’s legacy products. An additional contribution of $1,909 was made in the second quarter of 2014 to provide capital for development of new product offerings as Wanderful Media establishes its market presence.
In addition to the above, the following significant transactions and events affected A. H. Belo’s results of operations and financial position during the third quarter of 2014.

•
Other income of $3,540 was recorded for the receipt of an economic parity payment from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures.

•
Sales proceeds totaling $3,408 were received for the sales of land and buildings in Riverside, California and for 97 acres of undeveloped land in southern Dallas, Texas, resulting in gains totaling $862.

•	Required contributions of $5,801 were made to the A. H. Belo Pension Plans in the third quarter of 2014

•
A quarterly dividend of $0.08 per share, or $1,796, was recorded and paid to shareholders of record and holders of RSUs. The Company also announced in September 2014 a dividend of $0.08 per share payable on December 5, 2014, to shareholders of record and holders of RSUs as of the close of business on November 14, 2014.

•	The Company purchased 126,164 of its Series A common shares during the quarter through open market transactions for $1,424.

PAGE 16	A. H. Belo Corporation Third Quarter 2014 on Form 10-Q

RESULTS OF CONTINUING OPERATIONS
The table below sets forth the components of A. H. Belo’s net operating revenue.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014	Percent of Total Revenue	Percentage Change	2013	Percent of Total Revenue	2014	Percent of Total Revenue	Percentage Change	2013	Percent of Total Revenue
Advertising and marketing services	$36,941	56.0%	(8.6)%	$40,402	59.9%	$114,918	57.6%	(6.0)%	$122,288	60.3%
Display	10,904		(19.2)%	13,490		35,685		(14.8)%	41,908
Classified	5,625		(8.1)%	6,122		17,535		(5.8)%	18,622
Preprint	12,289		(8.1)%	13,378		38,067		(5.9)%	40,461
Digital	8,123		9.6%	7,412		23,631		11.0%	21,297
Circulation	21,219	32.2%	(2.6)%	21,787	32.3%	63,458	31.8%	(0.9)%	64,024	31.6%
Printing and distribution	7,763	11.8%	46.9%	5,284	7.8%	21,200	10.6%	29.3%	16,390	8.1%
	$65,923	100.0%	(2.3)%	$67,473	100.0%	$199,576	100.0%	(1.5)%	$202,702	100.0%
Advertising and Marketing Services Revenue
Advertising and marketing services revenue decreased by 8.6 percent and 6.0 percent for the three and nine months ended September 30, 2014, respectively, primarily due to lower display, classified and preprint advertising revenue. The Company has responded to the continuing decline in print advertising revenues through the development of new business offerings providing marketing services to small and middle market companies. These services provided by 508 Digital and Speakeasy, which commenced operations in 2012, offset 69.4 percent and 81.8 percent of realized declines in advertising revenues for the three and nine months ended September 30, 2014. As the Company expects print advertising revenues to sustain continued challenges in future periods, additional opportunities to develop or acquire new businesses will be sought which will complement existing assets and resources and leverage from the Company’s brand equity.
Display – Revenue decreased for the three and nine months ended September 30, 2014, due to lower retail and general advertising driven by declines in most categories except sporting goods, food and beverage, and technology.
Classified – Revenue decreased for the three and nine months ended September 30, 2014, due to volume declines in all categories except legal, partially offset by higher rates in all categories except legal and automotive.
Preprint – Revenue decreased for the three and nine months ended September 30, 2014, due to a decline in the volume of preprint newspaper inserts, consistent with the decline in circulation volumes. The decline was partially offset by higher volumes in home delivery mail advertisements.
Digital – Revenue increased for the three and nine months ended September 30, 2014, due to higher marketing services revenue primarily associated with Speakeasy, offset by declines in classified advertising. Marketing services revenue grew by $814 and $2,207 in the three and nine months ended September 30, 2014, respectively, which reflects a 51.6 percent and 58.5 percent growth, respectively, over these recorded revenues in the same periods in 2013.
Revenues also include the Company’s niche publications which expand its advertising platform to nonsubscribers of The Dallas Morning News’ core newspaper. This revenue is a component of total display, classified, preprint and digital revenue discussed above. In three months ended September 30, 2014 and 2013, advertising revenue for niche publications was $5,581 and $6,060, respectively. In the nine months ended September 30, 2014 and 2013, advertising revenue for niche publications was $17,077 and $17,943, respectively. Revenue decreased slightly primarily due to a decline in preprint advertising.

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 17

Circulation Revenue
Circulation revenue for the three and nine months ended September 30, 2014, decreased compared to 2013 primarily due to lower volumes in home delivery and single copy sales, which declined by an average of 9.1 percent from the prior year period. The Company continues to seek recovery of the costs to provide quality news coverage through strategic price increases. Single copy rates increased 26 percent and 10 percent for the three and nine months ended September 30, 2014, respectively, resulting in higher year-over-year revenue in the third quarter of 2014. Home delivery rates increased 4 percent and 7 percent for the three and nine months ended September 30, 2014, respectively, partially offsetting lower revenue due to volume declines.
Printing and Distribution Revenue
Revenue increased 46.9 percent and 29.3 percent for the three and nine months ended September 30, 2014, respectively, due to the commencement of printing services in March 2014 for the Fort Worth Star-Telegram, and due to expanded printing of local community newspapers. Revenue from the Star-Telegram provided $2,255 and $5,042 in additional revenue for the three and nine months ended September 30, 2014, respectively. These increases were partially offset by lower printing revenues associated with national publications.

PAGE 18	A. H. Belo Corporation Third Quarter 2014 on Form 10-Q

Operating Costs and Expense from Continuing Operations
The table below sets forth the components of the Company’s operating expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Percentage Change	2013	2014	Percentage Change	2013
Operating Costs and Expense
Employee compensation and benefits	$24,265	(10.4)%	$27,070	$78,151	(6.5)%	$83,608
Other production, distribution and operating costs	29,846	4.7%	28,511	87,930	2.7%	85,640
Newsprint, ink and other supplies	7,910	(5.5)%	8,370	24,012	(5.8)%	25,484
Depreciation	3,341	(8.7)%	3,661	10,099	(12.2)%	11,504
Amortization	61	110.3%	29	121	36.0%	89
Total operating costs and expense	$65,423	(3.3)%	$67,641	$200,313	(2.9)%	$206,325
Employee compensation and benefits – Employee compensation and benefits decreased in the three and nine months ended September 30, 2014, by $2,805 and $5,457, respectively. For these periods, savings included lower salary expense of $925 and $1,970, respectively, primarily due to headcount reductions at the Company’s newspapers and corporate operations; lower sales commissions of $889 and $1,955, respectively, as a result of lower sales and changes to the commission structure in the fourth quarter of 2013; lower pension expense of $603 in the nine months ended September 30, 2014, due to the Company fulfilling its obligation to accrue benefits for the PTS Plan at the end of the first quarter of 2013; and pension expense savings of $419 and $1,256 in the three and nine months ended September 30, 2014, respectively, due to the expected return on increased plan assets and the balance of actuarial losses in accumulated other comprehensive loss falling below the corridor required for amortization. These reductions were partially offset by increased direct compensation and benefits of $280 and $752, respectively, associated with the commencement of printing operations for the Fort Worth Star-Telegram at the Company’s Plano, Texas production facility.
Other production, distribution and operating costs – Expense increased in the three and nine months ended September 30, 2014, due to higher delivery costs to distribution centers and temporary labor costs of $927 and $2,339, respectively, associated with startup of printing operations for the Fort Worth Star-Telegram. Expenses were also higher due to higher third-party costs as the Company’s marketing services operations continue to grow. These increases were partially offset by lower retail marketing expense and lower distribution costs associated with home delivery and single copy sales of Company newspapers, consistent with lower circulation volumes. The Company also realized lower property and sales tax expense in these periods due to negotiated refunds related to prior periods.
Newsprint, ink and other supplies – Expense decreased in the three and nine months ended September 30, 2014, due to reduced newsprint costs associated with lower circulation volumes of Company and certain third party newspapers. Newsprint consumption for the three months ended September 30, 2014 and 2013, was 7,970 and 8,775 metric tons, respectively, and the average cost per metric ton of newsprint was $590 and $587, respectively. Newsprint consumption for the nine months ended September 30, 2014 and 2013, was 24,717 and 27,352 metric tons, respectively, and the average cost per metric ton of newsprint was $595 and $604, respectively. Supplement costs also decreased due to reduced outside publications purchased for resale. These decreases were partially offset by higher ink and production materials costs associated with the commencement of printing operations for the Fort Worth Star-Telegram at the Company’s Plano, Texas productions facility.
Depreciation – Expense decreased in 2014 due to a lower depreciable asset base as capital expenditures continue to decline.
Amortization – Expense increased in 2014 due to the addition of customer relationships which are amortized over an estimated useful life of three years.

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 19

Other
The table below sets forth the other components of the Company’s results of continuing operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Percentage Change	2013	2014	Percentage Change	2013
Other Income (Expense), Net
Gains (losses) on equity method investments, net	$(953)	(231.8)%	$723	$17,206	846.4%	$1,818
Interest income (expense)	—	(100.0)%	108	—	(100.0)%	(311)
Other income, net	3,878	2,451.3%	152	4,136	(3,465.5)%	116
Total other income, net	$2,925	198%	$983	$21,342	1,215%	$1,623

Income Tax Provision	$1,156	201.0%	$384	$3,475	153.1%	$1,373
Gains on equity method investments, net – Gains on equity method investments decreased $1,676 in the three months ended September 30, 2014, and increased by $15,388 in the nine months ended September 30, 2014. Gains in the nine months ended September 30, 2014, included an $18,479 gain on the sale of apartments.com by Classified Ventures. This gain was partially offset by the impact of Classified Ventures’ marking to market the liability related to certain equity-based compensation awards in the third quarter of 2014 and by other-than-temporary impairments of $934 and $937 in the first and third quarters of 2014, respectively, for the Company’s investment in Wanderful Media. The Company determined that an other-than-temporary decline occurred in the value of the investment after evaluating the estimated fair value of the investee as determined by an independent valuation specialist. The Company attributes the impairments primarily to a decline in business related to Wanderful Media’s legacy products.
Interest expense – In the first quarter of 2013, the Company amortized $401 of remaining debt issuance costs associated with the voluntary termination of the Company’s credit agreement. In the third quarter of 2013, the Company released uncertain tax positions and related interest of $108.
Other income, net - Other income increased in the three and nine months ended September 30, 2014, due to the receipt of a $3,540 economic parity payment received from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures.
Tax provision – Tax provision for 2014 and 2013 is primarily due to state income tax expense and changes in the valuation allowance. See the Condensed Consolidated Financial Statements, Note 7 – Income Taxes for additional discussion of tax provision.
Earnings and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization from Continuing Operations
In addition to net income (loss) from continuing operations, the Company also evaluates earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is presented for continuing operations by adjusting for discontinued operations and losses attributable to noncontrolling interests. Adjusted EBITDA is calculated, as applicable, by adding back to EBITDA non-cash impairment expense and net investment-related gains and losses. The Company adjusted EBITDA for an $18,479 gain on the sale of apartments.com by Classified Ventures in the second quarter of 2014 and $3,540 of income associated with an economic parity payment in conjunction with its ownership of Classified Ventures in the third quarter of 2014, offset by other-than-temporary impairments of $934 and $937 in the first and third quarters of 2014, respectively, for the Company’s investment in Wanderful Media.

PAGE 20	A. H. Belo Corporation Third Quarter 2014 on Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income (Loss) Attributable to A. H. Belo Corporation	$18,444	$5,321	$36,387	$(1,520)
Less: Gain from discontinued operations, net	16,125	4,838	19,177	1,682
Plus: Net loss attributable to noncontrolling interests	(50)	(52)	(80)	(171)
Income (loss) from continuing operations	2,269	431	17,130	(3,373)
Depreciation and amortization	3,402	3,690	10,220	11,593
Interest expense (income)	—	(108)	—	311
Income tax provision	1,156	384	3,475	1,373
EBITDA from Continuing Operations	6,827	4,397	30,825	9,904
Addback:
Net investment-related gains	(2,603)	—	(20,148)	—
Adjusted EBITDA from Continuing Operations	$4,224	$4,397	$10,677	$9,904

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

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 21

Discontinued Operations

As a result of the sale of The Providence Journal which was completed on September 3, 2014, and the multiple sale transactions related to The Press-Enterprise, which commenced on July 8, 2013, and were completed in November 21, 2013 (see Note 2 – Discontinued Operations), the disposition and the results of operations associated with these businesses are reported as discontinued operations in the Company’s financial statements. Significant components of results of operations included as discontinued operations are noted below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
The Providence Journal
Net income from discontinued operations	$643	$1,662	$3,766	$1,928
Gain on sale of The Providence Journal	17,134	—	17,134	—

The Press-Enterprise
Net loss from discontinued operations	—	(1,575)	—	(5,130)
Gain on sale of The Press-Enterprise	—	—	(25)	—
Gain on sale of The Press-Enterprise office building and press equipment	—	4,746	—	4,746

Tax expense (benefit) from discontinued operations	1,652	(5)	1,698	(138)

Gain (loss) from discontinued operations	$16,125	$4,838	$19,177	$1,682

PAGE 22	A. H. Belo Corporation Third Quarter 2014 on Form 10-Q

Liquidity and Capital Resources
The Company’s cash balance as of September 30, 2014 and December 31, 2013, was $108,063 and $82,193, respectively. The Company’s working capital as of September 30, 2014 and December 31, 2013, was $104,925 and $114,053, respectively. After excluding assets and liabilities of discontinued operations as of those dates, working capital increased by $22,170 for the nine months ended September 30, 2014.
During the nine months ended September 30, 2014 and 2013, cash flows used by operating activities were $3,152 and $2,255, respectively, and included contributions to employee pension plans of $9,927 and $12,000, respectively. Existing cash balances, including the distribution proceeds received from Classified Ventures, as discussed below, were used to fund 2014 capital spending of $4,594, investment purchases of $2,279, discretionary dividend payments of $39,225 and treasury stock purchases of $3,542. The Company’s EBITDA was $6,827, and after adjusting for investment-related gains, Adjusted EBITDA was $4,224. For the remainder of 2014, the Company anticipates additional capital expenditures of $1,000 to $3,000. The Company anticipates sufficient cash flows to cover operating expenditures and will evaluate discretionary spending based on the Company’s forecasted cash requirements.
As discussed in Note 4 – Investments, Classified Ventures, an equity method investee, completed the sale of its apartments.com business in April 2014.  The Company received a cash distribution of $18,861 for its portion of the net sales proceeds related to the apartments.com sale. During the third quarter of 2014, the Company announced a transaction to sell its units in Classified Ventures to Gannett Co. Inc. and received a distribution of $765 of excess cash from Classified Ventures in September 2014. In October 2014, the Company completed the sale of its units in Classified Ventures, receiving additional pre-tax cash proceeds, net of selling costs and funds held in escrow, of $77,830.
An economic parity payment of $3,540 was received from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures.
As discussed in Note 2 – Discontinued Operations, the Company completed the sale of substantially all of the assets comprising the newspaper operations of The Providence Journal and related real property located in Providence, Rhode Island. The Company received net proceeds of $47,981, comprised of the purchase price of $46,000 plus a preliminary payment towards the working capital adjustment of $2,091, less closing costs of $110. These amounts were offset by selling and exit costs of $3,735.
As a result of these transactions, dividends paid in 2014 included a special dividend of $1.50 per share, returning $33,819 to shareholders. In conjunction with recent transactions, the Company expects to be in a position to pay federal income taxes before the end of 2014.
The Company intends to deploy its cash in the long-term interests of the Company, its shareholders and employees as it seeks potential acquisition or investment opportunities complementing its advertising and marketing services products. Management is working aggressively to increase cash flows from operating activities through expanded and new revenue initiatives and through expense reductions. Management believes these initiatives will provide sufficient liquidity to meet foreseeable cash flow requirements for operations, capital spending and pension contributions. The following discusses the changes in cash flows by operating, investing and financing activities.
Operating Cash Flows
Net cash used for continuing operating activities for 2014 and 2013 was $3,152 and $2,255, respectively. Cash flows from continuing operations decreased in 2014 primarily due to declining revenue. Cash flows provided by discontinued operations for 2014 and 2013, were $6,386 and $8,735, respectively, and primarily resulted from operations from The Providence Journal.
Investing Cash Flows
Net cash provided by (used for) continuing investing activities for 2014 and 2013 was $19,694 and $(4,409), respectively. In the second quarter of 2014, the Company received a distribution of $18,861 from Classified Ventures, LLC related to its sale of apartments.com. During the third quarter of 2014, the Company announced a transaction to sell its units in Classified Ventures to Gannett Co. Inc. and received a distribution of $765 of excess cash from Classified Ventures in September 2014. Proceeds of $3,540 were received related to an economic parity payment as discussed above. These proceeds were partially offset by the Company’s capital spending and purchase of investments. Net cash used for investing activities in 2013 primarily reflects the Company’s capital spending and purchases of investments for that period. Net cash provided by investing activities of discontinued operations was $44,799 and $26,915 in 2014 and 2013, respectively, and primarily represented net proceeds related to the sale of The Providence Journal and The Press-Enterprise, offset by capital spending.

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 23

Financing Cash Flows
Net cash used for continuing financing activities for 2014 and 2013 was $41,857 and $6,644, respectively. In 2014 and 2013, dividend payments were $39,225 and $4,549, respectively, reflecting an increase of $34,676 primarily due to a special dividend of $1.50 declared and paid in the second quarter of 2014. Purchases of treasury stock included 326,249 and 358,153 shares of the Company’s Series A common stock in 2014 and 2013 for $3,542 and $2,286, respectively.
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
Contractual Obligations
During the nine months ended September 30, 2014, the Company made required contributions of $9,927 to the A. H. Belo Pension Plans, meeting its required contributions for 2014. No further contributions are required this year.
On September 11, 2014, the Company announced a quarterly dividend of $0.08 per share to shareholders of record and holders of RSUs as of the close of business on November 14, 2014, payable on December 5, 2014.
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

PAGE 24	A. H. Belo Corporation Third Quarter 2014 on Form 10-Q

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

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 25

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
Issuer Purchases of Equity Securities
The Company repurchases shares of its common stock from time to time pursuant to publicly announced share repurchase programs. During the third quarter of 2014, the Company repurchased 126,164 Series A shares at a cost of $1,424. All purchases were made through open market transactions and were recorded as treasury stock.
The following table contains information for shares repurchased during the third quarter of 2014. None of the shares in this table were repurchased directly from any of the Company’s officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs	(a)
July 2014	43,542	$11.58	738,827	761,173
August 2014	41,349	11.17	780,176	719,824
September 2014	41,273	11.10	821,449	678,551

(a)	Share repurchases are made pursuant to a share repurchase program authorized by the Company’s board of directors. A total of 1,500,000 shares have been authorized for repurchase.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

PAGE 26	A. H. Belo Corporation Third Quarter 2014 on Form 10-Q

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

		~(6)	*	Form of Limited Guaranty by and between A. H. Belo Corporation and LMG Rhode Island Holdings, Inc (Exhibit 10.2 to the July 24, 2014 Form 8-K)
		~(7)	*
Unit Purchase Agreement by and among Gannett Co., Inc., Classified Ventures, LLC, and the Unit Holders of Classified Ventures, LLC (Exhibit 2.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2014 (Securities and Exchange Commission file no. 001-33741))

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 27

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*	A. H. Belo Corporation Savings Plan (Exhibit 10.4 to the February 12, 2008 Form 8‑K)
			*	(a)
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

			*	(e)	Form of A. H. Belo Cash Long‑Term Incentive Evidence of Grant (Exhibit 10.2 to the March 12, 2012 Form 8-K)
		~(3)	*		A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8‑K)
			*	(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8‑K)
		~(4)	*		A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)
		~(5)	*		Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the June 19, 2013 Form 8-K)

PAGE 28	A. H. Belo Corporation Third Quarter 2014 on Form 10-Q

Exhibit Number	Description
10.3	Agreements relating to the spin-off of A. H. Belo from its former parent company:
(1)	*		Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8‑K)
	*	(a)
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

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS		**	XBRL Instance Document
101.SCH		**	XBRL Taxonomy Extension Schema
101.CAL		**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE		**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 29

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2014

By:	/s/ Michael N. Lavey
Michael N. Lavey
Vice President/Controller
(Principal Accounting Officer)

Date:	October 29, 2014

PAGE 30	A. H. Belo Corporation Third Quarter 2014 on Form 10-Q

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation Third Quarter 2014 on Form 10-Q	PAGE 31