Form 10-K
period 2014-12-31
A. H. Belo Corp
filed 2015-03-06
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☑
The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2014, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $223,440,910.*
Shares of Common Stock outstanding at February 27, 2015: 21,730,792 shares (consisting of 19,342,555 shares of Series A Common Stock and 2,388,237 shares of Series B Common Stock).
* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.
Documents incorporated by reference:
Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held on May 14, 2015, are incorporated by reference into Parts II and III of this Annual Report.

A. H. Belo Corporation 2014 Annual Report on Form 10-K

A. H. BELO CORPORATION
FORM 10-K

A. H. Belo Corporation 2014 Annual Report on Form 10-K

PART I

Item 1. Business
A. H. Belo Corporation and subsidiaries (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a leading local news and information publishing company with commercial printing, distribution and direct mail capabilities, as well as expertise in emerging media and digital marketing. With a continued focus on extending the Company’s media platform, A. H. Belo is able to deliver news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles.
The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. A. H. Belo also offers digital marketing solutions through 508 Digital and Your Speakeasy, LLC and provides event promotion and marketing services through Crowdsource.
In February 2008, the Company separated its publishing operations from its former parent in a spin-off transaction and A. H. Belo became an independent registrant listed on the New York Stock Exchange (NYSE trading symbol: AHC). All dollar amounts in this Annual Report on Form 10-K are in thousands, except per share amounts, unless the context requires otherwise.
The Dallas Morning News’ first edition was published on October 1, 1885. It is one of the leading metropolitan newspapers in America and its success is founded upon the highest standards of journalistic excellence, with an emphasis on comprehensive local news and information and community service. The newspaper is distributed primarily in Dallas County and 10 surrounding counties. This coverage area represents one of the most populous and fastest growing metropolitan areas in the country. The Dallas Morning News has been awarded nine Pulitzer Prizes for news reporting, editorial writing and photography. The Dallas Morning News also publishes Briefing, a newspaper distributed four days per week at no charge to nonsubscribers in select coverage areas; and Al Dia, an award-winning Spanish-language newspaper published on Wednesdays and Sundays and distributed at no charge in select coverage areas. Other news products are also published targeting various communities in the North Texas area. The Dallas Morning News’ financial and operating results include the financial and operating results of the Denton Record-Chronicle.
In 2014, the Company completed the sale of substantially all of the assets and certain liabilities comprising the newspaper operations of The Providence Journal, a daily newspaper in Providence, Rhode Island, and the oldest continuously-published daily newspaper in the United States. In 2013, the Company completed the sale of The Press-Enterprise, a daily newspaper in Riverside, California, which serves the Inland Southern California region. Upon completion of these sales, the Company no longer owns newspaper operations in either Providence, Rhode Island or Riverside, California. The Company continues to hold and market for sale certain land and buildings in Providence, Rhode Island, which served as the administrative headquarters of The Providence Journal. The Company also retains the obligation for the A. H. Belo Pension Plan II, which provides benefits to former employees of The Providence Journal Company. These dispositions and the results of operations associated with The Providence Journal and The Press-Enterprise are reported as discontinued operations in the Company’s financial statements included herein. Amounts included in this Annual Report on Form 10-K exclude results of operations related to The Providence Journal and The Press-Enterprise unless otherwise indicated.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 1

The Company’s primary revenue is derived from advertising sold in published issues of its newspapers and on the Company’s websites, the sale of marketing services, the sale of newspapers to subscribers and single copy customers, and commercial printing and distribution. The following sets forth the Company’s distribution of revenue in 2014, 2013 and 2012:
Advertising and Marketing Services Revenue
Advertising and marketing services revenue accounted for approximately 58.0 percent of total revenue for 2014. The Company has a comprehensive portfolio of print and digital advertising products and marketing services which include:

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

•
Preprint – Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspapers and niche publications, or distributed by mail or third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company’s capabilities allow its advertisers to selectively target preprint distribution at the sub-zip code level in order to optimize coverage for the advertisers’ locations.

•
Digital – Digital advertising revenue includes the sales of display advertisements and classified advertisements on the Company’s websites and on third-party websites, such as cars.com, Yahoo! and monster.com. The Company offers digital advertising through programmatic channels which provides placement and targeting efficiencies within an integrated advertising and marketing campaign to customers.

Marketing services revenue, also a component of digital advertising revenue, is generated by 508 Digital and Your Speakeasy, LLC (“Speakeasy”). Services provided are directed towards small to middle-market size businesses and include development of mobile websites, search engine marketing and optimization, social media account management and content marketing for its customers’ web presence.

PAGE 2	A. H. Belo Corporation 2014 Annual Report on Form 10-K

In addition to daily newspapers, the Company publishes a number of niche publications which provide a vehicle for delivery of display, classified, preprint and digital advertising, typically to nonsubscribers of the Company’s core newspapers and typically at no charge. These publications target specific demographic groups or geographies and include Spanish-language newspapers, lifestyle publications and luxury publications that target high-income consumers. Most niche publications have related websites and mobile applications, allowing digital access by consumers. The niche publications provide unique content, but also incorporate the news content from the core newspapers while leveraging the Company’s printing, distribution and technology infrastructure to drive additional advertising revenue at a low incremental cost. From time to time, the Company produces magazines or special newspaper editions to promote business, sporting or other events in the North Texas area, such as the Top 100 Places to Work or the John F. Kennedy's 50th Anniversary reprint edition. These publications allow the Company to generate revenue through advertising sales in the publications and through increased circulation or fees for the publications. A few of these publications are part of broader event-based campaigns supported by Crowdsource, which promotes events and provides exposure for the Company’s tradename throughout our geographic market.

The Company operates the largest newsroom in Texas. The combined reach of the Company’s core daily newspapers, digital platforms and niche publications allows the Company to maintain its position as a primary local media publisher in the area. The Company leverages its market position, products and distribution resources to provide direct mail advertising, total market coverage, zoned editions and event-based publications which enable the Company’s advertisers to reach new or targeted markets. These products allow existing advertisers to reach their target audience through integrated advertising campaigns, while also providing the Company a portfolio of products with which to attract new advertisers.
The following sets forth the distribution of the Company’s advertising and marketing services revenue in 2014, 2013 and 2012 by product type.
As the newspaper industry continues to face challenges in maintaining display and classified revenues, the Company continually seeks to stabilize and grow advertising revenues through strategic diversification in advertising and marketing services products. The Company has identified and developed new product and investment opportunities that leverage the scale of its news content and its operating infrastructure, as well as complement the Company’s advertising customers, subscriber base and digital platforms. In 2012, 508 Digital was formed as a division of The Dallas Morning News, offering digital marketing services to small companies in the Dallas metropolitan area that include development of mobile websites, search engine marketing and optimization and social

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 3

media marketing for its customers’ web presence. Also in 2012, the Company and a Dallas-based advertising agency formed Speakeasy, which targets middle-market business customers and provides turnkey social media account management and content marketing services. In addition to these digital initiatives, the Company produces certain niche products, such as FD, an award-winning luxury magazine and website targeting affluent residents in the Dallas area, and other entertainment, luxury and wedding guide publications and related websites.
The Company is currently exploring further opportunities to grow and diversify revenue through acquisition or investment in advertising or marketing services companies with established financial performance and strong management teams. Acquisition and investment efforts are focused on businesses with products and services that complement the existing advertising and marketing services currently offered. In 2015, the Company expanded its marketing services offerings through the acquisition of three related businesses providing a marketing automation platform, search engine marketing, direct mail and promotional products. These businesses will provide the Company greater prominence as a market leader, offering to new and existing customers an integrated print and digital solution for their advertising and marketing requirements.
Circulation Revenue
Circulation revenue, which includes subscription and single copy sales revenue related to the Company’s core newspapers in print and digital formats, accounted for approximately 31.1 percent of total revenue for 2014, consistent with the 31.2 percent in 2013. A. H. Belo’s steadfast commitment to producing superior, unduplicated local content enables the Company’s newspapers to charge premium subscription rates. The Dallas Morning News’ goal is to maximize the amount of recurring revenue from consumers of the Company’s print and digital products and to reduce reliance on advertising revenue. Although circulation volumes continue to face negative pressures, the Company believes many subscribers in the North Texas area are willing to pay for premium content. Accordingly, the Company continuously assesses the content provided to subscribers and their willingness and ability to pay higher rates by geographic area. In 2014 and 2013, the Company implemented effective rate increases to subscribers and retailers. As part of the Company’s strategy to provide premium print content to subscribers, the Company offers in its Sunday edition, inserts from certain national newspapers, such as The Washington Post or The New York Times. In addition, periodically throughout the year, various special interest magazines, such as Healthy Living or Your Money, will be included with Sunday editions as a part of subscribers’ home delivery news package. Subscriber and retail rates for these editions will reflect a charge for this content.
In October 2013, The Dallas Morning News discontinued the paywall established in 2011 which restricted access for nonsubscribers to certain premium content on dallasnews.com. Research conducted since the establishment of the paywall suggested core seven-day subscribers would continue to consume news content primarily through print media even when lower digital subscription rates were offered. Starting in October 2013, news content on dallasnews.com became accessible to everyone, free of charge. The website provides expanded news and entertainment videos and greater access to content through social media sites. In addition to the free website, the Company offers a paid digital replica version of The Dallas Morning News to subscribers who prefer to consume news content through a digital device in a more traditional format.
The Company’s news websites offer users late-breaking and other up-to-date news coverage, user-generated content, advertising, e-commerce and other services. The Company seeks to position dallasnews.com as the premier provider of on-line local news, event and entertainment news and advertising in the North Texas area. Readers can access news content across multiple digital platforms and obtain relevant local customized content and advertising. In addition to providing a digital replica of certain publications through its ePapers, the Company offers mobile websites and mobile applications for smart phones, tablets and e-readers. The Company’s journalists have expanded their reach and deepened their engagement with audiences by delivering news and content through social media platforms, such as blogs, Facebook and Twitter, which direct traffic to its core websites. In 2014, the dallasnews.com was redesigned to provide a single, unified website built for mobile use first and designed to be responsive for all devices. These enhancements allow the website to quickly respond as technology evolves and new media are introduced, such as wearable devices or hybrid phone or tablet devices. The enhancements also collect better data on how users interact with the Company’s content in order to support informed choices related to native application strategies.

PAGE 4	A. H. Belo Corporation 2014 Annual Report on Form 10-K

Readership of the Company’s newspapers is tracked by Scarborough Research, which estimated the number of individuals reading a newspaper print edition to be approximately 1,345,000 for The Dallas Morning News, as reported in the September 2014 Publishers’ Statements, which are subject to audit. This readership volume represents a reach of approximately 28.4 percent of the designated market for this newspaper in the Company’s circulation area. The average print and digital volumes associated with A. H. Belo’s primary daily newspaper and niche publications are reported and verified by a circulation audit agency, as set forth in the table below.

	2014		2013		2012
Newspaper	Daily Circulation(a)	Sunday Circulation	Daily Circulation(a)	Sunday Circulation	Daily Circulation(a)	Sunday Circulation
The Dallas Morning News Group
The Dallas Morning News (b)	272,245	382,300	271,189	379,379	267,058	372,930
Niche publications (b)	118,760	325,492	118,626	324,536	120,299	327,719
Total	391,005	707,792	389,815	703,915	387,357	700,649

(a)	Daily circulation is defined as a Monday through Saturday six-day average.

(b)
Average circulation data for The Dallas Morning News includes its niche publications and the Denton Record-Chronicle, which are obtained from the Publisher’s Statement for the six-month periods ended September 30, 2014, 2013 and 2012, respectively, as filed with the Alliance for Audited Media (the “Audit Bureau”). The September 2014 statements are subject to audit. Year-over-year increases in reported daily circulation for 2014 and 2013 for The Dallas Morning News are due to increased reported digital subscribers for each of these periods.

Printing, Distribution and Other Revenue
Printing, distribution and other revenue accounted for approximately 10.9 percent of total revenue for 2014 and includes commercial printing, distribution, direct mail and event-based services. The Company provides commercial printing services for certain national newspapers that require regional printing. The Company also prints various local and regional newspapers, including the Fort Worth Star-Telegram, which was added in 2014. Newsprint used in the production of large national newspapers is generally provided by the customer. Home delivery and retail outlet distribution services are also provided for other national and regional newspapers delivered into the Company’s coverage areas. The Company also operates a direct mail service business in Phoenix, Arizona.
Through Crowdsource, the Company’s newly-formed subsidiary providing marketing and promotional support to event organizers, the Company leverages its subscriber and advertiser base to promote community events, such as One Day University, an educational speaker event; Untapped Festivals, LLC (“Untapped”), which hosts festivals providing food, craft beer and entertainment across major Texas cities; and other community-related events.
Raw Materials and Distribution
The basic material used in publishing newspapers is newsprint. Currently, most of the Company’s newsprint is obtained through a purchasing consortium. Management believes the Company’s sources of newsprint, along with available alternate sources, are adequate for the Company’s current needs.
During 2014, Company operations consumed 33,717 metric tons of newsprint at an average purchase price of $617 per metric ton. Consumption of newsprint in 2013 was 36,979 metric tons at an average cost of $620 per metric ton.
The Company’s newspapers and other commercial print products are produced at its facility in Plano, Texas. Distribution of printed products to subscribers, retailers and newsstands is made under terms of agreements with third-party distributors. The Company believes a sufficient number of third-party distributors exist to allow uninterrupted distribution of the Company’s products.
Other Interests
In addition to its core newspaper operations, A. H. Belo owns the following investment interests:

•
Wanderful Media, LLC (“Wanderful”) – The Company owns a 13.0 percent interest in Wanderful, which operates FindnSave.com, a digital shopping platform on both desktop and mobile where consumers can find national and local retail goods and services for sale. This platform combines local media participation with advanced search and database technology to allow a consumer to view online sales circulars and local advertised offers, or search for an item and receive a list of local advertisers and the price and terms offered for the searched item. It also provides key logistics technology and incentives to drive consumers to retailer locations through a geo-fence platform.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 5

•
ResponseLogix, Inc., operating as Digital Air Strike (www.digitalairstrike.com) – The Company owns a 2.1 percent interest in Digital Air Strike, which provides automotive dealers a suite of digital marketing communications, behavioral targeting and social media solutions.

•
Sawbuck Realty, Inc., operating as Homesnap (www.homesnap.com) – The Company owns a 19.8 percent interest in Homesnap, a free online real estate search platform with brokerage partnerships, that can be accessed through its website and mobile applications, allowing users to gather current information on real estate listings.

In 2014, the Company sold its 3.3 percent interest in Classified Ventures, LLC (“Classified Ventures”) to Gannett Co., Inc., along with other unit holders. The two principal business operated by Classified Ventures included cars.com and apartments.com. The Company renegotiated its affiliate agreement with Classified Ventures, allowing the Company to continue to resell advertising on cars.com for the next five years.
The Company owns a 70.0 percent interest in Speakeasy and a 51.0 percent interest in Untapped. The assets, liabilities and results of operations from these companies are reported within the A. H. Belo consolidated financial statements as the Company has a controlling financial interest in these investments.
Competitive Strengths and Challenges
The Company’s strengths are:

•	established, well-known and trusted brands within each of its markets

•	the ability to develop innovative new product and service offerings which leverage the Company’s brand equity, existing content, distribution platforms, technologies and relationships

•	product or service offerings that allow the Company to offer advertisers a customized and integrated advertising and marketing solution through desired media channels

•	sufficient liquidity to allow the Company to opportunistically invest in or acquire businesses that complement the Company’s advertising or marketing services business

•	an affluent and educated demographic base in its market

•	the ability to market print or digital products and services to large and targeted audiences at low marginal costs

•	sales personnel with knowledge of the marketplaces in which the Company conducts its business and relationships with current and potential advertising clients

•	the ability to effectively manage operating costs according to market pressures
The Company’s newspapers and other print media continue to experience challenges to maintain and grow advertising and circulation revenue primarily due to increased competition from other media, particularly the Internet. The decline in advertising revenue was particularly realized in the display and classified categories, as advertisers shift from print to other media. In response, the Company has developed or acquired capabilities to offer customers advertising and marketing solutions through multiple media channels. The Company also continues to diversify its revenue base by leveraging the available capacity of its existing assets to provide print and distribution services for newspapers and other customers requiring these services, by introducing new advertising and marketing services products, by increasing circulation prices and through growth of the Company’s event based business.
As a result of declining print circulation, the Company has developed broad digital strategies designed to provide readers with multiple platforms for obtaining online access to local news coverage while protecting the Company’s core print business. The Company continues to obtain additional key demographic data from readers, which allows the Company to provide content most desired by readers and to modify marketing and distribution strategies to target and reach audiences most valued by advertisers. The Company has implemented a programmatic digital advertising platform which provides digital ad placement and targeting efficiencies and increases utilization of digital inventory within the Company’s websites as well as on external websites. The Company has established strategic relationships with major Internet companies and invested in certain companies with innovative products and technologies. The Company also increased its focus on neighborhood and other local community and regional news, both in print and online.

PAGE 6	A. H. Belo Corporation 2014 Annual Report on Form 10-K

Strategy
A. H. Belo is committed to producing positive net income and cash flow and creating value for shareholders over the long-term through stock price appreciation and dividends. The Company continuously evaluates its operations and investments against various economic factors to determine the appropriate holding strategies.
A. H. Belo’s business model evolved in 2014 as it no longer encompasses the newspaper operations in Rhode Island and California. The sales of The Providence Journal in September 2014 and The Press-Enterprise in November 2013 allowed the Company to profitably divest of these operations which operated in markets facing strong competitive pressures and local economic challenges. As a result of these dispositions, the Company’s management team is focused on its Texas operations and the development of new business initiatives in this area.
The Company also divested its interest in Classified Ventures, whose operations included cars.com and apartments.com, while retaining its affiliate agreement for five years with a buyer’s option to renew, allowing the Company to continue reselling advertising on this platform as part of its continuing operations.
The Company is committed to providing the leading digital and print platforms for delivering news of the highest quality and integrity in the North Texas area, as well as creating and developing innovative print and digital products addressing the needs of consumers and advertisers. The Company intends to achieve these objectives through the following strategies:

•	market existing print and digital products in an integrated manner that creates sustainable revenue and earnings

•	diversify revenue streams through acquisition or investment in established and profitable businesses complementing the Company’s advertising and marketing services

•	produce quality local content to drive revenue over digital and print platforms

•	optimize and leverage marketing and sales capabilities, including consumer demographic data, to implement initiatives that enable advertisers to reach high value consumers more effectively

•	increase circulation of niche products and special edition publications in targeted areas to provide greater coverage for advertisers

•	increase utilization of operating assets through marketing of printing and distribution services to third parties

•
continue to align costs with revenue, maintain strong liquidity to support future business and product initiatives and provide flexibility to meet strategic investment opportunities and other cash flow requirements

In 2014 and 2013, the Company was successful in divesting of investments, newspaper assets and operations in Rhode Island and California, and non-core real estate assets, all at opportunistic prices. Sales proceeds received from these divestitures have been used to return money to shareholders, provide additional contributions to the Company’s pension plans, and invest in new businesses that complement and leverage our existing core operations. However, the Company continues to be challenged to locate new investments that will provide near and long term returns to replace the ongoing loss of revenue from declining advertising and circulation revenue. The Company continuously evaluates and implements measures to control operating expenses as it seeks to develop and grow new businesses, including divesting of unprofitable products and services, adjusting the Company’s workforce and benefits to align with revenues and market conditions, and restructuring the Company’s newspapers through organizational realignments. Returns on operating and investing assets are continually evaluated to ensure the appropriate return on investment is achieved and that capital is deployed to the benefit of its shareholders.
Competition

The Company’s newspapers, niche publications and related websites primarily serve audiences in the North Texas area. The Company’s newspapers compete for advertising revenue in its newspapers and websites with other print and digital media companies. Advertising revenues in the Company’s newspapers and on its websites are responsive to circulation and traffic volumes, demographics of its subscriber base, advertising results, rates and customer service. Advertising on digital platforms is highly competitive and largely dominated by large Internet companies. As advertisers reallocate marketing expenditures from print to digital channels, the Company believes its strong local brand, its suite of print and digital advertising and marketing service products, affiliate agreements with large Internet advertisers, and its programmatic digital advertising platform allow it to offer unique advertising and marketing solutions to local businesses on a competitive scale.

The Dallas Morning News has the highest paid print circulation volumes in the North Texas area while competing with one other metropolitan newspaper in parts of its geographic market. Circulation revenues are primarily challenged due to free and readily

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 7

accessible news, entertainment, advertising and other content available through the Internet. This secular shift from print to digital media continues as consumer lifestyles embrace technological advancements, particularly with mobile devices, which provide access to a wide variety of digital news and advertising alternatives, including news and social media websites, online advertising networks and exchanges, online classified services, and direct email advertising. Competition for readers is primarily based on the mode of delivery, quality of the Company’s journalism, price, timeliness of its interaction with audiences and customer service. News and other digital content produced by the Company’s newspapers and niche publications is available through its websites and through email. The Company offers the latest technology for accessing digital content on mobile devices and through personal computers. Journalists engage online readers through blogs, Twitter and other social media posts. The Company has modified its websites to provide greater video content and advertising, links to other sites sought by readers, improved layouts, and a better interface with mobile applications.
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
Employees
As of December 31, 2014, the Company had approximately 1,100 full-time and 90 part-time employees.
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

PAGE 8	A. H. Belo Corporation 2014 Annual Report on Form 10-K

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
The Company’s businesses operate in highly competitive media markets. A. H. Belo’s newspapers compete for advertising and circulation revenue with other newspapers, websites, digital applications, magazines, television, radio, direct mail and other media. The continued expansion of digital media and communications, particularly social media, mobile applications and the proliferation of tablet and mobile devices has increased some consumers’ preferences to receive all or part of their news and information digitally. Websites such as craigslist.org, monster.com and cars.com provide a cost efficient platform for reaching wide but targeted audiences for classified advertising. Websites such as Facebook, Twitter, Google and Yahoo! are successful in gathering national, local and entertainment news and information from multiple sources and attracting a broad readership base.
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

The Company holds significant cash reserves from the sales of its newspapers and investments and may not be successful in deploying these reserves in a profitable manner, and if additional capital resources are desired, the Company may not be able to obtain capital on favorable terms, if at all.

At December 31, 2014, the Company held $158,171 in cash and cash equivalents, largely due to the disposition of its interest in Classified Ventures and the sale of The Providence Journal. The Company’s future growth and profitability may be dependent upon its ability to profitably invest its capital in products and businesses that produce profitable revenue and generate acceptable returns on investment. The Company may not be able to find suitable opportunities to reinvest available cash, which could adversely impact the return on capital, or may make investments that do not yield the expected returns. If the Company deploys a substantial portion of the cash reserves, it may need additional financing to execute on current or future business strategies, including: developing new products internally, diversifying revenue streams by acquiring or investing in established and profitable businesses;

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 9

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
Certain operating costs may not fluctuate directly with the changes in revenue volumes, which could result in lower margins if advertising and circulation volumes decline. The Company could also experience inflationary pressures from suppliers and be unable to generate additional revenue or additional cost reductions to offset these inflationary pressures. The Company utilizes outside service providers to distribute its newspapers, and certain preprint advertising are distributed through the mail. Higher fuel costs or higher postage rates could result in higher direct costs incurred by the Company to distribute its products. The basic raw material for newspapers is newsprint. The price of newsprint has historically fluctuated significantly. Consolidation in the North American newsprint industry reduced the number of suppliers and led to paper mill closures and conversions to other grades of paper, which in turn decreased overall newsprint capacity and increased the likelihood of higher prices.
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
A. H. Belo has had turnover in its senior executive management. A. H. Belo depends on key personnel and may not be able to operate and grow its business effectively if the Company is unable to replace executive officers or loses the services of other senior executive officers or key operational employees or is unable to attract and retain qualified personnel in the future.

A. H. Belo relies on the efforts of its senior executive officers and other management. The Company’s chief financial officer has recently departed the Company for another executive position, and the Company’s controller is serving as its principal financial officer until a new chief financial officer is hired. The position of a senior vice president is being eliminated, and his corporate secretarial duties will be reallocated to the Company’s general counsel. In addition, the editor of its flagship paper, The Dallas Morning News, has recently announced his retirement in May 2015. An executive has been hired for the role of editor. In addition,

PAGE 10	A. H. Belo Corporation 2014 Annual Report on Form 10-K

operating executives have recently been appointed to the key operational roles of chief revenue officer and chief digital officer of The Dallas Morning News. The success of the Company’s businesses depends heavily on their ability to successfully execute the required responsibilities of these roles as well as the Company’s ability to retain current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and A. H. Belo may not be able to retain its key personnel or hire suitable replacements. In addition, reductions in staff and in employee benefits could adversely affect the Company’s ability to attract and retain key employees. The Company has not entered into employment agreements with key management personnel and does not have “key person” insurance for any of its senior executive officers or other key personnel. A. H. Belo has a change in control severance plan covering key management personnel that is triggered under certain conditions if a change in control occurs.
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
A. H. Belo directors and executive officers hold approximately 54.4 percent of the voting power of the Company’s outstanding voting stock as of December 31, 2014. A. H. Belo’s Series A common stock has one vote per share and Series B common stock has 10 votes per share. Except for certain extraordinary corporate transactions, generally all matters to be voted on by A. H. Belo’s shareholders must be approved by a majority of the voting power of the Company’s outstanding voting stock, voting as a single class. Certain extraordinary corporate transactions, such as a merger, consolidation, sale of all or substantially all of the Company’s assets, dissolution of the Company, the alteration, amendment, or repeal of A. H. Belo’s bylaws by shareholders and certain amendments to A. H. Belo’s certificate of incorporation, require the affirmative vote of the holders of at least two-thirds of the voting power of the outstanding voting stock, voting as a single class. Accordingly, A. H. Belo’s directors and executive officers will have significant influence over the Company’s management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions. This ownership may limit other shareholders’ ability to influence corporate matters and, as a result, A. H. Belo may take actions that some shareholders do not view as beneficial.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 11

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company’s principal operations are located as follows:

Operations	Ownership	Location
A. H. Belo and The Dallas Morning News
Corporate and The Dallas Morning News’ headquarters	Owned	Dallas, Texas, downtown
Printing facilities	Owned	Plano, Texas
Denton Record-Chronicle offices	Owned	Denton, Texas, downtown
Direct mail offices and warehouse	Leased	Phoenix, Arizona
In addition to the properties above, the Company holds various real estate assets in Texas and Rhode Island that are nonessential to operations including various commercial buildings, parking lots and land. These real estate assets are currently marketed for sale and are included in property, plant and equipment in the Company’s consolidated balance sheets.
Item 3. Legal Proceedings
A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

PAGE 12	A. H. Belo Corporation 2014 Annual Report on Form 10-K

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

	Stock Price			Dividends
	High	Low	Close	Declared
2014
Fourth quarter	$13.34	$10.37	$10.38	$2.33
Third quarter	12.17	10.20	10.67	0.08
Second quarter	12.83	10.47	11.85	1.58
First quarter	13.00	7.37	11.58	0.08

2013
Fourth quarter	$8.60	$6.91	$7.47	$0.08
Third quarter	8.05	6.57	7.85	0.08
Second quarter	7.25	5.48	6.86	0.08
First quarter	6.00	4.72	5.84	0.06
The closing price of the Company’s Series A common stock as reported on the New York Stock Exchange on February 27, 2015, was $8.69. The approximate number of shareholders of record of the Company’s Series A and Series B common stock at the close of business on February 27, 2015, was 419 and 185, respectively.
Equity Compensation Plan Information
The information set forth under the heading “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders, to be held on May 14, 2015, is incorporated herein by reference.
Issuer Purchases of Equity Securities
The Company repurchases shares of its common stock from time to time pursuant to publicly announced share repurchase programs. During 2014, the Company repurchased 449,436 Series A shares at a cost of $4,974. All purchases were made through open market transactions and were recorded as treasury stock.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 13

The following table contains information for shares repurchased during the fourth quarter of 2014. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2014	45,616	$11.06	867,065	632,935
November 2014	37,343	11.58	904,408	595,592
December 2014	40,228	12.27	944,636	555,364	(a)

(a)
Share repurchases are made pursuant to a share repurchase program authorized by the Company’s board of directors. A total of 1,000,000 shares were authorized by the Company’s board of directors in the fourth quarter of 2012 and an additional 500,000 shares were authorized in the fourth quarter 2013.

Sales of Unregistered Securities
During 2014, 2013 and 2012, shares of the Company’s Series B common stock in the amounts of $8,918, $4,401 and $12,961, respectively, were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption under Section 3(a)(9) of the Securities Act.

PAGE 14	A. H. Belo Corporation 2014 Annual Report on Form 10-K

Performance Graph
The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
The graph below compares the annual cumulative shareholder return on an investment of $100 on December 31, 2009, with a closing price of $5.76 per share, in A. H. Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with the cumulative total return, assuming reinvestment of dividends, of a similar investment in (1) companies on the Standard & Poor’s 500 Stock Index, (2) companies on the Standard & Poor’s Publishing Stock Index and (3) the 2014 group of peer companies selected on a line-of-business basis and weighted for market capitalization. In future periods, the Company will compare stock performance to the S&P Publishing Stock Index rather than a peer group. The 2014 group of peer companies, which includes Gannett Co., Inc., The E. W. Scripps Company, Journal Communications, Inc., Lee Enterprises, Incorporated, The McClatchy Company, Media General, Inc and The New York Times Company, is presented for comparative purposes. A. H. Belo is not included in the calculation of peer group cumulative total shareholder return on investment.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 15

Item 6. Selected Financial Data
The table below sets forth selected financial data of the Company for each of the years ended 2010 through 2014. For a more complete understanding of this selected financial data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes.

	As of and for the years ended December 31,
In thousands, except per share amounts	2014	2013	2012	2011	2010
Total net operating revenue	$272,788	$276,183	$280,924	$299,131	$314,049
Total operating costs and expense (a)	280,474	274,961	276,790	301,398	458,670
Income (loss) from operations	(7,686)	1,222	4,134	(2,267)	(144,621)
Total other income (expense), net (b)	99,671	2,154	2,766	(966)	6,239
Income tax provision (benefit) (c)	5,978	1,460	1,793	5,163	(7,088)
Income (loss) from continuing operations	86,007	1,916	5,107	(8,396)	(131,294)
Income (loss) from discontinued operations (d)	6,770	14,010	(4,688)	(2,537)	7,059
Net loss attributable to noncontrolling interests (e)	(152)	(193)	(107)	—	—
Net income (loss) attributable to A. H. Belo Corporation	$92,929	$16,119	$526	$(10,933)	$(124,235)

Total assets	$298,747	$279,218	$291,939	$345,088	$420,049
Total liabilities	$172,728	$110,442	$189,879	$223,609	$220,176
Total shareholders’ equity	$126,019	$168,779	$102,060	$121,479	$199,873
Cash dividends recorded per share	$4.07	$0.28	$0.48	$0.18	$—

(a)
In 2014, the Company recorded a $7,648 charge to pension expense related to the recognition or prior year actuarial losses associated with liquidated pension obligations in conjunction with the Company’s continued de-risking efforts.

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

(b)
In 2014, Classified Ventures, an equity-method investee, sold its apartments.com business unit and the Company recorded a gain of $18,479 related to the sale. On October 1, 2014, the Company completed a transaction with Gannett Co. Inc. and other unit holders of Classified Ventures whereby Gannett acquired all membership interests from the unit holders for Classified Ventures’ remaining business which primarily consists of cars.com. The Company recorded a gain of $77,092 related to the transaction. Other income of $3,540 was recorded for the receipt of an economic parity payment from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures.

(c)
In 2010, the Company’s former parent company amended its 2008 federal income tax return in order to generate an $4,732 tax refund related to Company losses carried back against this return. In 2013, the Company effectively completed the U.S. federal audit for tax years 2008 and 2009 which resulted in a 2013 refund of $1,334 due to the carryback of taxable losses to a prior tax return of the former parent company.

(d)
In 2014, the Company sold the operations of The Providence Journal and in 2013, the Company sold the operations of The Press-Enterprise, both of which are reported as discontinued operations for the periods presented above.

(e)
In 2014, the Company acquired a 51% interest in Untapped Festivals, LLC. In 2012, the Company acquired a 70 percent interest in Your Speakeasy, LLC. The Company consolidates the results of operations related to these investments and records the interests of other owners as noncontrolling interests.

PAGE 16	A. H. Belo Corporation 2014 Annual Report on Form 10-K

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
Such risks, uncertainties and factors include, but are not limited to the following: changes in capital market conditions and prospects, changes in advertising demand and newsprint prices; newspaper circulation trends and other circulation matters, including changes in readership methods, patterns and demography; audits and related actions by the Alliance for Audited Media; challenges implementing increased subscription pricing and new pricing structures; challenges in achieving expense reduction goals in a timely manner and the resulting potential effect on operations; challenges attracting and retaining key personnel; challenges in consummating asset acquisitions or dispositions upon acceptable terms; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by new and existing competitors and suppliers; consumer acceptance of new products and business initiatives; labor relations; regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures and investments; pension plan matters; general economic conditions and changes in interest rates; significant armed conflict; acts of terrorism; and other factors beyond the Company’s control, as well as other risks described elsewhere in this Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the SEC.
OVERVIEW
A. H. Belo, headquartered in Dallas, Texas, is a leading local news and information publishing company with commercial printing, distribution and direct mail capabilities, as well as expertise in emerging media and digital marketing. With a continued focus on extending the Company’s media platform, A. H. Belo is able to deliver news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles.
The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. A. H. Belo offers digital marketing solutions through 508 Digital and Your Speakeasy, LLC and provides event promotion and marketing services through Crowdsource.
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
Certain current and prior year amounts related to The Providence Journal and The Press-Enterprise have been recast as discontinued operations. Amounts in Management’s Discussion and Analysis reflect continuing operations of the Company unless otherwise noted. The results from continuing operations consist primarily of The Dallas Morning News and corporate activities.

Overview of Significant Transactions from Continuing Operations
Operating results for 2014, 2013 and 2012 reflect continued challenges in print advertising revenue trends, primarily due to volume and rate declines, partially offset by increases in the Company’s digital advertising and marketing services revenues.
The Company continues its efforts to diversify revenues through leveraging its brand, its personnel and its infrastructure in both organic new product development and in pursuit of acquisitions of related advertising and marketing services companies. During 2014, the Company expanded the reach of its Crowdsource event marketing subsidiary by acquiring a controlling interest in Untapped Festivals and the assets of Savor Dallas. In January 2015, the Company acquired majority ownership of three companies specializing in local marketing automation, search engine marketing, direct mail and promotional products. These acquisitions will complement and expand the product and service offerings currently available to A. H. Belo clients, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market. The Company incurred $577 of legal and due diligence costs in 2014, which were charged to operating expense, in conjunction with these acquisitions.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 17

During 2014, the results of operations of the Company were influenced by several significant transactions and events. In the first quarter, the Company commenced printing services of the Fort Worth Star-Telegram at the Company’s printing operations in Plano, Texas. The agreement between The Dallas Morning News, Inc. and Star-Telegram, Inc. is for an initial term of 10 years and has a renewal option to extend the contract.
In April 2014, the Company received a cash distribution of $18,861 from Classified Ventures, an equity method investee, for its portion of the net sales proceeds for apartments.com, and recorded a gain of $18,479. In October 2014, the Company completed a transaction with Gannett Co. Inc. and other unit holders of Classified Ventures whereby Gannett acquired all membership interests from the unit holders for Classified Ventures’ remaining business, which primarily consists of cars.com. The Company received pre-tax cash proceeds, net of selling costs, of $77,661. Escrow proceeds of $3,280 will be received within one year. The Company recorded a gain of $77,092 related to the transaction. The Company entered into a new, five-year affiliate agreement with Classified Ventures that will allow The Dallas Morning News to continue to resell cars.com products and services exclusively in its local market. The affiliate agreement increases the wholesale rate that the Company will pay to Classified Ventures for selling cars.com products. Other income of $3,540 was recorded in July 2014 for the receipt of an economic parity payment from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures.
The Company determined that an other-than-temporary decline in the value of its investment in Wanderful Media occurred after evaluating the estimated fair value of the investee as determined by an independent valuation specialist and recorded an impairment charge of $1,871, reducing the carrying value of the investment. The Company attributes the impairment primarily to a decline in business related to Wanderful Media’s legacy products. An additional contribution of $1,909 was made in the second quarter of 2014 to provide capital for development of new product offerings as Wanderful Media establishes its market presence.
In the fourth quarter of 2014, the Company completed an effort to continue to de-risk its pension plans, and lump sum payments totaling $52,919, funded from the plans’ master trust account, were made to certain participants accepting the lump sum offers. The liquidation reduced the Company’s pension benefit obligation by approximately $70,000, and a non-cash charge of $7,648 was recorded to pension expense due to the recognition of prior year actuarial losses associated with the liquidated pension obligations. Required contributions of $9,927 were made to the pension plans in 2014. A voluntary payment of $20,000 was made in December 2014 to improve the unfunded position of the pension plans and to lower the tax obligations for the 2014 tax year as these payments are deductible for tax purposes. As a result of the de-risking settlements and the voluntary contributions in 2014, the Company does not expect to make any required pension contributions in 2015.
During 2014, the Company completed several transactions resulting in the sale of various real properties. Net proceeds totaling $3,408 were received in the third quarter for the sales of land and buildings in Riverside, California related to a former commercial printing operation and 97 acres of undeveloped land in southern Dallas, Texas, resulting in gains totaling $862. In the fourth quarter, the Company sold the land and building related to its former commercial packaging operation in southern Dallas, Texas. Net proceeds of $6,677 were received related to the sale, generating a gain of $1,827.
As a result of the above transactions, the Company is in a taxable position as of December 31, 2014.
Special dividends were recorded in the second and fourth quarters of 2014 of $1.50 and $2.25 per share, respectively, totaling $83,967, in order to return to shareholders cash held by the Company which exceeded forecasted liquidity requirements. Quarterly dividends of $0.08 per share returned $7,193 to shareholders and holders of RSUs throughout the year. The Company announced on December 11, 2014, a dividend of $0.08 per share payable on March 6, 2015, to shareholders of record and holders of RSUs as of the close of business on February 13, 2015.
In addition, the Company purchased 449,436 of its Series A common shares during the year through open market transactions for $4,974, which are recorded as treasury stock.

PAGE 18	A. H. Belo Corporation 2014 Annual Report on Form 10-K

RESULTS OF CONTINUING OPERATIONS
Consolidated Results of Continuing Operations
This section contains a discussion and analysis of net operating revenues, expenses and other information relevant to an understanding of results of operations for 2014, 2013 and 2012.
The table below sets forth the components of A. H. Belo’s net operating revenues for the last three years.

	Years Ended December 31,
	2014	Percent of Total Revenue	Percentage Change	2013	Percent of Total Revenue	Percentage Change	2012	Percent of Total Revenue
Advertising and marketing services	$158,183	58.0%	(5.8)%	$167,945	60.8%	(1.3)%	$170,113	60.5%
Display	49,558		(14.0)%	57,640		(6.8)%	61,843
Classified	23,097		(7.9)%	25,089		(8.1)%	27,299
Preprint	53,272		(5.8)%	56,562		(2.3)%	57,910
Digital	32,256		12.6%	28,654		24.3%	23,061
Circulation	84,922	31.1%	(1.6)%	86,274	31.2%	(2.7)%	88,662	31.6%
Printing, distribution and other	29,683	10.9%	35.1%	21,964	8.0%	(0.8)%	22,149	7.9%
	$272,788	100.0%	(1.2)%	$276,183	100.0%	(1.7)%	$280,924	100.0%
The Company’s primary revenues are generated from advertising within its core newspapers, niche publications and related websites and from subscription and single copy sales of its printed newspapers. As a result of competitive and economic conditions, the newspaper industry has faced significant revenue decline over the past decade. The Company has sought to diversify its revenues through development and investment in new product offerings, increased circulation rates and leveraging of its existing assets to offer cost efficient printing and distribution services to its local markets. Through these efforts, the Company limited the year-over-year revenue decline in 2014 to its lowest point since its separation from the former parent company in 2008.
In 2014, 2013 and 2012, the Company’s advertising revenue from the its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in a loss of advertising and paid circulation volumes and revenue. The most significant loss of advertising revenue was realized in its print display and classified categories. These categories, which represented 31.7 percent of consolidated revenue in 2012, have declined to 26.6 percent in 2014, and further declines are anticipated in future periods. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital advertising, which is widely available from many sources. Both large and small companies are redistributing more of their advertising budgets towards programmatic channels to acquire digital advertising on multiple platforms which frequently has better technology for targeted delivery and measurement. The Company has responded to these challenges by expanding the programmatic channels through which it works to meet customer demands for digital ad placement opportunities in display, mobile, video and social categories. By utilizing advertising exchanges to apply marketing insight, the Company is able to offer greater value for clients by better targeting advertising to reach their potential customers.
The Company’s expanded digital and marketing services product offerings leverage the Company’s existing resources and relationships to offer additional value to existing and new advertising clients. Solutions provided by 508 Digital include development of mobile websites, search engine marketing and optimization, video, mobile advertising, email marketing, advertising analytics and online reputation management services. Through Speakeasy, the Company is able to target middle-market business customers and provide turnkey social media account management and content development services.
The Company’s newspapers aggressively market the capacity of their printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. The Company was successful in growing printing, distribution and other revenue by 35.1 percent in 2014, primarily as a result of its commencement of printing operations for the Fort Worth Star-Telegram in March 2014 and from two events promoted by Untapped.
Display – As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. While most categories of retail and general advertising continue to see decreased volumes, increased rates in key categories underscores the continued ability of display advertising to target key consumer demographics. Revenue decreased in 2014 due to lower retail advertising in substantially all categories except sporting goods.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 19

Volume and rate declines in most categories were partially offset by improved rates in electronics and food and beverage. Additionally, general advertising declined in substantially all categories except technology and other. Volumes declined in most categories except financial but were partially offset by rate increases in automotive, technology, travel and other.
In 2013, retail revenue decreased due to volume declines in most categories except furniture, food and beverage and other, partially offset by rate improvements in sporting goods. General advertising decreased due to volume declines in all categories, partially offset by rate increases in technology, automotive, media and other.
Classified – Classified advertising remains challenged as alternative digital outlets continue to emerge. Consistent with rate improvement trends in certain display advertising categories, key classified categories continue to provide value to advertisers at increased rate points. Overall classified revenue decreased in 2014 due to lower volumes in all categories except legal. This decline was partially offset by higher rates in automotive and other categories.
In 2013, revenue decreased due to lower rates in all categories except other classified, partially offset by higher volumes in real estate and automotive.
Preprint – Revenue decreased in 2014 and 2013 due to a decline in the volume of preprint newspaper inserts, consistent with the decline in circulation volumes. These declines are partially offset by higher volumes in home delivery mail advertising.
Digital – Digital revenue is primarily comprised of online classified and display advertising and marketing services revenue, as set forth below.

	Years Ended December 31,
	2014	Percentage Change	2013	Percentage Change	2012
Banner and Online Display	$7,868	9.9%	$7,159	0.7%	$7,111
Online Classified	16,117	3.6%	15,558	4.7%	14,861
Marketing Services	8,076	43.2%	5,638	522.3%	906
Other	195	(34.8)%	299	63.4%	183
Total	$32,256	12.6%	$28,654	24.3%	$23,061
Banner and online display and online classified categories consist of advertising placed on the Company’s websites or through programmatic advertising channels. Online classified is comprised of digital listings in auto, real estate, employment and other categories, including the Company’s resale of affiliate products such as cars.com. Digital revenue increased in 2014 and 2013 primarily due to higher marketing services revenue associated with Speakeasy, and also due to higher automotive and other classified advertising. Marketing services revenue increased 43.2 percent to $8,076 in 2014 over 2013, the first full year of operations. Increases in marketing services revenues offset approximately 50 percent of the core print advertising revenue declines during 2014. The Company anticipates continued organic growth in marketing services revenue in 2015 in addition to new revenue associated with its acquisition of three marketing services companies in January 2015.
Niche Publications - The Company’s niche publications expand its advertising platform to nonsubscribers of The Dallas Morning News’ core newspaper. Revenues from these publications are a component of total display, classified, preprint and digital revenue discussed above. In 2014 and 2013, advertising revenue for niche publications was $22,901 and $24,558, respectively. Revenue from niche publications is primarily generated by preprint advertising followed by display advertising. The Company acquired the assets of DG Publishing, Inc. in December 2012 and the Company began publishing luxury design and wedding guide publications targeted to key segments of the Dallas market in 2013.
Circulation – Revenue decreased in 2014 due to a decline in home delivery and single copy paid print circulation volumes of 7.8 percent and 14.6 percent, respectively. These declines were partially offset by an effective rate increase of 6.1 percent and 13.4 percent in home delivery and single copy rates, respectively. In 2013, revenue decreased due to 7.5 percent and 10.6 percent declines in paid print home delivery and single copy circulation volumes, respectively.
Printing, distribution and other – Revenue increased 35.1 percent due to the commencement of printing services in March 2014 for the Fort Worth Star-Telegram, and due to expanded printing of local community newspapers. This category also incorporates expanded event marketing revenue for two Untapped events as the Company continues to leverage resources and relationships to further expand its advertising influence. These increases were partially offset by lower printing revenues associated with national publications. Revenue remained flat year-over-year in 2013.

PAGE 20	A. H. Belo Corporation 2014 Annual Report on Form 10-K

Operating Costs and Expenses
The table below sets forth the components of the Company’s operating expenses for the last three years.

	Years Ended December 31,
	2014	Percentage Change	2013	Percentage Change	2012
Operating Costs and Expense
Employee compensation and benefits	$111,710	1.2%	$110,412	(0.8)%	$111,255
Other production, distribution and operating costs	122,239	6.6%	114,720	0.3%	114,417
Newsprint, ink and other supplies	32,507	(6.7)%	34,847	2.3%	34,073
Depreciation	13,820	(7.0)%	14,861	(12.8)%	17,045
Amortization	198	63.6%	121	100.0%	—
Total operating costs and expense	$280,474	2.0%	$274,961	(0.7)%	$276,790
Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards legacy employee benefit plans. Expenses increased in 2014 primarily due to a $7,648 non-cash settlement charge recorded in the fourth quarter related to the recognition of prior year actuarial losses associated with liquidated pension obligations. This charge was substantially offset by lower salary and commissions expense of $4,625, primarily due to headcount reductions at the Company’s newspapers and corporate operations and lower sales; and lower pension expense of $2,276 due to favorable returns on increased plan assets and the completion of payments toward obligations of discontinued plans.
Expenses decreased in 2013 due to completion of funding related to the PTS Plan in the second quarter of 2013, lower headcount, cost control initiatives related to employee medical benefits and lower pension expense due to lower discount rates on the A. H. Belo Pension Plans’ projected benefit obligations and higher returns due to increased plan assets.
Other production, distribution and operating costs – As a result of the Company’s initiatives to develop new products and service offerings , expenses increased in 2014. Increases were primarily due to higher temporary labor costs and delivery expenses of $3,383 associated with startup of printing operations for the Fort Worth Star-Telegram; higher expenses of approximately $2,000 related to the Company’s marketing services and event marketing operations as those segments continue to grow; and higher costs associated with the growth in online classified advertising.
Consistent with the Company’s efforts to contain costs while exploring new strategies, expenses decreased in 2013. Lower legal, technology and sales promotion costs were offset by higher operating costs associated with new and growing marketing services operations.
Newsprint, ink and other supplies – Expenses decreased in 2014 due to reduced newsprint costs associated with lower circulation volumes of Company and certain third-party newspapers. Newsprint consumption approximated 33,717, 36,979 and 37,302 metric tons in 2014, 2013 and 2012, respectively, at an average cost per metric ton of $589, $605, and $614, respectively. The average purchase price for newsprint was $617, $620 and $649 per metric ton in 2014, 2013, and 2012, respectively. Supplement costs also decreased due to reduced outside publications purchased for resale. These decreases were partially offset by higher ink and production materials costs associated with the commencement of printing operations for the Fort Worth Star-Telegram at the Company’s Plano, Texas productions facility. Expenses increased in 2013 due to increased costs of supplements and ink and additional preprint mail costs, offset by lower newsprint costs.
Depreciation – Expenses decreased in 2014 and 2013 due to a lower depreciable asset base as a higher level of in-service assets are fully depreciated.
Amortization – Expense increased due to amortization of customer relationships acquired in 2014 and 2013 which are amortized over a useful life of three years.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 21

Other
The table below sets forth the other components of the Company’s results of operations for the last three years.

	Years Ended December 31,
	2014	Percentage Change	2013	Percentage Change	2012
Other Income, Net
Gains on equity method investments, net	$93,898	4,038.3%	$2,269	(5.4)%	$2,399
Other income, net	5,773	(2,845.4)%	196	(80.3)%	996
Interest expense	—	(100.0)%	311	(50.6)%	629
Total other income, net	$99,671	4,527.3%	$2,154	(46.5)%	$4,024

Income tax provision	$5,978	309.5%	$1,460	(18.6)%	$1,793
Gains on equity method investments, net – Gains on equity method investments increased by $91,629 in 2014 primarily due to gains of $18,479 and $77,092 related to Classified Ventures’ sale of apartments.com and the Company’s sale of it’s membership interest in Classified Ventures, respectively. These gains were partially offset by an other-than-temporary impairment of $1,871 for the Company’s investment in Wanderful Media. The company determined that an other-than-temporary decline occurred in the value of the investment after evaluating the estimated fair value of the investee as determined by an independent valuation specialist. The Company attributes the impairment primarily to a decline in business related to Wanderful Media’s legacy products.
Other – Other income in 2014 increased due to the receipt of a $3,540 economic parity payment from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures, and from gains on real estate asset sales. Other income decreased in 2013 due to lower gains on asset sales.
Interest expense – In 2013, the Company recognized $401 of remaining debt issuance costs associated with the voluntary termination of the Company’s credit agreement, which was reduced by the release of uncertain tax positions and related interest of $108.
Tax provision – Income tax provision from continuing operations increased in 2014 due to the Company fully utilizing its remaining net operating loss tax assets against its federal income tax obligations. In 2013 and 2012, the net operating loss assets were sufficient to offset taxable earnings. The utilization of these assets in 2014 was primarily due to the significance of the gain related to the sale of Classified Ventures. See the Consolidated Financial Statements, Note 7 – Income Taxes.

PAGE 22	A. H. Belo Corporation 2014 Annual Report on Form 10-K

Earnings and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization from Continuing Operations
In addition to net income (loss) from continuing operations, the Company also evaluates earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is presented for continuing operations by adjusting for discontinued operations and losses attributable to noncontrolling interests. Adjusted EBITDA is calculated, as applicable, by adding back to EBITDA acquisition costs, non-recurring non-cash pension settlement charges, non-cash impairment expense and net investment-related gains and losses. Net investment-related gains and losses is comprised of an $18,479 gain on the sale of apartments.com by Classified Ventures, income of $3,540 related to an economic parity payment received in conjunction with its ownership of Classified Ventures, and a $77,092 gain on the sale of the Company’s membership interest in Classified Ventures, offset by an other-than-temporary impairment of $1,871 for the Company’s investment in Wanderful Media.

	Years Ended December 31,
	2014	2013	2012
Net Income (Loss) Attributable to A. H. Belo Corporation	$92,929	$16,119	$526
Less: Income (loss) from discontinued operations, net	6,770	14,010	(4,688)
Plus: Net loss attributable to noncontrolling interests	(152)	(193)	(107)
Income (loss) from continuing operations	86,007	1,916	5,107
Depreciation and amortization	14,018	14,982	17,045
Interest expense	—	311	629
Income tax provision	5,978	1,460	1,793
EBITDA from Continuing Operations	106,003	18,669	24,574
Addback:
Acquisition costs	577	—	—
Pension plan settlement loss	7,648	—	—
Net investment-related gains	(97,240)	—	—
Adjusted EBITDA from Continuing Operations	$16,988	$18,669	$24,574
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

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 23

Discontinued Operations
As a result of the sale of The Providence Journal which was completed on September 3, 2014, and the multiple sale transactions related to The Press-Enterprise, which commenced on July 8, 2013, and were completed on November 21, 2013 (see Note 2 – Discontinued Operations and Sales of Assets), the disposition and results of operations associated with these businesses are reported as discontinued operations in the Company’s financial statements. Significant components of results of operations included as discontinued operations are noted below.

	Years Ended December 31,
	2014	2013	2012
The Providence Journal
Net income from discontinued operations	$4,064	$5,365	$3,277
Gain on sale of The Providence Journal	17,104	—	—

The Press-Enterprise
Net income from discontinued operations	—	(4,700)	(8,026)
Gain on sale of The Press-Enterprise	(47)	8,656	—
Gain on sale of The Press-Enterprise office building and press equipment	—	4,746

Tax expense (benefit) from discontinued operations	14,351	57	(61)

Gain (loss) from discontinued operations	$6,770	$14,010	$(4,688)
Upon completion of these transactions, the Company no longer owns newspaper operations in either Providence, Rhode Island or Riverside, California. The Company continues to own and market for sale certain land and buildings in Providence, Rhode Island, which served as the administrative headquarters of The Providence Journal. The Company also retains the obligation for the A. H Belo Pension Plan II, which provides benefits to employees of The Providence Journal Company.
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

PAGE 24	A. H. Belo Corporation 2014 Annual Report on Form 10-K

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
Included in 2014 results is an impairment charge of $1,871 related to the Company’s investment in Wanderful Media, reducing the carrying value of the investment. In 2014, the Company determined that an other-than-temporary decline occurred in the value of its investment in Wanderful Media after evaluating the estimated fair value of the investee as determined by an independent valuation specialist. The Company attributes the impairments primarily to a decline in business related to Wanderful Media’s legacy products. An additional contribution of $1,909 was made in the second quarter of 2014 to provide capital for development of new product offerings as Wanderful Media establishes its market presence. See the Consolidated Financial Statements, Note 4 – Investments.
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

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 25

liability the net funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants, to the extent the cumulative balance in accumulated other comprehensive income (loss) exceeds 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. Participation in and accrual of new benefits to participants has been frozen since 2007 and, accordingly, on-going service costs are not a component of net periodic pension expense. From time to time, the Company-sponsored plans may settle pension obligations with certain plan participants through the plans’ master trust as part of its de-risking strategies. The gains or losses associated with settlements of plan obligations to participants are recognized to earnings if such settlements exceed the interest component of net periodic pension cost for the year. Otherwise, such amounts are included in actuarial gains (losses) in accumulated other comprehensive income (loss).
The projected benefit obligations of the A. H. Belo Pension Plans are estimated using the Citigroup Pension Yield Curve, which is based upon a portfolio of high quality corporate debt securities with maturities that correlate to the timing of benefit payments to the plans’ participants. Future benefit payments are discounted to their present value at the appropriate yield curve rate to determine the projected benefit obligation outstanding at each year end. Yield curve discount rates as of December 31, 2014 and 2013, were 3.7 percent and 4.6 percent, respectively.
Interest expense included in net periodic pension expense is based on the Citigroup Pension Yield Curve established at the beginning of the fiscal year. Interest expense for 2014, 2013 and 2012 was determined using beginning of year yield curve rates of 4.6 percent, 3.7 percent and 4.2 percent, respectively.
The Company assumed a 6.5 percent long-term rate of return on the plans’ assets in 2014, 2013 and 2012. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans. Investment strategies for the plans’ assets are based upon factors such as the remaining useful life expectancy of participants and market risks. The Company currently targets the plans’ assets invested in equity securities and fixed-income securities to approximate 50 percent and 50 percent, respectively.
The Company-sponsored plans implemented a de-risking strategy in 2012, making lump sum payouts of $10,526 to 889 participants. These liquidations reduced the projected benefit obligation by $14,500. These obligations were funded through the plans’ master trust account and are a component of 2012 benefit payments. As the cost of these settlements was less than the interest component of net periodic pension expense, the related gain (loss) associated with these settlements was reflected as a component of the actuarial loss and included in accumulated other comprehensive loss. In 2014, the Company completed a second lump sum payment offer to certain pension plan participants, totaling $52,919 to 721 participants. These liquidations reduced the projected benefit obligation by approximately $70,000. The obligations were funded through the plans’ master trust account and are a component of 2014 benefit payments. As the cost of these settlements was greater than the interest component of net periodic pension expense, the related loss associated with these settlements was recorded as a charge to pension expense of $7,648, reducing accumulated other comprehensive loss. The Company will continue to evaluate the feasibility of additional settlement of participant obligations based on the economic benefits to the Company.
Accumulated other comprehensive loss increased by $42,274 in 2014 and decreased by $58,439 in 2013, primarily due to net actuarial (gains) losses associated with the A. H. Belo Pension Plans. The net actuarial (gains) losses associated with the pension plans included $14,655 and $8,521 of higher than estimated returns on plan assets in 2014 and 2013, respectively, combined with lower discount rates in 2014 and higher discount rates in 2013 applied against the projected benefit obligation. Actuarial losses of $7,648 and $1,702 were amortized to earnings in 2014 and 2013, respectively. See the Consolidated Financial Statements, Note 8 – Pension and Other Retirement Plans.
Contingencies. A. H. Belo is involved in certain claims and litigation related to its operations. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. See the Consolidated Financial Statements, Note 11 – Commitments and Contingencies.

PAGE 26	A. H. Belo Corporation 2014 Annual Report on Form 10-K

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
Share-Based Compensation.    The Company recognizes the granting of share-based awards at fair value in the financial statements. The fair value of option awards is estimated at the date of grant using the Black-Scholes-Merton pricing model and the fair value of restricted stock unit awards (“RSU”) is the closing price of the Company’s common stock on the date of grant. Total compensation cost is amortized to earnings over the requisite service period. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a three year period. The Company records a liability for the portion of the outstanding RSUs to be redeemed in cash, which is adjusted to its fair value each period, based on the closing price of the Company’s common stock.
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
The Company also evaluates any uncertain tax positions each reporting period by tax jurisdiction to determine if it is more likely than not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements for such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If a net operating loss or other tax credit carryforward exists, the Company records the unrecognized tax benefits for such tax positions as a reduction to a deferred tax asset. Otherwise, the unrecognized tax benefits are recorded as a liability. The Company records a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in interest expense. See the Consolidated Financial Statements, Note 7 – Income Taxes.
Recent Accounting Standards
See the Consolidated Financial Statements, Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards, regarding the impact of certain recent accounting pronouncements.
Liquidity and Capital Resources
The Company’s cash balances as of December 31, 2014 and 2013, were $158,171 and $82,193, respectively. Increases in cash balances during 2014 are primarily due to significant divestiture transactions completed during the year. In 2014 and 2013, the Company was successful in divesting of newspaper assets and operations in Rhode Island and California, investments, and non-core real estate assets, all at opportunistic prices. Net pretax proceeds received from these divestitures totaled $156,473 and $50,056, in 2014 and 2013, respectively, and are discussed further in Investing Cash Flows below.
Cash flows from operating activities decreased by $35,779 in 2014, primarily due to lower margins resulting from a $13,364 decline in core print revenue, higher pension contributions of $17,927, and increased tax payments of $7,327 towards the Company’s tax liability. To address declining core print revenue, the Company has implemented cost cutting measures within its operations to align expenses with revenues. Contributions to the Company’s pension plans are made to meet minimum funding requirements, and voluntary contributions, which totaled $20,000 in 2014, were made in an effort to continue to improve the unfunded position of the pension plans as well as for tax planning purposes. No pension contributions are required in 2015. The increase in tax payments is due to taxable earnings generated from the sale of investments and newspaper assets and operations. In 2014, the Company fully utilized its remaining net operating loss tax assets generated in prior tax years. In the event taxable earnings are generated in future periods, the Company could bear a higher tax liability. As of December 31, 2014, the Company has unpaid tax obligations of $9,910.
The Company evaluates capital spending based on the expected return on investment and available cash from operating activities. In 2015, the Company anticipates capital expenditures of approximately $8,000. These expenditures are primarily directed towards building of the Company’s digital platforms and sustaining existing operations.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 27

In January 2015, the Company acquired three companies through a newly-formed holding company in which the Company has an 80 percent voting interest for $14,120 as described in Note 14 – Subsequent Events to the Company’s consolidated financial statements. The Company paid cash for the acquisition, and transaction costs are estimated to be $1,300, of which $527 were incurred in 2014. This acquisition is part of the Company’s revenue diversification strategy and priority for available cash resources will be given to purposes of future acquisitions which complement and leverage the Company’s exiting products.
The Company has returned cash to shareholders and maintained the trading value of its common stock through quarterly and special dividends and through its stock repurchase program, as discussed below in Financing Cash Flows. Payment of dividends and share repurchases are dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. In January 2015, the Company paid $50,148 for the special dividends declared in 2014.
The Company intends to deploy its cash in the long-term interests of the Company, its shareholders and employees as it seeks potential acquisition or investment opportunities complementing its advertising and marketing services products. Management works aggressively to align the current expense structure with changes in revenue and believes existing cash and cash generated from operations will be sufficient to meet foreseeable cash flow requirements for operations, capital spending and pension contributions. The following discusses the changes in cash flows by operating, investing and financing activities.
Operating Cash Flows
Net cash (used for) provided by continuing operations was $(33,318), $2,461 and $(18,818) in 2014, 2013 and 2012, respectively. Cash flows from continuing operations decreased in 2014 due to lower margins on core print operations due to the loss of display, preprint and classified advertising revenues, which declined by $(13,364) in 2014. Cash expenditures increased due to additional pension contributions in 2014 of $17,927, which included required and voluntary contributions of $9,927 and $20,000, respectively. Additional taxes of $7,327 were paid in 2014 resulting from higher taxable earnings from the sale of investments and newspaper assets and operations. The higher expenditures were offset by improved margins of $2,616 related to the marketing services operations.
Cash flows from continuing operations increased in 2013 primarily due to lower pension funding requirements as a result of favorable returns on increased plan assets. The Company made required and voluntary contributions of $7,396 and $4,604, respectively, to its pension plans in 2013. These combined contributions were lower than 2012 contributions by $20,672. Decreased funding of self-insured medical expenses of $2,728 and the receipt of $1,334 related to an amended prior year tax return also increased cash from operations in 2013.
Cash flows from continuing operations in 2012 included required and voluntary pension contributions of $22,672 and $10,000, respectively, to the Company’s pension plans. These amounts were offset by sales proceeds of $2,410 for the sale of operating assets, and other operating cash flow activity.
The 2014, 2013 and 2012 pension contributions as disclosed above include $6,180, $1,651 and $11,913 of contributions to the A. H. Belo Pension Plan II, which provides benefits to current and former employees of The Providence Journal. The obligations under this plan were not included in the sale of The Providence Journal.
Net cash provided from operating activities of discontinued operations was $6,856, $11,777 and $17,461 in 2014, 2013 and 2012, respectively. Cash activity in 2014 represented activity related to The Providence Journal operations through its September 3, 2014, sale date. Substantially all cash activity in 2013 related to The Providence Journal operations as The Press-Enterprise operations reflected break-even cash flows through its sale date of November 21, 2013. Cash activity for The Providence Journal and The Press-Enterprise was $14,362 and $3,099 in 2012, respectively.
Investing Cash Flows
Net cash provided by (used for) continuing investing activities was $100,942, $(5,629) and $(7,017) in 2014, 2013 and 2012, respectively. Cash flows provided by continuing investing activities in 2014 included proceeds related to Classified Ventures transactions totaling $100,827. These transactions included $18,861 related to Classified Ventures sale of its apartments.com business unit, $77,661 related to the Company’s sale of its units in Classified Ventures and an economic parity payment of $3,540 from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures, and $765 of dividends received. Proceeds from the sale of fixed assets of $10,085 in 2014 included the divestiture of non-core real estate assets as well as other minor asset sales. Such proceeds were partially offset by additional investments of $2,279 and higher capital expenditures of $3,586 compared to 2013.
Cash flows used for continuing investing activities decreased in 2013 due to reduced capital expenditures of $2,789 compared to 2012, offset by the purchase of additional investments of $1,377.

PAGE 28	A. H. Belo Corporation 2014 Annual Report on Form 10-K

Cash flows used for continuing investing activities in 2012 reflect fixed asset additions and a $705 investment in Wanderful Media.
Cash flows from investing activities of discontinued operations in 2014, 2013 and 2012 were $45,561, $48,313, and $(4,275), respectively. Cash activity in 2014 represented net proceeds received from the sale of The Providence Journal. In 2013, net proceeds received from the sales of The Press-Enterprise and related assets were $50,056, offset by capital spending associated with The Providence Journal. Cash activity in 2012 represented capital spending for both of the newspapers.
Financing Cash Flows
Net cash used for continuing financing activities was $44,063, $8,823 and $10,697 in 2014, 2013 and 2012, respectively. Cash used for continuing financing activities includes total dividends paid of $41,012, $6,356, and $10,947 in 2014, 2013 and 2012, respectively. Dividends paid in 2014 included a special dividend of $1.50 per share, returning $33,819 to shareholders and holders of RSUs. Sales proceeds from transactions in 2014 were partially utilized to return cash to investors through dividends. The Company is authorized to purchase up to a total of 1,500,000 shares of the Company’s Series A or Series B common stock through open market purchases or negotiated transactions, as authorized by its board of directors. In 2014, 2013 and 2012, the Company purchased 449,436, 421,070 and 74,130 shares of Series A common stock at a cost of $4,974, $2,763 and $350, respectively.
Financing Arrangements
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
Contractual Obligations
The table below sets forth the summarized commitments of the Company as of December 31, 2014. See the Consolidated Financial Statements, Note 11 – Commitments and Contingencies.

	Total	2015	2016	2017	2018	2019	Thereafter
Operating lease commitments	$4,601	$1,224	$1,129	$1,038	$748	$443	$19
Capital commitments	3,867	3,867	—	—	—	—	—
Total commitments	$8,468	$5,091	$1,129	$1,038	$748	$443	$19
The Company expects to make no required contributions to the A. H. Belo Pension Plans in 2015.
On December 11, 2014, the Company announced a $2.25 per share dividend to shareholders of record and holders of RSUs as of the close of business on December 30, 2014, totaling $50,148, which was paid on January 14, 2015. Also on December 11, 2014, the Company announced an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on February 13, 2015, which will be paid on March 6, 2015.
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

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 29

Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements, together with the Report of Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
The Company’s management, with the participation of its Chief Executive Officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2014. Based on that evaluation, management concluded that, as of such date, the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
The management of A. H. Belo is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Chief Executive Officer and principal financial officer, an assessment of the effectiveness of internal control over financial reporting was conducted as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992). Based on this assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (1992), management concluded that internal control over financial reporting was effective as of December 31, 2014.
Audit Opinion on Internal Control over Financial Reporting
The effectiveness of the Company’s internal control over financial reporting was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 37 of this Form 10-K, which is incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
On March 5, 2015, the Company’s Board of Directors and its Compensation Committee approved the Amended and Restated A. H. Belo Savings Plan effective January 1, 2015, (the “Savings Plan”) to add new participating employers under the Savings Plan in connection with the Company’s January 2015 acquisition of three companies that specialize in local marketing automation, search engine marketing, direct mail and promotional products. The Savings Plan was also restated to incorporate all prior technical and other amendments to the Savings Plan. The foregoing description of the Savings Plan is qualified in its entirety by reference to, and should be read in conjunction with, the complete text of the Savings Plan, a copy of which is filed herewith as Exhibit 10.2 (1) and incorporated by reference.

PAGE 30	A. H. Belo Corporation 2014 Annual Report on Form 10-K

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information set forth under the headings “A. H. Belo Corporation Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance – Committees of the Board – Audit Committee,” “Corporate Governance – Committees of the Board – Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 14, 2015, is incorporated herein by reference.
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
Shareholders can also obtain, without charge, printed copies of any of the materials referred to above by contacting the Company at the following address:
A. H. Belo Corporation
P. O. Box 224866
Dallas, Texas 75222-4866
Attn: Investor Relations
Telephone: (214) 977-8200
Item 11. Executive Compensation
The information set forth under the headings “Corporate Governance – Committees of the Board – Compensation Committee,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation Discussion and Analysis, – Compensation Committee Report, – Summary Compensation Table, – Grants of Plan-Based Awards in 2014, – Outstanding A. H. Belo Equity Awards at Fiscal Year-End 2014, – Option Exercises and Stock Vested in 2014, – Post-Employment Benefits, – Pension Benefits at December 31, 2014, – Non-Qualified Deferred Compensation for 2014, – Change in Control Arrangements and Other Agreements Upon Termination of Employment, – Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2014,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Director Compensation” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 14, 2015, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the headings “A. H. Belo Corporation Stock Ownership of Directors and Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 14, 2015, is incorporated herein by reference.
Information regarding the number of shares of common stock authorized for issuance under the Company’s equity compensation plans is included in the Consolidated Financial Statements, Note 5 – Long-term Incentive Plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the heading “Certain Relationships” and “Corporate Governance – Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 14, 2015, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 14, 2015, is incorporated herein by reference.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 31

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	(1) The consolidated financial statements listed in the Index to Consolidated Financial Statements included in the table of contents are filed as part of this report.
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
Amended and Restated Bylaws of the Company, effective December 11, 2014 (Exhibit 3.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2014 (Securities and Exchange Commission File No. 001-33741))

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

PAGE 32	A. H. Belo Corporation 2014 Annual Report on Form 10-K

Exhibit Number		Description
		~(5)	*
Asset Purchase Agreement among The Providence Journal Company and LMG Rhode Island Holdings, Inc. dated as of July 22, 2014 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014 (Securities and Exchange Commission file no. 001-33741))

		~(6)	*
Unit Purchase Agreement dated August 5, 2014 by and among Gannett Company, Inc., Classified Ventures, LLC, and Unitholders of Classified Ventures, LLC (Exhibit 2.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2014 (Securities and Exchange Commission file no. 001-33741))

10.2	*	Compensatory plans and arrangements:
		~(1)		A. H. Belo Savings Plan as Amended and Restated Effective January 1, 2015
		~(2)	*	A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8‑K)
			*	(a)
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

			*	(e) Form of A. H. Belo Cash Long‑Term Incentive Evidence of Grant (Exhibit 10.2 to the March 12, 2012 Form 8-K)
		~(3)	*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8‑K)
			*	(a) First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8‑K)
		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a) Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)
		~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the June 19, 2013 Form 8-K)
		~(6)	*	Daniel J. Blizzard Letter Agreement dated December 11, 2014 (Exhibit 10.1 to the December 11, 2014 Form 8-K)

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 33

Exhibit Number	Description
10.3	Agreements relating to the separation of A. H. Belo from its former parent company:
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

12	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Company
23.1	Consent of KPMG LLP
23.2	Consent of Moss Adams LLP
23.3	Consent of PwC LLP
24	Power of Attorney (set forth on the signature page(s) hereof)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32	Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
99.1	Classified Ventures, LLC financial statements
99.2	Wanderful Media, LLC financial statements
101.INS	** XBRL Instance Document
101.SCH	** XBRL Taxonomy Extension Schema
101.CAL	** XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	** XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	** XBRL Taxonomy Extension Label Linkbase Document
101.PRE	** XBRL Taxonomy Extension Presentation Linkbase Document

PAGE 34	A. H. Belo Corporation 2014 Annual Report on Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	James M. Moroney III
James M. Moroney III
Chairman of the Board, President and Chief
Executive Officer

Dated:	March 5, 2015

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 35

Exhibit 24
POWER OF ATTORNEY
The undersigned hereby constitute and appoint James M. Moroney III and Daniel J. Blizzard, and each of them and their substitutes, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Moroney III	Chairman of the Board, President and Chief Executive Officer	March 5, 2015
James M. Moroney III

/s/ Robert W. Decherd	Director	March 5, 2015
Robert W. Decherd

/s/ John A. Beckert	Director	March 5, 2015
John A. Beckert

/s/ Louis E. Caldera	Director	March 5, 2015
Louis E. Caldera

/s/ Dealey D. Herndon	Director	March 5, 2015
Dealey D. Herndon

/s/ Ronald D. McCray	Director	March 5, 2015
Ronald D. McCray

/s/ Tyree B. Miller	Director	March 5, 2015
Tyree B. Miller

/s/ John P. Puerner	Director	March 5, 2015
John P. Puerner

/s/ Nicole G. Small	Director	March 5, 2015
Nicole G. Small

/s/ Michael N. Lavey	Vice President/ Controller (Principal Financial Officer)	March 5, 2015
Michael N. Lavey

PAGE 36	A. H. Belo Corporation 2014 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
A. H. Belo Corporation:
We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income and loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited A. H. Belo Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A. H. Belo Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A. H. Belo Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, A. H. Belo Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
Dallas, Texas
March 5, 2015

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 37

A. H. Belo Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
In thousands, except share and per share amounts	2014	2013	2012
Net Operating Revenue
Advertising and marketing services	$158,183	$167,945	$170,113
Circulation	84,922	86,274	88,662
Printing, distribution and other	29,683	21,964	22,149
Total net operating revenue	272,788	276,183	280,924
Operating Costs and Expense
Employee compensation and benefits	111,710	110,412	111,255
Other production, distribution and operating costs	122,239	114,720	114,417
Newsprint, ink and other supplies	32,507	34,847	34,073
Depreciation	13,820	14,861	17,045
Amortization	198	121	—
Total operating costs and expense	280,474	274,961	276,790
Operating income (loss)	(7,686)	1,222	4,134
Other Income, Net
Gains on equity method investments, net	93,898	2,269	2,399
Other income, net	5,773	196	996
Interest expense	—	311	629
Total other income, net	99,671	2,154	2,766
Income from Continuing Operations Before Income Taxes	91,985	3,376	6,900
Income tax provision	5,978	1,460	1,793
Income from Continuing Operations	86,007	1,916	5,107
Income (loss) from discontinued operations	4,064	665	(4,749)
Gain related to the divestiture of discontinued operations, net	17,057	13,402	—
Tax expense (benefit) from discontinued operations	14,351	57	(61)
Gain (Loss) from Discontinued Operations, Net	6,770	14,010	(4,688)
Net Income	92,777	15,926	419
Net loss attributable to noncontrolling interests	(152)	(193)	(107)
Net Income Attributable to A. H. Belo Corporation	$92,929	$16,119	$526

Per Share Basis
Basic
Continuing operations	$3.84	$0.07	$0.22
Discontinued operations	0.31	0.64	(0.21)
Net income attributable to A. H. Belo Corporation	$4.15	$0.71	$0.01

Diluted
Continuing operations	$3.82	$0.07	$0.22
Discontinued operations	0.31	0.64	(0.21)
Net income attributable to A. H. Belo Corporation	$4.13	$0.71	$0.01

Weighted average shares outstanding
Basic	21,899,602	21,967,666	21,947,981
Diluted	22,006,022	22,063,741	22,065,856
See accompanying Notes to Consolidated Financial Statements.

PAGE 38	A. H. Belo Corporation 2014 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In thousands	2014	2013	2012
Net Income	$92,777	$15,926	$419
Other Comprehensive Income (Loss), Net of Tax:
Actuarial gains (losses)	(49,228)	57,458	(10,495)
Amortization of net actuarial losses	6,954	981	32
Total other comprehensive (loss) income	(42,274)	58,439	(10,463)
Comprehensive Income (Loss)	50,503	74,365	(10,044)
Comprehensive loss attributable to noncontrolling interests	(152)	(193)	(107)
Total Comprehensive Income (Loss) Attributable to A. H. Belo Corporation	$50,655	$74,558	$(9,937)
See accompanying Notes to Consolidated Financial Statements.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 39

A. H. Belo Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
In thousands, except share amounts	2014	2013
Assets
Current assets:
Cash and cash equivalents	$158,171	$82,193
Accounts receivable (net of allowance of $1,262 and $1,248 at December 31, 2014 and December 31, 2013, respectively)	34,396	32,270
Inventories	4,901	5,567
Prepaids and other current assets	8,422	5,618
Deferred income taxes, net	—	61
Assets of discontinued operations	565	42,716
Total current assets	206,455	168,425
Property, plant and equipment, at cost:
Land	22,150	25,734
Buildings and improvements	155,035	158,713
Publishing equipment	214,179	214,959
Other	79,941	88,716
Construction in process	881	876
Property, plant and equipment, at cost	472,186	488,998
Less accumulated depreciation	(410,597)	(414,135)
Property, plant and equipment, net	61,589	74,863
Intangible assets, net	656	241
Goodwill	24,582	24,582
Investments	2,572	7,333
Deferred income taxes, net	—	538
Other assets	2,893	3,236
Total assets	$298,747	$279,218
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,904	$13,717
Accrued compensation and benefits	8,233	9,816
Dividends payable	50,148	—
Other accrued expense	13,684	4,459
Advance subscription payments	15,894	14,842
Liabilities of discontinued operations	543	11,538
Total current liabilities	101,406	54,372
Long-term pension liabilities	65,859	50,082
Other post-employment benefits	2,656	2,730
Deferred income taxes, net	530	—
Other liabilities	2,277	3,258
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,341,501 and 19,931,599 shares at December 31, 2014 and December 31, 2013, respectively	203	199
Series B: issued 2,388,237 and 2,397,155 shares at December 31, 2014 and December 31, 2013, respectively	24	24
Treasury stock, Series A, at cost; 944,636 and 495,200 shares held at December 31, 2014 and December 31, 2013, respectively	(8,087)	(3,113)
Additional paid-in capital	499,320	496,682
Accumulated other comprehensive loss	(57,367)	(15,093)
Accumulated deficit	(308,330)	(310,099)
Total shareholders’ equity attributable to A. H. Belo Corporation	125,763	168,600
Noncontrolling interests	256	176
Total shareholders’ equity	126,019	168,776
Total liabilities and shareholders’ equity	$298,747	$279,218
See accompanying Notes to Consolidated Financial Statements.

PAGE 40	A. H. Belo Corporation 2014 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interests	Total
Balance at December 31, 2011	19,182,236	2,398,017	$216	$493,773	—	$—	$(63,069)	$(309,441)	$—	$121,479
Net income (loss)	—	—	—	—	—	—	—	526	(107)	419
Other comprehensive loss	—	—	—	—	—	—	(10,463)	—	—	(10,463)
Capital contributions of noncontrolling interests	—	—	—	—	—	—	—	—	162	162
Treasury stock purchases	—	—	—	—	(74,130)	(350)	—	—	—	(350)
Issuance of shares for restricted stock units	319,807	—	3	(3)	—	—	—	—	—	—
Issuance of shares for stock option exercises	136,826	16,500	2	298	—	—	—	—	—	300
Income tax benefit on options and RSUs	—	—	—	173	—	—	—	—	—	173
Share-based compensation	—	—	—	1,287	—	—	—	—	—	1,287
Conversion of Series B to Series A	12,961	(12,961)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(10,947)	—	(10,947)
Balance at December 31, 2012	19,651,830	2,401,556	221	495,528	(74,130)	(350)	(73,532)	(319,862)	55	102,060
Net income (loss)	—	—	—	—	—	—	—	16,119	(193)	15,926
Other comprehensive income	—	—	—	—	—	—	58,439	—	—	58,439
Capital contributions of noncontrolling interests	—	—	—	—	—	—	—	—	314	314
Treasury stock purchases	—	—	—	—	(421,070)	(2,763)	—	—	—	(2,763)
Issuance of shares for restricted stock units	256,548	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	18,820	—	—	69	—	—	—	—	—	69
Income tax expense on options and RSUs	—	—	—	(188)	—	—	—	—	—	(188)
Share-based compensation	—	—	—	1,275	—	—	—	—	—	1,275
Conversion of Series B to Series A	4,401	(4,401)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(6,356)	—	(6,356)
Balance at December 31, 2013	19,931,599	2,397,155	223	496,682	(495,200)	(3,113)	(15,093)	(310,099)	176	168,776
Net income (loss)	—	—	—	—	—	—	—	92,929	(152)	92,777
Other comprehensive loss	—	—	—	—	—	—	(42,274)	—	—	(42,274)
Capital contributions by noncontrolling interests	—	—	—	—	—	—	—	—	232	232
Treasury stock purchases	—	—	—	—	(449,436)	(4,974)	—	—	—	(4,974)
Issuance of shares for restricted stock units	210,522	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	190,462	—	2	939	—	—	—	—	—	941
Income tax benefit on options and RSUs	—	—	—	933	—	—	—	—	—	933
Share-based compensation	—	—	—	768	—	—	—	—	—	768
Conversion of Series B to Series A	8,918	(8,918)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(91,160)	—	(91,160)
Balance at December 31, 2014	20,341,501	2,388,237	$227	$499,320	(944,636)	$(8,087)	$(57,367)	$(308,330)	$256	$126,019
See accompanying Notes to Consolidated Financial Statements.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 41

A. H. Belo Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2014	2013	2012
Operating Activities
Net Income	$92,777	$15,926	$419
Adjustments to reconcile net income to net cash (used for) provided by operations:
Net (income) loss from discontinued operations	(6,770)	(14,010)	4,688
Net periodic benefit and contributions related to employee benefit plans	(26,448)	(16,830)	(33,896)
Equity method investment (gains) losses in excess of dividends	(18,677)	683	(201)
Depreciation and amortization	14,018	14,982	17,045
Share-based compensation	702	1,059	1,095
Gain on disposal of fixed assets	(2,787)	(6)	(387)
Deferred income taxes	780	(244)	269
Gain on investment related activity, net	(78,762)	—	—
Other operating activities	(672)	485	(144)
Changes in working capital and other operating assets and liabilities, net
Accounts receivable	1,002	(1,708)	1,177
Inventories, prepaids and other current assets	(2,138)	1,236	535
Other assets	343	(478)	1,435
Accounts payable	(813)	2,005	(2,964)
Compensation and benefit obligations	(2,564)	(1,512)	98
Other accrued expenses	(4,304)	(397)	(4,971)
Advance subscription payments	1,052	1,160	(3,016)
Other post-employment benefits	(57)	110	—
Net cash (used for) provided by continuing operations	(33,318)	2,461	(18,818)
Net cash provided by discontinued operations	6,856	11,777	17,461
Net cash (used for) provided by operating activities	(26,462)	14,238	(1,357)
Investing Activities
Investment distribution proceeds	97,440	—	—
Proceeds from sale of fixed assets	10,085	6	628
Capital expenditures, net	(7,844)	(4,258)	(7,047)
Other investment related proceeds	3,540	—	—
Purchase of investments	(2,279)	(1,377)	(742)
Proceeds from the recovery of an impaired investment	—	—	144
Net cash provided by (used for) continuing investing activities	100,942	(5,629)	(7,017)
Net cash provided by (used for) discontinued investing activities	45,561	48,313	(4,275)
Net cash provided by (used for) investing activities	146,503	42,684	(11,292)
Financing Activities
Dividends paid	(41,012)	(6,356)	(10,947)
Purchase of treasury stock	(4,974)	(2,763)	(350)
Proceeds from exercise of stock options	941	69	300
Income tax benefit on options and RSUs	933	—	173
Capital contributions by noncontrolling interests	49	227	127
Net cash used for financing activities	(44,063)	(8,823)	(10,697)
Net increase (decrease) in cash and cash equivalents	75,978	48,099	(23,346)
Cash and cash equivalents at beginning of period	82,193	34,094	57,440
Cash and cash equivalents at end of period	$158,171	$82,193	$34,094

See accompanying Notes to Consolidated Financial Statements.

PAGE 42	A. H. Belo Corporation 2014 Annual Report on Form 10-K

A. H. Belo Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1: Significant Accounting Policies and Recently Issued Accounting Standards
Description of Business.    A. H. Belo Corporation and subsidiaries (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a leading local news and information publishing company with commercial printing, distribution and direct mail capabilities, as well as expertise in emerging media and digital marketing. With a continued focus on extending the Company’s media platform, A. H. Belo is able to deliver news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles.
The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. A. H. Belo also offers digital marketing solutions through 508 Digital and Your Speakeasy, LLC and provides event promotion and marketing services through Crowdsource.
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
The FASB recently issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this amendment, requirements for reporting discontinued operations have changed. Discontinued operations may include disposals of a business, nonprofit activity or component of an entity upon meeting certain other criteria. Disposals representing components of an entity must reflect a strategic shift that has a major effect on the entity’s operations and financial results. Previous conditions prohibiting the entity from having significant continuing involvement in the disposal group and requiring the elimination of operations and cash flows from ongoing operations of the entity have been removed. The update is effective on a prospective basis for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods in those years.
In 2014, the Company completed the sale of substantially all of the assets and certain liabilities which comprise the newspaper operations of The Providence Journal, a daily newspaper in Providence, Rhode Island and the oldest continuously-published daily newspaper in the United States. In 2013, the Company completed the disposition of The Press‑Enterprise, a daily newspaper in Riverside, California, which serves the Inland Southern California region. As described in Note 2 – Discontinued Operations and Sales of Assets, these dispositions meet the criteria of discontinued operations as prescribed under the Accounting Standards Codification 205 - Presentation of Financial Statements. Accordingly, presentation of current and prior period amounts in the consolidated financial statements and notes thereto reflect continuing operations of the Company unless otherwise noted.
The update to the standard also expands the scope of ASC 205 to disposals of equity method investments and businesses that, upon initial acquisition, qualify as held for sale. Also in 2014, the Company completed the sale of its membership interest in Classified Ventures, an equity method investee. This disposition was completed prior to the Company’s adoption of ASU 2014-08 and, as such, current and prior period amounts related to the investment are presented as continuing operations of the Company.
The Company adopted ASU 2014-08 on January 1, 2015. The Company does not anticipate the implementation of this update will impact the presentation of discontinued operations within its financial statements.
Cash and Cash Equivalents.    The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 43

Accounts Receivable.    Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical write-off experience and the Company’s knowledge of the customers’ ability to pay amounts due. The Company’s policy is to write-off accounts after all collection efforts fail; generally, amounts past due by more than one year are written-off. Expense for such uncollectible amounts is included in other production, distribution and operating costs. Bad debt expense for 2014 and 2013 was $2,220 and $2,025, respectively. Write-offs, net of recoveries and other adjustments for 2014 and 2013 were $2,206 and $2,553, respectively.
Risk Concentration.    Financial instruments subject to potential concentration of credit risk include cash equivalents and accounts receivable. The Company invests available cash balances in an overnight deposit fund holding commercial paper of a single issuer. The issuer’s commercial paper is graded A1 by Moody’s and overnight holdings in the fund were $147,437 as of December 31, 2014.
A significant portion of the Company’s customer base is concentrated within the North Texas geographical area. The Company generally extends credit to customers, and the ultimate collection of accounts receivable could be affected by the national and local economy. Management continually performs credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. The Company maintains an allowance for losses based upon the collectibility of accounts receivable. Management does not believe significant credit risk exists that could have a material adverse effect on the Company’s consolidated financial condition, liquidity or results of operations.
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

PAGE 44	A. H. Belo Corporation 2014 Annual Report on Form 10-K

Investments.    The Company owns certain equity securities in companies in which it does not exercise control. For those investments where the Company is able to exercise significant influence over the investee as defined under ASC 323 – Equity Method and Joint Ventures, the Company accounts for the investment under the equity method of accounting, recognizing its share of the investee’s income or loss as a component of earnings. All other investments are recorded under the cost method and the Company recognizes income or loss upon the receipt of dividends or distributions, or upon liquidation of the investment. Each reporting period, the Company evaluates its ability to recover the carrying value of both equity and cost method investments based upon the financial strength of the investee. If the Company determines the carrying value is not recoverable, an impairment charge is recorded for the difference between the fair value of the investment and the carrying value.
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
Pension and Other Retirement Obligations.    The Company follows accounting guidance for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants, to the extent the cumulative balance in accumulated other comprehensive income (loss) exceeds 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. Participation in and accrual of new benefits to participants has been frozen since 2007 and, accordingly, on-going service costs are not a component of net periodic pension expense. From time to time, the Company-sponsored plans may settle pension obligations with certain plan participants through the plans’ master trust as part of its de-risking strategies. The gains or losses associated with settlements of plan obligations to participants are recognized to earnings if such settlements exceed the interest component of net periodic pension cost for the year. Otherwise, such amounts are included in actuarial gains (losses) in accumulated other comprehensive income (loss).
The A. H. Belo Savings Plan is the Company's defined contribution plan. As a result of fulfilling its obligations to the A.H. Belo Pension Transition Supplement Plan and in order to achieve efficient administration of the Company’s defined contribution plans, the A. H. Belo Pension Transition Supplement Plan was merged into the A.H. Belo Savings Plan in 2013 and ceased to exist as a stand-alone benefit plan of the Company. Contributions by the Company to its defined contribution plan are subject to change at management's discretion. The Company recognizes expense for contributions to the plan based on current commitments made by management to plan participants.
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
Share-Based Compensation.    The Company recognizes the granting of share-based awards at fair value in the financial statements. The fair value of option awards is estimated at the date of grant using the Black-Scholes-Merton pricing model and the fair value of restricted stock unit awards (“RSU”) is the closing price of the Company’s common stock on the date of grant. Total compensation cost is amortized to earnings over the requisite service period. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of three years. The Company records a liability for the portion of the outstanding RSUs to be redeemed in cash, which is adjusted to its fair value each period, based on the closing price of the Company’s common stock.
Shareholders’ Equity.    The Company authorized the issuance of shares of Series A and Series B common stock. Series A common stock has one vote per share and Series B common stock has 10 votes per share. Shares of Series B common stock are convertible at any time on a share-for-share basis into shares of Series A common stock, but not vice versa.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 45

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
Accumulated other comprehensive income (loss) consists of actuarial gains and losses associated with the A. H. Belo Pension Plans and prior service costs and deferral of gains resulting from negative plan amendments related to other post-employment benefit plans. The cumulative balances are amortized to earnings over the weighted average remaining life expectancy of the participants to the extent such balances exceed 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. The Company discloses amounts reclassified from accumulated other comprehensive income (loss) to net income in Note 9 – Accumulated Other Comprehensive Loss.
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
The FASB recently issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance generally clarified the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for fiscal years and interim periods beginning after December 15, 2016, and interim periods in those years. The Company is currently evaluating the impact this update will have on its recognition and presentation of revenues within the consolidated statements of operations.
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
The Company also evaluates any uncertain tax positions each reporting period by tax jurisdiction to determine if it is more likely than not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements for such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If a net operating loss or other tax credit carryforward exists, the Company records the unrecognized tax benefits for such tax positions as a reduction to a deferred tax asset. Otherwise, the unrecognized tax benefits are recorded as a liability. The Company records a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in interest expense.

PAGE 46	A. H. Belo Corporation 2014 Annual Report on Form 10-K

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
Segments.    The Company’s operating segments are defined by the operating activities which leverage the customer base, content and other assets of its newspapers. As of December 31, 2014, the Company operates as one segment.
Fair Value Measurements.    The Company’s financial instruments, including cash, cash equivalents, accounts receivable, interest receivable, accounts payable and amounts due to customers are carried at cost, which approximates its fair value because of the short-term nature of these instruments.
Other New Accounting Pronouncements. The FASB recently issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). This standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate the adoption of this standard to have a material impact on the presentation of the consolidated financial statements or footnotes.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 47

Note 2: Discontinued Operations and Sales of Assets

Discontinued Operations. On September 3, 2014, The Providence Journal Company, a wholly-owned subsidiary of the Company, completed a transaction for the (i) sale of substantially all of the assets comprising the newspaper operations of The Providence Journal and related real property located in Providence, Rhode Island, and (ii) assumption of certain liabilities by LMG Rhode Island Holdings, Inc. (“LMG”), a subsidiary of New Media Investment Group Inc. The purchase price consisted of $46,000 plus a working capital adjustment of $2,654. Closing costs of $110 and estimated selling and exit costs of $3,237 were recognized, and a pretax gain on the sale of $17,104 was recorded in 2014.
In July 2013, the Company completed the sale of the headquarters building and certain press equipment used by The Press-Enterprise in its operations. Total proceeds of $29,093 were received, after selling costs of $1,457. The Company recorded a pretax gain of $4,746 related to these transactions in the third quarter of 2013. On November 21, 2013, the Company completed the sale of the newspaper operations of The Press-Enterprise, including the production facility and related land, to Freedom Communications, Inc. (“Freedom Communications”) under a definitive asset purchase agreement, resulting in sales proceeds of $27,828. A gain of $8,656 was recorded in the fourth quarter of 2013, which was decreased by $47 in 2014.

Upon completion of these divestitures, the Company no longer owns newspaper operations in Providence, Rhode Island or Riverside, California. The Company continues to hold and market for sale certain land and buildings in Providence, Rhode Island, including the administrative headquarters of The Providence Journal. The Company also retains the obligation for the A. H. Belo Pension Plan II, which provides benefits to employees of The Providence Journal Company.
As a result of the above transactions, the activity and balances of The Providence Journal and The Press-Enterprise are presented as discontinued operations. Major components of these amounts presented as discontinued operations in the consolidated financial statements are set forth below.

	Years Ended December 31,
	2014	2013	2012
Income (loss) from discontinued operations
The Providence Journal
Revenue	$58,591	90,068	93,766
Costs and expense	(54,527)	(84,703)	(90,489)
	4,064	5,365	3,277
The Press-Enterprise
Revenue	—	46,648	65,356
Costs and expense	—	(51,348)	(73,382)
	—	(4,700)	(8,026)
Income (loss) from discontinued operations	4,064	665	(4,749)
Gain related to the divestiture of discontinued operations, net
Gain on sale of The Providence Journal	17,104	—	—
Gain on sale of The Press-Enterprise	(47)	8,656	—
Gain on sale of The Press-Enterprise office building and press equipment	—	4,746	—
	17,057	13,402	—
Tax expense (benefit) from discontinued operations
The Providence Journal	14,351	124	11
The Press-Enterprise	—	(67)	(72)
	14,351	57	(61)
Gain (loss) from discontinued operations	6,770	14,010	(4,688)

PAGE 48	A. H. Belo Corporation 2014 Annual Report on Form 10-K

	December 31,	December 31,
	2014	2013
Assets of discontinued operations
The Providence Journal
Current assets	$312	$13,343
State income tax receivable	253	—
Property, plant and equipment, net	—	22,249
Other assets	—	5,491
Total	565	41,083

The Press-Enterprise
Current assets	—	1,633
Total	—	1,633
Total assets of discontinued operations	$565	$42,716
Liabilities of discontinued operations
The Providence Journal
Accrued expenses	$543	$5,168
Deferred revenue	—	4,342
Total	543	9,510
The Press-Enterprise
Accrued expenses	—	2,028
Total	—	2,028
Total liabilities of discontinued operations	$543	$11,538
Other Dispositions. In 2014, the Company completed the sales of various parcels of property, including land and buildings, to third-party buyers. In the fourth quarter of 2014, the Company sold the land and building formerly used as a commercial packaging operation in southern Dallas, generating sales proceeds of $6,677 and a gain of $1,827. During the third quarter of 2014, the Company received sales proceeds totaling $3,408 for the sales of land and buildings in Riverside, California and 97 acres of undeveloped land in southern Dallas, Texas, resulting in gains totaling $862.
Note 3: Goodwill and Intangible Assets
The Company recorded goodwill and intangible assets from its previous acquisitions. At December 31, 2014 and 2013, the carrying value of goodwill was $24,582.
As of December 31, 2014, the Company operated as a single reporting unit and performed its annual impairment testing under which a qualitative assessment was performed to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying value. The qualitative factors considered included the market capitalization of the Company, industry trends, management’s plan for existing assets and other factors that could have an economic impact on the reporting unit. If this assessment suggested the fair value of the reporting unit was less than its carrying value, the Company would then use a discounted cash flow model to estimate the fair value of the reporting unit, giving consideration to factors such as pricing of recent mergers and acquisitions, earnings multiples among industry peers and recent performance of the Company’s stock.
Upon completion of the qualitative assessment, the Company believes the market capitalization and the liquidity of the Company suggest the fair value of its reporting unit exceeded its carrying value by a margin in excess of 75 percent as of December 31, 2014, and no further impairment analysis was considered necessary.
The carrying value of customer relationships amortized over an estimated useful life of three years, is set forth in the table below.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 49

	December 31,	December 31,
	2014	2013
Gross intangible assets	$975	$362
Accumulated amortization	(319)	(121)
Net balance	$656	$241
Amortization expense for intangible assets for 2014 and 2013 was $198 and $121, respectively. Amortization expense is expected to be $328, $207 and $121 for 2015, 2016 and 2017, respectively, at which time the intangibles will be fully amortized.
Note 4: Investments
The Company owns investment interests in various entities which are recorded under the equity method or cost method of accounting, or consolidated if the Company holds a controlling financial interest. Under the equity method, the Company records its share of the investee’s earnings or losses each period as a component of other income, net, in the consolidated statements of operations. Under the cost method, the Company records earnings or losses when such amounts are realized. The Company evaluates the recoverability of its investments each period and estimates the fair value of its investments if identified events or circumstances indicate a significant adverse effect on the carrying value. Net gains on equity method investments were $93,898, $2,269 and $2,399 for the years ended December 31, 2014, 2013 and 2012, respectively. The table below sets forth the Company’s investments.

	December 31,	December 31,
	2014	2013
Equity method investments	$1,640	$6,401
Cost method investments	932	932
Total investments	$2,572	$7,333
Equity method investments. Investments recorded under the equity method of accounting include the following:
Classified Ventures, LLC (“Classified Ventures”) – The Company owned a 3.3 percent interest in Classified Ventures through its sale date on October 1, 2014. The principal business of Classified Ventures is the operation of cars.com. On April 1, 2014, Classified Ventures sold its apartments.com business unit for $585,000. Distribution proceeds of $18,861 were received and a gain of $18,479 was recorded related to the sale. On October 1, 2014, the Company completed a transaction with Gannett Co. Inc. and other unit holders of Classified Ventures whereby Gannett acquired all membership interests from the unit holders for Classified Ventures’ remaining business which primarily consists of cars.com. Pre-tax cash proceeds of $77,661. were received, net of selling costs, and escrow proceeds of $3,280 will be received within one year. A gain of $77,092 was recorded related to the transaction. The Company entered into a new, five-year affiliate agreement with Classified Ventures that will allow The Dallas Morning News to continue to resell cars.com products and services exclusively in its local market. The affiliate agreement increases the wholesale rate that the Company will pay to Classified Ventures for selling cars.com products. The Company received dividends of $765, $2,952 and $2,427 from Classified Ventures in 2014, 2013 and 2012, respectively. Other income of $3,540 was recorded for the receipt of an economic parity payment from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures.
Wanderful Media, LLC (“Wanderful”) – The Company owns a 13.0 percent interest in Wanderful, which operates FindnSave.com, a digital shopping platform where consumers can find national and local retail goods and services for sale. This platform combines local media participation with advanced search and database technology to allow consumers to view local advertised offers and online sales circulars or search for an item and receive a list of local advertisers and the price and terms offered for the searched item. It also provides key logistics technology and incentives to drive consumers to retailer locations.
In 2014, the Company determined that an other-than-temporary decline occurred in the value of its investment in Wanderful Media after evaluating the estimated fair value of the investee as determined by an independent valuation specialist, which resulted in an impairment charge of $1,871. The Company attributes the impairment primarily to a decline in business related to Wanderful Media’s legacy products. An additional contribution of $1,909 was made in 2014 to provide capital for development of new product offerings as Wanderful Media establishes its market presence.
The Company included the consolidated financial statements for Classified Ventures as of December 31, 2014, 2013 and 2012, and Wanderful Media as of December 31, 2014, as exhibits to the Company’s 2014 Annual Report on Form 10-K, as each represented a significant subsidiary as defined by Securities and Exchange Commission regulations for the respective periods.

PAGE 50	A. H. Belo Corporation 2014 Annual Report on Form 10-K

Consolidated investments. The Company owns a 70.0 percent interest in Your Speakeasy, LLC (“Speakeasy”), which targets middle-market business customers and provides turnkey social media account management and content development services. The Company owns a 51.0 percent interest in Untapped Festivals, LLC (“Untapped”), which hosts festivals providing food, craft beer and entertainment across events across major Texas cities.
Note 5: Long-term Incentive Plans
A. H. Belo sponsors a long-term incentive plan under which 8,000,000 common shares were authorized for equity based awards. Awards may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units or stock appreciation rights. In addition, stock options may be accompanied by full and limited stock appreciation rights. Rights and limited stock appreciation rights may also be issued without accompanying stock options. Awards under the plan were also granted to holders of stock options issued by the former parent company in connection with the Company’s separation from the former parent. The Company recognizes compensation expense for any awards related to its respective employees, regardless of which company ultimately issued the awards.
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
The table below sets forth a summary of stock option activity under the A. H. Belo long-term incentive plan.

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2011	1,696,690	$16.99
Exercised	(153,326)	1.97
Canceled	(327,684)	20.64
Outstanding at December 31, 2012	1,215,680	17.90
Exercised	(18,820)	3.70
Canceled	(286,327)	27.13
Outstanding at December 31, 2013	910,533	15.29
Exercised	(190,462)	4.94
Canceled	(287,348)	25.37
Outstanding at December 31, 2014	432,723	$13.15
The table below summarizes vested and exercisable A. H. Belo stock options outstanding as of December 31, 2014.

Range of Exercise Prices			Number of Options Outstanding	Weighted-Average Remaining Life (years)	Weighted-Average Exercise Price
$0.00	-	$9.99	204,270	3.8	$4.29
$10.00	-	$19.99	58,832	1.7	18.30
$20.00	-	$29.99	169,621	0.9	22.04
			432,723	2.4	$13.15
The intrinsic value of options exercised in 2014, 2013, and 2012 was $1,099, $91 and $395, respectively, and the intrinsic value of outstanding options at December 31, 2014 was $1,245. As of December 31, 2014, the Company’s employees and non-employee

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 51

directors held 315,322 A. H. Belo stock options and the remaining 117,401 stock options are held by former parent company employees.
Restricted Stock Units. Under A. H. Belo’s long-term incentive plan, the Company’s board of directors periodically awards RSUs. The RSUs have service and/or performance conditions and vest over a period of up to three years. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of three years. As of December 31, 2014, the liability for the portion of the award to be redeemed in cash was $1,766. The table below sets forth a summary of RSU activity under the A. H. Belo long-term incentive plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2011	1,002,230				$6.01
Granted	375,686				4.82
Vested	(533,043)	319,807	213,236	$1,025	5.22
Canceled	(33,255)				6.13
Non-vested at December 31, 2012	811,618				5.97
Granted	344,811				5.51
Vested	(427,611)	256,548	171,063	$939	5.49
Non-vested at December 31, 2013	728,818				5.59
Granted	123,232				11.85
Vested	(350,892)	210,522	140,370	$1,489	6.05
Non-vested at December 31, 2014	501,158				$6.81
The fair value of the RSUs granted is determined using the closing trading price of the Company’s shares on the grant date. As of December 31, 2014, the Company had $234 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 0.7 years.
Compensation Expense. A. H. Belo recognizes compensation expense for any awards issued to its employees and directors under its long-term incentive plan. Compensation expense related to Company issued stock awards is set forth in the table below.

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
2014	$702	$1,117	$1,819
2013	1,059	1,330	2,389
2012	1,095	830	1,925
Note 6: Long-term Debt
In January 2013, the Company voluntarily terminated its credit agreement as cash flows from operations were sufficient to meet liquidity requirements and the credit agreement had not been drawn upon since 2009. All liens and security interests under the credit agreement were released and no early termination penalties were incurred by the Company as a result of the termination. Unamortized debt issuance costs of $401 were recorded to interest expense in 2013 as a result of the termination.

PAGE 52	A. H. Belo Corporation 2014 Annual Report on Form 10-K

Note 7: Income Taxes
The table below sets forth the income tax provision related to continuing operations.

	2014	2013	2012
Current
Federal	$3,865	$—	$—
State	1,333	1,704	1,524
Total current	5,198	1,704	1,524
Deferred
Federal	28,577	2,317	1,811
State	646	(394)	182
Total deferred	29,223	1,923	1,993
Valuation allowance	(28,443)	(2,167)	(1,724)
Total income tax provision	$5,978	$1,460	$1,793
The table below reconciles the income tax provision for continuing operations computed by applying the applicable United States federal income tax rate to the tax provision computed at the effective income tax rate.

	2014	2013	2012
Computed expected income tax provision	$32,195	$1,182	$2,415
State income tax (net of federal benefit)	1,314	852	1,297
Valuation allowance	(28,443)	(2,167)	(1,724)
Equity compensation	—	1,582	—
Recognition of equity windfall	—	(563)	—
Other	912	574	(195)
Income tax provision	$5,978	$1,460	$1,793
Effective income tax rate	6.5%	43.2%	26.0%
As a result of the sale of The Providence Journal and the investment in Classified Ventures, the Company generated taxable income. Accordingly, the tax provision was reduced for changes in the valuation allowance, primary resulting from the use of $19,567 of net operating loss carryforwards. As of December 31, 2014, the Company had no cumulative federal or state net operating loss assets. In 2013, tax provision increased due to canceled equity compensation awards that could not be recognized in additional paid in capital.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 53

The table below sets forth the significant components of the Company’s deferred tax liabilities and assets.

	December 31,
	2014	2013
Deferred tax assets
Deferred compensation and benefits	$1,671	$2,923
Expenses deductible for tax purposes in a year different from the year accrued	1,221	2,612
Tax depreciation less than book depreciation	3,541	6,964
Defined benefit plans	22,952	18,071
Net operating loss	—	19,853
Investments	2,317	420
Other	370	1,013
Total deferred tax assets	32,072	51,856
Valuation allowance for deferred tax assets	(31,498)	(46,189)
Deferred tax assets, net	574	5,667
Deferred tax liabilities
Tax amortization in excess of book amortization	935	1,769
State taxes	169	3,299
Total deferred tax liabilities	1,104	5,068
Net deferred tax (liabilities) assets	$(530)	$599
Deferred taxes are classified as current and long-term deferred assets or liabilities based on the classification of the related assets or liabilities in the Company’s consolidated balance sheets as of December 31, 2014 and 2013. Deferred tax assets related to net losses recorded in accumulated other comprehensive loss as of December 31, 2014 and 2013, respectively, are fully reserved and there is no net effect to tax provision for 2014, 2013 or 2012. The Company places a threshold for recognition of deferred tax assets based on whether it is more likely than not that these assets will be realized. In making this determination, all positive and negative evidence is considered, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income and taxable income in prior carryback years.
In accordance with realization requirements of ASC 718 – Stock Compensation, certain 2011 and 2012 tax deductions totaling $104, related to equity compensation in excess of recognized compensation expense, had not been recognized and were not included in the 2013 deferred tax assets because of available net operating loss assets. In the fourth quarter 2014, these prior year deductions and 2014 tax deductions of $829 were recognized, resulting in an increase to additional paid in capital.
During 2013, the Company effectively completed the U.S. federal audit for tax years 2008 and 2009. The audit resulted in a 2013 refund of $1,334 due to the carryback of taxable losses to a prior tax return of the former parent company. The Company is not currently under examination by federal or state jurisdictions for income tax purposes. Additionally, the Company made income tax payments, net of refunds, of $8,759 and $1,432 in 2014 and 2013, respectively. The increase in 2014 taxes paid primarily reflects federal income tax.
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

PAGE 54	A. H. Belo Corporation 2014 Annual Report on Form 10-K

The Company evaluates uncertain tax positions and recognizes a liability for the tax benefit associated with an uncertain position only if it is more likely than not the position will not be sustained on examination by taxing authorities, based on the technical merits of the position. In 2010, the Company identified a tax benefit that did not meet the more likely than not criteria as stipulated in the accounting guidance that the position would be sustainable. As a result, the Company recorded a reserve for this item in other liabilities at December 31, 2011, for the portion of the tax benefit that was not greater than 50 percent likely to be realized upon settlement with a taxing authority. In 2013, federal regulations were further clarified. As a result, the Company filed certain accounting method changes to comply with the newly issued regulations. As such, the Company reversed the unrecognized tax benefit in 2013. The Company has concluded there are no uncertain tax positions as of December 31, 2014 and 2013. The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit.

	2014	2013
Balance at January 1	$—	$324
Reductions for tax positions of prior years	—	(324)
Balance at December 31	$—	$—
Note 8: Pension and Other Retirement Plans
Defined Benefit Plans. The Company sponsors the A. H. Belo Pension Plans, which provide benefits to approximately 4,000 current and former employees of the Company. A. H. Belo Pension Plan I provides benefits to certain employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain employees of The Providence Journal Company, the obligation for which was retained by the Company in the sale transaction of the newspaper operations of The Providence Journal. No additional benefits are accruing under the A. H. Belo Pension Plans, as future benefits were frozen prior to the plans’ effective date.
The Company made required contributions of $9,927 and $7,396 in 2014 and 2013, respectively, and voluntary contributions of $20,000 and $4,604 in 2014 and 2013, respectively, to the A. H. Belo Pension Plans, directly reducing the unfunded projected pension obligation of these plans. Actuarial gains (losses) of $(49,243), $57,171 and $(10,613) were recorded to other comprehensive income (loss) in 2014, 2013 and 2012, respectively, see Note 9 – Accumulated Other Comprehensive Loss for information on amounts recorded to accumulated other comprehensive income.
The Company-sponsored plans implemented a de-risking strategy whereby voluntary and mandatory lump sum payments to participants may be made to decrease future benefit obligations. Payments to 721 and 889 participants totaling $52,919 and $10,526 were made in 2014 and 2012, respectively. These liquidations reduced projected benefit obligations by approximately $70,000 and $14,500 in 2014 and 2012, respectively. The obligations were funded through the plans’ master trust account and are a component of benefit payments as shown in the table below. A charge of $7,648 was recorded to pension expense in 2014 related to the amortization of prior period actuarial losses associated with the liquidated obligations. No such charge was recorded in 2012 as the cost of these settlements was less than the interest component of net periodic pension expense. The related cost associated with 2012 settlements was reflected as a component of the actuarial loss and included in accumulated other comprehensive loss. The Company will continue to evaluate the feasibility of additional settlements of participant obligations based on the economic benefits to the Company.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 55

The table below sets forth summarized financial information about the A. H. Belo Pension Plans.

	2014	2013
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$388,698	$441,395
Interest cost	17,320	15,995
Actuarial (gain) loss	63,898	(48,649)
Benefit payments	(73,260)	(20,043)
Projected benefit obligation at end of year	396,656	388,698
Change in plan assets
Fair value of plan assets at beginning of year	338,616	318,574
Return on plan assets	35,514	28,085
Employer contributions	29,927	12,000
Benefit payments	(73,260)	(20,043)
Fair value of plan assets at end of year	330,797	338,616
Funded status	$(65,859)	$(50,082)
Amounts recorded on the balance sheet
Noncurrent liability - Accrued benefit cost	$65,859	$50,082

Accumulated benefit obligation	$396,656	$388,698
Net Periodic Pension Expense
The projected benefit obligations of the A. H. Belo Pension Plans are estimated using the Citigroup Pension Yield Curve, which is based upon a portfolio of high quality corporate debt securities with maturities that correlate to the timing of benefit payments to the plans’ participants. Future benefit payments are discounted to their present value at the appropriate yield curve rate to determine the projected benefit obligation outstanding at each year end. Yield curve discount rates as of December 31, 2014, and 2013, were 3.7 percent and 4.6 percent, respectively.
Interest expense included in net periodic pension expense is based on the Citigroup Pension Yield Curve established at the beginning of the fiscal year. Interest expense for 2014, 2013 and 2012 was determined using beginning of year yield curve rates of 4.6 percent, 3.7 percent and 4.2 percent, respectively.
The Company assumed a 6.5 percent long-term return on the plans’ assets in 2014, 2013 and 2012. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans. Investment strategies for the plans’ assets are based upon factors such as the remaining useful life expectancy of participants and market risks. The table below sets forth components of net periodic pension expense for 2014, 2013 and 2012.

	2014	2013	2012
Interest cost	$17,320	$15,995	$17,300
Expected return on plans' assets	(20,859)	(19,563)	(18,400)
Amortization of actuarial loss	—	1,702	700
Recognized settlement loss	7,648	—	—
Net periodic pension expense (benefit)	$4,109	$(1,866)	$(400)

PAGE 56	A. H. Belo Corporation 2014 Annual Report on Form 10-K

Plan Assets
The Company is responsible for directing the investment strategies of the A. H. Belo Pension Plans’ assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risks. The long-term targeted allocation of the plans’ assets invested in equity securities and fixed-income securities is 50.0 percent and 50.0 percent, respectively. These targets are determined by matching the actuarial projections of the plans’ future liabilities and benefit payments with the expected long-term rates of return on assets and expected market risks. Investment risk is continuously monitored and plan assets are rebalanced to target allocations to meet the Company’s strategy and the plans’ liquidity needs. At December 31, 2014, the plans’ investments in equity securities and fixed income securities accounted for 49.0 percent and 51.0 percent of the total non-cash holdings, respectively.
The table below sets forth the A. H. Belo Pension Plans’ assets at fair value as of December 31, 2014 and 2013, with inputs used to develop fair value measurements.

			Fair Value Measurements Using
	Total		Quoted Price in Active Markets for Identical Assets (Level I)		Significant Other Observable Inputs (Level II)		Significant Unobservable Inputs (Level III)
Description	2014	2013	2014	2013	2014	2013	2014	2013
Cash and money market funds	$6,485	$5,389	$6,485	$5,389	$—	$—	$—	$—
Equity Funds
U.S. Equity Securities	115,253	107,281	—	—	115,253	107,281	—	—
International Equity Securities	43,675	58,690	8,071	10,633	35,604	48,057	—	—
Fixed Income Funds
Domestic Corporate and Government Debt Securities	77,488	92,804	—	—	77,488	92,804	—	—
Domestic Corporate Debt Securities	80,906	67,827	—	—	80,906	67,827	—	—
International Corporate and Government Debt Securities	6,990	6,625	—	—	6,990	6,625	—	—
Total	$330,797	$338,616	$14,556	$16,022	$316,241	$322,594	$—	$—
Inputs and valuation techniques used to measure the fair value of plan assets vary according to the type of asset being valued. Cash and money market funds, as well as exchange traded funds, are designated as Level I. Remaining equity securities and fixed income securities represent units of commingled pooled funds and fair values are based on net asset value (“NAV”) of the units of the fund determined by the fund manager. Commingled pooled funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors than retail mutual funds. As commingled pooled funds are typically only accessible by institutional investors, the NAV is not readily observable by non-institutional investors. Equity securities held through units in these funds are monitored as to issuer and industry. As of December 31, 2014, there were no significant concentrations of equity or debt securities in any single issuer or industry.
Other
The table below sets forth the Company’s expected future benefit payments as of December 31, 2014.

Payment year	Expected Benefit Payments
2015	$21,809
2016	21,907
2017	22,045
2018	22,257
2019	22,378
2020 – 2024	113,675

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 57

The Company expects to make no required contributions to the A. H. Belo Pension Plans in 2015.
Other defined benefit plans – A. H. Belo also sponsors post-retirement benefit plans which provide health and life insurance benefits for certain retired employees.  These plans were frozen subsequent to the separation from the former parent company and no future benefits accrue. The Company recorded a liability of $1,651 and $1,680 related to these plans as of December 31, 2014 and 2013, respectively. A net benefit of $630, $631 and $602 in 2014, 2013 and 2012, respectively, was recorded to employee compensation and benefits. The net benefit primarily represents amortization of actuarial gains (losses) and prior service costs, offset by interest expense associated with the actuarial liability. Actuarial gains of $15, $287 and $118 were recorded to other comprehensive income (loss) in 2014, 2013 and 2012, respectively. See Note 9 – Accumulated Other Comprehensive Loss for information on balances recorded to accumulated other comprehensive income (loss).
Defined Contribution Plans. The A. H. Belo Savings Plan, a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation, as provided by the plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation (less required withholdings and deductions) up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis.  The Company recorded expense of $987, $973 and $919 in 2014, 2013 and 2012, respectively, for matching contributions to these plans.
The Company sponsored the A. H. Belo Pension Transition Supplement Plan (“PTS Plan”), a defined contribution plan, which covered certain employees affected by the curtailment of a defined benefit plan sponsored by the former parent company.  The Company was obligated to make contributions to this plan based on the earnings of actively employed participants for a period of five years, which concluded on March 31, 2013. The Company recorded expense for the PTS Plan of $598 and $2,227 in 2013 and 2012, respectively. Contributions, generally paid in the first quarter following each plan year were $2,826 and $2,305 in 2013 and 2012, respectively. As a result of fulfilling its obligations to the PTS Plan and in order to achieve efficient administration of the Company's defined contribution plans, the PTS Plan was merged into the A. H. Belo Savings Plan on July 1, 2013. Accordingly, individual participant account balances within the PTS Plan were transferred to their respective accounts of the A. H. Belo Savings Plan and the PTS Plan has ceased to exist as a stand alone benefit plan of the Company.
Note 9: Accumulated Other Comprehensive Loss
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

	2014			2013
	Total	Defined benefit pension plans	Other post-employment benefit plans	Total	Defined benefit pension plans	Other post-employment benefit plans
Balance, beginning of period	$(15,093)	$(16,059)	$966	$(73,532)	$(74,932)	$1,400
Amortization	6,954	7,648	(694)	981	1,702	(721)
Actuarial gains (losses)	(49,228)	(49,243)	15	57,458	57,171	287
Balance, end of period	$(57,367)	$(57,654)	$287	$(15,093)	$(16,059)	$966

The Company records amortization of accumulated other comprehensive loss in salaries, wages and employee benefits in the consolidated statements of operations. In 2015, the Company anticipates amortizing $1,251 of net losses in accumulated other comprehensive loss related to its defined benefit pension plans and other post-employment benefit plans. Deferred tax assets related to amounts recorded in accumulated other comprehensive loss in 2014 and 2013 are fully reserved. See Note 7 – Income Taxes.

PAGE 58	A. H. Belo Corporation 2014 Annual Report on Form 10-K

Note 10: Earnings Per Share
The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	2014	2013	2012
Earnings (numerator)
Net income attributable to A. H. Belo Corporation	$92,929	$16,119	$526
Less: Income (loss) from discontinued operations, net	6,770	14,010	(4,688)
Less: Income to participating securities	2,118	535	390
Net income available to common shareholders from continuing operations	$84,041	$1,574	$4,824

Shares (denominator)
Weighted average common shares outstanding (basic)	21,899,602	21,967,666	21,947,981
Effect of dilutive securities	106,420	96,075	117,875
Adjusted weighted average shares outstanding (diluted)	22,006,022	22,063,741	22,065,856

Earnings per share from continuing operations
Basic	$3.84	$0.07	$0.22
Diluted	$3.82	$0.07	$0.22
Holders of service-based RSUs participate in A. H. Belo dividends on a one-on-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.
The Company considers outstanding stock options and RSUs in the calculation of its earnings per share. A total of 729,611, 1,474,999 and 1,909,423 options and RSUs outstanding as of December 31, 2014, 2013 and 2012, respectively, were excluded from the calculation because they did not affect the earnings per share for common shareholders or the effect was anti-dilutive.
Note 11: Commitments and Contingencies
As of December 31, 2014, the Company had contractual obligations for leases and capital expenditures that primarily related to newspaper production equipment. The table below sets forth the summarized commitments of the Company as of December 31, 2014.

	Total	2015	2016	2017	2018	2019	Thereafter
Operating lease commitments	$4,601	$1,224	$1,129	$1,038	$748	$443	$19
Capital commitments	3,867	3,867	—	—	—	—	—
Total commitments	$8,468	$5,091	$1,129	$1,038	$748	$443	$19
Total lease expense for property and equipment was $1,724, $1,813 and $1,883 in 2014, 2013 and 2012, respectively.
The Company funds the A. H. Belo Pension Plans to meet or exceed statutory requirements and currently expects to make no required contributions to these plans in 2015. See Note 8 – Pension and Other Retirement Plans for discussion of pension funding relief.
On December 11, 2014, the Company announced a $2.25 per share dividend to shareholders of record and holders of RSUs as of the close of business on December 30, 2014, totaling $50,148, which was paid on January 14, 2015. Also on December 11, 2014, the Company announced an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on February 13, 2015, which will be paid on March 6, 2015.
A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 59

Note 12: Related Party Transactions
In connection with the Company’s separation from its former parent, the Company entered into various agreements under which the Company and Belo Corp. (“Belo”), its former parent company, furnished services to each other through 2013. During 2013 and 2012, Belo provided $853 and $1,399, respectively, in legal, payroll and accounts payable services to the Company. The Company was also able to carryback taxable losses against Belo’s taxable income from prior years, as described in Note 7 – Income Taxes.
Note 13: Supplemental Cash Flow Data
The table below sets forth supplemental disclosures related to the Company’s Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2014	2013	2012
Income tax paid, net of refunds	$8,759	$1,432	$1,489
Noncash investing and financing activities:
Dividends payable at year-end	$50,148	$—	$—
Receivable for investment sales proceeds	$3,280	$—	$—
Impairment of equity method investment	$1,871	$—	$—
Noncash contributions by noncontrolling interests	$183	$87	$35
Note 14: Subsequent Events

On January 5, 2015, the Company acquired an 80 percent voting interest in Distribion, Inc., Vertical Nerve, Inc. and CDFX, LLC for $14,120. The three companies, located in Dallas, Texas, specialize in local marketing automation, search engine marketing, direct mail and promotional products. A. H. Belo's acquisition of the three companies represents another step in its ongoing strategy to diversify the Company's revenue sources and provide an opportunity for existing and future advertising clients to take advantage of data driven marketing automation technology and services.

Costs related to the transaction are estimated to be $1,300, of which $527 were incurred in 2014 and were recorded in other production, distribution and operating costs. The Company expects to finalize its allocation of the purchase price by the end of the second quarter of 2014.

PAGE 60	A. H. Belo Corporation 2014 Annual Report on Form 10-K

Note 15: Quarterly Results of Operations (Unaudited)
The table below sets forth a summary of the unaudited consolidated quarterly results of operations for 2014 and 2013.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
Continuing Operations:
Net Operating Revenue	$64,392	$66,106	$69,261	$69,123	$65,923	$67,473	$73,212	$73,481
Operating Income (Loss)	(3,644)	(4,854)	2,407	1,399	500	(168)	(6,949)	4,845
Income (Loss) from Continuing Operations	(4,826)	(5,309)	19,687	1,505	2,269	431	68,877	5,289
Income (Loss) from Discontinued Operations, Net	783	(2,767)	2,269	(389)	16,125	4,838	(12,407)	12,328
Net Income (Loss)	(4,043)	(8,076)	21,956	1,116	18,394	5,269	56,470	17,617
Net Income (Loss) Attributable to A. H. Belo Corporation	(4,037)	(8,022)	21,980	1,181	18,444	5,321	56,542	17,639

Net Income (Loss) per Share from Continuing Operations (a)
Basic	$(0.22)	$(0.24)	$0.86	$0.07	$0.10	$0.02	$3.09	$0.23
Diluted	$(0.22)	$(0.24)	$0.85	$0.07	$0.10	$0.02	$3.07	$0.23

(a)
Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

A. H. Belo Corporation 2014 Annual Report on Form 10-K	PAGE 61