Form 10-Q
period 2015-03-31
A. H. Belo Corp
filed 2015-04-29
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	April 24, 2015
Common Stock, $.01 par value	21,749,161
Total Common Stock consists of 19,361,052 shares of Series A Common Stock and 2,388,109 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I
Item 1. Financial Information
A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
In thousands, except share and per share amounts (unaudited)	2015	2014
Net Operating Revenue
Advertising and marketing services	$36,831	$37,726
Circulation	21,038	21,012
Printing, distribution and other	7,567	5,654
Total net operating revenue	65,436	64,392
Operating Costs and Expense
Employee compensation and benefits	27,503	28,164
Other production, distribution and operating costs	31,460	28,444
Newsprint, ink and other supplies	8,166	7,988
Depreciation	3,040	3,410
Amortization	373	30
Total operating costs and expense	70,542	68,036
Operating loss	(5,106)	(3,644)
Other Income (Expense), Net
Losses on equity method investments, net	(414)	(408)
Other income, net	109	117
Total other income (expense), net	(305)	(291)
Loss from Continuing Operations Before Income Taxes	(5,411)	(3,935)
Income tax (benefit) provision	(5,730)	891
Income (Loss) from Continuing Operations	319	(4,826)
Income from discontinued operations	—	977
Loss related to the divestiture of discontinued operations, net	(12)	(178)
Tax expense from discontinued operations	—	16
Gain (Loss) from Discontinued Operations, Net	(12)	783
Net Income (Loss)	307	(4,043)
Net loss attributable to noncontrolling interests	(56)	(6)
Net Income (Loss) Attributable to A. H. Belo Corporation	$363	$(4,037)

Per Share Basis
Basic and Diluted
Continuing operations	$0.02	$(0.22)
Discontinued operations	—	0.03
Net income (loss) attributable to A. H. Belo Corporation	$0.02	$(0.19)

Weighted average shares outstanding
Basic	21,770,698	21,918,000
Diluted	21,845,197	21,918,000
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2015 on Form 10-Q	3

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
In thousands (unaudited)	2015	2014
Net Income (Loss)	$307	$(4,043)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of net actuarial gains (losses)	312	(173)
Total other comprehensive income (loss)	312	(173)
Comprehensive Income (Loss)	619	(4,216)
Comprehensive loss attributable to noncontrolling interests	(56)	(6)
Total Comprehensive Income (Loss) Attributable to A. H. Belo Corporation	$675	$(4,210)
See accompanying Notes to Condensed Consolidated Financial Statements.

4	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
In thousands, except share amounts (unaudited)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$81,442	$158,171
Accounts receivable (net of allowance of $1,380 and $1,262 at March 31, 2015 and December 31, 2014, respectively)	30,911	34,396
Inventories	4,618	4,901
Prepaids and other current assets	10,763	8,422
Deferred income taxes, net	12	—
Assets of discontinued operations	253	565
Total current assets	127,999	206,455
Property, plant and equipment, at cost	469,158	472,186
Less accumulated depreciation	(409,342)	(410,597)
Property, plant and equipment, net	59,816	61,589
Intangible assets, net	12,273	656
Goodwill	34,085	24,582
Investments	2,577	2,572
Deferred income taxes, net	462	—
Other assets	2,817	2,893
Total assets	$240,029	$298,747
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,723	$12,904
Accrued compensation and benefits	9,638	8,233
Dividends payable	—	50,148
Other accrued expense	4,581	13,684
Advance subscription payments	16,451	15,894
Liabilities of discontinued operations	150	543
Total current liabilities	42,543	101,406
Long-term pension liabilities	64,391	65,859
Other post-employment benefits	2,530	2,656
Deferred income taxes, net	1,041	530
Other liabilities	1,461	2,277
Total liabilities	111,966	172,728
Noncontrolling interests - redeemable	1,263	—
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,459,900 and 20,341,501 shares at March 31, 2015 and December 31, 2014, respectively	204	203
Series B: issued 2,388,237 and 2,388,237 shares at March 31, 2015 and December 31, 2014, respectively	24	24
Treasury stock, Series A, at cost; 1,065,484 and 944,636 shares held at March 31, 2015 and December 31, 2014, respectively	(9,202)	(8,087)
Additional paid-in capital	500,267	499,320
Accumulated other comprehensive loss	(57,055)	(57,367)
Accumulated deficit	(309,742)	(308,330)
Total shareholders’ equity attributable to A. H. Belo Corporation	124,496	125,763
Noncontrolling interests	2,304	256
Total shareholders’ equity	126,800	126,019
Total liabilities and shareholders’ equity	$240,029	$298,747
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2015 on Form 10-Q	5

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interests	Total
Balance at December 31, 2013	19,931,599	2,397,155	$223	$496,682	(495,200)	$(3,113)	$(15,093)	$(310,099)	$176	$168,776
Net loss	—	—	—	—	—	—	—	(4,037)	(6)	(4,043)
Other comprehensive loss	—	—	—	—	—	—	(173)	—	—	(173)
Treasury stock purchases	—	—	—	—	(75,228)	(675)	—	—	—	(675)
Issuance of shares for restricted stock units	157,659	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	135,412	—	1	597	—	—	—	—	—	598
Income tax expense on options and RSUs	—	—	—	470	—	—	—	—	—	470
Share-based compensation	—	—	—	527	—	—	—	—	—	527
Conversion of Series B to Series A	4,725	(4,725)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(1,805)	—	(1,805)
Balance at March 31, 2014	20,229,395	2,392,430	$226	$498,274	(570,428)	$(3,788)	$(15,266)	$(315,941)	$170	$163,675

Balance at December 31, 2014	20,341,501	2,388,237	$227	$499,320	(944,636)	$(8,087)	$(57,367)	$(308,330)	$256	$126,019
Net income (loss)	—	—	—	—	—	—	—	363	(56)	307
Other comprehensive income	—	—	—	—	—	—	312	—	—	312
Capital contributions by noncontrolling interests	—	—	—	—	—	—	—	—	2,104	2,104
Treasury stock purchases	—	—	—	—	(120,848)	(1,115)	—	—	—	(1,115)
Issuance of shares for restricted stock units	100,399	—	1	(1)	—	—	—	—	—	—
Issuance of shares for stock option exercises	18,000	—	—	71	—	—	—	—	—	71
Income tax benefit on options and RSUs	—	—	—	506	—	—	—	—	—	506
Share-based compensation	—	—	—	371	—	—	—	—	—	371
Dividends	—	—	—	—	—	—	—	(1,775)	—	(1,775)
Balance at March 31, 2015	20,459,900	2,388,237	$228	$500,267	(1,065,484)	$(9,202)	$(57,055)	$(309,742)	$2,304	$126,800
See accompanying Notes to Condensed Consolidated Financial Statements.

6	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands (unaudited)	2015	2014
Operating Activities
Net Income (Loss)	$307	$(4,043)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operations:
Net (income) loss from discontinued operations	12	(783)
Depreciation and amortization	3,413	3,440
Net periodic benefit and contributions related to employee benefit plans	(1,142)	(3,009)
Equity method investment losses	495	408
Share-based compensation	371	487
Deferred income taxes	(3,932)	542
Gain on investment related activity, net	(81)	—
Gain on disposal of fixed assets	(39)	—
Changes in working capital and other operating assets and liabilities, net	(7,879)	2,443
Net cash used for continuing operations	(8,475)	(515)
Net cash (used for) provided by discontinued operations	(93)	3,481
Net cash (used for) provided by operating activities	(8,568)	2,966
Investing Activities
Acquisitions	(14,111)	—
Capital expenditures, net	(1,170)	(1,008)
Purchase of investments	(500)	—
Other investment related proceeds	81	—
Net cash used for continuing investing activities	(15,700)	(1,008)
Net cash used for discontinued investing activities	—	(199)
Net cash used for investing activities	(15,700)	(1,207)
Financing Activities
Dividends paid	(51,923)	(1,805)
Purchase of treasury stock	(1,115)	(675)
Proceeds from exercise of stock options	71	598
Income tax benefit on options and RSUs	506	470
Net cash used for financing activities	(52,461)	(1,412)
Net increase (decrease) in cash and cash equivalents	(76,729)	347
Cash and cash equivalents at beginning of period	158,171	82,193
Cash and cash equivalents at end of period	$81,442	$82,540

Supplemental Disclosures
Income tax paid, net of refunds	$8,918	$—
Noncash investing and financing activities:
Noncash contributions by noncontrolling interests	$3,367	$—
Impairment of equity method investment	$—	$934

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2015 on Form 10-Q	7

A. H. Belo Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1: Summary of Significant Accounting Policies
Description of Business.    A. H. Belo Corporation and subsidiaries (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a leading local news and information publishing company with commercial printing, distribution and direct mail capabilities, as well as expertise in emerging media and marketing services. With a continued focus on extending the Company’s media platform, A. H. Belo is able to deliver news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles.
The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. A. H. Belo also offers digital and other business marketing solutions as well as event marketing.
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
Presentation of current and prior period amounts in the consolidated financial statements and notes thereto reflect continuing operations of the Company, unless otherwise noted. Amounts presented for 2014 are exclusive of results related to discontinued operations as well as prior year results of businesses subsequently acquired in 2015.
New Accounting Pronouncements. The FASB issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this amendment, requirements for reporting discontinued operations have changed. Discontinued operations may include disposals of a business, nonprofit activity or component of an entity upon meeting certain other criteria. Disposals representing components of an entity must reflect a strategic shift that has a major effect on the entity’s operations and financial results. Previous conditions prohibiting the entity from having significant continuing involvement in the disposal group and requiring the elimination of operations and cash flows from ongoing operations of the entity have been removed. The update is effective on a prospective basis for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods in those years. The adoption of this standard did not have a material impact on the accounting for the Company’s discontinued operations.
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
The FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). This standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate the adoption of this standard to have a material impact on the presentation of the consolidated financial statements or disclosures.

8	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

The FASB issued ASU 2015-02, Consolidation (Topic 810). This update modifies requirements for consolidating certain legal entities. The standard removes the previous presumption that a general partner controls a limited partnership, revises when fees paid to a decision maker or service provider are a variable interest, and places additional emphasis on risk of loss in determining a controlling financial interest. The standard is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact this update will have on its consolidation of legal entities within the consolidated financial statements.
Note 2: Acquisitions

On January 2, 2015, the Company acquired an 80 percent voting interest in DMV Digital Holdings Company, Inc. (“DMV”) which holds all outstanding ownership interests of three Dallas-based businesses, Distribion, Inc., Vertical Nerve, Inc. and CDFX, LLC (d/b/a MarketingFX). These businesses specialize in marketing automation, search engine marketing, direct mail and promotional products, respectively. This acquisition complements and expands the product and service offerings currently available to A. H. Belo clients, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market.

The Company’s interest in DMV was acquired for a cash purchase price of $14,111, net of $152 cash acquired. Transaction costs related to the purchase were a component of Other production, distribution and operating costs and totaled $1,287, of which $725 were incurred in 2015. The estimated fair value of the acquired businesses totals $17,478, of which $3,495 is attributable to noncontrolling interests. Approximately $693 of goodwill acquired is expected to be deductible for tax purposes. As further discussed in Note 11 – Contingencies, the contribution agreement included provisions for two pro-rata dividends and an embedded put arrangement with certain noncontrolling shareholders of DMV. The Company is in the process of finalizing the business valuation and its allocation to underlying assets and liabilities. The preliminary allocation of the purchase price, which is subject to adjustment upon finalization, is summarized as follows:

Estimated Fair Value
Working capital, net of acquired cash	$(79)
Property, plant and equipment	57
Other intangible assets	11,990
Goodwill	9,503
Deferred income tax liabilities	(3,993)
$17,478

Operating results of the businesses acquired have been included in the Condensed Consolidated Statements of Operations from the acquisition date forward. Revenue from marketing services is recognized at the time services are delivered. For arrangements that include multiple deliverables, revenue and upfront fees are allocated to each unit of accounting based on their relative selling prices. For the three months ended March 31, 2015, operating results include $1,858 of net operating revenue and a pretax loss of $132 before adjusting for noncontrolling interests. Pro forma results of the Company, assuming all of the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.
Note 3: Discontinued Operations

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

A. H. Belo Corporation First Quarter 2015 on Form 10-Q	9

including the administrative headquarters of The Providence Journal. The Company also retains the obligation for the A. H. Belo Pension Plan II, which provides benefits to employees of The Providence Journal Company.
As a result of the above transactions, the activity and balances of The Providence Journal and The Press-Enterprise are presented as discontinued operations. During the three months ended March 31, 2014, income from discontinued operations included revenues and expenses of $21,194 and $20,217, respectively related to The Providence Journal. The Company reduced the gain on the sale of The Providence Journal in the three months ended March 31, 2015, and The Press-Enterprise in the three months ended March 31, 2014, by $12 and $178, respectively. As of March 31, 2015, the remaining assets and liabilities of discontinued operations were $253 and $150, respectively.
Note 4: Goodwill and Intangible Assets
As presented in Note 2 – Acquisitions, the Company acquired $9,503 of goodwill and $11,990 of definite-lived intangible assets in connection with its acquisition of DMV. Amortization expense of $283 was recorded for the three months ended March 31, 2015. The identification, valuation and amortization of these assets is not complete and subject to adjustment upon finalization. The definite-lived intangible assets are presented below as Other intangible assets, gross.
The Company also records goodwill and intangible assets from its previous acquisitions. The carrying value of goodwill, exclusive of DMV, was $24,582 at March 31, 2015 and December 31, 2014. Definite-lived intangible assets recorded from previous acquisitions consist of customer relationships, amortized over an estimated useful life of 3 years. Amortization expense related to customer relationships from previous acquisitions was $90 and $30 for the three months ended March 31, 2015 and 2014, respectively.
The carrying value of definite-lived intangible assets is set forth in the table below.

	March 31,	December 31,
	2015	2014
Customer relationships, gross	$975	$975
Other intangible assets, gross	11,990	—
Finite-lived intangible assets, gross	12,965	975
Accumulated amortization	(692)	(319)
Finite-lived intangible assets, net	$12,273	$656
Note 5: Investments
The Company owns investment interests in various entities which are recorded under the equity method or cost method of accounting, or consolidated if the Company holds a controlling financial interest. Under the equity method, the Company records its share of the investee’s earnings or losses each period as a component of other income, net, in the consolidated statements of operations. Under the cost method, the Company records earnings or losses when such amounts are realized. The Company evaluates the recoverability of its investments each period and estimates the fair value of its investments if identified events or circumstances indicate a significant adverse effect on the carrying value. Net losses on equity method investments were $414 and $408 for the three months ended March 31, 2015 and 2014, respectively. The table below sets forth the Company’s investments.

	March 31,	December 31,
	2015	2014
Equity method investments	$1,145	$1,640
Cost method investments	1,432	932
Total investments	$2,577	$2,572

10	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

Equity method investments. Investments recorded under the equity method of accounting include the following:
Wanderful Media, LLC (“Wanderful”) – The Company owns a 13.0 percent interest in Wanderful, which operates FindnSave.com, a digital shopping platform where consumers can find national and local retail goods and services for sale. This platform combines local media participation with advanced search and database technology to allow consumers to view local advertised offers and online sales circulars or search for an item and receive a list of local advertisers and the price and terms offered for the searched item. It also utilizes location-based technology and incentives to drive consumers to retailer locations.
In the first quarter of 2014, the Company determined that an other-than-temporary decline occurred in the value of its investment in Wanderful Media after evaluating the estimated fair value of the investee as determined by an independent valuation specialist, which resulted in an impairment charge of $934 in the first quarter. The Company attributes the impairment primarily to a decline in business related to Wanderful Media’s legacy products. An additional contribution of $1,909 was made in 2014 to provide capital for development of new product offerings as Wanderful Media establishes its market presence.
Classified Ventures, LLC (“Classified Ventures”) – The Company owned a 3.3 percent interest in Classified Ventures through its sale date on October 1, 2014. The principal business of Classified Ventures is the operation of cars.com. On October 1, 2014, the Company completed a transaction with Gannett Co. Inc. and other unit holders of Classified Ventures whereby Gannett acquired all membership interests from the unit holders of Classified Ventures. Proceeds of $81 were received in the first quarter of 2015, representing an adjustment to the sale price and increasing the gain on the transaction. As of March 31, 2015, a receivable of $3,280 was recorded for additional proceeds related to the sale of Classified Ventures which are expected to be received by the end of the third quarter of 2015.
Consolidated investments. The Company consolidates the following investments in which it has a controlling financial interest:

•	Your Speakeasy, LLC (“Speakeasy”) - 70.0 percent ownership - targets middle-market business customers and provides turnkey social media account management and content development services.

•	Untapped Festivals, LLC (“Untapped”) - 51.0 percent ownership - hosts events providing craft beer and entertainment events across major Texas cities.

•	DMV Digital Holdings Company, Inc. - 80.0 percent ownership - specializes in marketing automation, search engine marketing, direct mail and promotional products.
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
Stock Options.
The table below sets forth a summary of stock option activity under its long-term incentive plan.

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2014	432,723	$13.15
Exercised	(18,000)	3.95
Canceled	(19,400)	23.26
Outstanding at March 31, 2015	395,323	$13.07
The intrinsic value of options exercised in three months ended March 31, 2015 and 2014, was $100 and $813, respectively, and the intrinsic value of outstanding options at March 31, 2015 was $729. The vested and exercisable weighted average remaining contractual term of stock options outstanding as of March 31, 2015, was 2.2 years. The expense associated with all outstanding options was fully recognized in prior years.

A. H. Belo Corporation First Quarter 2015 on Form 10-Q	11

Restricted Stock Units. Under A. H. Belo’s long-term incentive plan, the Company’s board of directors periodically awards RSUs. The RSUs have service and/or performance conditions and vest over a period of up to three years. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. As of March 31, 2015, the liability for the portion of the award to be redeemed in cash was $1,074. The table below sets forth a summary of RSU activity under its long-term incentive plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2014	501,158				$6.81
Granted	71,102				8.79
Vested	(167,341)	100,399	66,942	$596	6.63
Canceled	(48,239)				7.47
Non-vested at March 31, 2015	356,680				$7.20
Compensation Expense. A. H. Belo recognizes compensation expense for RSUs issued to its employees and directors under its long-term incentive plan over the vesting period of the award, as set forth in the table below.

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
Three months ended March 31,
2015	$371	$(68)	$303
2014	487	1,183	1,670
Note 7: Income Taxes
Income taxes are recorded using the asset and liability method. The provision for taxes reflects the Company’s estimate of the effective tax rate expected to be applied for the full fiscal year, adjusted for any discrete transactions which are reported in the period in which they occur. The estimated effective tax rate is re-evaluated each quarter based on the Company’s estimated tax expense for the year. If a reliable estimate cannot be made of the annual effective tax rate, which could be caused by the significant variability in rates when marginal earnings are expected for the year and significant permanent or temporary differences exist, a discrete tax rate is calculated for the period.
The Company recognized income tax (benefit) provision from continuing operations of $(5,730) and $891 for the three months ended March 31, 2015 and 2014, respectively. Effective income tax rates from continuing operations were 105.9 percent and (22.6) percent for 2015 and 2014, respectively. The effective tax rate is affected by recurring items such as tax rates and income in jurisdictions which we expect to be fairly consistent in the near term. Tax benefit for the three months ended March 31, 2015, reflected a reduction in the valuation allowance for deferred tax assets of $3,993 as a result of DMV acquisition-date deferred tax liabilities assumed. Tax provision for the three months ended March 31, 2014, was primarily attributable to state income tax expense and changes in the valuation allowance on deferred tax assets.
Note 8: Pension and Other Retirement Plans
Defined Benefit Plans. The Company sponsors two defined benefit pension plans, the A. H. Belo Pension Plans I and II (collectively the “A. H. Belo Pension Plans”). A. H. Belo Pension Plan I provides benefits to certain employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain employees of The Providence Journal Company, the obligation for which was retained by the Company in the sale transaction of the newspaper operations of The Providence Journal. No additional benefits are accruing under the A. H. Belo Pension Plans, as future benefits were frozen prior to the plans’ effective date.
During the three months ended March 31, 2014, the Company made required contributions of $1,940 to the A. H. Belo Pension Plans. No contributions are required to the A. H. Belo Pension Plans in 2015. Management believes the assumed rate of return on the plans’ assets of 6.5 percent continues to be appropriate.

12	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

Net Periodic Pension Benefit
The Company estimates net periodic pension expense or benefit based on the expected return on plan assets, the interest on projected pension obligations and the amortization of actuarial gains and losses in accumulated other comprehensive loss, if required. The table below sets forth components of net periodic pension benefit.

	Three Months Ended March 31,
	2015	2014
Interest cost	$3,540	$4,330
Expected return on plans' assets	(5,008)	(5,215)
Amortization of actuarial loss	312	—
Net periodic pension expense (benefit)	$(1,156)	$(885)
Defined Contribution Plans. The A. H. Belo Savings Plan, a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation, as provided by the plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation (less required withholdings and deductions) up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis.  During the three months ended March 31, 2015 and 2014, the Company recorded expense of $258 and $253, respectively, for matching contributions to this plan.
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
The table below sets forth the changes in accumulated other comprehensive loss, net of taxes.

	Three Months Ended March 31,
	2015			2014
	Total	Defined benefit pension plans	Other post-employment benefit plans	Total	Defined benefit pension plans	Other post-employment benefit plans
Balance, beginning of period	$(57,367)	$(57,654)	$287	$(15,093)	$(16,059)	$966
Amortization	312	312	—	(173)	—	(173)
Balance, end of period	$(57,055)	$(57,342)	$287	$(15,266)	$(16,059)	$793

A. H. Belo Corporation First Quarter 2015 on Form 10-Q	13

Note 10: Earnings Per Share
The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended March 31,
	2015	2014
Earnings (numerator)
Net income attributable to A. H. Belo Corporation	$363	$(4,037)
Less: Income (loss) from discontinued operations, net	(12)	783
Less: Income to participating securities	36	58
Net income available to common shareholders from continuing operations	$339	$(4,878)

Shares (denominator)
Weighted average common shares outstanding (basic)	21,770,698	21,918,000
Effect of dilutive securities	74,499	—
Adjusted weighted average shares outstanding (diluted)	21,845,197	21,918,000

Earnings per share from continuing operations
Basic and Diluted	$0.02	$(0.22)
Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.
The Company considers outstanding stock options and RSUs in the calculation of its earnings per share. A total of 565,733 and 1,316,475 options and RSUs outstanding during the three months ended March 31, 2015 and 2014, respectively, were excluded from the calculation because they did not affect the earnings per share for common shareholders or the effect was anti-dilutive.
Note 11: Contingencies
Legal proceedings. A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.
Pro-rata dividends. In conjunction with the acquisition of DMV, the contribution agreement provides for a pro-rata dividend of 100 percent and 50 percent of DMV’s free-cash flow for fiscal years 2015 and 2016, respectively. Free-cash-flow is defined as earnings before interest, taxes, depreciation and amortization less capital expenditures, debt amortization and interest expense, as applicable.
Redeemable noncontrolling interest. In connection with the acquisition, the Company entered into a shareholder agreement which provided a put option to a noncontrolling shareholder. The put option provides the shareholder with the right to require the Company to purchase up to 25 percent of his ownership interest between the second and third anniversaries of the agreement and up to 50 percent of his ownership interest between the fourth and fifth anniversaries of the agreement.
The exercisability of the noncontrolling interest put arrangement is outside of the control of the Company. As such, the redeemable noncontrolling interest of $1,263 is reported in the mezzanine equity section in the condensed consolidated balance sheets as of March 31, 2015. In the event that the put options expire unexercised, the related portion of noncontrolling interest would be classified as a component of equity in the condensed consolidated balance sheets.
Redeemable noncontrolling interests are recorded at fair value on the acquisition date and the carrying value adjusted each period to the greater of the estimated redemption value or the value that would otherwise be assigned if the interests were not redeemable. Changes in redemption value are recorded to retained earnings or additional paid in capital, as applicable, and have no effect to earnings of the Company. No adjustments to the carrying value of redeemable noncontrolling interests have been recorded since the January 2, 2015 acquisition date of DMV.

14	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

A. H. Belo Corporation First Quarter 2015 on Form 10-Q	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
A. H. Belo intends for the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect its financial statements. The following information should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes filed as part of this report. Amounts presented for 2014 are exclusive of results related to discontinued operations and businesses acquired in 2015. Unless otherwise noted, amounts in Management’s Discussion and Analysis reflect continuing operations of the Company, and all dollar amounts are presented in thousands, except per share amounts.
OVERVIEW
A. H. Belo, headquartered in Dallas, Texas, is a leading local news and information publishing company with commercial printing, distribution and direct mail capabilities, as well as expertise in emerging media and marketing services. With a continued focus on extending the Company’s media platform, A. H. Belo is able to deliver news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles.
The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. A. H. Belo offers digital and other business marketing solutions and provides event promotion and marketing services.
On January 2, 2015, the Company acquired an 80 percent voting interest in DMV Digital Holdings Company, Inc. (“DMV”), into which the stock of three Dallas-based companies, Distribion, Inc. (“Distribion”), Vertical Nerve, Inc. (“Vertical Nerve”) and CDFX, LLC (d/b/a “MarketingFX”), were contributed. These businesses specialize in local marketing automation, search engine marketing, direct mail and promotional products, respectively. This acquisition complements and expands the product and service offerings currently available to A. H. Belo clients, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market.

16	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

RESULTS OF CONTINUING OPERATIONS
Consolidated Results of Continuing Operations
The table below sets forth the components of A. H. Belo’s net operating revenue.

	Three Months Ended March 31,
	2015	Percent of Total Revenue	Percentage Change	2014	Percent of Total Revenue
Advertising and marketing services	$36,831	56.2%	(2.4)%	$37,726	58.6%
Display advertising	11,140		(2.7)%	11,452
Classified advertising	5,356		(11.7)%	6,069
Preprint advertising	10,997		(11.8)%	12,465
Digital advertising	5,555		(7.3)%	5,995
Marketing services	3,783		116.8%	1,745
Circulation	21,038	32.2%	0.1%	21,012	32.6%
Printing, distribution and other	7,567	11.6%	33.8%	5,654	8.8%
	$65,436	100.0%	1.6%	$64,392	100.0%
Advertising and marketing services revenue
The Company’s primary revenues are generated from advertising within its core newspapers, niche publications and related websites and from subscription and single copy sales of its printed newspapers. As a result of competitive and economic conditions, the Company and the newspaper industry have faced a significant decline in core advertising revenue over the past decade. The Company has sought to diversify its revenues through development and investment in new product offerings, increased circulation rates and leveraging of its existing assets to offer cost efficient printing and distribution services to its local markets. Through these efforts, the Company has achieved year-over-year revenue growth of 1.6 percent as expansion of marketing services operations, resulting from the acquisition of businesses in January 2015, and additional commercial printing and distribution operations, which commenced at the end of the first quarter of 2014, offset declines in core advertising revenues.
Advertising revenue from core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital advertising, which is widely available from many sources. Companies are redistributing more of their advertising budgets towards programmatic channels to acquire digital advertising on multiple platforms which provides for targeted delivery and measurement. The Company has responded to these challenges by expanding its use of programmatic channels to meet customer demands for digital ad placement opportunities in display, mobile, video and social categories.
Expanded digital and marketing services product offerings have allowed the Company to leverage the Company’s existing resources and relationships to offer additional value to present and new advertising clients. Solutions provided by 508 Digital include development of mobile websites, search engine marketing and optimization, video, mobile advertising, email marketing, advertising analytics and online reputation management services. Through Speakeasy, the Company is able to target middle-market business customers and provide turnkey social media account management and content development services. The businesses comprising the DMV acquisition specialize in marketing automation, search engine marketing, direct mail and promotional products, respectively. This acquisition complements and expands the product and service offerings currently available to A. H. Belo clients, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market.

The following summarizes year-over-year performance in advertising and marketing service revenue for the first quarter of 2015 by category.
Display advertising – As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Revenue decreased due to declines in electronics, department stores and furniture, partially offset by increases in medical and other. While most categories, except medical, experienced unfavorable rate variances from the prior year period, volumes were improved overall and in most categories, except electronics and department stores. Additionally, general advertising declined in substantially all categories as a result of volume and rate declines.

A. H. Belo Corporation First Quarter 2015 on Form 10-Q	17

Classified advertising – Classified advertising remains challenged as alternative digital outlets continue to emerge. Overall classified revenue decreased due to lower volumes in all categories except legal. This decline was partially offset by higher rates in the employment category.
Preprint advertising – Revenue decreased due to a decline in the volume of preprint newspaper inserts, consistent with the decline in circulation volumes and due to lower volumes in home delivery mail advertising.
Digital advertising – Digital revenue is primarily comprised of online display and classified advertising which consists of advertising placed on the Company’s websites or through programmatic advertising channels. Online classified is comprised of digital listings in auto, real estate, employment and other categories, including the Company’s resale of affiliate products such as cars.com. Online classified and display advertising declined by 9.9 percent and 2.1 percent to $3,620 and $1,933, respectively. In the fourth quarter of 2014, the Company divested of its membership interest in Classified Ventures, the owner of cars.com, and entered into a modified affiliate agreement allowing The Dallas Morning News to resell cars.com products and services exclusively in its local market. The modified agreement increases the wholesale rate that the Company pays to Classified Ventures for selling cars.com products. Declines in online classified advertising are driven by a decrease of $305 related to cars.com.
Marketing services – The Company began generating marketing services revenue in 2013 with 508 Digital and Speakeasy. The acquisition of DMV in January 2015 added three more marketing services companies. Marketing services revenue more than doubled as a result of growth at Speakeasy of approximately 43 percent and $1,858 of incremental revenue from the acquired entities.
Circulation revenue
Circulation revenue remained flat. Home delivery and single copy paid print circulation volumes declined 7.9 percent and 19.1 percent, respectively. These declines were offset by an effective rate increase of 7.5 percent and 24.2 percent in home delivery and single copy rates, respectively.
Printing, distribution and other revenue
The Company’s newspapers aggressively market the capacity of their printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. Revenue increased primarily due to the commencement of commercial printing services in March 2014 for various regional and community newspapers. This category also incorporates expanded event marketing revenues for events sponsored by Crowdsource and Untapped as the Company continues to leverage resources and relationships to further expand its advertising influence.

18	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

Operating Costs and Expenses
The table below sets forth the components of the Company’s operating expenses.

	Three Months Ended March 31,
	2015	Percentage Change	2014
Operating Costs and Expense
Employee compensation and benefits	$27,503	(2.3)%	$28,164
Other production, distribution and operating costs	31,460	10.6%	28,444
Newsprint, ink and other supplies	8,166	2.2%	7,988
Depreciation	3,040	(10.9)%	3,410
Amortization	373	n/m	30
Total operating costs and expense	$70,542	3.7%	$68,036
Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards legacy employee benefit plans. Employee compensation and benefits decreased by $661. Savings included lower incentive compensation of $1,562 due to fewer annual equity awards and a reduced market price of the Company’s stock, partially offset by higher salaries of $782 primarily due to expanded marketing services resulting from the acquisition of DMV and its approximately 45 employees.
Other production, distribution and operating costs – Expenses increased as a result of the Company’s continuing initiatives to develop new products and service offerings. The increases were primarily due to higher legal and consulting fees of $725 associated with the January acquisition of three marketing service companies; higher temporary labor costs and delivery expenses of $824 associated with commercial printing operations; and higher expenses of approximately $383 related to the Company’s marketing services and event marketing operations as those segments continue to grow.
Newsprint, ink and other supplies – Expenses increased due to higher costs for purchased supplements and inserts, offset by reduced newsprint rates and lower consumption, consistent with lower circulation volumes of Company and certain third-party newspapers. Newsprint consumption approximated 7,754 and 8,120 metric tons in three months ended March 31, 2015 and 2014, respectively, at an average cost per metric ton of $582 and $601, respectively. The average purchase price for newsprint was $570 and $619 per metric ton in 2015 and 2014, respectively.
Depreciation – Expenses decreased due to a lower depreciable asset base as a higher level of in-service assets are fully depreciated.
Amortization – Expense increased due to amortization of customer relationships and other intangible assets acquired in 2015, 2014 and 2013 which are amortized over their useful lives of three to fifteen years.

A. H. Belo Corporation First Quarter 2015 on Form 10-Q	19

Other
The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended March 31,
	2015	Percentage Change	2014
Other Income (Expense), Net
Losses on equity method investments, net	$(414)	1.5%	$(408)
Other income, net	109	6.8%	117
Total other income (expense), net	$(305)	4.8%	$(291)

Income tax provision (benefit)	$(5,730)	n/m	$891
Other income (Expense) – Other income (expense) is primarily comprised of losses from equity method investments. Losses in 2014 included an other-than-temporary impairment of $934 related to the investment in Wanderful Media, The Company determined that an other-than-temporary decline occurred in the value of the investment after evaluating the estimated fair value of the investee as determined by an independent valuation specialist. The Company attributes the impairment primarily to a decline in business related to Wanderful Media’s legacy products. The 2014 impairment was offset by income on the Company’s investment in Classified Ventures. The Company sold its membership interest in Classified Ventures in the fourth quarter of 2014.
Tax provision – Income tax decreased due to lower required valuation allowances resulting from the Company’s ability to use acquisition-date deferred tax liabilities. See the Condensed Consolidated Financial Statements, Note 7 – Income Taxes.

20	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

Earnings and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization from Continuing Operations
In addition to net income (loss) from continuing operations, the Company also evaluates earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is presented for continuing operations by adjusting for discontinued operations and losses attributable to noncontrolling interests. Adjusted EBITDA is calculated, as applicable, by adding back to EBITDA acquisition costs, non-cash impairment expense and net investment-related gains and losses. Acquisition costs in 2015 related to the Company’s January purchase of three marketing services businesses. Net investment-related gains in 2015 is comprised of a post-close payment related to the Company’s sale of its membership interest in Classified Ventures of $81. Net investment-related losses in 2014 consist of an other-than-temporary impairment of the Company’s investment in Wanderful Media of $934.

	Three Months Ended March 31,
	2015	2014
Net Income (Loss) Attributable to A. H. Belo Corporation	$363	$(4,037)
Less: Income (Loss) from discontinued operations, net	(12)	783
Plus: Net loss attributable to noncontrolling interests	(56)	(6)
Income (Loss) from continuing operations	319	(4,826)
Depreciation and amortization	3,413	3,440
Income tax provision (benefit)	(5,730)	891
EBITDA from Continuing Operations	(1,998)	(495)
Addback:
Acquisition costs	725	—
Net investment-related (gains) losses	(81)	934
Adjusted EBITDA from Continuing Operations	$(1,354)	$439
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

A. H. Belo Corporation First Quarter 2015 on Form 10-Q	21

Discontinued Operations
As a result of the sale of The Providence Journal, which was completed on September 3, 2014, and the sale of The Press-Enterprise, which was completed on November 21, 2013 (see Note 3 – Discontinued Operations), the disposition and results of operations associated with these businesses are reported as discontinued operations in the Company’s financial statements. For the three months ended March 31, 2015 and 2014, gain (loss) related to the discontinued operations was $(12) and $783, respectively, which was primarily generated by The Providence Journal.
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

22	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

Liquidity and Capital Resources
The Company’s cash balance as of March 31, 2015 and December 31, 2014, was $81,442 and $158,171, respectively. Working capital as of March 31, 2015 and December 31, 2014, was $85,456 and $105,049, respectively. The decrease in cash is primarily a result of distributions to shareholders of a portion of the cash proceeds generated in 2014 for the sale of the Company’s interest in Classified Ventures and the sale of The Providence Journal, which collectively generated cash proceeds of approximately $146,000. Other significant uses of cash include acquisition of new businesses and payment of taxes related to the gains on the 2014 divestiture transactions.
In 2015, the Company returned $53,038 to shareholders through quarterly and special dividends and through its stock repurchase program, as discussed below in Financing Cash Flows. Payment of dividends and share repurchases are dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed.
In January 2015, the Company acquired three companies for $14,111 through a newly-formed holding company in which the Company has an 80 percent voting interest as described in Note 2 – Acquisitions. The Company paid cash for the acquisition, and transaction costs were $1,287, of which $725 were incurred in 2015. This acquisition is part of the Company’s revenue diversification strategy, and the Company continues to seek future acquisitions which will complement and leverage the Company’s existing products.
Cash used in operating activities in 2015 totaled $8,981, which included $8,918 of tax payments related to the gains on the divestiture of assets in 2014. Cash flows from operations are expected to grow throughout the year as benefits from cost cutting measures are realized and as revenues are expected to increase in subsequent quarters, consistent with historical trends. The Company is not required to make any pension contributions in 2015 and discretionary spending will be managed according to operating results.
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
Operating Cash Flows
Net cash used for continuing operating activities for 2015 and 2014 was $8,475 and $515, respectively. Cash flows from continuing operations decreased in 2015 primarily due to tax payments of $8,918 related to gains on dispositions of assets in 2014. Cash flows provided by discontinued operations for 2015 and 2014, were $93 and $3,481, respectively, and primarily represented the results of operations from The Providence Journal.
Investing Cash Flows
Net cash used for continuing investing activities was $15,700 and $1,008 in 2015 and 2014, respectively. Cash flows used for continuing investing activities in 2015 included payments of $14,111 and $500 related to acquisitions and investments during the period, respectively. Cash flows used for continuing investing activities also include $1,170 and $1,008 of capital spending in 2015 and 2014, respectively. Cash flows used for investing activities of discontinued operations in 2014 were $199 and represented capital spending associated with The Providence Journal.
Financing Cash Flows
Net cash used for continuing financing activities was $52,461 and $1,412 in 2015 and 2014, respectively. Cash used for continuing financing activities includes total dividends paid of $51,923 and $1,805 in 2015 and 2014, respectively. Dividends paid in 2015 included a special dividend of $2.25 per share declared and recorded in 2014, returning $50,148 to shareholders and holders of RSUs. In 2015 and 2014, the Company purchased 120,848 and 75,228 shares of its Series A common stock at a cost of $1,115 and $675, respectively, under its share repurchase program.
Financing Arrangements
None.
Contractual Obligations
No contributions to the A. H. Belo Pension Plans are required in 2015.

A. H. Belo Corporation First Quarter 2015 on Form 10-Q	23

On March 5, 2015, the Company announced a $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on May 15, 2015, which will be paid on June 5, 2015.
Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2014, filed on March 6, 2015, with the SEC.
Critical Accounting Policies and Estimates
No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in A. H. Belo Corporation’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2014.
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

24	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

PART II
Item 1. Legal Proceedings
A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.
Item 1A. Risk Factors
There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The Company repurchases shares of its common stock from time to time pursuant to publicly announced share repurchase programs. During the first quarter of 2015, the Company repurchased 120,848 Series A shares at a cost of $1,115. All purchases were made through open market transactions and were recorded as treasury stock.
The following table contains information for shares repurchased during the first quarter of 2015. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2015	39,545	$10.15	984,181	515,819
February 2015	37,850	9.11	1,022,031	477,969
March 2015	43,453	8.48	1,065,484	434,516	(a)

(a)	Share repurchases are made pursuant to a share repurchase program authorized by the Company’s board of directors. A total of 1,500,000 shares have been authorized for repurchase.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

A. H. Belo Corporation First Quarter 2015 on Form 10-Q	25

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
~(1) *
Form of Limited Guaranty by and between A. H. Belo Corporation and Freedom Communications Holdings, Inc (Exhibit 10.2 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2013 (Securities and Exchange Commission File No. 001-33741))

~(2) *
Asset Purchase Agreement among The Providence Journal Company and LMG Rhode Island Holdings, Inc. dated as of July 22, 2014 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014 (Securities and Exchange Commission File No. 001-33741) (the “July 25, 2014 Form 8-K”))

		~(3) *	Form of Limited Guaranty by and between A. H. Belo Corporation and LMG Rhode Island Holdings, Inc (Exhibit 10.2 to the July 25, 2014 Form 8-K)
~(4) *
Unit Purchase Agreement dated August 5, 2014 by and among Gannett Company, Inc., Classified Ventures, LLC, and Unitholders of Classified Ventures, LLC (Exhibit 2.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2014 (Securities and Exchange Commission file no. 001-33741))

27	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*
A. H. Belo Savings Plan as Amended and Restated Effective January 1, 2015 (Exhibit 10.2 (1) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2015 (Securities and Exchange Commission File No. 001-33741))

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

			*	(e) Form of A. H. Belo Cash Long‑Term Incentive Evidence of Grant (Exhibit 10.2 to the March 12, 2012 Form 8-K)
		~(3)	*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8‑K)
			*	(a) First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8‑K)
		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a) Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)
		~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the June 19, 2013 Form 8-K)
		~(6)	*	Daniel J. Blizzard Letter Agreement dated December 11, 2014 (Exhibit 10.1 to the December 11, 2014 Form 8-K)
10.3		Agreements relating to the separation of A. H. Belo from its former parent company:
		(1)	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the February 12, 2008 Form 8‑K)
		(2)	*
Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-33741))

		(3)	*
Agreement among the Company, Belo Corp., and The Pension Benefit Guaranty Corporation, effective March 9, 2011 (Exhibit 10.3(6) to the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001‑33741))

A. H. Belo Corporation First Quarter 2015 on Form 10-Q	28

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

29	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	April 29, 2015

By:	/s/	Michael N. Lavey
Michael N. Lavey
Vice President/Controller
(Principal Accounting Officer)

Dated:	April 29, 2015

A. H. Belo Corporation First Quarter 2015 on Form 10-Q	30

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

31	A. H. Belo Corporation First Quarter 2015 on Form 10-Q