Form 10-Q
period 2015-06-30
A. H. Belo Corp
filed 2015-07-28
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	July 24, 2015
Common Stock, $.01 par value	21,680,077
Total Common Stock consists of 19,292,128 shares of Series A Common Stock and 2,387,949 shares of Series B Common Stock.

A. H. BELO CORPORATION
FORM 10-Q

PART I
Item 1. Financial Information
A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except share and per share amounts (unaudited)	2015	2014	2015	2014
Net Operating Revenue
Advertising and marketing services	$38,266	$40,251	$75,097	$77,977
Circulation	20,816	21,227	41,854	42,239
Printing, distribution and other	7,594	7,783	15,161	13,437
Total net operating revenue	66,676	69,261	132,112	133,653
Operating Costs and Expense
Employee compensation and benefits	25,105	25,722	52,608	53,886
Other production, distribution and operating costs	31,015	29,640	62,475	58,084
Newsprint, ink and other supplies	7,843	8,114	16,009	16,102
Depreciation	2,875	3,348	5,915	6,758
Amortization	373	30	746	60
Total operating costs and expense	67,211	66,854	137,753	134,890
Operating income (loss)	(535)	2,407	(5,641)	(1,237)
Other Income (Expense), Net
Gains on equity method investments, net	690	18,567	276	18,159
Other income (loss), net	(532)	141	(423)	258
Total other income (expense), net	158	18,708	(147)	18,417
Income (Loss) from Continuing Operations Before Income Taxes	(377)	21,115	(5,788)	17,180
Income tax provision (benefit)	317	1,428	(5,413)	2,319
Income (Loss) from Continuing Operations	(694)	19,687	(375)	14,861
Income from discontinued operations	—	2,146	—	3,123
Income (Loss) related to the divestiture of discontinued operations, net	2	153	(10)	(25)
Tax expense from discontinued operations	—	30	—	46
Gain (Loss) from Discontinued Operations, Net	2	2,269	(10)	3,052
Net Income (Loss)	(692)	21,956	(385)	17,913
Net loss attributable to noncontrolling interests	(100)	(24)	(156)	(30)
Net Income (Loss) Attributable to A. H. Belo Corporation	$(592)	$21,980	$(229)	$17,943

Per Share Basis
Basic
Continuing operations	$(0.03)	$0.86	$(0.01)	$0.64
Discontinued operations	—	0.10	—	0.14
Net income (loss) attributable to A. H. Belo Corporation	$(0.03)	$0.96	$(0.01)	$0.78

Diluted
Continuing operations	$(0.03)	$0.85	$(0.01)	$0.64
Discontinued operations	—	0.10	—	0.14
Net income (loss) attributable to A. H. Belo Corporation	$(0.03)	$0.95	$(0.01)	$0.78

Weighted average shares outstanding
Basic	21,747,635	22,014,125	21,758,382	21,946,256
Diluted	21,747,635	22,121,695	21,758,382	22,064,339
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	3

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (unaudited)	2015	2014	2015	2014
Net Income (Loss)	$(692)	$21,956	$(385)	$17,913
Other Comprehensive Income (Loss), Net of Tax:
Amortization of net actuarial gains (losses)	313	(174)	625	(347)
Total other comprehensive income (loss)	313	(174)	625	(347)
Comprehensive Income (Loss)	(379)	21,782	240	17,566
Comprehensive loss attributable to noncontrolling interests	(100)	(24)	(156)	(30)
Total Comprehensive Income (Loss) Attributable to A. H. Belo Corporation	$(279)	$21,806	$396	$17,596
See accompanying Notes to Condensed Consolidated Financial Statements.

4	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
In thousands, except share amounts (unaudited)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$84,061	$158,171
Accounts receivable (net of allowance of $1,435 and $1,262 at June 30, 2015 and December 31, 2014, respectively)	32,249	34,396
Inventories	3,903	4,901
Prepaids and other current assets	11,063	8,422
Deferred income taxes, net	14	—
Assets of discontinued operations	253	565
Total current assets	131,543	206,455
Property, plant and equipment, at cost	443,377	472,186
Less accumulated depreciation	(391,343)	(410,597)
Property, plant and equipment, net	52,034	61,589
Intangible assets, net	11,900	656
Goodwill	34,085	24,582
Investments	2,302	2,572
Other assets	3,236	2,893
Total assets	$235,100	$298,747
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,769	$12,904
Accrued compensation and benefits	7,666	8,233
Dividends payable	—	50,148
Other accrued expense	4,703	13,684
Advance subscription payments	15,429	15,894
Liabilities of discontinued operations	85	543
Total current liabilities	41,652	101,406
Long-term pension liabilities	62,923	65,859
Other post-employment benefits	2,525	2,656
Deferred income taxes, net	976	530
Other liabilities	1,821	2,277
Total liabilities	109,897	172,728
Noncontrolling interests - redeemable	1,263	—
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,514,806 and 20,341,501 shares at June 30, 2015 and December 31, 2014, respectively	205	203
Series B: issued 2,388,029 and 2,388,237 shares at June 30, 2015 and December 31, 2014, respectively	24	24
Treasury stock, Series A, at cost; 1,189,119 and 944,636 shares held at June 30, 2015 and December 31, 2014, respectively	(10,034)	(8,087)
Additional paid-in capital	500,386	499,320
Accumulated other comprehensive loss	(56,742)	(57,367)
Accumulated deficit	(312,103)	(308,330)
Total shareholders’ equity attributable to A. H. Belo Corporation	121,736	125,763
Noncontrolling interests	2,204	256
Total shareholders’ equity	123,940	126,019
Total liabilities and shareholders’ equity	$235,100	$298,747
See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	5

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interests	Total
Balance at December 31, 2013	19,931,599	2,397,155	$223	$496,682	(495,200)	$(3,113)	$(15,093)	$(310,099)	$176	$168,776
Net income (loss)	—	—	—	—	—	—	—	17,943	(30)	17,913
Other comprehensive loss	—	—	—	—	—	—	(347)	—	—	(347)
Treasury stock purchases	—	—	—	—	(200,085)	(2,118)	—	—	—	(2,118)
Issuance of shares for restricted stock units	205,352	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	151,312	—	2	732	—	—	—	—	—	734
Income tax expense on options and RSUs	—	—	—	844	—	—	—	—	—	844
Share-based compensation	—	—	—	634	—	—	—	—	—	634
Conversion of Series B to Series A	8,551	(8,551)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(37,429)	—	(37,429)
Balance at June 30, 2014	20,296,814	2,388,604	$227	$498,890	(695,285)	$(5,231)	$(15,440)	$(329,585)	$328	$149,189

Balance at December 31, 2014	20,341,501	2,388,237	$227	$499,320	(944,636)	$(8,087)	$(57,367)	$(308,330)	$256	$126,019
Net loss	—	—	—	—	—	—	—	(229)	(156)	(385)
Other comprehensive income	—	—	—	—	—	—	625	—	—	625
Capital contributions by noncontrolling interests	—	—	—	—	—	—	—	—	2,104	2,104
Treasury stock purchases	—	—	—	—	(244,483)	(1,947)	—	—	—	(1,947)
Issuance of shares for restricted stock units	155,097	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	18,000	—	—	71	—	—	—	—	—	71
Income tax benefit on options and RSUs	—	—	—	546	—	—	—	—	—	546
Share-based compensation	—	—	—	451	—	—	—	—	—	451
Conversion of Series B to Series A	208	(208)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(3,544)	—	(3,544)
Balance at June 30, 2015	20,514,806	2,388,029	$229	$500,386	(1,189,119)	$(10,034)	$(56,742)	$(312,103)	$2,204	$123,940
See accompanying Notes to Condensed Consolidated Financial Statements.

6	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

A. H. Belo Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands (unaudited)	2015	2014
Operating Activities
Net Income (Loss)	$(385)	$17,913
Adjustments to reconcile net income (loss) to net cash (used for) provided by operations:
Net (income) loss from discontinued operations	10	(3,052)
Depreciation and amortization	6,661	6,818
Net periodic benefit and contributions related to employee benefit plans	(2,283)	(6,260)
Equity method investment losses	770	(19,065)
Share-based compensation	451	592
Deferred income taxes	(3,738)	933
Gain on investment related activity, net	(1,046)	934
Loss on disposal of fixed assets	665	—
Other operating activities	—	(566)
Changes in working capital and other operating assets and liabilities, net	(9,809)	(4,390)
Net cash used for continuing operations	(8,704)	(6,143)
Net cash (used for) provided by discontinued operations	(156)	8,260
Net cash (used for) provided by operating activities	(8,860)	2,117
Investing Activities
Acquisitions	(14,111)	—
Proceeds from the sale or disposal of fixed assets	6,011	—
Capital expenditures, net	(2,674)	(2,717)
Other investment related proceeds	1,046	18,861
Purchase of investments	(500)	(2,098)
Net cash (used for) provided by continuing investing activities	(10,228)	14,046
Net cash used for discontinued investing activities	—	(633)
Net cash (used for) provided by investing activities	(10,228)	13,413
Financing Activities
Dividends paid	(53,692)	(37,429)
Purchase of treasury stock	(1,947)	(2,118)
Net proceeds from exercise of stock options	71	734
Income tax benefit on options and RSUs	546	844
Net cash used for financing activities	(55,022)	(37,969)
Net decrease in cash and cash equivalents	(74,110)	(22,439)
Cash and cash equivalents at beginning of period	158,171	82,193
Cash and cash equivalents at end of period	$84,061	$59,754

Supplemental Disclosures
Income tax paid, net of refunds	$8,918	$—
Noncash investing and financing activities:
Noncash contributions by noncontrolling interests	$3,367	$—
Impairment of equity method investment	$—	$934

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	7

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
New Accounting Pronouncements. The FASB issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s financial statements:
ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance generally clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for fiscal years and interim periods beginning after December 15, 2016, and interim periods in those years. In the second quarter of 2015, the FASB deferred the effective date of the standard by one year to December 15, 2017. The Company is currently evaluating the impact this update will have on its recognition and presentation of revenues within the consolidated statements of operations.
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

8	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (ASC 715) This update provides clarification on the accounting for contributions to a defined benefit plan and significant events requiring remeasurement, such as settlements or curtailments, that occur during the period between a month-end measurement date and the employers’ fiscal year-end. The standard is effective for fiscal years and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact this update will have on the consolidated financial statements and related disclosures.
ASU 2015-05, Goodwill and Other - Internal-Use Software (Subtopic 350-40). This update clarifies requirements for a customer’s accounting for fees paid in a cloud computing arrangement. The standard stipulates that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company must elect to adopt either retrospectively or prospectively. The Company is currently evaluating the impact this update will have on the consolidated financial statements and related disclosures.
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
$17,478

Operating results of the businesses acquired have been included in the Condensed Consolidated Statements of Operations from the acquisition date forward. Revenue from marketing services is recognized at the time services are delivered. For arrangements that include multiple deliverables, revenue and upfront fees are allocated to each unit of accounting based on their relative selling prices. For the three and six months ended June 30, 2015, operating results include $1,896 and $3,754 of net operating revenue and a pretax loss of $111 and $243 before adjusting for noncontrolling interests, respectively. Pro forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	9

Note 3: Discontinued Operations and Sales of Assets

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
Upon completion of these divestitures, the Company no longer owns newspaper operations in Providence, Rhode Island or Riverside, California. The Company continues to hold and market for sale certain land in Providence, Rhode Island. The Company also retains the obligation for the A. H. Belo Pension Plan II, which provides benefits to employees of The Providence Journal Company.
As a result of the above transactions, the activity and balances of The Providence Journal and The Press-Enterprise are presented as discontinued operations. During the three and six months ended June 30, 2014, income from discontinued operations included revenues of $22,318 and $43,512, respectively, and expenses of $20,172 and $40,389, respectively, related to The Providence Journal. The Company adjusted the gain on the sale of The Providence Journal in the three and six months ended June 30, 2015, by $2 and $(10), respectively, and The Press-Enterprise in the three and six months ended June 30, 2014, by $153 and $(25), respectively. As of June 30, 2015, the remaining assets and liabilities of discontinued operations were $253 and $85, respectively.

Other Dispositions. On June 19, 2015, the Company completed the sale of the land and building which served as the administrative headquarters of The Providence Journal. Net proceeds of $6,119 were received in the second quarter of 2015, upon closing of the transaction, generating a loss of approximately $292. Also during the second quarter of 2015, the Company demolished the existing structures on another owned property in Providence, Rhode Island generating a loss of $412.
Note 4: Goodwill and Intangible Assets
As presented in Note 2 – Acquisitions, the Company acquired $9,503 of goodwill and $11,990 of definite-lived intangible assets in connection with its acquisition of DMV. Amortization expense of $283 and $566 was recorded for the three and six months ended June 30, 2015, respectively. The identification, valuation and amortization of these assets is not complete and subject to adjustment upon finalization. The definite-lived intangible assets are presented below as Other intangible assets, gross.
The Company also records goodwill and intangible assets from its previous acquisitions. The carrying value of goodwill, exclusive of DMV, was $24,582 at June 30, 2015 and December 31, 2014. Definite-lived intangible assets recorded from previous acquisitions consist of customer relationships, amortized over an estimated useful life of three years. Amortization expense related to customer relationships from previous acquisitions was $90 and $180 for the three and six months ended June 30, 2015 and $30 and $60 for the three and six months ended June 30, 2014, respectively.
The carrying value of definite-lived intangible assets is set forth in the table below.

	June 30,	December 31,
	2015	2014
Customer relationships, gross	$975	$975
Other intangible assets, gross	11,990	—
Finite-lived intangible assets, gross	12,965	975
Accumulated amortization	(1,065)	(319)
Finite-lived intangible assets, net	$11,900	$656

10	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

Note 5: Investments
The Company owns investment interests in various entities which are recorded under the equity method or cost method of accounting, or consolidated if the Company holds a controlling financial interest. Under the equity method, the Company records its share of the investee’s earnings or losses each period as a component of other income, net, in the consolidated statements of operations. Under the cost method, the Company records earnings or losses when such amounts are realized. The Company evaluates the recoverability of its investments each period and estimates the fair value of its investments if identified events or circumstances indicate a significant adverse effect on the carrying value. Net gains on equity method investments were $690 and $18,567 for the three months ended June 30, 2015 and 2014, respectively, and $276 and $18,159 for the six months ended June 30, 2015 and 2014, respectively. The table below sets forth the Company’s investments.

	June 30,	December 31,
	2015	2014
Equity method investments	$870	$1,640
Cost method investments	1,432	932
Total investments	$2,302	$2,572
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
Classified Ventures, LLC (“Classified Ventures”) – The Company owned a 3.3 percent interest in Classified Ventures through its sale date on October 1, 2014. The principal business of Classified Ventures is the operation of cars.com. On October 1, 2014, the Company completed a transaction with Gannett Co. Inc. and other unit holders of Classified Ventures whereby Gannett acquired all membership interests from the unit holders of Classified Ventures. Proceeds of $965 and $1,046 were received in the three and six months ended June 30, 2015, respectively, representing an adjustment to the sale price and increasing the gain on the transaction. As of June 30, 2015, a receivable of $3,280 was recorded for additional proceeds related to the sale of Classified Ventures which are expected to be received by the end of the third quarter of 2015.
Consolidated investments. The Company consolidates the following investments in which it has a controlling financial interest:

•	Your Speakeasy, LLC (“Speakeasy”) - 70.0 percent ownership - targets middle-market business customers and provides turnkey social media account management and content development services.

•	Untapped Festivals, LLC (“Untapped”) - 51.0 percent ownership - hosts events providing craft beer and entertainment events across major Texas cities.

•	DMV Digital Holdings Company, Inc. - 80.0 percent ownership - specializes in marketing automation, search engine marketing, direct mail and promotional products.

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	11

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
Stock Options.
The table below sets forth a summary of stock option activity under its long-term incentive plan.

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2014	432,723	$13.15
Exercised	(18,000)	3.95
Canceled	(40,572)	23.41
Outstanding at June 30, 2015	374,151	$12.48
In the three months ended June 30, 2015, no options were exercised. In the three months ended June 30, 2014, the intrinsic value of options exercised was $84 and the intrinsic value of options exercised in the six months ended June 30, 2015 and 2014, was $100 and $897, respectively. The intrinsic value of outstanding options at June 30, 2015 was $336. The vested and exercisable weighted average remaining contractual term of stock options outstanding as of June 30, 2015, was 2.0 years. The expense associated with all outstanding options was fully recognized in prior years.
Restricted Stock Units. Under A. H. Belo’s long-term incentive plan, the Company’s board of directors periodically awards RSUs. The RSUs have service and/or performance conditions and vest over a period of up to three years. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. As of June 30, 2015, the liability for the portion of the award to be redeemed in cash was $564. The table below sets forth a summary of RSU activity under its long-term incentive plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2014	501,158				$6.81
Granted	134,812				7.66
Vested	(258,502)	155,097	103,405	$821	5.81
Canceled	(48,239)				7.47
Non-vested at June 30, 2015	329,229				$7.85

12	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

Compensation Expense. A. H. Belo recognizes compensation expense for RSUs issued to its employees and directors under its long-term incentive plan over the vesting period of the award, as set forth in the table below.

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
Three months ended June 30,
2015	$80	$(299)	$(219)
2014	105	150	255

Six months ended June 30,
2015	$451	$(367)	$84
2014	592	1,333	1,925
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
The Company recognized income tax provision (benefit) from continuing operations of $317 and $1,428 for the three months ended June 30, 2015 and 2014, respectively, and $(5,413) and $2,319 for the six months ended June 30, 2015 and 2014, respectively. Effective income tax rates from continuing operations were 93.5 percent and 13.5 percent for 2015 and 2014, respectively. The effective tax rate is affected by recurring items such as tax rates and income in jurisdictions which we expect to be fairly consistent in the near term. Tax benefit for the six months ended June 30, 2015, reflected a reduction in the valuation allowance for deferred tax assets of $3,993 as a result of DMV acquisition-date deferred tax liabilities assumed. Tax provision for the three and six months ended June 30, 2014, was primarily attributable to state income tax expense and changes in the valuation allowance on deferred tax assets.
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
During the three and six months ended June 30, 2014, the Company made required contributions of $2,186 and $4,126, respectively, to the A. H. Belo Pension Plans. No contributions are required to the A. H. Belo Pension Plans in 2015. Management believes the assumed rate of return on the plans’ assets of 6.5 percent continues to be appropriate.

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	13

Net Periodic Pension Benefit
The Company estimates net periodic pension expense or benefit based on the expected return on plan assets, the interest on projected pension obligations and the amortization of actuarial gains and losses in accumulated other comprehensive loss, if required. The table below sets forth components of net periodic pension benefit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$3,540	$4,330	$7,080	$8,660
Expected return on plans' assets	(5,008)	(5,215)	(10,016)	(10,430)
Amortization of actuarial loss	314	—	626	—
Net periodic pension expense (benefit)	$(1,154)	$(885)	$(2,310)	$(1,770)
Defined Contribution Plans. The A. H. Belo Savings Plan, a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation, as provided by the plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation (less required withholdings and deductions) up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis.  During the three months ended June 30, 2015 and 2014, the Company recorded expense of $268 and $268, respectively, and during the six months ended June 30, 2015 and 2014, the Company recorded expense of $526 and $521, respectively, for matching contributions to this plan.
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
The table below sets forth the changes in accumulated other comprehensive loss, net of taxes.

	Three Months Ended June 30,
	2015			2014
	Total	Defined benefit pension plans	Other post-employment benefit plans	Total	Defined benefit pension plans	Other post-employment benefit plans
Balance, beginning of period	$(57,055)	$(57,342)	$287	$(15,266)	$(16,059)	$793
Amortization	313	314	(1)	(174)	—	(174)
Balance, end of period	$(56,742)	$(57,028)	$286	$(15,440)	$(16,059)	$619

	Six Months Ended June 30,
	2015			2014
	Total	Defined benefit pension plans	Other post-employment benefit plans	Total	Defined benefit pension plans	Other post-employment benefit plans
Balance, beginning of period	$(57,367)	$(57,654)	$287	$(15,093)	$(16,059)	$966
Amortization	625	626	(1)	(347)	—	(347)
Balance, end of period	$(56,742)	$(57,028)	$286	$(15,440)	$(16,059)	$619

14	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

Note 10: Earnings Per Share
The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings (numerator)
Net income (loss) attributable to A. H. Belo Corporation	$(592)	$21,980	$(229)	$17,943
Less: Income (Loss) from discontinued operations, net	2	2,269	(10)	3,052
Less: Income (Loss) to participating securities	26	811	62	869
Net income (loss) available to common shareholders from continuing operations	$(620)	$18,900	$(281)	$14,022

Shares (denominator)
Weighted average common shares outstanding (basic)	21,747,635	22,014,125	21,758,382	21,946,256
Effect of dilutive securities	—	107,570	—	118,083
Adjusted weighted average shares outstanding (diluted)	21,747,635	22,121,695	21,758,382	22,064,339

Earnings per share from continuing operations
Basic	$(0.03)	$0.86	$(0.01)	$0.64
Diluted	$(0.03)	$0.85	$(0.01)	$0.64
Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.
The Company considers outstanding stock options and RSUs in the calculation of its earnings per share. A total of 703,380 and 995,709 options and RSUs outstanding during the three and six months ended June 30, 2015, and 2014, respectively were excluded from the calculation because they did not affect the earnings per share for common shareholders or the effect was anti-dilutive.

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	15

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
Redeemable noncontrolling interest. In connection with the acquisition of DMV, the Company entered into a shareholder agreement which provided a put option to a noncontrolling shareholder. The put option provides the shareholder with the right to require the Company to purchase up to 25 percent of his ownership interest between the second and third anniversaries of the agreement and up to 50 percent of his ownership interest between the fourth and fifth anniversaries of the agreement.
The exercisability of the noncontrolling interest put arrangement is outside of the control of the Company. As such, the redeemable noncontrolling interest of $1,263 is reported in the mezzanine equity section in the condensed consolidated balance sheets as of June 30, 2015. In the event that the put options expire unexercised, the related portion of noncontrolling interest would be classified as a component of equity in the condensed consolidated balance sheets.
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

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	16

Note 12: Segment Reporting

The Company has identified two reportable segments based on management and internal reporting structures as well as product and service offerings: Publishing and Marketing and Event Marketing Services (“MEMS”).

The Publishing segment includes the Company’s core print operations associated with its newspapers, niche publications and related websites, which generate print and digital advertising and subscription sales. Also included are the commercial printing and distribution services primarily related to national and regional newspapers and preprint advertisers as these services leverage the production and other operating assets of this segment to provide additional contribution margin. The Company evaluates Publishing operations based on operating profit and cash flows from operating activities.

The MEMS segment is comprised of the Company’s marketing services and event marketing businesses. Marketing services includes the operations related to the January 2015 acquisition of DMV as well as operations related to Speakeasy and 508 Digital. Event marketing includes the operations of Crowdsource and Untapped Festivals. The Company evaluates MEMS operations based on revenue growth and operating profit as these businesses continue to expand within their respective markets.

The following tables set forth information related to our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Operating Revenue
Publishing	$61,903	$67,171	$122,853	$129,731
MEMS	4,773	2,090	9,259	3,922
Total	$66,676	$69,261	$132,112	$133,653

Operating Income (Loss)
Publishing	$358	$2,851	$(4,178)	$(52)
MEMS	(893)	(444)	(1,463)	(1,185)
Total	$(535)	$2,407	$(5,641)	$(1,237)

	June 30,	December 31,
	2015	2014
Total Assets
Publishing	$208,400	$295,788
MEMS	26,700	2,959
Total	$235,100	$298,747

Note 13: Subsequent Events
In July 2015, the Company offered a voluntary severance option to certain newsroom employees and anticipates granting between 30 to 40 requests on a first-come, first-served basis. These reductions will allow the Company to realize the cost savings needed to add new positions which will support a growing digital platform. Costs associated with this offer are estimated to be between $2,500 and $3,000 and are expected to be incurred in the third quarter of 2015.

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	17

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

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	18

RESULTS OF CONTINUING OPERATIONS
Consolidated Results of Continuing Operations
The table below sets forth the components of A. H. Belo’s net operating revenue.

		Three Months Ended June 30,			Six Months Ended June 30,
	Segment	2015	Percentage Change	2014	2015	Percentage Change	2014
Advertising and marketing services		$38,266	(4.9)%	$40,251	$75,097	(3.7)%	$77,977
Display advertising	Publishing	10,919	(18.5)%	13,402	22,059	(11.2)%	24,850
Classified advertising	Publishing	5,210	(10.8)%	5,841	10,566	(11.3)%	11,910
Preprint advertising	Publishing	12,141	(7.9)%	13,188	23,138	(9.8)%	25,653
Digital advertising	Publishing	6,050	2.1%	5,926	11,605	(2.7)%	11,922
Marketing services	MEMS	3,946	108.3%	1,894	7,729	112.2%	3,642

Circulation	Publishing	20,816	(1.9)%	21,227	41,854	(0.9)%	42,239

Printing, distribution and other		7,594	(2.4)%	7,783	15,161	12.8%	13,437
Commercial print and distribution	Publishing	6,767	(10.8)%	7,587	13,631	3.6%	13,157
Event marketing and other	MEMS	827	321.9%	196	1,530	446.4%	280

Total net operating revenue		$66,676	(3.7)%	$69,261	$132,112	(1.2)%	$133,653
Publishing		$61,903	(7.8)%	$67,171	$122,853	(5.3)%	$129,731
Other		$4,773	128.4%	$2,090	$9,259	136.1%	$3,922
Advertising and marketing services revenue
The Company’s traditional revenues are generated from advertising within its core newspapers, niche publications and related websites and from subscription and single copy sales of its printed newspapers. As a result of competitive conditions, the Company and the newspaper industry have faced a significant decline in core advertising revenue over the past decade. The Company has sought to diversify its revenues through development of product extensions and new products and investment in companies acquired to add new channels of marketing, increased home delivery rates and leveraging of its existing assets to offer cost efficient printing and distribution services to its local markets. The Company is focused on stabilizing revenue primarily through expansion of its marketing services operations, as evidenced through the acquisition of DMV in January 2015, and through growth of its event marketing services provided by Crowdsource and Untapped.
Advertising revenue from core newspapers continues to be adversely affected by decreased national advertiser spending as well as the shift of advertiser spending to other forms of media. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital advertising, which is widely available from many sources. Companies are redistributing more of their advertising budgets towards programmatic channels to acquire digital advertising on multiple platforms which provides for targeted delivery and measurement. The Company has responded to these challenges by expanding its use of programmatic channels and developing its own programmatic trading platform to meet customer demands for digital ad placement opportunities in display, mobile, video and social categories.
Expanded digital and marketing services product offerings have allowed the Company to leverage the Company’s existing resources and relationships to offer additional value to present and new advertising clients. Through Speakeasy and 508 Digital, business customers are offered turn-key solutions for social media and online reputation management, content development for mobile website and email marketing, search engine marketing and optimization, and advertising analytics.The businesses comprising the DMV acquisition specialize in marketing automation, search engine marketing, direct mail and promotional products, respectively. This acquisition complements and expands the product and service offerings currently available to A. H. Belo clients, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market.

The following summarizes year-over-year performance in advertising and marketing service revenue for the three and six months ended June 30, 2015, by category.
Display advertising – As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Although volumes have remained relatively flat in 2015, lower rates are being offered to customers in response to competitive pressures. Overall rates received from advertisers declined by approximately 17 percent and 12 percent, for the three and six months ended June 30, 2015,

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	19

respectively. Revenue decreased for most display categories, with electronics and technology advertisements accounting for most declines in both periods.
Classified advertising – Classified advertising remains challenged as alternative digital outlets continue to emerge. Overall classified revenue decreased in both periods due to lower volumes in all categories except legal. This decline was partially offset by higher rates in the employment category.
Preprint advertising – Revenue decreased in both periods due to a decline in the volume of preprint newspaper inserts, consistent with the decline in circulation volumes and due to lower volumes in home delivery mail advertising.
Digital advertising – Digital revenue is primarily comprised of online display and classified advertising which consists of advertising placed on the Company’s websites or through programmatic advertising channels. Online classified is comprised of digital listings in auto, real estate, employment and other categories, including the Company’s resale of affiliate products such as cars.com. Online banner and other display advertising increased by 14.7 percent and 6.3 percent to $2,273 and $4,206 during the three and six months ended June 30, 2015, respectively. Online classified declined 4.3 percent and 7.1 percent to $3,776 and $7,396 during the three and six months ended June 30, 2015, respectively. In the fourth quarter of 2014, the Company divested of its membership interest in Classified Ventures, the owner of cars.com, and entered into a modified affiliate agreement allowing The Dallas Morning News to resell cars.com products and services exclusively in its local market. The modified agreement increases the wholesale rate that the Company pays to Classified Ventures for selling cars.com products. Declines in online classified advertising are driven by decreases of $189 and $494 related to cars.com in the three and six months ended June 30, 2015, respectively.
Marketing services – The Company began generating marketing services revenue in 2013 with 508 Digital and Speakeasy. The acquisition of DMV in January 2015 added three more marketing services companies. Marketing services revenue more than doubled as a result of growth at Speakeasy of approximately 52 percent and 44 percent in the three and six months ended June 30, 2015, as well as $1,896 and $3,754 of incremental revenue from the acquired entities in the three and six months ended June 30, 2015.
Circulation revenue
Circulation revenue declined slightly from the prior year as the benefit from recent rate increases substantially offset volume declines. Volumes have decreased for both home delivery and single copy sales, with more notable decline in single copy sales as newspapers compete for prime retail placement. Home delivery and single copy paid print circulation volumes declined 7.9 percent and 15.2 percent, respectively, for the three months ended June 30, 2015, and 7.9 percent and 17.2 percent, respectively, for the six months ended June 30, 2015. These declines were offset by an effective rate increase of 6.3 percent and 11.5 percent in the three months ended June 30, 2015, and 6.9 percent and 17.8 percent in the six months ended June 30, 2015, in home delivery and single copy rates, respectively.
Printing, distribution and other revenue
The Company’s newspapers aggressively market the capacity of their printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. Revenue decreased for the three months ended June 30, 2015, by $451 due to lower circulation volumes and increased for the six months ended June 30, 2013, by $1,218 primarily due to the commencement of commercial printing services in March 2014 for various regional and community newspapers. Revenue declines of $359 and $721 were recognized for the three and six months ended June 30, 2015, respectively, due to the loss of a significant contract for mailed insert advertisements. This category also incorporates event marketing revenues generated by Crowdsource and Untapped as part of the MEMS segment. Event marketing revenues increased $573 and $1,166 for the three and six months ended June 30, 2015, respectively, as Crowdsource expanded its service offerings to include Savor Dallas, a local restaurant event promotion and as Untapped, a weekend craft beer and music event, expanded its events across major Texas metropolitan areas.

20	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

Operating Costs and Expenses
The table below sets forth the components of the Company’s operating expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Percentage Change	2014	2015	Percentage Change	2014
Operating Costs and Expense
Employee compensation and benefits	$25,105	(2.4)%	$25,722	$52,608	(2.4)%	$53,886
Publishing	22,688	(9.0)%	24,937	47,992	(7.7)%	51,998
MEMS	2,417	207.9%	785	4,616	144.5%	1,888

Other production, distribution and operating costs	31,015	4.6%	29,640	62,475	7.6%	58,084
Publishing	28,302	1.3%	27,939	57,490	4.6%	54,987
MEMS	2,713	59.5%	1,701	4,985	61.0%	3,097

Newsprint, ink and other supplies	7,843	(3.3)%	8,114	16,009	(0.6)%	16,102
Publishing	7,674	(5.2)%	8,091	15,627	(2.5)%	16,030
MEMS	169	634.8%	23	382	430.6%	72

Depreciation	2,875	(14.1)%	3,348	5,915	(12.5)%	6,758
Publishing	2,851	(14.2)%	3,323	5,862	(12.6)%	6,708
MEMS	24	(4.0)%	25	53	6.0%	50

Amortization	373	n/m	30	746	n/m	60
Publishing	30	—%	30	60	—%	60
MEMS	343	100.0%	—	686	100.0%	—

Total operating costs and expense	$67,211	0.5%	$66,854	$137,753	2.1%	$134,890
Publishing	$61,545	(4.3)%	$64,320	$127,031	(2.1)%	$129,783
MEMS	$5,666	123.6%	$2,534	$10,722	109.9%	$5,107

Operating income (loss)	$(535)	(122.2)%	$2,407	$(5,641)	356.0%	$(1,237)
Publishing	$358	(87.4)%	$2,851	$(4,178)	7,934.6%	$(52)
MEMS	$(893)	101.1%	$(444)	$(1,463)	23.5%	$(1,185)
Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards legacy employee benefit plans. Employee compensation and benefits decreased in the three and six months ended June 30, 2015, by $617 and $1,278, respectively. Expenses within the Company’s Publishing segment decreased in both periods due to lower incentive compensation due to fewer annual equity awards and a reduced market price of the Company’s stock, as well as reduced salaries and commissions in response to lower sales. Expenses within the Company’s MEMS segment grew primarily due to higher salaries related to expanded marketing services resulting from the acquisition of DMV and its approximately 45 employees. For the three and six months ended June 30, 2015, employee related costs for marketing services grew by $1,385 and $2,302, respectively, primarily due to the acquisition of DMV and employee related costs for event marketing grew by $247 and $425, respectively, as these operations continue to expand.
Other production, distribution and operating costs – Expenses increased in the Company’s Publishing segment as a result of continuing initiatives to develop new products and service offerings. Year-to-date increases were primarily due to higher costs associated with programmatic platform development to support expanded digital advertising and to accommodate greater interactive play between mobile devices; higher consulting costs to optimize the Company’s sales and operating activities; and increased legal fees. Within the MEMS segment, expenses increased due to higher costs associated with the Company’s marketing services and event marketing operations as those businesses continue to grow. For the three and six months ended June 30, 2015, marketing services expenses grew by $265 and $648, respectively, and event marketing expenses grew by $748 and $1,240, respectively.
Newsprint, ink and other supplies – Expenses decreased due to reduced newsprint rates and lower consumption, consistent with lower circulation volumes of Company and certain third-party newspapers, offset by higher costs for purchased supplements and inserts. Newsprint consumption for the three months ended June 30, 2015 and 2014 approximated 7,892 and 8,627 metric tons, respectively, and the average cost per metric ton for newsprint was $539 and $595, respectively. Newsprint consumption

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	21

approximated 15,646 and 16,747 metric tons for the six months ended June 30, 2015 and 2014, respectively, at an average cost per metric ton of $560 and $598, respectively.
Depreciation – Expenses decreased due to a lower depreciable asset base as a higher level of in-service assets are fully depreciated.
Amortization – Expense increased due to the amortization of finite-lived intangible assets acquired in conjunction with the Company’s purchase of DMV.

22	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

Other
The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Percentage Change	2014	2015	Percentage Change	2014
Other Income (Expense), Net
Gains on equity method investments, net	$690	(96.3)%	$18,567	$276	(98.5)%	$18,159
Other income (expense), net	(532)	(477.3)%	141	(423)	264.0%	258
Total other income (expense), net	$158	(99.2)%	$18,708	$(147)	(100.8)%	$18,708

Income tax provision (benefit)	$317	(77.8)%	$1,428	$(5,413)	n/m	$2,319
Other Income (Expense) – Other income (expense) is primarily comprised of gains (losses) from equity method investments and gains (losses) from the sale or disposition of fixed assets. In the three months ended June 30, 2015, losses from operations of equity method investments were offset by post-sale proceeds of $965 received related to the Company’s former membership interest in Classified Ventures. In the three months ended June 30, 2015, other expense included $(292) related to the sale of a building and land in Providence, Rhode Island which formerly served as the administrative headquarters of The Providence Journal, and $412 of costs for the demolition of existing structures on another Providence, Rhode Island property to achieve more favorable market value. In the three months ended June 30, 2014, gains included $18,532 related to Classified Ventures’ sale of apartments.com, partially offset by an other-than-temporary impairment of $934 related to the investment in Wanderful Media. The Company determined that an other-than-temporary decline occurred in the value of the investment after evaluating the estimated fair value of the investee as determined by an independent valuation specialist. The Company attributes the impairment primarily to a decline in business related to Wanderful Media’s legacy products. The 2014 impairment was offset by income on the Company’s investment in Classified Ventures. The Company sold its membership interest in Classified Ventures in the fourth quarter of 2014.
Tax provision – Income tax decreased for the three and six months ended June 30, 2015, due to lower required valuation allowances resulting from the Company’s ability to use acquisition-date deferred tax liabilities. See the Condensed Consolidated Financial Statements, Note 7 – Income Taxes.

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	23

Discontinued Operations
As a result of the sale of The Providence Journal, which was completed on September 3, 2014, and the sale of The Press-Enterprise, which was completed on November 21, 2013 (see Note 3 – Discontinued Operations and Sales of Assets), the disposition and results of operations associated with these businesses are reported as discontinued operations in the Company’s financial statements. The gain (loss) related to the discontinued operations was $2 and $2,269 for the three months ended June 30, 2015 and 2014, respectively, and $(10) and $3,052 for the six months ended June 30, 2015 and 2014, respectively, and was primarily generated by The Providence Journal.
On June 19, 2015, the Company completed the sale of the land and building which served as the administrative headquarters of The Providence Journal. Net proceeds of $6,119 were received in the second quarter of 2015, upon closing of the transaction, generating a loss of approximately $292. Also during the second quarter of 2015, the Company demolished the existing structures on another owned property in Providence, Rhode Island generating a loss of $412.
Upon completion of these transactions, the Company no longer owns newspaper operations in either Providence, Rhode Island or Riverside, California. The Company continues to own and market for sale certain land in Providence, Rhode Island. The Company also retains the obligation for the A. H Belo Pension Plan II, which provides benefits to employees of The Providence Journal Company.

24	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

Liquidity and Capital Resources
The Company’s cash balance as of June 30, 2015 and December 31, 2014, was $84,061 and $158,171, respectively. Working capital as of June 30, 2015 and December 31, 2014, was $89,891 and $105,049, respectively. The decrease in cash is primarily a result of distributions to shareholders of a portion of the cash proceeds generated in 2014 from the sale of the Company’s interest in Classified Ventures and the sale of The Providence Journal, which collectively generated cash proceeds of approximately $146,000. Other significant uses of cash include acquisition of new businesses and payment of taxes related to the gains on the 2014 divestiture transactions.
In 2015, the Company returned $55,639 to shareholders through quarterly and special dividends and through its stock repurchase program, as discussed below in Financing Cash Flows. Payment of dividends and share repurchases are dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed.
In January 2015, the Company acquired DMV for $14,111 through a newly-formed holding company in which the Company has an 80 percent voting interest as described in Note 2 – Acquisitions. The Company paid cash for the acquisition, and transaction costs were $1,287, of which $725 were incurred in 2015. This acquisition is part of the Company’s revenue diversification strategy, and the Company continues to seek future acquisitions which will complement and leverage the Company’s existing products.
In June 2015, the Company completed the sale of a building and land in Providence, Rhode Island which formerly served as the administrative headquarters of The Providence Journal. Net sales proceeds of $6,119 were received and a loss of $292 was recorded related to the divestiture. Also during the second quarter of 2015, costs of $412 were incurred related to the demolition of existing structures on another Providence, Rhode Island property.
Cash used in operating activities in 2015 totaled $8,860, which included $8,918 of tax payments related to the gains on the divestiture of assets in 2014. Cash flows from operations are expected to grow throughout the year as benefits from cost cutting measures are realized and as revenues are expected to increase in subsequent quarters, consistent with historical trends. The Company is not required to make any pension contributions in 2015 and discretionary spending will be managed according to operating results.
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
Operating Cash Flows
Net cash used for continuing operating activities for 2015 and 2014 was $8,704 and $6,143, respectively. Cash flows from continuing operations decreased in 2015 primarily due to tax payments of $8,918 related to gains on dispositions of assets in 2014. Cash flows provided by discontinued operations for 2015 and 2014, were $156 and $8,260, respectively, and primarily represented the results of operations from The Providence Journal.
Investing Cash Flows
Net cash (used for) provided by continuing investing activities was $(10,228) and $14,046 in 2015 and 2014, respectively. Cash flows used for continuing investing activities in 2015 included payments of $14,111 and $500 related to acquisitions and investments during the period, respectively. Sales proceeds, net of disposal costs for fixed assets, of $6,011 were received during 2015 related to the Providence, Rhode Island properties. Other investment related proceeds of $1,046 and $18,861 were received related to distributions from Classified Ventures, LLC in 2015 and 2014, respectively. Cash flows used for continuing investing activities also include $2,674 and $2,717 of capital spending in 2015 and 2014, respectively. Cash flows used for investing activities of discontinued operations in 2014 were $633 and represented capital spending associated with The Providence Journal.
Financing Cash Flows
Net cash used for continuing financing activities was $55,022 and $37,969 in 2015 and 2014, respectively. Cash used for continuing financing activities includes dividend payments of $53,692 and $37,429 in 2015 and 2014, respectively. Dividends paid in 2015 included a special dividend of $2.25 per share declared and recorded in 2014, returning $50,148 to shareholders and holders of RSUs. In 2015 and 2014, the Company purchased 244,483 and 200,085 shares of its Series A common stock at a cost of $1,947 and $2,118, respectively, under its share repurchase program.

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	25

Financing Arrangements
None.
Contractual Obligations
No contributions to the A. H. Belo Pension Plans are required in 2015.
On May 14, 2015, the Company announced a $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on August 14, 2015, which will be paid on September 4, 2015.
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

26	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

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
Issuer Purchases of Equity Securities
The Company repurchases shares of its common stock from time to time pursuant to publicly announced share repurchase programs. During 2015, the Company repurchased 244,483 Series A shares at a cost of $1,947. All purchases were made through open market transactions and were recorded as treasury stock.
The following table contains information for shares repurchased during the second quarter of 2015. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2015	40,692	$7.97	1,106,176	393,824	(a)
May 2015	39,771	6.35	1,145,947	1,354,053	(a)
June 2015	43,172	5.92	1,189,119	1,310,881	(a)

(a)
Share repurchases are made pursuant to a share repurchase program authorized by the Company’s board of directors. On May 14, 2015, the Company’s board of directors authorized the repurchase of up to an additional 1,000,000 shares of the Company’s Series A Common Stock, par value $0.01 per share or Series B Common Stock, par value $0.01 per share. A total of 2,500,000 shares have been authorized for repurchase.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	27

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

28	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*
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

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	29

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

30	A. H. Belo Corporation First Quarter 2015 on Form 10-Q

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	July 28, 2015

A. H. Belo Corporation Second Quarter 2015 on Form 10-Q	31

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

32	A. H. Belo Corporation First Quarter 2015 on Form 10-Q