Form 10-Q
period 2015-09-30
A. H. Belo Corp
filed 2015-11-03
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	October 30, 2015
Common Stock, $.01 par value	21,545,545

Total Common Stock consists of 19,158,036 shares of Series A Common Stock and 2,387,509 shares of Series B Common Stock.

A. H. BELO CORPORATION

FORM 10-Q

PART I

Item 1.  Financial Information

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except share and per share amounts (unaudited)	2015	2014	2015	2014
Net Operating Revenue
Advertising and marketing services	$39,184	$36,941	$114,281	$114,918
Circulation	20,279	21,219	62,133	63,458
Printing, distribution and other	7,445	7,763	22,606	21,200
Total net operating revenue	66,908	65,923	199,020	199,576
Operating Costs and Expense
Employee compensation and benefits	29,041	24,265	81,649	78,151
Other production, distribution and operating costs	30,562	29,846	93,037	87,930
Newsprint, ink and other supplies	7,266	7,910	23,275	24,012
Depreciation	2,780	3,341	8,695	10,099
Amortization	361	61	1,107	121
Total operating costs and expense	70,010	65,423	207,763	200,313
Operating income (loss)	(3,102)	500	(8,743)	(737)
Other Income (Expense), Net
Income (loss) on equity method investments, net	(564)	(953)	(288)	17,206
Other income (loss), net	(489)	3,878	(912)	4,136
Total other income (expense), net	(1,053)	2,925	(1,200)	21,342
Income (Loss) from Continuing Operations Before Income Taxes	(4,155)	3,425	(9,943)	20,605
Income tax provision (benefit)	(188)	1,156	(5,601)	3,475
Income (Loss) from Continuing Operations	(3,967)	2,269	(4,342)	17,130
Income from discontinued operations	—	643	—	3,766
Income (loss) related to the divestiture of discontinued operations, net	(52)	17,134	(62)	17,109
Tax expense from discontinued operations	—	1,652	—	1,698
Gain (Loss) from Discontinued Operations, Net	(52)	16,125	(62)	19,177
Net Income (Loss)	(4,019)	18,394	(4,404)	36,307
Net loss attributable to noncontrolling interests	(63)	(50)	(219)	(80)
Net Income (Loss) Attributable to A. H. Belo Corporation	$(3,956)	$18,444	$(4,185)	$36,387

Per Share Basis
Basic and Diluted
Continuing operations	$(0.18)	$0.10	$(0.19)	$0.74
Discontinued operations	—	0.74	—	0.87
Net income (loss) attributable to A. H. Belo Corporation	$(0.18)	$0.84	$(0.19)	$1.61
Weighted average shares outstanding
Basic	21,651,670	21,890,754	21,721,875	21,927,920
Diluted	21,651,670	21,991,716	21,721,875	22,039,248

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     3

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (unaudited)	2015	2014	2015	2014
Net Income (Loss)	$(4,019)	$18,394	$(4,404)	$36,307
Other Comprehensive Income (Loss), Net of Tax:
Amortization of net actuarial (gain) loss	313	(173)	938	(520)
Total other comprehensive income (loss)	313	(173)	938	(520)
Comprehensive Income (Loss)	(3,706)	18,221	(3,466)	35,787
Comprehensive loss attributable to noncontrolling interests	(63)	(50)	(219)	(80)
Total Comprehensive Income (Loss) Attributable to A. H. Belo Corporation	$(3,643)	$18,271	$(3,247)	$35,867

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     4

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
In thousands, except share amounts (unaudited)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$79,681	$158,171
Accounts receivable (net of allowance of $1,464 and $1,262 at September 30, 2015 and December 31, 2014, respectively)	32,259	34,396
Inventories	3,163	4,901
Prepaids and other current assets	12,097	8,422
Deferred income taxes, net	49	—
Assets of discontinued operations	—	565
Total current assets	127,249	206,455
Property, plant and equipment, at cost	445,095	472,186
Less accumulated depreciation	(394,115)	(410,597)
Property, plant and equipment, net	50,980	61,589
Intangible assets, net	11,539	656
Goodwill	34,085	24,582
Investments	1,738	2,572
Other assets	2,556	2,893
Total assets	$228,147	$298,747
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,522	$12,904
Accrued compensation and benefits	10,040	8,233
Dividends payable	—	50,148
Other accrued expense	4,685	14,227
Advance subscription payments	15,356	15,894
Total current liabilities	42,603	101,406
Long-term pension liabilities	61,455	65,859
Other post-employment benefits	2,523	2,656
Deferred income taxes	577	530
Other liabilities	1,805	2,277
Total liabilities	108,963	172,728
Noncontrolling interests - redeemable	1,263	—
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,515,326 and 20,341,501 shares at September 30, 2015 and December 31, 2014, respectively	205	203
Series B: issued 2,387,509 and 2,388,237 shares at September 30, 2015 and December 31, 2014, respectively	24	24
Treasury stock, Series A, at cost; 1,314,588 and 944,636 shares held at September 30, 2015 and December 31, 2014, respectively	(10,676)	(8,087)
Additional paid-in capital	500,472	499,320
Accumulated other comprehensive loss	(56,429)	(57,367)
Accumulated deficit	(317,817)	(308,330)
Total shareholders’ equity attributable to A. H. Belo Corporation	115,779	125,763
Noncontrolling interests	2,142	256
Total shareholders’ equity	117,921	126,019
Total liabilities and shareholders’ equity	$228,147	$298,747

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     5

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interests	Total
Balance at December 31, 2013	19,931,599	2,397,155	$223	$496,682	(495,200)	$(3,113)	$(15,093)	$(310,099)	$176	$168,776
Net income (loss)	—	—	—	—	—	—	—	36,387	(80)	36,307
Other comprehensive loss	—	—	—	—	—	—	(520)	—	—	(520)
Capital contributions of noncontrolling interests	—	—	—	—	—	—	—	—	232	232
Treasury stock purchases	—	—	—	—	(326,249)	(3,542)	—	—	—	(3,542)
Issuance of shares for restricted stock units	210,522	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	178,192	—	2	859	—	—	—	—	—	861
Income tax benefit on options and RSUs	—	—	—	873	—	—	—	—	—	873
Share-based compensation	—	—	—	756	—	—	—	—	—	756
Conversion of Series B to Series A	8,864	(8,864)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(39,225)	—	(39,225)
Balance at September 30, 2014	20,329,177	2,388,291	$227	$499,168	(821,449)	$(6,655)	$(15,613)	$(312,937)	$328	$164,518

Balance at December 31, 2014	20,341,501	2,388,237	$227	$499,320	(944,636)	$(8,087)	$(57,367)	$(308,330)	$256	$126,019
Net loss	—	—	—	—	—	—	—	(4,185)	(219)	(4,404)
Other comprehensive income	—	—	—	—	—	—	938	—	—	938
Capital contributions by noncontrolling interests	—	—	—	—	—	—	—	—	2,105	2,105
Treasury stock purchases	—	—	—	—	(369,952)	(2,589)	—	—	—	(2,589)
Issuance of shares for restricted stock units	155,097	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	18,000	—	—	71	—	—	—	—	—	71
Income tax benefit on options and RSUs	—	—	—	546	—	—	—	—	—	546
Share-based compensation	—	—	—	537	—	—	—	—	—	537
Conversion of Series B to Series A	728	(728)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(5,302)	—	(5,302)
Balance at September 30, 2015	20,515,326	2,387,509	$229	$500,472	(1,314,588)	$(10,676)	$(56,429)	$(317,817)	$2,142	$117,921

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     6

A. H. Belo Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In thousands (unaudited)	2015	2014
Operating Activities
Net Income (Loss)	$(4,404)	$36,307
Adjustments to reconcile net income (loss) to net cash (used for) provided by operations:
Net (income) loss from discontinued operations	62	(19,177)
Depreciation and amortization	9,802	10,220
Net periodic benefit and contributions related to employee benefit plans	(3,425)	(13,125)
Equity method investment losses	1,334	(19,077)
Share-based compensation	528	698
Deferred income taxes	(3,978)	915
Gain on investment related activity, net	(1,046)	(1,669)
(Gain) loss on disposal of fixed asset	810	(867)
Other operating activities	675	(651)
Changes in working capital and other operating assets and liabilities, net	(9,203)	2,401
Net cash used for continuing operations	(8,845)	(4,025)
Net cash (used for) provided by discontinued operations	(23)	6,386
Net cash (used for) provided by operating activities	(8,868)	2,361
Investing Activities
Acquisitions	(14,111)	—
Proceeds from the sale or disposal of fixed assets	5,911	3,401
Capital expenditures, net	(4,546)	(4,594)
Other investment related proceeds	1,046	23,166
Purchase of investments	(500)	(2,279)
Net cash (used for) provided by continuing investing activities	(12,200)	19,694
Net cash provided by discontinued investing activities	-	44,799
Net cash (used for) provided by investing activities	(12,200)	64,493
Financing Activities
Dividends paid	(55,450)	(39,225)
Purchase of treasury stock	(2,589)	(3,542)
Net proceeds from exercise of stock options	71	861
Income tax benefit on options and RSUs	546	873
Capital contributions by noncontrolling interests	-	49
Net cash used for financing activities	(57,422)	(40,984)
Net increase (decrease) in cash and cash equivalents	(78,490)	25,870
Cash and cash equivalents at beginning of period	158,171	82,193
Cash and cash equivalents at end of period	$79,681	$108,063
Supplemental Disclosures
Income tax paid, net of refunds	$11,599	$2,203
Noncash investing and financing activities:
Noncash contributions by noncontrolling interests	$3,368	$183
Impairment of equity method investment	$—	$934

See accompanying Notes to Condensed Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     7

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

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     8

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

The Company’s interest in DMV was acquired for a cash purchase price of $14,111, net of $152 cash acquired. Transaction costs related to the purchase are a component of other production, distribution and operating costs and totaled $1,288, of which $725 were incurred in 2015. The estimated fair value of the acquired businesses totaled $17,478, of which $3,368 was attributed to noncontrolling interests. Approximately $693 of goodwill acquired is expected to be deductible for tax purposes. As further discussed in Note 11 – Contingencies, the contribution agreement included provisions for two pro-rata dividends and an embedded put arrangement with certain noncontrolling shareholders of DMV. The Company is in the process of finalizing the business valuation and its allocation to underlying assets and liabilities. The preliminary allocation of the purchase price, which is subject to adjustment upon finalization, is summarized as follows:

Estimated Fair Value
Working capital, net of acquired cash	$(79)
Property, plant and equipment	57
Other intangible assets	11,990
Goodwill	9,503
Deferred income tax liabilities	(3,993)
$17,478

Operating results of the businesses acquired have been included in the Condensed Consolidated Statements of Operations from the acquisition date forward. Revenue from marketing services is recognized at the time services are delivered. For arrangements that include multiple deliverables, revenue and upfront fees are allocated to each unit of accounting based on their relative fair values. For the three and nine months ended September 30, 2015, operating results included $2,370 and $6,124 of net operating revenue and a pretax loss of $65 and $308 before adjusting for noncontrolling interests, respectively. Pro forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

Note 3:  Discontinued Operations and Sales of Assets

Discontinued Operations. On September 3, 2014, The Providence Journal Company, a wholly-owned subsidiary of the Company, completed a transaction for the (i) sale of substantially all of the assets comprising the newspaper operations of The Providence Journal and related real property located in Providence, Rhode Island, and (ii) assumption of certain liabilities by LMG Rhode Island Holdings, Inc. (“LMG”), a subsidiary of New Media Investment Group Inc. The purchase price and working capital adjustment was $48,654 and the Company recorded a pretax gain on the sale of $17,134 during the three and nine months ended September 30, 2014.

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     9

Upon completion of this divestiture, the Company no longer owns the newspaper operations in Providence, Rhode Island. The Company continues to hold and market for sale certain land in Providence, Rhode Island. The Company also retains the obligation for the A. H. Belo Pension Plan II, which provides benefits to employees of The Providence Journal Company.

As a result of the above transaction, the activity and balance of The Providence Journal is presented as discontinued operations. During the three and nine months ended September 30, 2014, income from discontinued operations included revenues of $15,079 and $58,591, respectively, and expenses of $14,436 and $54,825, respectively, related to The Providence Journal. The Company adjusted the gain on the sale of The Providence Journal in the three and nine months ended September 30, 2015, by $(52) and $(62), respectively.

Other Dispositions.    On June 19, 2015, the Company completed the sale of the land and building which served as the administrative headquarters of The Providence Journal.  Net proceeds of $6,119 were received upon closing of the transaction, generating a loss of $265. Also during the third quarter of 2015, the Company demolished the existing structures on another owned property in Providence, Rhode Island generating a loss of $412.

Note 4:  Goodwill and Intangible Assets

As presented in Note 2 – Acquisitions, the Company acquired $9,503 of goodwill and $11,990 of finite-lived intangible assets during the nine months ended September 30, 2015, in connection with its acquisition of DMV. Amortization expense of $274 and $840 was recorded for the three and nine months ended September 30, 2015, respectively. The identification, valuation and amortization of these assets is not complete and is subject to adjustment upon finalization. The finite-lived intangible assets are presented below as Other intangible assets, gross.

Goodwill recorded from the Company’s previous acquisitions, exclusive of DMV, had a carrying value of $24,582 as of September 30, 2015 and December 31, 2014. Finite-lived intangible assets from previous acquisitions consisted primarily of customer relationships, amortized over an estimated useful life of three years.  The carrying value of finite-lived intangible assets, exclusive of DMV, was $389 and $656 as of September 30, 2015 and December 31, 2014, respectively. Amortization expense related to customer relationships from previous acquisitions was $87 and $267 for the three and nine months ended September 30, 2015 and $61 and $121 for the three and nine months ended September 30, 2014, respectively.

The carrying value of finite-lived intangible assets is set forth in the table below.

	September 30,	December 31,
	2015	2014
Customer relationships, gross	$975	$975
Other intangible assets, gross	11,990	—
Finite-lived intangible assets, gross	12,965	975
Accumulated amortization	(1,426)	(319)
Finite-lived intangible assets, net	$11,539	$656

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     10

Note 5:  Investments and Other Assets

Investments.   Investment interests in various entities which are recorded under the equity method or cost method of accounting, or consolidated if the Company holds a controlling financial interest. Under the equity method, the Company records its share of the investee’s earnings or losses each period as a component of other income, net, in the consolidated statements of operations. Under the cost method, the Company records earnings or losses when such amounts are realized. The Company evaluates the recoverability of its investments each period and estimates the fair value of its investments if identified events or circumstances indicate a significant adverse effect on the carrying value. Net gains on equity method investments were $564 and $953 for the three months ended September 30, 2015 and 2014, respectively, and $288 and $17,206 for the nine months ended September 30, 2015 and 2014, respectively. The table below sets forth the Company’s investments.

	September 30,	December 31,
	2015	2014
Equity method investments	$306	$1,640
Cost method investments	1,432	932
Total investments	$1,738	$2,572

Equity method investments - Investments recorded under the equity method of accounting include the following:

•

Wanderful Media, LLC (“Wanderful”) - The Company owns a 13.0 percent interest in Wanderful, which operates FindnSave.com, a digital shopping platform where consumers can find national and local retail goods and services for sale. This platform combines local media participation with advanced search and database technology to allow consumers to view local advertised offers and online sales circulars or search for an item and receive a list of local advertisers and the price and terms offered for the searched item. It also utilizes location-based technology and incentives to drive consumers to retailer locations.

During the nine months ended September 30, 2014, the Company determined that an other-than-temporary decline occurred in the value of its investment in Wanderful Media after evaluating the estimated fair value of the investee as determined by an independent valuation specialist, which resulted in an impairment charge of $934. The Company attributes the impairment primarily to a decline in business related to Wanderful Media’s legacy products. An additional contribution of $1,909 was made during the nine months ended September 30, 2014, to provide capital for development of new product offerings as Wanderful Media established its market presence.

•

Classified Ventures, LLC (“Classified Ventures”) - The Company owned a 3.3 percent interest in Classified Ventures through its sale date in the fourth quarter of 2014. The principal businesses of Classified Ventures included the operations of cars.com and apartments.com.    During the nine months ended September 30, 2014, Classified Ventures sold the operations related to apartments.com and the Company recorded a gain of $18,479 related to the transaction.  On October 1, 2014, the Company completed a transaction with Gannett Co. Inc. and other unit holders of Classified Ventures whereby Gannett acquired all membership interests from the unit holders of Classified Ventures, resulting in a gain on the sale of $77,092 during the fourth quarter of 2014. At December 31, 2014, the Company recorded a receivable of $3,280 for escrow funds held by Classified Ventures related to the sale of its membership interests, which were collected in October 2015.  Additional proceeds totaling $1,046three and nine months ended September 30, 2015, which represented additional distributions related to Classified Ventures sale of apartments.com and increased the gain on this transaction.

Other income of $3,540 was recorded during the three and nine months ended September 30, 2014, for the receipt of an economic parity payment from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures.

.

Consolidated investments - The Company consolidates the following investments in which it has a controlling financial interest:

•	Your Speakeasy, LLC (“Speakeasy”) - 70.0 percent ownership - targets middle-market business customers and provides turnkey social media account management and content development services.

•	Untapped Festivals, LLC (“Untapped”) - 51.0 percent ownership - hosts events providing craft beer and entertainment events across major Texas cities.

•	DMV Digital Holdings Company, Inc. - 80.0 percent ownership - specializes in marketing automation, search engine marketing, direct mail and promotional products.

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     11

Other Assets.   As of September 30, 2015, the Company held $675 in convertible notes receivable issued by a digital audio news and information entity between 2013 and 2015.  Based on the weak financial performance and liquidity of the issuer, the notes have been fully reserved and a loss of $675 was recorded to other loss during the three and nine months ended September 30, 2015.

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

Stock Options.

The table below sets forth a summary of stock option activity under its long-term incentive plan.

	Number of Options	WeightedAverage Exercise Price
Outstanding at December 31, 2014	432,723	$13.15
Exercised	(18,000)	3.95
Canceled	(44,172)	23.51
Outstanding at September 30, 2015	370,551	$12.36

In the three months ended September 30, 2015, no options were exercised. In the three months ended September 30, 2014, the intrinsic value of options exercised was $146. The intrinsic value of options exercised in the nine months ended September 30, 2015 and 2014, was $100 and $1,044, respectively. The intrinsic value of outstanding options at September 30, 2015 was $276. The vested and exercisable weighted average remaining contractual term of stock options outstanding as of September 30, 2015 was 2.0 years. The expense associated with all outstanding options was fully recognized in prior years.

Restricted Stock Units. Under A. H. Belo’s long-term incentive plan, the Company’s board of directors periodically awards RSUs. The RSUs have service conditions and vest over a period of up to three years. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. As of September 30, 2015, the liability for the portion of the award to be redeemed in cash was $532. The table below sets forth a summary of RSU activity under its long-term incentive plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2014	501,158				$6.81
Granted	134,812				7.66
Vested	(258,502)	155,097	103,405	$821	5.81
Canceled	(48,239)				7.47
Non-vested at September 30, 2015	329,229				$7.85

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     12

Compensation Expense. A. H. Belo recognizes compensation expense for RSUs issued to its employees and directors under its long-term incentive plan over the vesting period of the award, as set forth in the table below.

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
Three months ended September 30,
2015	$77	$(32)	$45
2014	106	(127)	(21)

Nine months ended September 30,
2015	$528	$(399)	$129
2014	698	1,206	1,904

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

The Company recognized income tax provision (benefit) from continuing operations of $(188) and $1,156 for the three months ended September 30, 2015 and 2014, respectively, and $(5,601) and $3,475 for the nine months ended September 30, 2015 and 2014, respectively. Effective income tax rates from continuing operations were 56.3 percent and 16.9 percent for 2015 and 2014, respectively. The effective tax rate is affected by recurring items such as tax rates and income in jurisdictions which we expect to be fairly consistent in the near term. The tax benefit recorded for the three months ended September 30, 2015, primarily reflects taxable losses from operations and changes in estimates on certain tax positions. The tax benefit recorded for the nine months ended September 30, 2015, also reflects a reduction in the valuation allowance for deferred tax assets of $3,993 as a result of DMV acquisition-date deferred tax liabilities assumed.  The Company expects to recover current year tax benefits through a carry back  against taxes paid in 2014.

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

During the three and nine months ended September 30, 2014, the Company made required contributions of $5,801 and $9,927, respectively, to the A. H. Belo Pension Plans. No contributions are required to the A. H. Belo Pension Plans in 2015. Management believes the assumed rate of return on the plans’ assets of 6.5 percent continues to be appropriate.

From time to time, the Company, as sponsor of the pension plans, will offer lump sum distributions to plan participants in order to reduce risks to the Company associated with actuarial factors such as returns on the plans’ assets and changes in interest and mortality rates.  The Company currently has an outstanding offer for lump sum distributions to certain plan participants representing approximately 85 percent of the total projected benefit obligations.  The acceptance and settlement of these obligations by the pension plans is expected to be finalized in the fourth quarter of 2015, at which time the Company will measure and record the resulting gain (loss) to accumulated other comprehensive income and pension expense, as applicable.

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     13

Net Periodic Pension Benefit

The Company estimates net periodic pension expense or benefit based on the expected return on plan assets, the interest on projected pension obligations and the amortization of actuarial gains and losses in accumulated other comprehensive loss, if required. The table below sets forth components of net periodic pension benefit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost	$3,540	$4,330	$10,620	$12,990
Expected return on plans' assets	(5,008)	(5,215)	(15,024)	(15,645)
Amortization of actuarial loss	313	—	938	—
Net periodic pension expense (benefit)	$(1,155)	$(885)	$(3,466)	$(2,655)

Defined Contribution Plans. The A. H. Belo Savings Plan, a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation, as provided by the plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation (less required withholdings and deductions) up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis.  During the three months ended September 30, 2015 and 2014, the Company recorded expense of $239 and $222, respectively, and during the nine months ended September 30, 2015 and 2014, the Company recorded expense of $765 and $743, respectively, for matching contributions to this plan.

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

The table below sets forth the changes in accumulated other comprehensive loss, net of taxes.

	Three Months Ended September 30,
	2015			2014
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(56,742)	$(57,028)	$286	$(15,440)	$(16,059)	$619
Amortization	313	314	(1)	(173)	—	(173)
Balance, end of period	$(56,429)	$(56,714)	$285	$(15,613)	$(16,059)	$446

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     14

	Nine Months Ended September 30,
	2015			2014
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(57,367)	$(57,654)	$287	$(15,093)	$(16,059)	$966
Amortization	938	940	(2)	(520)	—	(520)
Balance, end of period	$(56,429)	$(56,714)	$285	$(15,613)	$(16,059)	$446

Note 10:  Earnings Per Share

The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s shares of Series A and B common stock equally share equally in the distributed and undistributed earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings (numerator)
Net income (loss) attributable to A. H. Belo Corporation	$(3,956)	$18,444	$(4,185)	$36,387
Less: Income (loss) from discontinued operations, net	(52)	16,125	(62)	19,177
Less: Income (loss) to participating securities	26	41	88	910
Net income (loss) available to common shareholders from continuing operations	$(3,930)	$2,278	$(4,211)	$16,300
Shares (denominator)
Weighted average common shares outstanding (basic)	21,651,670	21,890,754	21,721,875	21,927,920
Effect of dilutive securities	—	100,962	—	111,328
Adjusted weighted average shares outstanding (diluted)	21,651,670	21,991,716	21,721,875	22,039,248
Earnings per share from continuing operations
Basic and diluted	$(0.18)	$0.10	$(0.19)	$0.74

Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

A total of 699,780 and 995,709 options and RSUs outstanding during the three and nine months ended September 30, 2015, and 2014, respectively were excluded from the calculation because they did not affect the earnings per share for common shareholders or the effect was anti-dilutive.

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

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     15

Redeemable noncontrolling interest.    In connection with the acquisition of DMV, the Company entered into a shareholder agreement which provides for a put option to a noncontrolling shareholder. The put option provides the shareholder with the right to require the Company to purchase up to 25 percent of his ownership interest between the second and third anniversaries of the agreement and up to 50 percent of his ownership interest between the fourth and fifth anniversaries of the agreement.

The exercisability of the noncontrolling interest put arrangement is outside of the control of the Company. As such, the redeemable noncontrolling interest of $1,263 is reported in the mezzanine equity section in the condensed consolidated balance sheets as of September 30, 2015. In the event that the put options expire unexercised, the related portion of noncontrolling interest would be classified as a component of equity in the condensed consolidated balance sheets.

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

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     16

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

The following tables set forth information related to our reportable segments.

The following tables set forth information related to our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Net Operating Revenue
Publishing	$60,975	$63,419	$183,828	$193,150
MEMS	5,933	2,504	15,192	6,426
Total	$66,908	$65,923	$199,020	$199,576

Operating Income (Loss)
Publishing	$(2,845)	$1,028	$(7,023)	$976
MEMS	(257)	(528)	(1,720)	(1,713)
Total	$(3,102)	$500	$(8,743)	$(737)

	September 30,	December 31,
	2015	2014
Total Assets
Publishing	$199,798	$295,788
MEMS	28,349	2,959
Total	$228,147	$298,747

Note 13:  Severance Costs

The Company has initiated cost reductions through a voluntary severance option offered to certain newsroom employees and other headcount reductions.  Through these initiatives, the Company eliminated 70 positions resulting in severance and other related costs of approximately $2,800 in employee compensation and benefits for the three and nine months ended September 30, 2015.  As of September 30, 2015, the Company recorded a liability in other accrued expenses of $533 for additional employee separations to occur through February 2016.  The combined impact of these reductions will allow the Company to add new positions to support a growing digital platform.

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     17

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

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     18

RESULTS OF CONTINUING OPERATIONS

Consolidated Results of Continuing Operations

The table below sets forth the components of A. H. Belo’s net operating revenue.

		Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	Segment	2015	Change	2014	2015	Change	2014
Advertising and marketing services		$39,184	6.1%	$36,941	$114,281	-0.6%	$114,918
Display advertising	Publishing	10,108	-6.1%	10,764	32,167	-9.7%	35,614
Classified advertising	Publishing	4,871	-13.4%	5,625	15,437	-12.0%	17,535
Preprint advertising	Publishing	12,392	-0.2%	12,414	35,530	-6.7%	38,067
Digital advertising	Publishing	6,453	12.6%	5,732	18,058	2.3%	17,654
Marketing services	MEMS	5,360	122.8%	2,406	13,089	116.4%	6,048

Circulation	Publishing	20,279	-4.4%	21,219	62,133	-2.1%	63,458

Printing, distribution and other		7,445	-4.1%	7,763	22,606	6.6%	21,200
Commercial print and distribution	Publishing	6,872	-10.3%	7,665	20,503	-1.5%	20,822
Event marketing and other	MEMS	573	484.7%	98	2,103	456.3%	378

Total net operating revenue		$66,908	1.5%	$65,923	$199,020	-0.3%	$199,576
Publishing		60,975	-3.9%	63,419	183,828	-4.8%	193,150
Other		5,933	136.9%	2,504	15,192	136.4%	6,426

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

Advertising revenue from core newspapers continues to be adversely affected by decreased national advertiser spending as well as the shift of advertiser spending to other forms of media. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital advertising, which is widely available from many sources. Companies are redistributing more of their advertising budgets towards programmatic channels to acquire digital advertising on multiple platforms which provides for targeted delivery and measurement. The Company has responded to these challenges by expanding its use of programmatic channels and developing its own programmatic platform to meet customer demands for digital ad placement opportunities in display, mobile, video and social categories.

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

The following summarizes year-over-year performance in advertising and marketing service revenue for the three and nine months ended September 30, 2015, by category.

Display advertising – As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Although volumes have remained relatively flat in 2015, lower rates are being offered to customers in response to competitive pressures. Overall rates received from advertisers declined by approximately

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     19

14 percent and 13 percent, for the three and nine months ended September 30, 2015, respectively. Revenue decreased for most display categories, with electronics and furniture advertisements accounting for most declines in both periods.

Classified advertising – Classified advertising remains challenged as alternative digital outlets continue to emerge. Overall classified revenue decreased in both periods due to lower volumes in all categories except legal advertising. This decline was partially offset by higher rates in the employment category.

Preprint advertising – Revenue was flat during the three months ended September 30, 2015, due to stabilization of preprint newspaper inserts and decreased in the nine months ended September 30, 2015, due to a decline in the volume of preprint newspaper inserts, consistent with the decline in circulation volumes and due to lower volumes in home delivery mail advertising.

Digital advertising – Digital revenue is primarily comprised of online display and classified advertising which consists of advertising placed on the Company’s websites or through programmatic advertising channels. Online classified is comprised of digital listings in auto, real estate, employment and other categories, including the Company’s resale of affiliate products such as cars.com. Online banner and other display advertising increased by 29.5 percent and 13.7 percent to $2,369 and $6,575 during the three and nine months ended September 30, 2015, respectively. Online classified increased (decreased) by 4.7 percent and (3.3) percent to $4,084 and $11,479 during the three and nine months ended September 30, 2015, respectively. In the fourth quarter of 2014, the Company divested of its membership interest in Classified Ventures, the owner of cars.com, and entered into a modified affiliate agreement allowing The Dallas Morning News to resell cars.com products and services exclusively in its local market. The modified agreement increases the wholesale rate that the Company pays to Classified Ventures for selling on the cars.com platform. Declines in online classified advertising are driven by decreases of $124 and $618 related to cars.com in the three and nine months ended September 30, 2015, respectively.

Marketing services – The Company began generating marketing services revenue in 2013 with 508 Digital and Speakeasy. The acquisition of DMV in January 2015 added three more marketing services companies. Marketing services revenue more than doubled as a result of growth at Speakeasy of approximately $679 and $1,355 in the three and nine months ended September 30, 2015, as well as $2,370 and $6,124, respectively, of incremental revenue from the acquired entities in the three and nine months ended September 30, 2015.

Circulation revenue

Circulation revenue declined slightly from the prior year as the benefit from recent rate increases substantially offset volume declines. Volumes have decreased for both home delivery and single copy sales, with more notable decline in single copy sales as newspapers compete for prime retail placement. Home delivery and single copy paid print circulation volumes declined 8.9 percent and 12.5 percent, respectively, for the three months ended September 30, 2015, and 8.3 percent and 15.8 percent, respectively, for the nine months ended September 30, 2015. These declines were offset by an effective rate increase of approximately 6.7 percent for home delivery throughout the year.  Effective rates for single copy increased for the year by approximately 10 percent but were lower in the third quarter from the prior year by 4 percent.

Printing, distribution and other revenue

Commercial print and distribution –  The Company’s newspapers aggressively market the capacity of their printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. Revenue decreased for the three months ended September 30, 2015, by $405 due to lower circulation volumes and increased for the nine months ended September 30, 2015, by $812 primarily due to the commencement of commercial printing services in March 2014 for various regional and community newspapers. Additional revenue declines of $246 and $968 were recognized for the three and nine months ended September 30, 2015, respectively, due to the loss of a significant contract for mailed insert advertisements.

Event marketing and other – Event marketing revenues increased $473 and $1,570 for the three and nine months ended September 30, 2015, respectively, as Crowdsource expanded its service offerings to include Savor Dallas, a local restaurant event promotion and Untapped, a weekend craft beer and music event, expanded its events across major Texas metropolitan areas.

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     20

Operating Costs and Expenses

The table below sets forth the components of the Company’s operating expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
	2015	Change	2014	2015	Change	2014
Operating Costs and Expense
Employee compensation and benefits	$29,041	19.7%	$24,265	$81,649	4.5%	$78,151
Publishing	26,538	13.6%	23,363	74,530	-1.1%	75,361
MEMS	2,503	177.5%	902	7,119	155.2%	2,790

Other production, distribution and operating costs	30,562	2.4%	29,846	93,037	5.8%	87,930
Publishing	27,361	-1.7%	27,825	84,851	2.5%	82,812
MEMS	3,201	58.4%	2,021	8,186	59.9%	5,118

Newsprint, ink and other supplies	7,266	-8.1%	7,910	23,275	-3.1%	24,012
Publishing	7,145	-9.4%	7,890	22,772	-4.8%	23,920
MEMS	121	505.0%	20	503	446.7%	92

Depreciation	2,780	-16.8%	3,341	8,695	-13.9%	10,099
Publishing	2,745	-16.4%	3,283	8,607	-13.9%	9,991
MEMS	35	-39.7%	58	88	-18.5%	108

Amortization	361	n/m	61	1,107	n/m	121
Publishing	31	3.3%	30	91	1.1%	90
MEMS	330	100.0%	31	1,016	100.0%	31

Total operating costs and expense	$70,010	7.0%	$65,423	$207,763	3.7%	$200,313
Publishing	63,820	2.3%	62,391	190,851	-0.7%	192,174
MEMS	6,190	104.2%	3,032	16,912	107.8%	8,139

Operating income (loss)	$(3,102)	-720.4%	$500	$(8,743)	1086.3%	$(737)
Publishing	(2,845)	-376.8%	1,028	(7,023)	-819.6%	976
MEMS	(257)	-51.3%	(528)	(1,720)	0.4%	(1,713)

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations related to its sponsored pension plans. Employee compensation and benefits increased in the three and nine months ended September 30, 2015, by $4,776 and $3,498, respectively, primarily attributed to severance expense of approximately $2,800 for the three and nine months ended September 30, 2015, as described in Note 13 – Severance Costs.  The annualized compensation and benefit savings of the reductions, net of the addition of new digitally-focused positions, is estimated to be $4,611. Expenses within the Company’s Publishing segment decreased in the nine months ended September 30, 2015 due to lower incentive compensation due to fewer annual equity awards and a reduced market price of the Company’s stock, as well as reduced salaries and commissions in response to lower sales. For the three and nine months ended September 30, 2015, employee related costs for MEMS grew by $1,601 and $4,329, respectively, primarily due to higher salaries related to expanded marketing services resulting from the acquisition of DMV and its approximately 45 employees.

Other production, distribution and operating costs – Expenses increased in the Company’s Publishing segment as a result of continuing initiatives to develop new products and service offerings. Year-to-date increases were primarily due to increased wholesale fees related to the cars.com affiliate agreement and higher costs associated with programmatic platform development to support expanded digital advertising and to accommodate greater interactive play between mobile devices; and higher consulting costs to optimize the Company’s sales and operating activities. Within the MEMS segment, expenses increased due to higher costs associated with the Company’s marketing services and event marketing operations as those businesses continue to grow. For the three and nine months ended September 30, 2015,  MEMS expenses grew by $1,180 and $3,068, respectively.

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     21

Newsprint, ink and other supplies – Expenses decreased due to reduced newsprint rates and lower consumption, consistent with lower circulation volumes of Company and certain third-party newspapers, offset by higher costs for purchased supplements and inserts. Newsprint consumption for the three months ended September 30, 2015 and 2014, approximated 7,516 and 8,607 metric tons, respectively, at an average cost per metric ton of  $550 and $618, respectively. Newsprint consumption approximated 23,162 and 25,354 metric tons for the nine months ended September 30, 2015 and 2014, respectively, at an average cost per metric ton of $543 and $580, respectively.

Depreciation – Expenses decreased due to a lower depreciable asset base as a higher level of in-service assets are fully depreciated.

Amortization – Expense increased due to the amortization of finite-lived intangible assets acquired in conjunction with the Company’s purchase of DMV.

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
	2015	Change	2014	2015	Change	2014
Other Income (Expense), Net
Income (loss) on equity method investments, net	$(564)	(96.3)%	$(953)	$(288)	(98.5)%	$17,206
Other income (expense), net	(489)	(477.3)%	3,878	(912)	264.0%	4,136
Total other income (expense), net	$(1,053)	(99.2)%	$2,925	$(1,200)	(100.8)%	$21,342

Income tax provision (benefit)	$(188)	(77.8)%	$1,156	$(5,601)	n/m	$3,475

Other Income (Expense) – Other income (expense) is primarily comprised of gains (losses) from equity method investments and gains (losses) from the sale or disposition of fixed assets. In the three and nine months ended September 30, 2015, losses from operations of equity method investments related to the investment in Wanderful Media. The Company recorded an impairment loss of $934 in the nine months ended December 31, 2014, after determining that an other-than-temporary decline occurred in the fair value of the Wanderful Media as determined by an independent valuation specialist.  The Company attributed the impairment primarily to a decline in business related to Wanderful Media’s legacy products. Gains in the nine months ended September 30, 2014, included an $18,479 gain on the sale of apartments.com by Classified Ventures.

In the three months ended September 30, 2015, other expense included a loss of $675 as the Company fully reserved certain convertible notes receivable issued by a digital audio news and information entity.  For the nine months ended September 30, 2015, other expense also included a loss of $292 related to the sale of a building and land in Providence, Rhode Island which formerly served as the administrative headquarters of The Providence Journal, and $412 of costs for the demolition of existing structures on another Providence, Rhode Island property to achieve more favorable market value.  Other income of $3,540 was recorded in the three and nine months ended September 30, 2014, for the receipt of an economic parity payment from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures.

Tax provision – The Company recognized income tax provision (benefit) from continuing operations of $(188) and $1,156 for the three months ended September 30, 2015 and 2014, respectively, and $(5,601) and $3,475 for the nine months ended September 30, 2015 and 2014, respectively. Effective income tax rates from continuing operations were 56.3 percent and 16.9 percent for 2015 and 2014, respectively. The effective tax rate is affected by recurring items such as tax rates and income in jurisdictions which we expect to be fairly consistent in the near term. The tax benefit recorded for the three months ended September 30, 2015, primarily reflects taxable losses from operations and changes in estimates on certain tax positions. The tax benefit recorded for the nine months ended September 30, 2015, also reflects a reduction in the valuation allowance for deferred tax assets of $3,993 as a result of DMV acquisition-date deferred tax liabilities assumed.  The Company expects to recover current year tax benefits through a carry back against taxes paid in 2014.  See the Condensed Consolidated Financial Statements, Note 7 – Income Taxes.

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

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     22

subsidiary of New Media Investment Group Inc. The purchase price and working capital adjustment was $48,654, and the Company recorded a pretax gain on the sale of $17,134 during the three and nine months ended September 30, 2014.

As a result of the above transaction, the activity and balance of The Providence Journal is presented as discontinued operations. During the three and nine months ended September 30, 2014, income from discontinued operations included revenues of $15,079 and $58,591, respectively, and expenses of $14,436 and $54,825, respectively, related to The Providence Journal. The Company adjusted the gain on the sale of The Providence Journal in the three and nine months ended September 30, 2015, by $52 and $62, respectively.

On June 19, 2015, the Company completed the sale of the land and building which served as the administrative headquarters of The Providence Journal.  Net proceeds of $6,119 were received in the second quarter of 2015, upon closing of the transaction, generating a loss of approximately $265.  For the nine months ended September 30, 2015, the Company demolished the existing structures on another owned property in Providence, Rhode Island generating a loss of $412.

Upon completion of these transactions, the Company no longer owns the newspaper operations in Providence, Rhode Island. The Company continues to own and market for sale certain land in Providence, Rhode Island. The Company also retains the obligation for the A. H Belo Pension Plan II, which provides benefits to employees of The Providence Journal Company.

Liquidity and Capital Resources

The Company’s cash balance as of September 30, 2015 and December 31, 2014, was $79,681 and $158,171, respectively. Working capital as of September 30, 2015 and December 31, 2014, was $84,646 and $105,049, respectively. The decrease in cash is primarily a result of distributions to shareholders of a portion of the cash proceeds generated in 2014 from the sale of the Company’s interest in Classified Ventures and the sale of The Providence Journal, which collectively generated cash proceeds of approximately $146,000. Other significant uses of cash included acquisition of new businesses and payment of taxes related to the gains on the 2014 divestiture transactions.

In 2015, the Company returned $58,039 to shareholders through quarterly and special dividends and through its stock repurchase program, as discussed below in Financing Cash Flows. The share repurchase program will expire December 31, 2015, and declaration of future dividends will be dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed.

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

In June 2015, the Company completed the sale of a building and land in Providence, Rhode Island which formerly served as the administrative headquarters of The Providence Journal. Net sales proceeds of $6,119 were received and a loss of $292 was recorded related to the divestiture. For the nine months ended September 30, 2015, costs of $412 were incurred related to the demolition of existing structures on another Providence, Rhode Island property.

Cash used for continuing operating activities in 2015 totaled $8,845, which included $11,599 of tax payments primarily related to the gains on the divestiture of assets in 2014. Cash flows from operations are expected to grow throughout the year as benefits from cost cutting measures are realized and as revenues are expected to increase in the subsequent quarter, consistent with historical trends. The Company is not required to make any pension contributions in 2015 and discretionary spending will be managed according to operating results.

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

Operating Cash Flows

Net cash used for continuing operating activities for 2015 and 2014 was $8,845 and $4,025, respectively. Cash flows from continuing operations decreased in 2015 due to tax payments of $11,599 primarily related to the gains on the divestiture of assets in 2014 and

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     23

severance payments of approximately $2,800. These expenditures were offset by savings related to cost containment measures. Cash flows (used for) provided by discontinued operations for 2015 and 2014, were $(23) and $6,386, respectively, and primarily represented the results of operations from The Providence Journal.

Investing Cash Flows

Net cash (used for) provided by continuing investing activities was $(12,200) and $19,694 in 2015 and 2014, respectively. Cash flows used for continuing investing activities in 2015 included payments of $14,111 and $500 related to acquisitions and investments during the period, respectively. Sales proceeds, net of disposal costs for fixed assets, of $5,911 were received during 2015 related to the sale of non-core real estate in Providence, Rhode Island.  Net sales proceeds of $3,401 were received in 2014 related to the sale of non-core real estate in Riverside, California and Dallas, Texas. Other investment related proceeds of $1,046 and $23,166 were received primarily related to distributions from Classified Ventures, LLC in 2015 and 2014, respectively. Cash flows used for continuing investing activities also included  $4,546 and $4,594 of capital spending in 2015 and 2014, respectively. Cash flows provided by investing activities of discontinued operations in 2014 were $44,799 and represented proceeds received from the divestiture of The Providence Journal.

Financing Cash Flows

Net cash used for continuing financing activities was $57,422 and $40,984 in 2015 and 2014, respectively. Cash used for continuing financing activities included dividend payments of $55,450 and $39,225 in 2015 and 2014, respectively. Dividends paid in 2015 included a special dividend of $2.25 per share declared and recorded in 2014, returning $50,148 to shareholders and holders of RSUs. In 2015 and 2014, the Company purchased 369,952 and 326,249 shares of its Series A common stock at a cost of $2,589 and $3,542, respectively, under its share repurchase program.

Financing Arrangements

None.

Contractual Obligations

No contributions to the A. H. Belo Pension Plans are required in 2015.

On September 10, 2015, the Company announced a $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on November 13, 2015, which will be paid on December 4, 2015.

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

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     24

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

Issuer Purchases of Equity Securities

The Company repurchases shares of its common stock from time to time pursuant to publicly announced share repurchase programs. During 2015, the Company repurchased 369,952 Series A shares at a cost of $2,589. All purchases were made through open market transactions and were recorded as treasury stock.

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     25

The following table contains information for shares repurchased during the third quarter of 2015. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2015	43,639	$5.27	1,232,758	1,267,242	(a)
August 2015	41,320	5.03	1,274,078	1,225,922	(a)
September 2015	40,510	5.03	1,314,588	1,185,412	(a)

(a)

Share repurchases are made pursuant to a share repurchase program authorized by the Company’s board of directors. On May 14, 2015, the Company’s board of directors authorized the repurchase of up to an additional 1,000,000 shares of the Company’s Series A Common Stock, par value $0.01 per share or Series B Common Stock, par value $0.01 per share. A total of 2,5000,000 shares have been authorized for repurchase.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     26

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

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     27

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*

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

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     28

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	November 2, 2015

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     30

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation Third Quarter 2015 on Form 10-Q     31