Form 10-K
period 2015-12-31
A. H. Belo Corp
filed 2016-03-08
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file no. 1-33741

(Exact name of registrant as specified in its charter)

Delaware	38-3765318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 224866, Dallas, Texas 75222-4866	(214) 977-8222
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Series A Common Stock, $.01 par value Preferred Share Purchase Rights	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2015, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $105,759,332.*

Shares of Common Stock outstanding at February 29, 2016: 21,493,131 shares (consisting of 19,105,891 shares of Series A Common Stock and 2,387,240 shares of Series B Common Stock).

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held on May 12,2016, are incorporated by reference into Parts II and III of this Annual Report.

A. H. Belo Corporation 2015 Annual Report on Form 10-K

A. H. BELO CORPORATION

FORM 10-K

A. H. Belo Corporation 2015 Annual Report on Form 10-K

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K concerning A. H. Belo Corporation’s business outlook on future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, dispositions, impairments, business initiatives, acquisitions, pension plan contributions and obligations, real estate sales, working capital, future financings and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond our control, and include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technological obsolescence. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

All dollar amounts reported within the Annual Report on Form 10-K are presented in thousands, unless the context requires otherwise.

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

A. H. Belo Corporation was formed in February 2008 through a spin-off from its former parent company and is registered on the New York Stock Exchange (NYSE trading symbol: AHC). The Company produces The Dallas Morning News  (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle  (www.dentonrc.com), a daily newspaper operating in Denton, Texas and various niche publications targeting specific audiences. Its newspaper operations also provide commercial printing and distribution services to large national and regional newspapers and other businesses in the North Texas region.

The Company also provides marketing, event marketing and other services to businesses. The predominance of services in this segment has been developed or acquired within the last five years and are provided through the Company’s digital marketing divisions and through its subsidiaries Your Speakeasy, LLC (“Speakeasy”); DMV Digital Holdings Company, Inc. (“DMV Holdings”) and AHC Proven Performance Media, LLC (“Proven Performance Media”).

DMN CrowdSource, LLC, (“CrowdSource”) provides event marketing services including event management consulting and sponsorship for large scale community events, seminars and festivals. CrowdSource serves the customers in the North Texas region and across major Texas cities.

In 2014, the Company completed the sale of substantially all of the assets and certain liabilities comprising the newspaper operations of The Providence Journal, a daily newspaper in Providence, Rhode Island, and the oldest continuously-published daily newspaper in the United States. In 2013, the Company completed the sale of The Press-Enterprise, a daily newspaper in Riverside, California, which serves the Inland Southern California region. With completion of these sales, the Company no longer owns newspaper operations in either Providence, Rhode Island or Riverside, California. The sales of newspaper operations in Providence, Rhode Island and Riverside, California, have allowed the Company to direct its capital and other resources to better serve readers and advertisers in the growing North Texas market.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 1

Business Overview

The Company’s goal is to create profitability for investors through the following:

•Be the premier provider of local journalism excellence in North Texas so citizens can make informed choices about their lives and the life of the communities in which they live.

•Provide customers with the most comprehensive suite of business marketing solutions.

Since the Company’s spin-off in 2008, the print media industry has encountered continuous declines of revenue primarily due to the secular shift of readers and advertisers to digital platforms. The Company has sought to limit its exposure to the industry risks through the greater development and enhancement of digital platforms for delivery of news and advertising, and through diversification of sources of revenue, from both organic growth and acquisitions of marketing services and new products.

In 2014 and 2013, the Company divested its newspaper operations in Providence, Rhode Island and Riverside, California in order to strategically monetize these assets. These newspaper operations, located in economically weak regions of the United States, were sold at optimal pricing, and sales proceeds were used to enhance shareholder value and to invest in the acquisition and organic development of businesses with expected growth opportunities. The dispositions of these operations allowed executive management to provide greater focus on growing its business in the North Texas region, where the Company’s primary operations reside.

The Company restructured its editorial and newsroom departments in 2015 in order to strengthen the depth of experience to support the broader delivery of news on digital platforms. A new editor was recruited, who was the former editor of the digital news pure play, FiveThirtyEight. Additionally, a nationally recognized digital journalist was recruited as the managing editor and resources have been made available through 2016 to expand existing digital talent within the newsroom. The Company has redesigned and expanded its website platforms and mobile apps to provide greater digital reporting of local news and information, and to expand the delivery of advertising and marketing services across a host of continuously changing media devices and platforms. The Company expects to continue to make significant investment in its digital news operations throughout 2016.

On January 2, 2015, the Company acquired an 80 percent voting interest in DMV Digital Holdings Company, Inc. into which the stock of three Dallas-based companies, Distribion, Inc., (“Distribion”), Vertical Nerve, Inc. (“Vertical Nerve”) and CDFX, LLC (d/b/a “MarketingFX”), were contributed. These businesses specialize in local marketing automation, search engine marketing, direct mail and promotional products, respectively. This acquisition complements the organic growth realized by Speakeasy and the Company’s Connect division, which offers content development, social media management, and multi-channel marketing solutions through targeted and programmatic exchanges. With the addition of these businesses, the Company has realized efficiencies through internal fulfillment of work that was previously out-sourced to third-party vendors and can provide businesses a more comprehensive suite of marketing solutions simplifying the efforts required to reach desired audiences through email and social, mobile and web platforms.

From the divestiture transactions, the Company has built cash balances that will be preserved for organic or acquisition opportunities in later years. In 2016, management will focus its attention and initiatives on maximizing the return on its print assets, enhancing its digital publishing capabilities as well as development and expansion of the marketing solution ecosystem that has been built so that the margins realized by these businesses can grow.

As a result of the greater strategic alignment within the Company’s newspaper and within its marketing services operations in 2015, the Company has established separate segments for its publishing operations and for its marketing, event marketing, and other services. These operations had previously been reported as a single segment. The results of operations related to the Company’s segments are presented in Item 7 - Management Discussion and Analysis.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 2

Publishing Segment

The Dallas Morning News’ first edition was published on October 1, 1885 and is one of the leading metropolitan newspapers in the United States. The newspaper is distributed primarily in Dallas County and 10 surrounding counties. This coverage area represents one of the most populous and fastest growing metropolitan areas in the country. The Dallas Morning News has been awarded nine Pulitzer Prizes for news reporting, editorial writing and photography. The Dallas Morning News also publishes Briefing, a newspaper distributed four days per week at no charge to over 200,000 nonsubscribers in select coverage areas; and Al Dia, an award-winning Spanish-language newspaper published on Wednesdays and Sundays and distributed at no charge to over 100,000 households in select coverage areas. Unless otherwise noted, the financial and operating results of all publications are reported as The Dallas Morning News.

Businesses producing and providing services within the print and paper industry have encountered significant decline in revenue as a result of increasing use of the internet for delivery of information. These businesses have been challenged to find alternative solutions to offset the loss of revenue. The majority of revenues within the newspaper industry were historically generated from display and classified advertisements within the newspapers followed by revenues from subscription and retail sales of newspapers. Since the spin-off from its parent company in 2008, the Company has faced the ongoing revenue decline in all its print products, particularly advertising within the newspapers. Revenues from subscription and retail sales of newspapers have observed greater resilience as readers have been willing to pay higher prices for the product, which has substantially offset lower circulation volumes.

The following chart presents the revenue trend of core print products since the Company's spin-off in 2008.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 3

The following describes the various revenue streams within the publishing segment.

Advertising Revenue - Advertising revenue accounted for approximately 58.0 percent of total revenue within the publishing segment for 2015. The Company has a comprehensive portfolio of print and digital advertising products which include:

•Display Advertising – Display revenue results from sales of advertising space within the Company’s core newspapers and niche publications to local, regional or national businesses with local operations, affiliates or resellers.

•Classified Advertising – Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspapers.

•Preprint Advertising – Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspapers and niche publications, or distributed by mail or third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company’s capabilities allow its advertisers to selectively target preprint distribution at the sub-zip code level in order to optimize coverage for the advertisers’ locations.

•Digital Advertising – Digital publishing revenue includes the sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps.

In addition to daily newspapers, the Company publishes niche publications which provide a vehicle for delivery of display, classified, and preprint advertising, typically to nonsubscribers of the Company’s core newspapers and at no charge. These publications target specific demographic groups, geographies and nonsubscriber households. Most niche publications have related websites and mobile applications, allowing digital access by consumers. The niche publications provide unique content, but usually incorporate the news content from the core newspapers while leveraging the Company’s printing, distribution and technology infrastructure to drive additional advertising revenue at a low incremental cost. From time to time, the Company produces magazines or special newspaper editions to promote business, sporting or other events in the North Texas region, such as the Top 100 Places to Work edition. These publications allow the Company to generate revenue through advertising sales in the publications and through increased circulation or fees for the publications.

Circulation Revenue - Circulation revenue includes subscription and single copy sales related to the Company’s core newspapers in print and digital formats. A. H. Belo’s steadfast commitment to producing superior, unduplicated local content enables the Company’s newspapers to charge premium subscription rates. The Dallas Morning News’ goal is to maximize the amount of recurring revenue from consumers of the Company’s print and digital products. The Company continuously assesses the content provided to subscribers and their willingness and ability to pay higher rates by geographic area. Each year since 2008, the Company has implemented effective rate increases to select subscribers or retailers. Periodically throughout each year, various special interest magazines, such as Healthy Living or Your Money, are included with Sunday editions as a part of subscribers’ home delivery news package. Subscriber and retail rates for these editions reflect a charge for this content.

The Company’s news websites, including dallasnews.com,  dentonrc.com and aldiadallas.com, are the leading news and entertainment platforms in the North Texas region. The news websites offers users late-breaking and other up-to-date news coverage, user-generated content, advertising, e-commerce and other services. Readers can access news content across multiple digital platforms and obtain relevant local customized content and advertising. The Company’s journalists have expanded their reach and deepened their engagement with audiences by delivering news and content through social media platforms, such as blogs, Facebook and Twitter, which direct traffic to its core websites. With the reorganization of its editorial and newsroom personnel in 2015, the Company has strengthened its focus to provide greater journalistic content on its digital platforms with increased emphasis towards video media.

The Company is currently undergoing a multi-phase expansion of dallasnews.com to provide enhanced capabilities on its flagship website and further development of its entertainment brands. In 2015, the Company completed the expansion of its e-commerce functions and extended its interface with social media platforms and mobile devices. A standalone website was created for guidelive.com, the premier website for entertainment news and events in North Texas. Unique landing pages solely dedicated to the Company’s SportsdayDFW.com and SportsdayHS.com branded platforms were developed, and separate websites for these platforms will be launched in 2016. These enhancements allow the websites to leverage the identity of their brands to gain greater audience and to quickly respond as technology evolves and new media are introduced, such as wearable devices or hybrid phone or tablet devices. The Company anticipates it will continue to make significant capital investment in its websites in 2016 as it further expands data collection capabilities for traffic to its websites, allowing support of native application strategies, and greater interface with visitors and advertisers.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 4

The Company’s news websites are currently accessible to everyone, free of charge. A digital replica version of The Dallas Morning News is offered on dallasnews.com for subscribers to pay for if they prefer to consume news through a digital device in a more traditional format. Between 2011 and 2013, the Company implemented a paywall on dallasnews.com, whereby users were charged a monthly subscription for select premium content on the news website. The paywall was discontinued in 2013 due to weak subscription revenue. The Company is actively seeking alternative options for monetization of premium digital content, such as the establishment of a meter whereby users would pay a fee for consumption of premium content exceeding a minimum threshold.

Readership of the Company’s newspapers is tracked by Scarborough Research, which estimated the number of individuals reading a newspaper print edition to be approximately 1,260,000 for The Dallas Morning News, as reported in the September 2015 Publishers’ Statements, which are subject to audit. This readership volume represents a reach of approximately 26.0 percent of the designated market for this newspaper in the Company’s circulation area. The average print and digital volumes associated with A. H. Belo’s primary daily newspaper and niche publications are reported and verified by a circulation audit agency, as set forth in the table below.

	2015		2014		2013
	Daily	Sunday	Daily	Sunday	Daily	Sunday
Newspaper	Circulation(a)	Circulation	Circulation(a)	Circulation	Circulation(a)	Circulation
The Dallas Morning News Group
The Dallas Morning News (b)	271,546	358,861	272,245	382,300	271,189	379,379
Niche publications (b)	118,126	351,008	118,760	325,492	118,626	324,536
Total	389,672	709,869	391,005	707,792	389,815	703,915

(a)	Daily circulation is defined as a Monday through Saturday six-day average.
(b)

Average circulation data for The Dallas Morning News includes its niche publications and the Denton Record-Chronicle. Data for 2015 was obtained from the Quarterly Data Reports for the twelve-month period ended December 31, 2015, and data for 2014 and 2013 was obtained from the Publisher’s Statement for the six-month periods ended September 30, 2014 and 2013, respectively, as filed with the Alliance for Audited Media (the “Audit Bureau”). The 2015 statements are subject to audit. Year-over-year increase in reported daily circulation for 2014 for The Dallas Morning News is due to increased reported digital subscribers for each of these periods.

Printing, Distribution and Other Revenue - Printing, distribution and other revenue accounted for approximately 12 percent of total revenue for 2015 and includes commercial printing, distribution, direct mail and event-based services. The Company provides commercial printing and distribution services, leveraging the capacity of its production and distribution assets to provide economic alternatives for customers seeking overhead relief. The incremental revenue from these services allows a greater return on the Company’s operating assets.

Commercial printing services are provided for certain national newspapers that require regional printing and for various local and regional newspapers. Newsprint used in the production of large national newspapers is generally provided by the customer. Home delivery and retail outlet distribution services are also provided for other national and regional newspapers delivered into the Company’s coverage areas. A direct mail business is operated in Phoenix, Arizona, providing mailed advertisements for its business customers.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 5

Marketing Services

Digital marketing services are offered by the Company’s sales and marketing divisions and by its subsidiaries, Speakeasy and DMV Holdings. Through organic growth and acquisitions, the Company is able to offer small to mid-sized businesses a comprehensive marketing solutions package while providing a greater percentage of the marketing fulfillment costs internally that was previously outsourced to third-party providers. During 2015, the Company has aligned management and the Company’s sales teams to provide a cross-functional integrated approach to maximize the development of these businesses. Digital marketing services are provided as follows:

•

Connect, a division of the Company formed in 2013, manages multi-channel advertising campaigns for its customers, allowing customers to target demographic audiences using data analytics and allowing customers to determine the delivery media such as email campaign, banner impressions or video views on third-party websites. Connect is able to design and fulfill customer campaign requirements through acquisition of advertising inventory on programmatic exchanges.

•

The Company’s auto sales division offers targeted advertising to auto dealerships primarily in the North Texas region desiring to advertise their inventory on the cars.com platform. The Company is under contract to sell this advertising through August 2019.

•

Speakeasy, formed in 2012, targets middle-market business customers and provides turnkey social media account management and content marketing services principally for businesses in the North Texas region.

•

Distribion, a DMV Holdings business, offers multi-channel marketing solutions through subscription sales of its cloud-based software, allowing customers to manage and individualize their marketing campaigns. Distribion also provides multi-channel marketing services to customers not having access to its proprietary software.

•	Vertical Nerve, a DMV Holdings business, provides marketing analytics, search engine marketing and other marketing related services to businesses across the United States.

Other marketing services include business marketing products offered through Marketing FX, a DMV Holdings business. These products include promotional products for businesses to supply to employees and customers. The Company has also expanded its services through Proven Performance Media, an organically developed company which provides pay-for-performance advertising services primarily for newspaper companies across the United States.

Event Marketing Services

CrowdSource was formed in 2013 to provide marketing and promotional services for events and event organizers. CrowdSource promotes community events, such as One Day University, an educational speaker event; Savor, a premium food, wine and spirits festival in Dallas; and Untapped, a craft beer festival held across five major Texas cities; and other community-related events. CrowdSource seeks to expand its presence across Dallas/Ft Worth as a leading organizer of events and focus its initiatives on those events which are expected to generate profitable returns.

Raw Materials and Distribution

The basic material used in publishing newspapers is newsprint. Currently, most of the Company’s newsprint is obtained through a purchasing consortium. Management believes the Company’s sources of newsprint, along with available alternate sources, are adequate for the Company’s current needs.

During 2015, Company operations consumed 31,141 metric tons of newsprint at an average of $550 per metric ton. Consumption of newsprint in 2014 was 33,717 metric tons at an average cost of $589 per metric ton.

The Company’s newspapers and other commercial print products are produced at its facility in Plano, Texas. Distribution of printed products to subscribers, retailers and newsstands is made under terms of agreements with third-party distributors. The Company believes a sufficient number of third-party distributors exist to allow uninterrupted distribution of the Company’s products.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 6

Competitive Strengths and Challenges

The Company’s strengths are:

•	the largest news gathering operation in North Texas
•	due to the millions of unique visitors who come to the Company’s websites and apps daily, the Company has the opportunity to build valuable first-party data about consumers in North Texas
•	the ability to develop innovative new product and service offerings which leverage the Company’s brand equity, existing content, distribution platforms, technologies and relationships
•	product or service offerings that allow the Company to offer advertisers a customized and integrated advertising and marketing solution through desired media channels
•	sufficient liquidity to allow the Company to opportunistically invest in, or acquire businesses, that complement the Company’s advertising or marketing services business
•	an affluent and educated demographic base in its market
•	the ability to market print or digital products and services to large and targeted audiences at low marginal costs
•	a large sales force with knowledge of the marketplaces in which the Company conducts its business and relationships with current and potential advertising clients
•	the ability to effectively manage operating costs according to market pressures

The Company’s challenges are:

•	timely growth of profit margins related to the Company’s marketing services businesses that would provide for an offset of declines in revenue of the Company’s print operations
•	maintaining and growing advertising and circulation revenues in a competitive environment with increased competition from other media, particularly the internet
•	effective monetization of locally created online content on the Company’s websites while balancing the impact of potential lower traffic volumes with an established paywall or metered-based model
•	driving digital advertising revenue while limiting intrusive ads that slow page load times

In response to the decline in print revenue, the Company has developed or acquired capabilities to offer customers advertising and marketing solutions through multiple media channels. The Company also continues to diversify its revenue base by leveraging the available capacity of its existing assets to provide print and distribution services for newspapers and other customers requiring these services, by introducing new advertising and marketing services products, by increasing circulation prices and through growth of the Company’s event based business.

As a result of declining print circulation, the Company has developed broad digital strategies designed to provide readers with multiple platforms for obtaining online access to local news. The Company continues to obtain additional key demographic data from readers, which allows the Company to provide content most desired by readers and to modify marketing and distribution strategies to target and reach audiences most valued by advertisers. The Company has implemented a programmatic digital advertising platform which provides digital ad placement and targeting efficiencies and increases utilization of digital inventory within the Company’s websites as well as on external websites. Initiatives are also being implemented with the Company’s sales teams to better utilize pay for performance data and other metrics in generating and returning lost advertising dollars to its print business.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 7

Strategy

A. H. Belo is committed to producing positive net income and cash flow and creating value for shareholders over the long-term through stock price appreciation and dividends. The Company continuously evaluates its operations and investments against various economic factors to determine the appropriate holding strategies.

In 2014 and 2013, the Company completed various dispositions of investments, newspaper assets and operations in Rhode Island and California, and non-essential real estate assets, all at opportunistic prices. Sales proceeds were used to return money to shareholders, provide additional contributions to the Company’s pension plans, and invest in new businesses that complemented and leveraged existing core operations. The Company continues to seek investments that will provide near and long term returns to replace the declining print revenue and continuously implements measures to control operating expenses as it develops and grows new businesses. These measures are implemented through divesting of unprofitable products and services, adjusting the Company’s workforce and benefits to align with revenues and market conditions, and restructuring operations through organizational realignments. Returns on operating and investing assets are evaluated to ensure the appropriate return on investment is achieved and capital is deployed to the benefit of its shareholders.

The Company is committed to providing the leading digital and print platforms for delivering news of the highest quality and integrity in the North Texas area, as well as creating and developing innovative print and digital products addressing the needs of consumers and advertisers. The Company intends to achieve these objectives through the following strategies:

•	expand the marketing services sales teams to grow revenue in these emerging businesses
•	optimize and leverage marketing and sales capabilities in an integrated manner for existing print and digital products that creates sustainable revenue and earnings
•	produce quality local content distributed through digital and print platforms, improving the user interface and developing stronger retention methods among print readers
•	develop new ways to monetize news content delivered on the Company’s news and entertainment websites
•	increase utilization of operating assets through selling commercial printing and distribution services to third parties
•

continue to align costs with revenue, maintain strong liquidity to support future business and product initiatives and provide flexibility to meet strategic investment opportunities and other cash flow requirements

Competition

The Company’s newspapers, niche publications and related websites primarily serve audiences in the North Texas area. The Company’s newspapers compete for advertising revenue for its newspapers and websites with other print and digital media companies. Advertising revenues for the Company’s newspapers and on its websites are responsive to circulation and traffic volumes, demographics of its subscriber base, advertising results, rates and customer service. Advertising on digital platforms is highly competitive and largely dominated by large internet companies. As advertisers reallocate marketing expenditures from print to digital channels, the Company believes its strong local brand, its suite of print and digital advertising and marketing service products, affiliate agreements with large internet advertisers, and its programmatic digital advertising platform will allow it to offer unique advertising and marketing solutions to local businesses on a competitive scale.

The Dallas Morning News has the highest paid print circulation volumes in the North Texas area while competing with one other metropolitan newspaper in parts of its geographic market. Print circulation revenues are primarily challenged due to free and readily accessible news, entertainment, advertising and other content available through the internet. This secular shift from print to digital media continues as consumer lifestyles embrace technological advancements, particularly with mobile devices, which provide access to a wide variety of digital news and advertising alternatives, including news and social media websites, online advertising networks and exchanges, online classified services, and direct email advertising. Competition for readers is primarily based on the mode of delivery, quality of the Company’s journalism, price, timeliness of its interaction with audiences and customer service. News and other digital content produced by the Company’s newspapers and niche publications is available via its websites, apps and through email. The Company offers the competitive technology for accessing digital content on mobile devices and via personal computers. Journalists engage online readers through blogs, Twitter and other social media posts. The Company has modified its websites to provide greater video content and advertising, links to other sites sought by readers, improved layouts, and a better interface with mobile applications.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 8

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

Employees

As of December 31, 2015, the Company employed approximately 1,100 full-time and 60 part-time persons.

Available Information

A. H. Belo maintains its corporate website at www.ahbelo.com,which makes available, free of charge, this Annual Report on Form

10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to those reports, as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 9

Item 1A. Risk Factors

The following risk factors are based on management’s current knowledge and estimates of factors affecting the Company’s operations, both known and unknown. Readers are cautioned not to place undue reliance on such forward-looking information as actual results may differ materially from the possible risks and outcomes discussed herein. In addition, a number of other factors (those identified elsewhere in this document and others, both known and unknown) may cause actual results to differ materially from expectations.

A. H. Belo’s newspapers operate in highly competitive media markets, and the Company’s ability to generate revenue depends on the effectiveness of the Company’s strategy to promote new and existing products.

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

A. H. Belo’s ability to stabilize advertising and circulation revenue through price and volume increases may be affected by competition from other forms of media and other publications available in the Company’s various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time and declining frequency of regular newspaper buying among certain demographic groups. The Company may also incur higher costs competing for paid circulation, and if the Company is not able to compete effectively, revenue may decline and the Company’s financial condition and results of operations may be adversely affected.

Purchasing practices of national advertisers could negatively impact the Company’s pricing and ability to up-sell other products, which could result in lower revenues.

Many national advertisers which place advertising in the Company’s newspapers are centralizing purchasing functions and streamlining the buying and negotiating process. This could result in the commoditization of certain advertising products, which limits the Company’s ability to promote its position in the market, the customer service value of its relationship with the advertiser, and the benefits of its suite of products, including the Company’s ability to up-sell other products. This also may put the Company in competition with other advertising companies that are able to offer lower prices for a larger geographical area than the Company covers. Accordingly, the Company could experience a decline in pricing which could result in lower revenues.

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

The expansion of programmatic advertising could result in lower realization of advertising revenue sold by the Company’s news and entertainment websites.

Digital marketing services are relatively new to business customers. Barriers to entering this industry are low and many competitors offering advertising services on traditional advertising platforms are seeking to gain market share, particularly through programmatic exchanges. As this industry expands, purchasing and selling of advertisement on exchanges is expected to result in lower costs of advertising which in-turn could be passed on to businesses customers. Such events could result in lower profit realization for digital advertising revenue within the Company’s news and entertainment websites as it competes with exchange platforms for advertising dollars.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 10

The growth and profitability of the Company’s marketing services businesses are largely dependent on acceptance by local businesses and the recruitment and retention of key employees.

Marketing services offerings are rapidly evolving as business customers seek quantifiable results to measure the effectiveness of their advertising spending. The Company’s marketing services customers primarily represent mid-sized businesses varying degrees of knowledge and familiarity with online marketing and advertising campaigns. The success of the Company’s marketing service offerings is dependent on education of these customers on the benefits of these services to their businesses. Challenges may include the accuracy or perceived accuracy of metrics provided and the ability of the customer to properly interpret the effectiveness of their advertising campaigns against benchmarks that may not be reliable.

Increasing the Company’s client base and achieving broader market acceptance of its suite of cross-channel, interactive marketing solutions will depend on the ability of sales and marketing teams and their capabilities to obtain new clients as well as sell additional products and services to existing clients. Competition is fierce for direct sales professionals with the skills and technical knowledge that is required, and the Company may be unable to hire or retain sufficient numbers of qualified individuals in the future. The ability to achieve significant future revenue growth will depend on the success in recruiting, training and retaining sufficient numbers of direct sales professionals. New and planned hires require significant training and time before sales teams become fully productive, and may not become as productive as quickly as anticipated.  The growth prospects will be harmed if efforts to expand, train and retain the direct sales team do not generate a corresponding significant increase in revenue.

The Company’s potential inability to successfully execute cost control measures could result in total operating costs that are greater than expected.

The primary costs of the Company’s operations include employee compensation and benefits, followed by distribution costs, newsprint and other production materials and technology costs. The Company has taken steps to lower its costs through selling or discontinuing production of unprofitable operations and products, reducing personnel and restructuring employee benefits and implementing general cost control measures. Although the Company continues its cost control efforts, the Company may be unable to match revenue declines with offsetting cost reductions.

Certain operating costs may not fluctuate directly with the changes in revenue volumes, which could result in lower margins if advertising and circulation volumes decline. The Company could also experience inflationary pressures from newsprint and other suppliers and be unable to generate additional revenue or additional cost reductions to offset these inflationary pressures. The Company utilizes outside service providers to distribute its newspapers, and certain preprint advertising is distributed through the mail. Higher fuel costs or higher postage rates could result in higher direct costs incurred by the Company to distribute its products.

Increasing cost of healthcare benefits offered to employees may require the Company to evaluate the scope of benefits offered and the method in which health care benefits are delivered. Competition for qualified personnel may require the Company to spend more on compensation costs, including employee benefits, to attract and retain its workforce.

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

The Company believes appropriate steps are being taken to control costs. However, if the Company is not successful in matching revenue declines with corresponding cost reductions, the Company’s ability to generate future profits could be affected.

The sufficiency of the Company’s liquidity is dependent upon meeting future financial goals.

Although the Company’s cash holdings are more than sufficient to meet foreseeable operating needs, the Company must achieve expected financial goals. Unplanned events such as significant pension plan contributions, tax obligations, significant loss of revenue, unprofitable operations or deterioration of collections of receivables, could accelerate the use of the Company’s cash balances. The Company’s ability to raise financial capital in the future may be hindered due to uncertainty regarding newspaper industry’s prospective performance. If adequate funds are not available or are not available on acceptable terms, if and when needed, the Company may be forced to sell assets at below-market prices to sustain its operations.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 11

There can be no assurance that the Company’s product and service initiatives will be successful.

The Company has introduced new product and service initiatives designed to grow advertising and market services revenue and to respond to challenges of maintaining revenue in existing markets. These initiatives may not be successful for advertisers, may not be marketable or profitable and could result in unprofitable financial performance.

Significant turnover of key employees could expose the Company to loss.

A. H. Belo relies on the efforts of its senior executive officers and other management. The Company is located in a strong economic region of the United States with low unemployment and strong competition for senior management personnel. Over the last few years, the Company has realized significant turnover of key executives and management from cost cutting measures, department restructurings and attrition. The success of the Company’s businesses depends heavily on its ability to successfully execute the required responsibilities of these roles as well as the Company’s ability to retain current management and to attract and retain qualified personnel in the future. The loss of key personnel results in additional recruiting and training costs to the Company. Further, the exposure for loss to the Company and the potential delay of operations is elevated until the employee has sufficient knowledge commensurate with their assigned duties.

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

A. H. Belo directors and executive officers hold approximately 48 percent of the voting power of the Company’s outstanding voting stock as of December 31, 2015. A. H. Belo’s Series A common stock has one vote per share and Series B common stock has 10 votes per share. Except for certain extraordinary corporate transactions, generally all matters to be voted on by A. H. Belo’s shareholders must be approved by a majority of the voting power of the Company’s outstanding voting stock, voting as a single class. Certain extraordinary corporate transactions, such as a merger, consolidation, sale of all or substantially all of the Company’s assets, dissolution of the Company, the alteration, amendment, or repeal of A. H. Belo’s bylaws by shareholders and certain amendments to A. H. Belo’s certificate of incorporation, require the affirmative vote of the holders of at least two-thirds of the voting power of the outstanding voting stock, voting as a single class. Accordingly, A. H. Belo’s directors and executive officers will have significant influence over the Company’s management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions. This ownership may limit other shareholders’ ability to influence corporate matters and, as a result, A. H. Belo may take actions that some shareholders do not view as beneficial.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 12

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal operations are located as follows:

Operations	Ownership	Location
Corporate, The Dallas Morning News, and Marketing and
Event Marketing Service Operations	Owned	Dallas, Texas
Printing facilities	Owned	Plano, Texas
Denton Record-Chronicle offices	Owned	Denton, Texas
Direct mail offices and warehouse	Leased	Phoenix, Arizona

In addition to the properties above, the Company holds various real estate assets in Texas and Rhode Island that are nonessential to operations including various parking lots and land. Certain real estate assets are currently marketed for sale and included in property, plant and equipment in the Company’s consolidated balance sheets.

Item 3. Legal Proceedings

A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 13

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

	Stock Price			Dividends
	High	Low	Close	Declared
2015
Fourth quarter	$6.32	$4.64	$5.00	$0.08
Third quarter	5.85	4.22	4.93	0.08
Second quarter	8.41	5.40	5.60	0.08
First quarter	10.92	7.85	8.23	0.08

2014
Fourth quarter	$13.34	$10.37	$10.38	$2.33
Third quarter	12.17	10.20	10.67	0.08
Second quarter	12.83	10.47	11.85	1.58
First quarter	13.00	7.37	11.58	0.08

The closing price of the Company’s Series A common stock as reported on the New York Stock Exchange on February 29, 2016, was $5.98. The approximate number of shareholders of record of the Company’s Series A and Series B common stock at the close of business on February 29,  2016, was 408 and 175, respectively.

Equity Compensation Plan Information

The information set forth under the heading “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders, to be held on May 12, 2016, is incorporated herein by reference.

Issuer Purchases of Equity Securities

The Company repurchased shares of its common stock pursuant to a  publicly announced share repurchase program which ended in December 2015. A total of 472,245 Series A shares were repurchased in 2015 at a cost of $3,146. All purchases were made through open market transactions and were recorded as treasury stock.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 14

The following table contains information for shares repurchased during the fourth quarter of 2015. None of the shares in this table were repurchased directly from any of the company’s officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2015	42,702	$5.42	1,357,290	1,142,710
November 2015	38,998	5.45	1,396,288	1,103,712
December 2015	20,593	5.45	1,416,881	1,083,119

Share repurchases were made pursuant to a share repurchase program authorized by the Company’s board of directors. A total of 2,500,000 shares were authorized under the program. The Company’s agreement to repurchase its shares was terminated effective December 11, 2015.

Sales of Unregistered Securities

During 2015,  2014 and 2013, shares of the Company’s Series B common stock in the amounts of $728, $8,918, and $4,401, respectively, were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption under Section 3(a)(9) of the Securities Act.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 15

Performance Graph

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph below compares the annual cumulative shareholder return on an investment of $100 on December 31, 2010, with a closing price of $8.70 per share, in A. H. Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with the cumulative total return, assuming reinvestment of dividends, of a similar investment in (1) companies on the Standard & Poor’s 500 Stock Index and (2) companies on the Standard & Poor’s Publishing Stock Index.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 16

Item 6. Selected Financial Data

The table below sets forth selected financial data of the Company for each of the years ended 2011 through 2015. For a more complete understanding of this selected financial data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes.

	As of and for the years ended December 31,
In thousands, except per share amounts	2015	2014	2013	2012	2011
Total net operating revenue	$272,108	$272,788	$276,183	$280,924	$299,131
Total operating costs and expense (a)	290,403	280,474	274,961	276,790	301,398
Income (loss) from operations	(18,295)	(7,686)	1,222	4,134	(2,267)
Total other income (expense), net (b)	(1,469)	99,671	2,154	2,766	(966)
Income tax provision (benefit) (c)	(1,570)	5,978	1,460	1,793	5,163
Income (loss) from continuing operations	(18,194)	86,007	1,916	5,107	(8,396)
Income (loss) from discontinued operations (d)	(63)	6,770	14,010	(4,688)	(2,537)
Net loss attributable to noncontrolling interests (e)	(415)	(152)	(193)	(107)	—
Net income (loss) attributable to A. H. Belo Corporation	$(17,842)	$92,929	$16,119	$526	$(10,933)

Total assets (d)	$221,501	$298,747	$279,218	$291,939	$345,088
Total liabilities and redeemable interest (e) (f)	$102,651	$172,728	$110,442	$189,879	$223,609
Total shareholders’ equity	$118,850	$126,019	$168,776	$102,060	$121,479
Cash dividends recorded per share (g)	$0.32	$4.07	$0.28	$0.48	$0.18

(a)

In 2015 and 2014, the Company recorded a charge to pension expense of $14,964 and $7,648, respectively, related to the recognition of prior year actuarial losses associated with liquidated pension obligations in conjunction with the Company’s continued de-risking efforts.

A final settlement adjustment of $1,988 was recorded to expense in 2011 relating to the 2010 finalization of plan assets and obligations assumed in connection to the withdrawal from a defined benefit pension plan sponsored by the former parent company.

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

(e)

The Company acquired a 80 percent interest in DMV Digital Holdings, Inc. in 2015, a 51 percent interest in Untapped Festivals, LLC in 2014 and a 70 percent interest in Your Speakeasy, LLC, in 2012. The Company consolidates the results of operations related to these investments and records the interests of other owners as noncontrolling interests.

(f)	A minority owner of DMV Holdings holds an option to sell the Company up to 50 percent of its interest, which is valued at $1,421 as of December 31, 2015.
(g)	Special dividends totaling $3.75 per share were declared in 2014, returning to shareholders excess cash generated from the sale of newspaper operations, investments and nonessential real estate.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

With a continued focus on extending the Company’s media platform, A. H. Belo is able to deliver news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles.

The Company’s publishing segment includes the operations of The Dallas Morning News  (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle  (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. Its newspaper operations also provide commercial printing and distribution services to large national and regional newspapers and other businesses in the North Texas region.

All other operations are reported within the Company’s marketing, event marketing and other services segment (“MEMO”). These operations primarily include sales of online automotive classifieds on the cars.com platform; marketing services generated by the Company’s branded marketing division Connect; Your Speakeasy; Proven Performance Media; and DMV Holdings and its subsidiaries Distribion, Vertical Nerve and Marketing FX. The segment also includes event promotion and marketing services provided by CrowdSource and its subsidiary, Untapped Festivals.

Overview of Significant Transactions from Continuing Operations

Operating results for 2015,  2014 and 2013 reflect continued challenges in print advertising revenue trends, primarily due to volume and rate declines, partially offset by increases in the Company’s digital advertising and marketing services revenues. The Company continues its efforts to diversify revenues through leveraging its brand, its personnel and its infrastructure in both organic new product development and in pursuit of acquisitions of related advertising and marketing services companies.

On January 2, 2015, the Company acquired an 80 percent voting interest in DMV Digital Holdings Company, Inc., into which the stock of three Dallas-based companies, Distribion, Inc., Vertical Nerve, Inc. and CDFX, LLC (d/b/a “MarketingFX”), were contributed. These businesses specialize in local marketing automation, search engine marketing, direct mail and promotional products, respectively. This acquisition complements the product and service offerings currently available to A.H. Belo clients, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market. DMV Holdings was acquired for a cash purchase price of $14,110, net of $152 cash acquired and the transaction costs totaled $1,288. Results of operations related to the companies acquired are presented within this Annual Report on Form 10-K on a prospective basis from the date of acquisition.

In 2015, the Company expanded the events offered through CrowdSource by promoting its Untapped craft beer and music festivals in five major Texas cities and promoted other major food and community events in the North Texas region and completed eleven One Day University seminars.

Cost reductions were completed in 2015 through a voluntary severance option offered to certain newsroom employees and through other headcount reductions. Approximately 70 positions were eliminated, resulting in $2,891 of severance and other related costs charged to employee compensation and benefits. Through the savings generated, the Company began a newsroom reorganization aimed at making The Dallas Morning News a more effective digital news organization in part through the recruitment of a new editor and a nationally recognized digital journalist as the Company’s managing editor and placing innovative journalists in other key roles.

In efforts to de-risk the Company’s pension plans, lump sum payments totaling $100,877 and $52,919 were made to participants through the plans’ master trust in 2015 and 2014, respectively. These payments allowed favorable settlement of the pension obligation totaling $20,000 and resulted in a noncash charge to pension expense of $14,964 and $7,648 in 2015 and 2014, respectively, for amortization of losses in accumulated other comprehensive loss.

Since 2013, the Company completed the sales of various assets, including certain newspaper operations and investments that could be liquidated at premium pricing. The sale of The Providence Journal was completed in 2014 and the sale of The Press-Enterprise was completed in 2013. These sales, discussed further on page 68, generated proceeds totaling $105,465 and gains of $30,506 and allowed key management more time to direct attention to its primary operations in North Texas.

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

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 18

cars.com products and services exclusively in its local market. The affiliate agreement increased the wholesale rate that the Company pays to Classified Ventures for selling cars.com products. Other income of $3,540 was recorded in July 2014 for the receipt of an economic parity payment from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures.

Since the commencement of divestiture activities beginning in 2013, sales of nonessential land and commercial buildings in California, Rhode Island and Texas have been completed. These real estate sales generated proceeds totaling $16,199 and accompanied the sales of the newspaper operations in California and Rhode Island. The Company continues to hold parcels of land in Texas and Rhode Island, which are being marketed for sale.

Proceeds generated from the sales of investments and its newspaper operations resulted in the declaration of special dividends of $2.25 and $1.50 per share in 2014, totaling $83,967. Quarterly dividends of $0.08 per share returned $7,052 and $7,193 to shareholders in 2015 and 2014, respectively. The Company announced on December 10, 2015, a dividend of $0.08 per share payable on March 7, 2016, to shareholders of record as of the close of business on February 12, 2016.

Additional capital was returned to shareholders through the stock repurchase plan. In 2015 and 2014, the Company purchased 472,245 and 449,436 of its Series A common shares through open market transactions for $3,146 and $4,974, respectively, which are recorded as treasury stock. The Company’s agreement to repurchase its shares was terminated effective December 11, 2015, and additional repurchases of its common stock have been discontinued.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 19

RESULTS OF CONTINUING OPERATIONS

Consolidated Results of Continuing Operations

This section contains a discussion and analysis of net operating revenues, expenses and other information relevant to an understanding of results of operations for 2015,  2014 and 2013.

The table below sets forth the components of A. H. Belo’s net operating revenues by segment for the last three years.

	Years Ended December 31,
	2015			2014			2013
	Publishing	MEMO	Total	Publishing	MEMO	Total	Publishing	MEMO	Total
Advertising and marketing services	$125,007	31,783	$156,790	$136,722	21,461	$158,183	$150,245	17,700	$167,945
Circulation	83,581	-	83,581	84,922	-	84,922	86,274	-	86,274
Printing, distribution and other	27,578	4,159	31,737	28,468	1,215	29,683	21,793	171	21,964
Total Revenue	236,166	35,942	272,108	250,112	22,676	272,788	258,312	17,871	276,183

Operating Expense	254,516	35,887	290,403	259,993	20,481	280,474	257,364	17,597	274,961

Operating income (loss)	$(18,350)	$55	$(18,295)	$(9,881)	$2,195	$(7,686)	$948	$274	$1,222

Traditionally, the Company’s primary revenues are generated from advertising within its core newspapers, niche publications and related websites and from subscription and single copy sales of its printed newspapers. As a result of competitive and economic conditions, the newspaper industry has faced significant revenue decline over the past decade. Therefore, the Company has sought to diversify its revenues through development and investment in new product offerings, increased circulation rates and leveraging of its existing assets to offer cost efficient commercial printing and distribution services to its local markets. Through these efforts, the Company limited the year-over-year revenue decline in 2015 to its lowest point since its separation from the former parent company in 2008.

In 2015,  2014 and 2013, the Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in a loss of advertising and paid print circulation volumes and revenue. The most significant loss of advertising revenue was realized in its print display and classified categories. These categories, which represented 29.9 percent of consolidated revenue in 2013, have declined to 24.0 percent in 2015, and further declines are anticipated in future periods. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital advertising, which is widely available from many sources. Both large and small companies are redistributing more of their advertising budgets towards programmatic channels to acquire digital advertising on multiple platforms which frequently has better technology for targeted delivery and measurement. The Company has responded to these challenges by expanding the programmatic channels through which it works to meet customer demands for digital ad placement opportunities in display, mobile, video and social categories. By utilizing advertising exchanges to apply marketing insight, the Company is able to offer greater value for clients by better targeting advertising to reach their potential customers.

The Company’s expanded digital and marketing services product offerings leverage the Company’s existing resources and relationships to offer additional value to existing and new advertising clients. Solutions provided by DMV Holdings include development of mobile websites, search engine marketing and optimization, video, mobile advertising, email marketing, advertising analytics and online reputation management services. Through Speakeasy, the Company is able to target middle-market business customers and provide turnkey social media account management and content development services.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 20

Advertising and marketing services revenue

	Years Ended December 31,
	2015	Percent of Total Revenue	Percentage Change	2014	Percent of Total Revenue	Percentage Change	2013	Percent of Total Revenue
Publishing
Display advertising	$44,751		(9.5)%	$49,464		(13.9)%	$57,456
Classified advertising	20,676		(10.5)%	23,097		(7.9)%	25,089
Preprint advertising	48,823		(8.4)%	53,272		(5.8)%	56,562
Digital advertising	10,757		(1.2)%	10,889		(2.2)%	11,138
Marketing Services
Digital Services	29,428		37.1%	21,461		21.2%	17,700
Other Services	2,355		—%	—		—%	—
Advertising and marketing services	$156,790	57.6%	(0.9)%	$158,183	58.0%	(5.8)%	$167,945	60.8%

Publishing

Display – Display revenue primarily represents sales of non-classified advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Revenue decreased in 2015 due to lower retail advertising in substantially all categories except medical and sporting goods. The electronics and furniture categories experienced the greatest declines with a combined revenue decrease of approximately $2,200 driven heavily by a volume decline of 17.0 percent.

In 2014,  revenue decreased due to lower retail advertising in substantially all categories except sporting goods. Volume and rate declines in most categories were partially offset by improved rates in electronics and food and beverage. Additionally, general advertising declined in substantially all categories except technology and other. Volumes declined in all categories except financial and were partially offset by rate increases in technology, travel and other.

Classified – Classified primarily represents sales of classified advertising space within the Company’s core and niche newspapers. Classified advertising remains challenged as alternative digital outlets continue to emerge. Consistent with rate improvement trends in certain display advertising categories, key classified categories continue to provide value to advertisers at increased rate points. Overall classified revenue decreased in 2015 due to lower volumes in all categories except legal and real estate. This decline was partially offset by higher rates in employment and obituaries.

In 2014, revenue decreased due to lower rates in all categories except other classified, partially offset by higher volumes in real estate and automotive.

Preprint – Preprint primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased in 2015 due to a decline in the volume of preprint newspaper inserts, consistent with the decline in circulation volumes and due to lower volumes of home delivery mail advertising in 2015. In 2014, the decline in revenue associated with preprint newspaper inserts was partially offset by higher volumes in home delivery mail advertising.

Digital – Digital publishing is primarily comprised of banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com as well as online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package. Revenue has remained relatively flat since 2013.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 21

Marketing Services

Digital services – Digital marketing includes targeted and multi-channel advertising placed on third party websites, content development, social media management, search optimization and other consulting, and sales of online automotive classifieds on the   cars.com platform. Digital marketing revenue increased 37.1 percent or $7,967, primarily driven by the 2015 acquisition of DMV Holdings. DMV Holdings accounted for $6,646 of the revenue growth, and organic growth from Speakeasy resulted in stronger revenue of $1,314. These increases in marketing services revenues offset approximately 50 percent of the core print advertising revenue declines during 2015. Revenue growth in 2014 is primarily comprised of organic growth related to Speakeasy and growth of programmatic revenue.

Other marketing – Other marketing services revenue of $2,355 reflects the production of promotional merchandise generated from the 2015 acquisition of MarketingFX.

Circulation revenue

	Years Ended December 31,

	2015	Percent of Total Revenue	Percentage Change	2014	Percent of Total Revenue	Percentage Change	2013	Percent of Total Revenue
Publishing
Circulation	$83,581	30.7%	(1.6)%	$84,922	31.1%	(1.6)%	$86,274	31.2%

Revenue decreased in 2015 due to a decline in home delivery and single copy paid print circulation volumes of 8.3 percent and 16.1 percent, respectively. These declines were partially offset by an effective rate increase of 7.0 percent and 7.2 percent in home delivery and single copy rates, respectively. In 2014, revenue decreased due to 6.1 percent and 13.4 percent declines in paid print home delivery and single copy circulation volumes, respectively.

Volume declines in circulation revenue have been more pronounced with single copy sales as it competes for retail space. Price increase and supplemental editions are critical to maintaining the revenue base to support this product. In 2015, the Company generated $1,106 of incremental revenue through the distribution of specialty magazines to its core subscribers. The Company is currently evaluating the addition of a meter to its websites for consumption of its premium news content.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 22

Printing, distribution and other revenue

	Years Ended December 31,

	2015	Percent of Total Revenue	Percentage Change	2014	Percent of Total Revenue	Percentage Change	2013	Percent of Total Revenue
Publishing
Commercial print and distribution	$27,578		(3.1)%	$28,468		30.6%	$21,793
Marketing Services
Event marketing and other	4,159		242.3%	1,215		610.5%	171
Printing, distribution and other	$31,737	11.7%	6.9%	$29,683	10.9%	35.1%	$21,964	8.0%

Publishing - The Company’s newspapers aggressively market the capacity of their printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. Although the Company experienced a decline of 3.1% in 2015, it has been successful in growing printing, distribution and other revenue primarily as a result of its commencement of printing operations related to a large regional newspaper in March 2014. These revenues were partially offset by lower printing revenues associated with national publications.

Marketing and event marketing and other services - Event marketing revenues increased in 2015 due to growth in CrowdSource of   $2,688, or 219 percent, which commenced operations in 2013. CrowdSource works closely with cities and other corporate sponsors to bring large entertainment events to local communities. In 2015, CrowdSource sponsored three additional Untapped festivals, bringing its footprint to five major Texas cities. Revenues also grew due to several other large-scaled events with audiences exceeding 6,000 attendees.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 23

Operating costs and expenses

The table below sets forth the components of the Company’s operating expenses for the last three years.

	Years Ended December 31,
	2015	Percentage Change	2014	Percentage Change	2013
Publishing
Employee compensation and benefits	$108,376	2.6%	$105,674	2.2%	$103,382
Other production, distribution and operating costs	104,598	(3.4)%	108,313	3.7%	104,424
Amortization	120	(0.8)%	121	-%	121

Marketing, event marketing and other services
Employee compensation and benefits	12,442	106.1%	6,036	(14.1)%	7,030
Other production, distribution and operating costs	21,231	52.5%	13,926	35.3%	10,296
Newsprint, ink and other supplies	871	196.3%	294	71.9%	171
Depreciation	114	(23.0)%	148	48.0%	100
Amortization	1,229	N/M %	77	NM %	—
Operating costs and expense	$290,403	3.5%	$280,474	2.0%	$274,961

Publishing

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards employee benefit plans. Expense increased in 2015 and 2014 due to higher pension expense of $6,235 and $5,371, respectively. The increase in this non-cash expense was primarily due to amortization of $14,964 and $7,648 of prior year actuarial losses associated with liquidated pension obligations in 2015 and 2014, respectively. The increases in 2015 and 2014  were substantially offset by lower salary and commissions expense of $4,297 and $2,597,  respectively, primarily due to headcount reductions at the Company’s newspapers and corporate operations and due to lower sales.

Other production, distribution and operating costs – Expenses decreased in 2015, reflecting savings in most categories as a result of cost reduction efforts. Delivery costs decreased, consistent with lower circulation volumes. These costs were offset by higher postage related to mailed advertisements. Additional savings were generated by discontinued computer maintenance costs no longer supporting the Company’s systems and from negotiation of lower utility rates.

Expenses increased in 2014 due primarily to higher temporary labor costs and delivery expenses associated with startup of printing operations related to a large commercial printing contract.

Newsprint, ink and other supplies – Expenses decreased in 2015 and 2014 due to reduced newsprint costs associated with lower circulation volumes from the Company and certain third-party newspapers. Newsprint consumption approximated 31,141,  33,717 and 36,979 metric tons in 2015,  2014 and 2013, respectively, at an average cost per metric ton of $550,  $589, and $605, respectively. The average purchase price for newsprint was $534,  $617 and $620 per metric ton in 2015,  2014, and 2013, respectively. Supplement expense increased in 2015 due to costs associated with four premium magazines included with newspapers delivered to subscribers.

Depreciation – Expenses decreased in 2015 and 2014 due to a lower depreciable asset base as a higher level of in-service assets being fully depreciated. Capital spending is primarily directed towards digital platforms, production systems and improvements to the Company’s facilities. The Company is committed to investing the appropriate levels of capital to sustain existing operations and develop new operations having an appropriate return on the investment. Capital spending is expected to be approximately $9,000 in 2016.

Amortization – Amortization of customer relationships acquired in 2015 was completed in 2015 and all definite-lived intangible assets are fully amortized.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 24

Marketing, Event Marketing and Other Services

Employee compensation and benefits – Expenses increased in 2015 by $5,724 related to the acquisition of DMV Holdings and by $710 related to the expansion of CrowdSource operations. Distribion, Vertical Nerve and Marketing FX employed 60 personnel as of December 31, 2015. The Company anticipates a 25 percent increase in headcount in 2016 as its operations continue to expand.

Other production, distribution and operating costs – Other expenses increased in 2015 by $1,660 due to the addition of DMV Holdings and by $3,158 related to the expansion of events offered by CrowdSource,  primarily related to three additional Untapped craft beer festivals and other large community events.

Newsprint, ink and other supplies –  Other supplies expense increased in 2015 primarily due to promotional material printing costs associated with MarketingFX of $678.

Depreciation – Marketing and event services cost structure is primarily labor driven. Capital purchases are required to support technology investments, the Company’s websites and customer engaging applications. Capital assets are primarily depreciated over a life of three years.

Amortization – Expense increased in 2015 due to amortization of definite-lived intangibles acquired with the purchase of DMV Holdings in 2015 which are amortized over a useful life of five to ten years.

Other

The table below sets forth the other components of the Company’s results of operations for the last three years.

	Years Ended December 31,
	2015	Percentage Change	2014	Percentage Change	2013
Other Income (Expense), Net
Income (loss) on equity method investments, net	$(1,065)	(101.1)%	$93,898	NM	$2,269
Other income (expense), net	(404)	107.0%	5,773	NM	(115)
Total other income (expense), net	$(1,469)	(101.5)%	$99,671	NM	$2,154

Income tax provision (benefit)	$(1,570)	(126.3)%	$5,978	NM	$1,460

Other Income (Expense)  – Gains on equity method investments increased by $91,629 in 2014 primarily due to gains of $18,479 and $77,092 related to Classified Ventures’ sale of apartments.com and the Company’s sale of its membership interest in Classified Ventures, respectively.

In 2015, the Company completed the sale of the land and building which served as the administrative headquarters of The Providence Journal. Net proceeds of $6,119 were received in the second quarter of 2015, upon closing of the transaction, generating a loss of approximately $265. Also during 2015, the Company demolished the existing structures on another owned property in Providence, Rhode Island, generating a loss of $251.

In 2014, the Company sold various parcels of property including land and buildings building formerly used as a commercial packaging operation in southern Dallas. This sale generated proceeds of $6,677 and a gain of $1,827. During 2014, the Company received sales proceeds of $3,408 for the sale of land and buildings in Riverside, California, and 97 acres in undeveloped land in southern Dallas, Texas, resulting in gains totaling $862.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 25

Tax provision - Income tax provision from continuing operations decreased in 2015 as a result of lower taxable earnings. The difference between the Company’s tax benefit of $1,570 and the tax benefit computed by applying the federal statutory rate is primarily attributable to changes in the valuation allowance and due to state income taxes.

Taxable earnings in 2014 included the gains on the sale of Classified Ventures and The Providence Journal and taxable earnings in 2013 included the gain on the sale of The Press Enterprise. The Company fully utilized the remaining net operating loss carry forwards of $19,567 available on December 31, 2014, towards its tax obligations. Tax payments of $11,613, $8,759 and $1,432 were made in 2015, 2014 and 2013, respectively, primarily related to the gains on these asset sales.

Discontinued Operations

As a result of the sale of The Providence Journal which was completed on September 3, 2014, and the multiple sale transactions related to The Press-Enterprise, which commenced on July 8, 2013, and were completed on November 21, 2013 (see Note 15 – Discontinued Operations and Sales of Assets), the disposition and results of operations associated with these businesses are reported as discontinued operations in the Company’s financial statements. Significant components of results of operations included as discontinued operations are noted below.

	Years Ended December 31,
	2015	2014	2013
Income (loss) from discontinued operations
The Providence Journal
Revenue	$—	$58,591	$90,068
Costs and expense	—	(54,527)	(84,703)
	—	4,064	5,365
The Press-Enterprise
Revenue	—	—	46,648
Costs and expense	—	—	(51,348)
	—	—	(4,700)
Income (loss) from discontinued operations	—	4,064	665
Gain related to the divestiture of discontinued operations, net
Gain on sale of The Providence Journal	(63)	17,104	—
Gain on sale of The Press-Enterprise	—	(47)	8,656
Gain on sale of The Press-Enterprise office building and press equipment	—	—	4,746
	(63)	17,057	13,402
Tax expense (benefit) from discontinued operations
The Press-Enterprise	—	—	(67)
The Providence Journal	—	14,351	124
	—	14,351	57
Gain (loss) from discontinued operations	$(63)	$6,770	$14,010

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

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 26

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

Inventories.   Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are recorded at the lower of cost or market value. Cost is determined by the weighted average purchase price of the inventory acquired. In 2015, the FASB issued ASU 2015-11, clarifying that net realizable value is one of the measures used in determining market value. The Company has early-adopted this standard resulting in no impact to the measurement of inventory in the Company’s consolidated financial statements.

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

Goodwill.   Goodwill is recorded at the reporting unit level based on the excess fair value of prior business acquisitions over the fair value of the assets and liabilities acquired. Reporting units of the Company are based on its internal reporting structure and represent a reporting level below an operating segment. Unless qualitative factors allow the Company to conclude it is more likely than not that the fair value of the reporting unit exceeds its carrying value, goodwill is tested for impairment by estimating the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value for the reporting unit’s underlying assets and liabilities is determined and goodwill is adjusted accordingly. In determining the fair value of a reporting unit, the Company considers recent stock and sales transaction prices of peer group companies as well as the present value of expected future cash flows of the reporting unit. Significant assumptions include sales and expense growth rates, discount rates, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by changes in market conditions. The Company performs the goodwill impairment test as of December 31 each fiscal year or when changes in circumstances indicate an impairment event may have occurred. Impairment charges represent non-cash charges and do not affect the Company’s liquidity, cash flows from operating activities or have any effect on future operations.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 27

Long-Lived Assets.   The Company evaluates its ability to recover the carrying value of property, plant and equipment and finite-lived intangible assets, using the lowest level of cash flows associated with the assets, which are grouped based on the Company’s intended use of these assets. This evaluation is performed whenever a change in circumstances indicates that the carrying value of the asset groups may not be recoverable from future undiscounted cash flows. If the analysis of future cash flows indicates the carrying value of the long-lived assets cannot be recovered, the assets are adjusted to the lower of its carrying value or net realizable value.

Investments.   The Company owns certain equity securities in companies in which it does not exercise control. For those investments where the Company is able to exercise significant influence over the investee as defined under ASC 323 – Equity Method and Joint Ventures, the Company accounts for the investment under the equity method of accounting, recognizing its share of the investee’s income or loss as a component of earnings. All other investments are recorded under the cost method and the Company recognizes income or loss upon the receipt of dividends or distributions, or upon liquidation of the investment. Each reporting period, the Company evaluates its ability to recover the carrying value of both equity and cost method investments based upon the financial strength of the investee. If the Company determines the carrying value is not recoverable, an impairment charge is recorded for the difference between the net realizable value of the investment and the carrying value.

Included in 2014 results is an impairment charge of $1,871 related to the Company’s investment in Wanderful Media, reducing the carrying value of the investment. In 2014, the Company determined that an other-than-temporary decline occurred in the value of its investment in Wanderful Media after evaluating the estimated fair value of the investee as determined by an independent valuation specialist. The Company attributes the impairments primarily to a decline in business related to Wanderful Media’s legacy products. See the Consolidated Financial Statements, Note 5 – Investments.

Self-Insured Risks.   A. H. Belo self-insures certain risks for employee medical costs, workers’ compensation, general liability, and commercial automotive claims and records a liability for such risks. The Company purchases stop-loss insurance and/or high deductible policies with third-party insurance carriers to limit these risks, and third-party administrators are used to process claims. Each period, the undiscounted liability associated with uninsured risks are estimated based on historical claim patterns, employee demographic data, assets insured, and insurance policy. The estimates associated with these uninsured liabilities are monitored by for adequacy based on information currently available. However, actual amounts could vary significantly from such estimates if actual trends, including the severity or frequency of claims and/or medical cost inflation, were to change.

Pension and Other Retirement Obligations.   The Company follows accounting guidance for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to accumulated other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants, to the extent that the cumulative balance in accumulated other comprehensive income (loss) exceeds 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. Participation in and accrual of new benefits to participants has been frozen since 2007 and, accordingly, on-going service costs are not a component of net periodic pension expense. From time to time, the Company-sponsored plans may settle pension obligations with certain plan participants through the plans’ master trust as part of its de-risking strategies. The gains or losses associated with settlements of plan obligations to participants are recognized to earnings if such settlements exceed the interest component of net periodic pension cost for the year. Otherwise, such amounts are included in actuarial gains (losses) in accumulated other comprehensive income (loss). In 2015, the Company early-adopted ASU 2015-04 and remeasurement of plan assets and liabilities upon a significant settlement or curtailment event is performed based on the values of the month-end closest to the event.

The projected benefit obligations of the A. H. Belo Pension Plans are estimated using the Citigroup Pension Yield Curve, which is based upon a portfolio of high quality corporate debt securities with maturities that correlate to the timing of benefit payments to the plans’ participants. Future benefit payments are discounted to their present value at the appropriate yield curve rate to determine the projected benefit obligation outstanding at each year end. Yield curve discount rates as of December 31, 2015 and 2014, were 4.0 percent and 4.0 percent, respectively.

Interest expense included in net periodic pension expense is based on the Citigroup Pension Yield Curve established at the beginning of the fiscal year. Interest expense for 2015,  2014 and 2013 was determined using beginning of year yield curve rates of 4.0 percent, 4.0 percent and 4.2 percent, respectively.

The Company assumed a 6.5 percent long-term rate of return on the plans’ assets in 2015,  2014 and 2013. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans. Investment strategies for the plans’ assets are based upon factors such as the remaining useful life expectancy of participants and market risks. The Company currently targets the plans’ assets invested in equity securities and fixed-income securities to approximate 50 percent and 50 percent, respectively.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 28

The A. H. Belo Savings Plan is the Company's defined contribution plan. The Company recognizes expense for contributions to the plan based on current commitments made by management to plan participants. Contributions by the Company to its defined contribution plan are subject to change at management's discretion.

Contingencies.   A number of legal proceedings are pending against A. H. Belo. Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. Accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past experience and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. Predicting the outcome of claims and litigation and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.  See the Consolidated Financial Statements, Note 12 – Commitments and Contingencies.

Long-Term Incentive Plan.   The Company sponsors a long-term incentive plan under which it issues restricted stock units (RSUs) and cash awards to directors and certain employees of the Company. The fair value of awards issued under the plan is recognized to expense over the requisite service period. The fair value of RSUs is established at the closing price of the Company’s common stock on the date of grant. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of three years. The Company records a liability for the portion of the outstanding RSUs to be redeemed in cash, which is adjusted to its fair value each period, based on the closing price of the Company’s common stock.

Under the long-term incentive plan, options can be issued to directors and employees of the Company. All outstanding options issued against the Company’s stock were fully vested and recognized to earnings prior to 2013.

Income Taxes.   The Company uses the asset and liability method of accounting for income taxes and recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company establishes a valuation allowance if it is more likely than not that the deferred tax assets will not be realized. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred tax liabilities, available tax planning strategies and future taxable income. In 2015, the FASB issued ASU 2015-17 allowing companies to present deferred tax assets and liabilities as noncurrent in a classified balance sheet. The Company has elected to early-adopt this presentation in its consolidated balance sheets as of December 31, 2015.

The Company evaluates any uncertain tax positions each reporting period by tax jurisdiction to determine if it is more likely than not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements for such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If a net operating loss or other tax credit carryforward exists, the Company records the unrecognized tax benefits for such tax positions as a reduction to a deferred tax asset. Otherwise, the unrecognized tax benefits are recorded as a liability. The Company records a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in interest expense.

Shareholders’ Equity.   The Company authorized the issuance of shares of Series A and Series B common stock. Series A common stock has one vote per share and Series B common stock has 10 votes per share. Shares of Series B common stock are convertible at any time on a share-for-share basis into shares of Series A common stock, but not vice versa.

The Company is authorized to grant stock option and RSU awards to employees and directors of the Company. Upon vesting of RSUs, shares of Series A common stock are issued. Upon the exercise of stock options, Series A common stock is issued if the holder of the stock options executes a simultaneous exercise and sale. If the holder of the stock option chooses not to sell the shares, Series B common stock is issued.

In 2012, the Company’s board of directors authorized the purchase of the A.H. Belo Series A or Series B common stock, for use other than retirement, through open market purchases, privately negotiated transactions or otherwise. The Company’s agreement to repurchase its shares was terminated effective December 11, 2015. Treasury stock acquired under the repurchase program is recorded at cost, reducing shareholders’ equity. The acquired shares are available for sale on the open market or for settlement of obligations related to its share-based awards.

Accumulated other comprehensive loss consists of actuarial gains and losses associated with the A. H. Belo Pension Plans and other post-employment benefit plans. The cumulative balances are amortized to earnings over the weighted average remaining life expectancy of the participants to the extent such balances exceed 10 percent of the greater of the respective plan’s (a) projected benefit

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 29

obligation or (b) the market-related value of the plan’s assets. The Company discloses amounts reclassified from accumulated other comprehensive income (loss) to net income in Note 9 – Accumulated Other Comprehensive Loss.

Segments.    The Company operates under two segments. The publishing segment includes the operating activities associated with the Company’s print operations and its related websites. All other activities are included in the marketing and event services and other segment. This segment primarily includes sales of advertising delivered outside the Company’s news platforms, social media management services, and other marketing services and software designed to provide integrated solutions for optimizing businesses’ marketing challenges and opportunities. This segment also includes the operations related to the Company’s event-based businesses primarily offering education, sports, food and music events across major Texas cities.

Recent Accounting Standards

See the Consolidated Financial Statements, Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards, regarding the impact of certain recent accounting pronouncements.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 30

Liquidity and Capital Resources

The Company’s cash balances as of December 31, 2015 and 2014, were $78,380 and $158,171, respectively. The decrease in the cash balance during 2015 is primarily due to the acquisition of DMV Holdings; return of capital to shareholders; and payment of income taxes related to the 2014 gain on the sale of assets. These activities accounted for $86,069 of the decline in cash. In 2014, cash balances grew by $75,978, primarily from the divestiture of newspaper assets and operations in Rhode Island, investments, and non-essential real estate assets. Net pretax proceeds received from these divestitures totaled $156,473 in 2014. The Company used $75,913 of these proceeds in 2014 to return capital to shareholders and increase voluntary pension contributions for tax planning purposes.

Cash flows used in operations in 2015 and 2014 totaled $4,779 and $33,318, respectively. These amounts included tax payments of $11,613 and $8,759, respectively, and pension contributions in 2014 of $29,927. Tax obligations are not expected for tax years 2015 and 2016 and the Company anticipates a portion of payments related to the 2014 tax year will be recovered. Additionally, pension plan contributions are not expected to be required prior to 2018.

The Company desires to hold its existing cash balances for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although the revenue from publishing operations is expected to continue to decline in future periods, operating contributions expected from the Company’s marketing services businesses as well as planned adjustments for tax, pension and other cost cutting measures, are expected to be sufficient to fund operating activities, in addition to capital spending of approximately $9,000, over the next 12 month period.

The continued payment of dividends is dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. The Company discontinued repurchase of its stock effective December 11, 2015, and current holdings of treasury stock can be used to satisfy its obligations related to share-based awards issued to employees and directors, or can be sold on the open market.

The following discussion on operating, investing and finance cash flows provides greater details of cash activity in 2015, 2014 and 2013.

Operating Cash Flows

Net cash (used for) provided by continuing operations was $(4,779), $(33,318), $2,461 in 2015, 2014 and 2013, respectively.

Cash flows from continuing operating activities improved by $28,539 in 2015, primarily due to reduced pension contributions of $29,927. No pension contributions were required in 2015. Pension contributions in 2014 included $20,000 of voluntary contributions, which were made to offset taxable income resulting from the disposition of the Company’s Rhode Island and California newspapers and its investment in Classified Ventures, LLC.

Cash flows from continuing operating activities decreased in 2014 compared to 2013 due to lower display, preprint and classified advertising revenues, which declined by $13,364 in 2014. Cash expenditures increased due to additional pension contributions in 2014 of $17,927, which included required and voluntary contributions of $9,927 and $20,000, respectively. Additional taxes of $7,327 were paid in 2014 resulting from higher taxable earnings from the sale of investments and newspaper assets and operations. The higher expenditures were offset by improved margins of $2,616 related to the marketing services operations.

Cash flows provided by continuing operating activities in 2013 totaled $2,461, and were net of required and voluntary pension contributions of $7,396 and $4,604, respectively.

The 2014 and 2013 pension contributions as disclosed above included $6,180 and $1,651, respectively of contributions to the A. H. Belo Pension Plan II, which provides benefits to current and former employees of The Providence Journal. The obligations under this plan were not included in the sale of The Providence Journal.

Net cash (used for) provided by operating activities of discontinued operations was $(24), $6,856 and $11,777 in 2015, 2014 and 2013, respectively. Cash activity in 2014 represented activity related to The Providence Journal operations through its sale date on September 3, 2014. Substantially all cash activity in 2013 related to The Providence Journal operations as The Press-Enterprise operations reflected break-even cash flows through its sale date of November 21, 2013. See further discussion of discontinued operations on page 26.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 31

Investing Cash Flows

Net cash (used for) provided by continuing investing activities was $(15,270), $100,942 and $(5,629) in 2015, 2014 and 2013, respectively.

Cash flows used for continuing investing activities decreased in 2015 primarily due to the acquisition of DMV Holdings for a purchase price of $14,110. The acquisition, which occurred on January 2, 2015, resulted in the addition of three marketing services businesses to the Company’s operating portfolio as described on page 2. Capital expenditures of $7,572 were offset by $6,119 of proceeds received in 2015 from the sale of the land and building which previously served as the administrative headquarters of The Providence Journal. As of December 31, 2015, the Company continues to hold non-essential real estate assets in Texas and Rhode Island that are being marketed for sale.

Cash flows provided by continuing investing activities in 2014 included proceeds related to Classified Ventures transactions totaled $100,827. These transactions included $18,861 related to Classified Ventures sale of its apartments.com business unit; $77,661 related to the Company’s sale of its units in Classified Ventures, which continued to own and operate cars.com; and an economic parity payment of $3,540 from the Company’s former parent in conjunction with the dissolution of the jointly-owned partnership holding the investment in Classified Ventures, and $765 of dividends.

Proceeds from the sale of fixed assets of $10,085 in 2014 included the divestiture of non-essential real estate assets as well as other minor asset sales. Such proceeds were partially offset by purchases of additional investments for $2,279 and higher capital expenditures of $3,586 compared to 2013. Cash flows used for continuing investing activities decreased in 2013 due to reduced capital expenditures of $2,789 compared to 2012, offset by the purchase of additional investments of $1,377.

Cash flows from investing activities of discontinued operations in 2014 and 2013 were $45,561, and $48,313, respectively. Cash activity in 2014 represented net proceeds received from the sale of The Providence Journal. In 2013, net proceeds of $50,056 were received from the sales of The Press-Enterprise and related assets, which were partially offset by capital spending associated with The Providence Journal. See further discussion of discontinued operations on page 26.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 32

Financing Cash Flows

Net cash used for continuing financing activities was $(59,718), $44,063 and $8,823 in 2015, 2014 and 2013, respectively.

Cash used for continuing financing activities includes total dividends paid of $57,200, $41,012 and $6,356 in 2015, 2014, and 2013, respectively, reflecting partial distributions of the proceeds received from the divestiture of its newspaper and investment assets in 2014 and 2013. Dividends paid in 2015 included a special dividend of $2.25, per share, granted in December 2014, returning $50,148 to shareholders and holders of RSU’s. Dividends paid in 2014 included a special dividend of $1.50 per share, returning $33,819 to shareholders and holders of RSUs.

For the years 2015, 2014 and 2013, the Company purchased 472,245, 449,436 and 421,070 shares of Series A common stock at a cost of $3,146, $4,974, and $2,763, respectively. The Company’s agreement to repurchase its stock was terminated effective December 11, 2015.

Financing Arrangements

On January 4, 2013, the Company voluntarily terminated its credit agreement to provide greater financial and operating flexibility for purposes of funding its pension plans, returning capital to shareholders, managing its investments and eliminating direct and indirect costs related to the credit agreement. All liens and security interests under the credit agreement were released and no early termination penalties were incurred by the Company as a result of the termination. Unamortized debt issuance costs of $401 were recorded as interest expense in the first quarter of 2013 as a result of the termination, and is included in other income (expense).

Contractual Obligations

The table below sets forth the summarized commitments of the Company as of December 31, 2015. See the Consolidated Financial Statements, Note 12 – Commitments and Contingencies.

	Total	2016	2017	2018	2019	2020	Thereafter
Operating lease commitments	$6,309	1,794	$1,751	$1,337	$1,006	$421	$—
Capital commitments	602	602	—	—	—	—	—
Total commitments	$6,911	$2,396	$1,751	$1,337	$1,006	$421	$—

The Company expects to make no required contributions to the A. H. Belo Pension Plans in 2016.

On December 10, 2015, the Company announced a $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on February 12, 2016, which will be paid on March 4, 2016.

In connection with the acquisition of DMV Holdings, the Company entered into a shareholder agreement which provides for a put option to a noncontrolling shareholder. The put option provides the shareholder with the right to require the Company to purchase up to 25 percent of his ownership interest between the second and third anniversaries of the agreement and up to 50 percent of his ownership interest between the fourth and fifth anniversaries of the agreement.

The exercisability of the noncontrolling interest put arrangement is outside of the control of the Company. As such, the redeemable noncontrolling interest of $1,421 is reported in the mezzanine equity section in the consolidated balance sheets as of December 31, 2015. In the event that the put options expire unexercised, the related portion of noncontrolling interest would be classified as a component of equity in the consolidated balance sheets.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 33

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

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 34

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

The Company’s management, with the participation of its Chief Executive Officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2015. Based on that evaluation, management concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The management of A. H. Belo is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Chief Executive Officer and principal financial officer, an assessment of the effectiveness of internal control over financial reporting was conducted as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2015.

During the first quarter of fiscal 2015, the Company acquired DMV Holdings.   The Company will begin the process of evaluating DMV Holdings’ internal controls during fiscal year 2016. As permitted by SEC staff interpretative guidance for newly acquired businesses, the Company excluded DMV Holdings from management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In the aggregate, DMV Holdings recorded total assets of $20,473 and $9,001 of total revenues as of December 31, 2015.

Audit Opinion on Internal Control over Financial Reporting

The effectiveness of the Company’s internal control over financial reporting was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 42, of this Annual Report on Form 10-K, which is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 35

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the headings “A. H. Belo Corporation Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance – Committees of the Board – Audit Committee,” “Corporate Governance – Committees of the Board – Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2016, is incorporated herein by reference.

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

Shareholders can also obtain, without charge, printed copies of any of the materials referred to above by contacting the Company at the following address:

A. H. Belo Corporation

P. O. Box 224866

Dallas, Texas 75222-4866

Attn: Investor Relations

Telephone: (214) 977-8222

Item 11. Executive Compensation

The information set forth under the headings “Corporate Governance – Committees of the Board – Compensation Committee,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation Discussion and Analysis, – Compensation Committee Report, – Summary Compensation Table, – Grants of Plan-Based Awards in 2015, – Outstanding A. H. Belo Equity Awards at Fiscal Year-End 2015, – Option Exercises and Stock Vested in 2015, – Post-Employment Benefits, – Pension Benefits at December 31, 2015, – Non-Qualified Deferred Compensation for 2015, – Change in Control Arrangements and Other Agreements Upon Termination of Employment, – Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2015,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Director Compensation” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2016, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “A. H. Belo Corporation Stock Ownership of Directors and Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2016, is incorporated herein by reference.

Information regarding the number of shares of common stock authorized for issuance under the Company’s equity compensation plans is included in the Consolidated Financial Statements, Note 6 – Long-term Incentive Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Certain Relationships” and “Corporate Governance – Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2016, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2016, is incorporated herein by reference.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 36

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 37

Exhibit Number		Description
		~(5)	*

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

			*	(e) Form of A. H. Belo Cash Long‑Term Incentive Evidence of Grant (Exhibit 10.2 to the March 12, 2012 Form 8-K)
		~(3)	*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8‑K)
			*	(a) First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8‑K)
		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a) Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)
		~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the June 19, 2013 Form 8-K)

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 38

Exhibit Number	Description
10.3		Agreements relating to the separation of A. H. Belo from its former parent company:
	(1)	* Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)
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

Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission (October 8, 2010 Form 8‑K))

	(6)	*

Agreement among the Company, Belo Corp., and The Pension Benefit Guaranty Corporation, effective March 9, 2011 (Exhibit 10.3(6) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001‑33741))

12		Computation of Ratio of Earnings to Fixed Charges
21		Subsidiaries of the Company
23.1		Consent of KPMG LLP
23.2		Consent of Moss Adams LLP
23.3		Consent of PwC LLP
24		Power of Attorney (set forth on the signature page(s) hereof)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Classified Ventures, LLC financial statements
99.2		Wanderful Media, LLC financial statements
101.INS		** XBRL Instance Document
101.SCH		** XBRL Taxonomy Extension Scheme
101.CAL		** XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		** XBRL Taxonomy Extension Definition Linkbase Document
101LAB		** XBRL Taxonomy Extension Label Linkbase Document
101.PRE		** XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	James M. Moroney III
James M. Moroney III
Chairman of the Board, President and
Chief Executive Officer

Dated:	March 7, 2016

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 40

Exhibit 24

POWER OF ATTORNEY

The undersigned hereby constitute and appoint James M. Moroney III and Katy Murray, and each of them and their substitutes, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Moroney III	Chairman of the Board, President and Chief Executive Officer	March 7, 2016
James M. Moroney III

/s/ Robert W. Decherd	Vice Chairman of the Board	March 7, 2016
Robert W. Decherd

/s/ John A. Beckert	Director	March 7, 2016
John A. Beckert

/s/ Louis E. Caldera	Director	March 7, 2016
Louis E. Caldera

/s/ Ronald D. McCray	Director	March 7, 2016
Ronald D. McCray

/s/ Tyree B. Miller	Director	March 7, 2016
Tyree B. Miller

/s/ John P. Puerner	Director	March 7, 2016
John P. Puerner

/s/ Nicole G. Small	Director	March 7, 2016
Nicole G. Small

/s/ Katy Murray	Senior Vice President/	March 7, 2016
Katy Murray	Chief Financial Officer (Principal Financial Officer)

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 41

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

A.H. Belo Corporation:

We have audited the accompanying consolidated balance sheets of A.H. Belo Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited A.H. Belo Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A.H. Belo Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A.H. Belo Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, A.H. Belo Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired DMV Digital Holdings Company, Inc. (“DMV Holdings”) during 2015, and management excluded from its assessment of the effectiveness of DMV Holdings’ internal control over financial reporting as of December 31, 2015, DMV Holdings’ internal control over financial reporting associated with total assets of $20.5 million and total revenues of $9.0 million included in the consolidated financial statements of A.H. Belo Corporation and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of DMV Holdings.

Dallas, Texas

March 7, 2016

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 42

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
In thousands, except share and per share amounts	2015	2014	2013
Net Operating Revenue
Advertising and marketing services	$156,790	$158,183	$167,945
Circulation	83,581	84,922	86,274
Printing, distribution and other	31,737	29,683	21,964
Total net operating revenue	272,108	272,788	276,183
Operating Costs and Expense
Employee compensation and benefits	120,818	111,710	110,412
Other production, distribution and operating costs	125,829	122,239	114,720
Newsprint, ink and other supplies	30,892	32,507	34,847
Depreciation	11,515	13,820	14,861
Amortization	1,349	198	121
Total operating costs and expense	290,403	280,474	274,961
Operating income (loss)	(18,295)	(7,686)	1,222
Other (Loss) Income, Net
Gain (loss) on equity method investments, net	(1,065)	93,898	2,269
Other (loss) income, net	(404)	5,773	(115)
Total other (loss) income, net	(1,469)	99,671	2,154
Income from Continuing Operations Before Income Taxes	(19,764)	91,985	3,376
Income tax (benefit) provision	(1,570)	5,978	1,460
Income (Loss) from Continuing Operations	(18,194)	86,007	1,916
Income from discontinued operations	—	4,064	665
Gain (loss) related to the divestiture of discontinued operations, net	(63)	17,057	13,402
Tax expense from discontinued operations	—	14,351	57
Gain (Loss) from Discontinued Operations, Net	(63)	6,770	14,010
Net Income (Loss)	(18,257)	92,777	15,926
Net loss attributable to noncontrolling interests	(415)	(152)	(193)
Net Income (Loss) Attributable to A. H. Belo Corporation	$(17,842)	$92,929	$16,119

Basic
Continuing operations	$(0.84)	$3.84	$0.07
Discontinued operations	—	0.31	0.64
Net income attributable to A. H. Belo Corporation	$(0.84)	$4.15	$0.71
Diluted
Continuing operations	$(0.84)	$3.82	$0.07
Discontinued operations	—	0.31	0.64
Net income attributable to A. H. Belo Corporation	$(0.84)	$4.13	$0.71
Weighted average shares outstanding
Basic	21,408,940	21,899,602	21,967,666
Diluted	21,408,940	22,006,022	22,063,741

See accompanying Notes to Consolidated Financial Statements.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 43

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
In thousands	2015	2014	2013
Net Income (Loss)	$(18,257)	$92,777	$15,926
Other Comprehensive Income (Loss), Net of Tax:
Actuarial gains (losses)	2,742	(49,228)	57,458
Amortization of net actuarial losses	16,183	6,954	981
Total other comprehensive (loss) income	18,925	(42,274)	58,439
Comprehensive Income	668	50,503	74,365
Comprehensive loss attributable to noncontrolling interests	(415)	(152)	(193)
Total Comprehensive Income Attributable to A. H. Belo Corporation	$1,083	$50,655	$74,558

See accompanying Notes to Consolidated Financial Statements.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 44

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
In thousands, except share amounts	2015	2014
Assets
Current assets:
Cash and cash equivalents	$78,380	$158,171
Accounts receivable (net of allowance of $1,441 and $1,262 at December 31, 2015 and December 31, 2014, respectively)	31,502	34,396
Inventories	4,052	4,901
Prepaids and other current assets	9,415	8,422
Assets of discontinued operations	—	565
Total current assets	123,349	206,455
Property, plant and equipment, at cost:
Land	16,066	22,150
Buildings and improvements	133,355	155,035
Publishing equipment	214,608	214,179
Other	82,530	79,941
Construction in process	1,664	881
Property, plant and equipment, at cost	448,223	472,186
Less accumulated depreciation	(396,865)	(410,597)
Property, plant and equipment, net	51,358	61,589
Intangible assets, net	5,778	656
Goodwill	36,883	24,582
Investments	1,632	2,572
Other assets	2,501	2,893
Total assets	$221,501	$298,747
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,736	$12,904
Accrued compensation and benefits	7,100	8,233
Dividends payable	—	50,148
Other accrued expense	4,712	13,684
Advance subscription payments	14,424	15,894
Liabilities of discontinued operations	—	543
Total current liabilities	38,972	101,406
Long-term pension liabilities	57,446	65,859
Other post-employment benefits	2,489	2,656
Deferred income taxes, net	1,046	530
Other liabilities	1,277	2,277
Total Liabilities	101,230	172,728
Noncontrolling interests - redeemable	1,421	—
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares	—	—
Series A: issued 20,522,503 and 20,341,501 shares at December 31, 2015 and December 31, 2014, respectively	205	203
Series B: issued 2,387,509 and 2,388,237 shares at December 31, 2015 and December 31, 2014, respectively	24	24
Treasury stock, Series A, at cost; 1,416,881 and 944,636 shares held at December 31, 2015 and December 31, 2014, respectively	(11,233)	(8,087)
Additional paid-in capital	500,449	499,320
Accumulated other comprehensive loss	(38,442)	(57,367)
Accumulated deficit	(333,222)	(308,330)
Total shareholders’ equity attributable to A. H. Belo Corporation	117,781	125,763
Noncontrolling interests	1,069	256
Total shareholders’ equity	118,850	126,019
Total liabilities and shareholders’ equity	$221,501	$298,747

See accompanying Notes to Consolidated Financial Statements

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 45

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interests	Total
Balance at December 31, 2012	19,651,830	2,401,556	$221	$495,528	(74,130)	$(350)	$(73,532)	$(319,862)	$55	$102,060
Net income (loss)	—	—	—	—	—	—	—	16,119	(193)	15,926
Other comprehensive income	—	—	—	—	—	—	58,439	—	—	58,439
Capital contributions of noncontrolling interests	—	—	—	—	—	—	—	—	314	314
Treasury stock purchases	—	—	—	—	(421,070)	(2,763)	—	—	—	(2,763)
Issuance of shares for restricted stock units	256,548	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	18,820	—	—	69	—	—	—	—	—	69
Income tax expense on options and RSUs	—	—	—	(188)	—	—	—	—	—	(188)
Share-based compensation	—	—	—	1,275	—	—	—	—	—	1,275
Conversion of Series B to Series A	4,401	(4,401)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(6,356)	—	(6,356)
Balance at December 31, 2013	19,931,599	2,397,155	223	496,682	(495,200)	(3,113)	(15,093)	(310,099)	176	168,776
Net income (loss)	—	—	—	—	—	—	—	92,929	(152)	92,777
Other comprehensive income	—	—	—	—	—	—	(42,274)	—	—	(42,274)
Capital contributions of noncontrolling interests	—	—	—	—	—	—	—	—	232	232
Treasury stock purchases	—	—	—	—	(449,436)	(4,974)	—	—	—	(4,974)
Issuance of shares for restricted stock units	210,522	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	190,462	—	2	939	—	—	—	—	—	941
Income tax benefit on options and RSUs	—	—	—	933	—	—	—	—	—	933
Share-based compensation	—	—	—	768	—	—	—	—	—	768
Conversion of Series B to Series A	8,918	(8,918)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(91,160)	—	(91,160)
Balance at December 31, 2014	20,341,501	2,388,237	227	499,320	(944,636)	(8,087)	(57,367)	(308,330)	256	126,019
Net (loss)	—	—	—	—	—	—	—	(17,842)	(415)	(18,257)
Other comprehensive income	—	—	—	—	—	—	18,925	—	—	18,925
Capital contributions by noncontrolling interests	—	—	—	—	—	—	—	—	1,210	1,210
Treasury stock purchases	—	—	—	—	(472,245)	(3,146)	—	—	—	(3,146)
Issuance of shares for restricted stock units	162,274	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	18,000	—	—	71	—	—	—	—	—	71
Income tax benefit on options and RSUs	—	—	—	557	—	—	—	—	—	557
Share-based compensation	—	—	—	605	—	—	—	—	—	605
Redeemable non-controlling interests				(102)					18	(84)
Conversion of Series B to Series A	728	(728)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(7,050)	—	(7,050)
Balance at December 31, 2015	20,522,503	2,387,509	$229	$500,449	(1,416,881)	$(11,233)	$(38,442)	$(333,222)	$1,069	$118,850

See accompanying Notes to Consolidated Financial Statements.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 46

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2015	2014	2013
Operating Activities
Net Income (Loss)	$(18,257)	$92,777	$15,926
Adjustments to reconcile net income (loss) to net cash (used for) provided by operations:
Net (income) loss from discontinued operations	63	(6,770)	(14,010)
Net periodic (benefit) expense and contributions related to employee benefit plans	10,423	(26,448)	(16,830)
Equity method investment loss (gain) in excess of dividends	1,440	(18,677)	683
Depreciation and amortization	12,864	14,018	14,982
Share-based compensation	605	702	1,059
(Gain) loss on disposal of fixed assets	478	(2,787)	(6)
Deferred income taxes	(1,572)	780	(244)
Gain on investment related activity, net	(1,045)	(78,762)	—
Other operating activities	405	(672)	485
Changes in working capital and other operating assets and liabilities, net
Accounts receivable	2,894	1,002	(1,708)
Inventories, prepaids and other current assets	(144)	(2,138)	1,236
Other assets	(363)	343	(478)
Accounts payable	85	(813)	2,005
Compensation and benefit obligations	(2,133)	(2,564)	(1,512)
Other accrued expenses	(9,052)	(4,304)	(397)
Advance subscription payments	(1,470)	1,052	1,160
Other post-employment benefits	—	(57)	110
Net cash (used for) provided by continuing operations	(4,779)	(33,318)	2,461
Net cash provided by discontinued operations	(24)	6,856	11,777
Net cash (used for) provided by operating activities	(4,803)	(26,462)	14,238
Investing Activities
Acquisitions	(14,110)	—	—
Investment proceeds	1,046	100,980	—
Proceeds from sales of fixed assets	5,866	10,085	6
Capital expenditures	(7,572)	(7,844)	(4,258)
Purchase of investments	(500)	(2,279)	(1,377)
Net cash (used for) provided by continuing investing activities	(15,270)	100,942	(5,629)
Net cash provided by discontinued investing activities	—	45,561	48,313
Net cash provided by (used for) investing activities	(15,270)	146,503	42,684
Financing Activities
Dividends paid	(57,200)	(41,012)	(6,356)
Purchase of treasury stock	(3,146)	(4,974)	(2,763)
Proceeds from exercise of stock options	71	941	69
Income tax benefit on options and RSUs	557	933	—
Capital contributions by noncontrolling interests	—	49	227
Net cash used for continuing financing activities	(59,718)	(44,063)	(8,823)
Net cash used for discontinued financing activities	—	—	—
Net cash used for financing activities	(59,718)	(44,063)	(8,823)
Net (decrease) increase in cash and cash equivalents	(79,791)	75,978	48,099
Cash and cash equivalents at beginning of period	158,171	82,193	34,094
Cash and cash equivalents at end of period	$78,380	$158,171	$82,193

See accompanying Notes to Consolidated Financial Statements.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 47

A. H. Belo Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Significant Accounting Policies and Recently Issued Accounting Standards

Description of Business.   A. H. Belo Corporation and subsidiaries (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a leading local news and information publishing company with commercial printing, distribution, and direct mail capabilities, as well as expertise in emerging media and digital marketing. With a continued focus on extending the Company’s media platform, A. H. Belo is able to deliver news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles.

The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. A. H. Belo also offers digital marketing solutions through Your Speakeasy, LLC (“Speakeasy”) and DMV Digital Holdings Company, Inc. (“DMV Holdings”) and provides event promotion and marketing services through DMN CrowdSource LLC (“CrowdSource”).

Basis of Presentation.   These consolidated financial statements include the accounts of A. H. Belo and its subsidiaries. The Company follows the guidance set by the Financial Accounting Standards Board (“FASB”) or other authoritative accounting standards-setting bodies. Under Accounting Standards Codification (“ASC”) 810 – Consolidation, the Company determines whether subsidiaries, joint ventures, partnerships and other arrangements should be consolidated. Transactions between the consolidated companies are eliminated and noncontrolling interests in less than wholly-owned subsidiaries are reflected in the consolidated financial statements.  Discontinued operations are reported for disposed components of an entity whereby a strategic shift has occurred having a major effect on the entity’s operations and financial results.

The preparation of consolidated financial statements in conformity with General Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation are included. All dollar amounts are presented in thousands, except per share amounts, unless the context requires otherwise.

Cash and Cash Equivalents.   The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable.   Accounts receivable are reported net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical write-off experience and the Company’s knowledge of the customers’ ability to pay amounts due. Accounts are written-off after all collection efforts fail; generally, after one year has expired. Expense for such uncollectible amounts is included in other production, distribution and operating costs. Bad debt expense for 2015 and 2014 was $2,168 and $ 2,220, respectively. Write-offs, net of recoveries and other adjustments for 2015 and 2014 were $1,989 and $2,206 respectively.

Risk Concentration.   Financial instruments subject to potential concentration of credit risk include cash equivalents and accounts receivable. The Company invests available cash balances in an overnight deposit fund holding commercial paper of a single issuer. The issuer’s commercial paper is graded A1 by Moody’s and overnight holdings in the fund were $66,722 as of December 31, 2015.

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

Inventories.   Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are recorded at the lower of cost or market value. Cost is determined by the weighted average purchase price of the inventory acquired. In 2015, the FASB issued ASU 2015-11, clarifying that net realizable value is one of the measures used in determining market value. The Company has early-adopted this standard resulting in no impact to the measurement of inventory in the Company’s consolidated financial statements.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 48

Property, Plant and Equipment.   The Company records property, plant and equipment at cost or its fair value if acquired through a business acquisition or non-monetary exchange. Depreciable assets are reviewed to ensure the remaining useful life of the assets continues to be appropriate and the resulting adjustments are recorded to depreciation expense on a prospective basis. Depreciation of property, plant and equipment are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

	Estimated
	Useful Lives
Buildings and improvements	5	-	30 years
Newspaper publishing equipment	3	-	20 years
Other	3	-	10 years

Goodwill.   Goodwill is recorded at the reporting unit level based on the excess fair value of prior business acquisitions over the fair value of the assets and liabilities acquired. Reporting units of the Company are based on its internal reporting structure and represent a reporting level below an operating segment. Unless qualitative factors allow the Company to conclude it is more likely than not that the fair value of the reporting unit exceeds its carrying value, goodwill is tested for impairment by estimating the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value for the reporting units, underlying assets and liabilities is determined and goodwill is adjusted accordingly. In determining the fair value for a reporting unit’s the Company considers recent stock and sales transaction prices of peer group companies as well as the present value of expected future cash flows of the reporting unit. Significant assumptions include sales and expense growth rates, discount rates, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by changes in market conditions. The Company performs the goodwill impairment test as of December 31 each fiscal year or when changes in circumstances indicate an impairment event may have occurred. Impairment charges represent non-cash charges and do not affect the Company’s liquidity, cash flows from operating activities or have any effect on future operations.

Long-Lived Assets.   The Company evaluates its ability to recover the carrying value of property, plant and equipment and finite-lived intangible assets, using the lowest level of cash flows associated with the assets, which are grouped based on the Company’s intended use of these assets. This evaluation is performed whenever a change in circumstances indicates that the carrying value of the asset groups may not be recoverable from future undiscounted cash flows. If the analysis of future cash flows indicates the carrying value of the long-lived assets cannot be recovered, the assets are adjusted to the lower of its carrying value or net realizable value.

Investments.   The Company owns certain equity securities in companies in which it does not exercise control. For those investments where the Company is able to exercise significant influence over the investee as defined under ASC 323 – Equity Method and Joint Ventures, the Company accounts for the investment under the equity method of accounting, recognizing its share of the investee’s income or loss as a component of earnings. All other investments are recorded under the cost method and the Company recognizes income or loss upon the receipt of dividends or distributions, or upon liquidation of the investment. Each reporting period, the Company evaluates its ability to recover the carrying value of both equity and cost method investments based upon the financial strength of the investee. If the Company determines the carrying value is not recoverable, an impairment charge is recorded for the difference between the net realizable value of the investment and the carrying value.

Self-Insured Risks.   A. H. Belo self-insures certain risks for employee medical costs, workers’ compensation, general liability, and commercial automotive claims and records a liability for such risks. The Company purchases stop-loss insurance and/or high deductible policies with third-party insurance carriers to limit these risks, and third-party administrators are used to process claims. Each period, the undiscounted liability associated with uninsured risks are estimated based on historical claim patterns, employee demographic data, assets insured, and insurance policy. The estimates associated with these uninsured liabilities are monitored for adequacy based on information currently available. However, actual amounts could vary significantly from such estimates if actual trends, including the severity or frequency of claims and/or medical cost inflation, were to change.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 49

Pension and Other Retirement Obligations.   The Company follows accounting guidance for single employer defined benefits plans. Plan assets and the projected benefits obligation are measured each December 31, and the Company records as an asset or liability the net funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to accumulated other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants, to the extent the cumulative balance in accumulated other comprehensive income (loss) exceeds 10 percent of the greater of the respective plan’s (a) projected benefits obligation or (b) the market-related value of the plan’s assets. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. Participation in and accrual of new benefits to participants has been frozen since 2007 and, accordingly, on-going service costs are not a component of net periodic pension expense. From time to time, the Company-sponsored plans may settle pension obligations with certain plan participants through the plans’ master trust as part of its de-risking strategies. The gains or losses associated with settlements of plan obligations to participants are recognized to earnings if such settlements exceed the interest component of net periodic pension cost for the year. Otherwise, such amounts are included in actuarial gains (losses) in accumulated other comprehensive income (loss). In 2015, the Company early-adopted ASU 2015-04 and re-measurement of plan assets and liabilities upon a significant settlement or curtailment event is performed based on the values of the month-end closest to the event.

The A. H. Belo Savings Plan is the Company's defined contribution plan. The Company recognizes expense for contributions to the plan based on current commitments made by management to plan participants. Contributions by the Company to its defined contribution plan are subject to change at management's discretion.

Contingencies.   A number of legal proceedings are pending against A. H. Belo. Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. Accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past experience and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. Predicting the outcome of claims and litigation and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.  See the Consolidated Financial Statements, Note 12 – Commitments and Contingencies.

Long-Term Incentive Plan.   The Company sponsors a long-term incentive plan under which it issues restricted stock units (RSUs) and cash awards to directors and certain employees of the Company. The fair value of awards issued under the plan is recognized to expense over the requisite service period. The fair value of RSUs is established at the closing price of the Company’s common stock on the date of grant. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of three years. The Company records a liability for the portion of the outstanding RSUs to be redeemed in cash, which is adjusted to its fair value each period, based on the closing price of the Company’s common stock.

Under the long-term incentive plan, options can be issued to directors and employees of the Company. All outstanding options issued against the Company’s stock were fully vested and recognized to earnings in 2011.

Shareholders’ Equity.   The Company authorized the issuance of shares of Series A and Series B common stock. Series A common stock has one vote per share and Series B common stock has 10 votes per share. Shares of Series B common stock are convertible at any time on a share-for-share basis into shares of Series A common stock, but not vice versa.

The Company is authorized to grant stock option and RSU awards to employees and directors of the Company. Upon vesting of RSUs, shares of Series A common stock are issued. Upon the exercise of stock options, Series A common stock is issued if the holder of the stock options executes a simultaneous exercise and sale. If the holder of the stock option chooses not to sell the shares, Series B common stock is issued.

In 2012, the Company’s board of directors authorized the purchase of the A.H. Belo Series A or Series B common stock, for use other than retirement, through open market purchases, privately negotiated transactions or otherwise. The Company’s agreement to repurchase its shares was terminated effective December 11, 2015. Treasury stock acquired under the repurchase program is recorded at cost, reducing shareholders’ equity. The acquired shares are available for sale on the open market or for settlement of obligations related to its share-based awards.

Accumulated other comprehensive loss consists of actuarial gains and losses associated with the A. H. Belo Pension Plans and other post-employment benefit plans. The cumulative balances are amortized to earnings over the weighted average remaining life expectancy of the participants to the extent such balances exceed 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. The Company discloses amounts reclassified from accumulated other comprehensive income (loss) to net income in Note 10 – Accumulated Other Comprehensive Loss.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 50

Revenue Recognition.   The Company’s principal sources of revenue on the advertising space in published issues of its newspapers, advertising on the Company’s and third-party websites, the sale of newspapers to distributors and individual subscribers, as well as amounts charged to customers for commercial printing, distribution and direct mail. Advertising revenue is recorded net of agency commission at the time the advertisements are published in the newspaper and ratably over the period of time the advertisement is placed on the websites. Marketing services revenue is recognized at the time the services are rendered. Proceeds from subscriptions are deferred and included in revenue ratably over the term of the subscriptions. Subscription revenue under buy-sell arrangements with distributors is recorded based on the net amount received from the distributor, whereas subscription revenue under fee-based delivery arrangements with distributors is recorded based on the amount received from the subscriber. Commercial printing and direct mail revenue is recorded when the product is distributed or shipped.

The FASB recently issued ASU 2014-09, Revenue from Contracts with Customers. This guidance generally clarified the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for fiscal years and interim periods beginning after December 15, 2017, and interim periods in those years. The Company is currently evaluating the impact this update will have on its recognition and presentation of revenues within the consolidated statements of operations.

Income Taxes.   The Company uses the asset and liability method of accounting for income taxes and recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company establishes a valuation allowance if it is more likely than not that the deferred tax assets will not be realized. The factors used to assess the likelihood of realization of the deferred tax asset include reversal of future deferred tax liabilities, available tax planning strategies and future taxable income. In 2015, the FASB issued ASU 2015-17 allowing companies to present deferred tax assets and liabilities as noncurrent in a classified balance sheet. The Company has elected to early-adopt this presentation in its consolidated balance sheet as of December 31, 2015.

The Company evaluates any uncertain tax positions each reporting period by tax jurisdiction to determine if it is more likely than not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements for such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If a net operating loss or other tax credit carry forward exists, the Company records the unrecognized tax benefits for such tax positions as a reduction to a deferred tax asset. Otherwise, the unrecognized tax benefits are recorded as a liability. The Company records a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in interest expense.

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

Segments.    The Company operates under two segments. The publishing segment includes the operating activities associated with the Company’s print operations and its related websites. All other activities are included in the marketing and event services and other segment. This segment primarily includes sales of advertising delivered outside the Company’s news platforms, social media management services, and other marketing services and software designed to provide integrated solutions for optimizing businesses marketing challenges and opportunities. The segment also includes the operations related to the Company’s event-based businesses primarily offering education, sports, food and music events across major Texas cities.

Fair Value Measurements.   The Company’s financial instruments, including cash, cash equivalents, accounts receivable, interest receivable, accounts payable and amounts due to customers are carried at cost, which approximates its fair value because of the short-term nature of these instruments.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 51

Other New Accounting Pronouncements.

The FASB recently issued ASU 2014-15, Presentation of Financial Statements - Going Concern. This standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years and interim periods beginning after December 15, 2015. The Company does not anticipate the adoption of this standard to have a material impact on the presentation of the consolidated financial statements or footnotes.

The FASB recently issued ASU 2015-05 Goodwill and Other – Internal-Use-Software. Under this update, if the fees charged under a cloud computing arrangement include an element for software licenses, then such costs should be accounted for consistent with the acquisition of other software licenses. Otherwise, it should be accounted for as a service contract. The standard is effective for fiscal years beginning after December 15, 2015. The Company does not anticipate the adoption of this standard to have a material impact on the presentation of the consolidated financial statements or footnotes.

The FASB recently issued ASU 2016-02, Leases. The new standard introduces a new lessee model that brings substantially all leases on the balance sheet, requiring entities to recognize an asset for the right of use and a liability for the contractual obligations under the lease. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and for interim periods therein. The Company does not anticipate the adoption of this standard to have a material impact on the presentation of assets and liabilities within its consolidated balance sheets.

Note 2:  Acquisitions

On January 2, 2015, the Company acquired an 80 percent voting interest in DMV Digital Holdings Company, Inc. (“DMV Holdings”) which holds all outstanding ownership interests of three Dallas-based businesses, Distribion, Inc., Vertical Nerve, Inc., and CDFX, LLC (d/b/a MarketingFX). These businesses specialize in marketing automation, search engine marketing, direct mail and promotional products, respectively. This acquisition complements and expands the product and service offerings currently available to A. H. Belo clients, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market.

The Company’s interest in DMV Holdings was acquired for a cash purchase price of $14,110, net of $152 cash acquired. Transaction costs related to the purchase are a component of other production, distribution and operating costs and totaled $1,288, of which $725 were incurred in 2015. The estimated fair value of the acquired businesses totaled $17,829, of which $2,548 was attributed to noncontrolling interests. Approximately $807 of goodwill acquired is expected to be deductible for tax purposes.

As further discussed in Note 12 – Contingencies, the contribution agreement included provisions for two pro-rata dividends, and an embedded put arrangement with certain noncontrolling shareholders of DMV Holdings. The allocation of the purchase price was completed in the fourth quarter of 2015 and is summarized as follows:

Estimated Fair Value
Working capital, net of acquired cash	$(80)
Property, plant and equipment	57
Other intangible assets	6,470
Goodwill	12,301
Deferred tax liability	(2,090)
$16,658

Through this acquisition, the Company has been able to fulfill key marketing service functions that were previously outsourced to third-party vendors and also expand the portfolio of marketing services offered to its existing customers. These synergies have allowed the Company to establish a more robust service offering that will allow it to establish greater market presence in this industry.

Operating results of the businesses acquired have been included in the Consolidated Statements of Operations from the acquisition date forward. Revenue from marketing services is recognized at the time services are delivered and upfront fees, if any, are recognized over the life of the contractual arrangement. Operating results related to the acquired businesses included $10,138 of operating revenue, which included $1,137 of intercompany sales and a pretax income of $95 before adjusting for noncontrolling interests, respectively. Pro forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 52

Note 3:  Segment Reporting

The Company has identified two reportable segments based on management and internal reporting structures as well as product and service offerings: Publishing and Marketing, Event Marketing and Other Services (“MEMO”).

The Publishing segment includes the Company’s core print operations associated with its newspapers, niche publications and related websites. These operations generate revenue from sales of advertising within its newspaper and digital platforms, subscription and retail sales of its newspapers and commercial printing and distribution services primarily related to national and regional newspapers and preprint advertisers. Businesses within the publishing segment leverage the production facilities, its subscriber base or its digital news platforms to provide additional contribution margin. The Company evaluates Publishing operations based on operating profit and cash flows from operating activities.

The MEMO segment is comprised of the Company’s marketing, event marketing and other businesses. Marketing services and product offerings include multi-channel marketing services and software, targeted-channel marketing services, marketing analytics, content development, social media management and other consulting services. Marketing services also include non-digital marketing products, including sales of business promotional and sales of pay-for-performance services directed primarily to other newspaper companies. Marketing services include the operations of its subsidiaries, DMV Holdings, Speakeasy, and Proven Performance Media, as well as its operating division doing business as Connect and its cars.com sales division.

Event marketing includes the operations of CrowdSource, which promotes community events, such as One Day University, an educational speaker event; Untapped which hosts craft beer festivals providing food, craft beer and entertainment across five major Texas cities; and other community-related events.

The Company evaluates MEMO operations based on revenue growth and operating profit as these businesses continue to expand within their respective markets.

The following table summarizes key financial results and position related to the reportable segments.

	December 31,	December 31,	December 31,
	2015	2014	2013
Revenue
Publishing	$236,166	$250,112	$258,312
MEMO	35,942	22,676	17,871
Total	$272,108	$272,788	$276,183

Operating Income (Loss)
Publishing	$(18,350)	$(9,881)	$948
MEMO	55	2,195	274
Total	$(18,295)	$(7,686)	$1,222

The following table summarizes noncash expenses recorded by the Company’s reportable segments.

	December 31,	December 31,	December 31,
	2015	2014	2013
Noncash Expenses
Publishing
Depreciation	$11,401	$13,672	$14,761
Amortization	120	121	121
Pension settlement	14,964	7,648	—
Total	$26,485	$21,441	$14,882

MEMO
Depreciation	$114	$148	$100
Amortization	1,229	77	—
Pension settlement	—	—	—
Total	$1,343	$225	$100

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 53

The following table summarizes total assets related to the reportable segments.

	December 31,	December 31,
	2015	2014
Total Assets
Publishing	$196,912	$296,274
MEMO	24,589	2,473
Total	$221,501	$298,747

Note 4: Goodwill and Intangible Assets

The Company records goodwill and intangible assets from its previous acquisitions. In 2015, the Company reorganized its reporting units, aligning resources consistent with management’s operating strategies. The Company’s publishing segment operates as a single reporting unit and the MEMO segment includes reporting units for marketing services operations and event marketing operations. The table below sets forth the goodwill and other intangible assets within the Company’s reportable segments of December 31, 2015 and 2014.

	Publishing	MEMO	Total
Goodwill
December 31, 2015	$22,682	$14,201	$36,883
December 31, 2014	$22,682	$1,900	$24,582
Other Definite-Lived Intangibles
December 31, 2015
Cost	$362	$7,083	$7,445
Accumulated Amortization	(362)	(1,305)	(1,667)
Net Carrying Value	$—	$5,778	$5,778
December 31, 2014
Cost	$362	$613	$975
Accumulated Amortization	(242)	(77)	(319)
Net Carrying Value	$120	$536	$656

Other definite-lived intangibles include $5,925 of customer relationships with useful lives up to ten years and $1,520 of developed technology with a life of five years. Amortization expense for intangible assets for 2015 and 2014 was $1,349 and $198, respectively. Annual amortization expense is expected to approximate $903 in 2016, $799 in 2017 through 2019, and approximately $495 thereafter until the carrying value is fully amortized.

On December 31, 2015, the Company performed its annual goodwill impairment testing under which a qualitative assessment was performed to determine whether it was more likely than not that the fair value of the reporting unit to a market participant was less than its carrying value. The qualitative factors considered the market capitalization of the Company, industry trends, management’s plan for existing assets and other factors that could have an economic impact on the reporting unit. If this assessment suggested the fair value of the reporting units was less than its carrying value, the Company determined the fair value of the reporting unit through models projecting future discounted cash flows and other valuation techniques including pricing of recent mergers and acquisitions, earnings multiples among industry peers and recent performance of the Company’s stock. From the evaluation performed, the fair value associated with DMV Holdings has increased modestly since its acquisition in January 2015. For the publishing and remaining marketing services reporting units recording goodwill, the Company believes the fair value of these reporting units substantially exceeded their carrying values. Accordingly, no impairment is warranted.

The carrying value of the Company’s definite-lived intangible assets was also evaluated for impairment on December 31, 2015, and these assets are expected to be recoverable from cash flows from future operations.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 54

Note 5: Investments

The Company owns investment interests in various entities which are recorded under the equity method or cost method of accounting, or consolidated if controlling financial interest is held. Under the equity method, the Company records its share of the investee’s earnings or losses each period as a component of other income, net, in the consolidated statements of operations. Under the cost method, the earnings or losses are recorded when such amounts are realized. Investments are evaluated for recoverability each period and the fair value of investments are estimated if identified events or circumstances indicate a significant adverse effect on the carrying value. Net (losses) gains on equity method investments were $(1,065), $93,898 and $2,269 for the years ended December 31, 2015,  2014 and 2013, respectively. The table below sets forth the Company’s investments.

	December 31,
	2015	2014
Equity method investments	$—	$1,640
Cost method investments	1,632	932
Total investments	$1,632	$2,572

Cost method investments.   Investments under the cost method of accounting include equity ownership in various developmental phase companies and emerging businesses with operations that complement the Company’s strategic operating goals. The carrying value of these investments were evaluated as of December 31, 2015 and based on the financial condition of the underlying investee,  were considered to be recoverable.

Equity method investments.   Investments recorded under the equity method of accounting during 2015 and 2014 include the following:

•

Wanderful Media, LLC (“Wanderful”) - Wanderful operates FindnSave.com, a digital shopping platform where consumers can find national and local retail goods and services for sale. This platform combines local media participation with advanced search and database technology to allow consumers to view local advertised offers and online sales circulars or search for an item and receive a list of local advertisers and the price and terms offered for the searched item. It also utilizes location-based technology and incentives to drive consumers to retailer locations. As of December 31, 2015, the Company owned a 9.6 percent interest in Wanderful, which declined from the 13.0 percent interest held as of December 31, 2014. As a result of the decreased ownership interest and inability to exert significant influence on the investee, the Company discontinued the equity method of accounting for this investment, and now accounts for Wanderful under the cost method. The carrying value of this investment was $200 and $1,640 as of December 31, 2015 and 2014, respectively.

•

Classified Ventures, LLC (“Classified Ventures”) - The Company owned a 3.3 percent interest in Classified Ventures through its sale date in the fourth quarter of 2014. The principal businesses of Classified Ventures included the operations of cars.com and apartments.com. On April 1, 2014 Classified Ventures sold the operations related to apartments.com and the Company recorded a gain of $18,479 related to the transaction. On October 1, 2014, the Company completed a transaction with Gannett Co. Inc. and other unit holders of Classified Ventures whereby Gannett acquired all membership interests from the unit holders of Classified Ventures, resulting in a gain on the sale of $77,092 during the fourth quarter of 2014. At December 31, 2014, the Company recorded a receivable of $3,280 for escrow funds held by Classified Ventures related to the sale of its membership interests, which were collected in October 2015. Proceeds totaling $1,046 were received in 2015 and represented additional distributions related to Classified Ventures’ sale of apartments.com, increasing the gain on this transaction.

Other income of $3,540 was recorded during 2014, for the receipt of an economic parity payment from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 55

Consolidated investments - The Company consolidates the following investments in which it has a controlling financial interest:

•	Your Speakeasy, LLC - 70.0 percent ownership - targets middle-market business customers and provides turnkey social media account management and content development services.

•	Untapped Festivals, LLC - 51.0 percent ownership - hosts events providing craft beer and entertainment events across major Texas cities.

•	DMV Digital Holdings Company - 80.0 percent ownership - specializes in marketing automation, search engine marketing, direct mail and promotional products.

Other Assets.   As of December 31, 2015, the Company held $675 in convertible notes receivable issued by a digital audio news and information entity between 2013 and 2015. Based on the weak financial performance and liquidity of the issuer, the notes have been fully reserved and a charge of $675 was recorded to other loss during 2015.

Note 6: Long-term Incentive Plans

A. H. Belo sponsors a long-term incentive plan under which 8,000,000 common shares were authorized for equity based awards. Awards may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units or stock appreciation rights. In addition, stock options may be accompanied by full and limited stock appreciation rights. Rights and limited stock appreciation rights may also be issued without accompanying stock options. Awards under the plan were also granted to holders of stock options issued by the former parent company in connection with the Company’s separation from the former parent. The Company recognizes compensation expense for any awards related to its respective employees, under the plan.

Stock Options.   The non-qualified stock options granted under the Company’s long-term incentive plans are fully vested and exercisable. No options have been granted by the Company since 2009 and the costs associated with outstanding awards were fully vested and recognized to expense prior to 2011.

The table below sets forth a summary of stock option activity under the A. H. Belo long-term incentive plan.

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2012	1,215,680	$17.90
Exercised	(18,820)	3.70
Canceled	(286,327)	27.13
Outstanding at December 31, 2013	910,533	15.29
Exercised	(190,462)	4.94
Canceled	(287,348)	25.37
Outstanding at December 31, 2014	432,723	13.15
Exercised	(18,000)	3.95
Canceled	(155,412)	22.19
Outstanding at December 31, 2015	259,311	$8.37

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 56

The table below summarizes vested and exercisable A. H. Belo stock options outstanding as of December 31, 2015.

Range of Exercise Prices			Number of Options Outstanding	Weighted- Average Remaining Life (years)	Weighted- Average Exercise Price
$0.00	-	$9.99	186,270	—	$4.32
$10.00	-	$19.99	58,532	—	18.29
$20.00	-	$29.99	14,509	—	20.36
Vested and exercisable at December 31, 2015			259,311	2.0	$8.37

The intrinsic value of options exercised in 2015,  2014, and 2013 was $100,  $1,099 and $91, respectively, and the intrinsic value of outstanding options at December 31, 2015 was $283.

Restricted Stock Units.   Under A. H. Belo’s long-term incentive plan, the Company’s board of directors periodically awards RSUs. The RSUs have service and/or performance conditions and vest over a period of up to three years. Vested RSUs are redeemed 60% percent in A. H. Belo Series A common stock and 40% percent in cash over a period of three years. As of December 31, 2015, the liability for the portion of the award to be redeemed in cash was $548. The table below sets forth a summary of RSU activity under the A. H. Belo long-term incentive plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2012	811,618				$5.97
Granted	344,811				5.51
Vested	(427,611)	256,548	171,063	$939	5.49
Non-vested at December 31, 2013	728,818				$5.59
Granted	123,232				11.85
Vested	(350,892)	210,522	140,370	$1,489	6.05
Non-vested at December 31, 2014	501,158				$6.81
Granted	134,812				7.66
Vested	(270,465)	162,274	108,191	$847	5.92
Canceled	(48,239)				7.46
Non-vested at December 31, 2015	317,266				$7.83

The fair value of the RSUs granted is determined using the closing trading price of the Company’s shares on the grant date. As of December 31, 2015,  unrecognized compensation related to the non-vested RSUs totaled $346, which is expected to be recognized over a weighted-average period of 1.24 years.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 57

Compensation Expense.   A. H. Belo recognizes compensation expense for any awards issued to its employees and directors under its long-term incentive plan. Compensation expense related to Company issued stock awards is set forth in the table below.

Year ended December 31,	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
2015	$605	$(349)	$256
2014	702	1,117	1,819
2013	1,059	1,330	2,389

Note 7:  Severance Costs

In 2015, the Company initiated cost reductions through a voluntary severance option offered to certain newsroom employees and other headcount reductions. Through these initiatives, the Company eliminated 70 positions resulting in severance and other related costs of approximately $2,891 in employee compensation and benefits during 2015. As of December 31, 2015, the Company recorded a liability in other accrued expenses of $322 for additional employee separations to occur through February 2016.

Note 8: Income Taxes

The table below sets forth the income tax provision related to continuing operations.

	2015	2014	2013
Current
Federal	$(1,726)	$3,865	$—
State	1,729	1,333	1,704
Total current	3	5,198	1,704
Deferred
Federal	(3,988)	28,577	2,317
State	(389)	646	(394)
Total deferred	(4,377)	29,223	1,923
Valuation allowance	2,804	(28,443)	(2,167)
Total income tax (benefit) provision	$(1,570)	$5,978	$1,460

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 58

The table below reconciles the income tax provision for continuing operations computed by applying the applicable United States federal income tax rate to the tax provision computed at the effective income tax rate.

	2015	2014	2013
Computed expected income tax provision	$(6,917)	$32,195	$1,182
State income tax (net of federal benefit)	780	1,314	852
Valuation allowance	2,804	(28,443)	(2,167)
Equity compensation	—	—	1,582
Nondeductible expenses	493	81	521
Uncertain tax position reserve	244	—	—
Noncontrolling interest	133	53	67
Recognition of equity windfall	—	—	(563)
Other	893	778	(14)
Income tax (benefit) provision	$(1,570)	$5,978	$1,460
Effective income tax rate	7.9%	6.5%	43.2%

A tax benefit of $1,570 was recorded in 2015. The benefit was primarily derived from $2,090 of deferred tax liabilities assumed in the acquisition of DMV Holdings, which reduced the amount of valuation allowance that would have otherwise been required.  A receivable is recorded in prepaid and other assets as of December 31, 2015, for federal net operating losses of $3,066 generated in 2015.

The Company generated taxable income in 2014 as a result of the sale of its investment in Classified Ventures and the sale of The Providence Journal. Accordingly, the 2014 tax provision was reduced for changes in the valuation allowance, primarily resulting from the use of the Company’s net operating loss carry forwards which totaled $19,567.

The Company made income tax payments, net of refunds, of $11,613 and $8,759 in 2015 and 2014, respectively. Tax benefits recognized in 2015 will be carried back against taxes paid in 2014 for a refund.

In accordance with realization requirements of ASC 718 – Stock Compensation, the tax liability and additional paid in capital were reduced in 2015 and 2014 by $557 and $933, respectively, for the value of equity compensation in excess of the compensation expense recognized. These deductions were not available to the Company prior to 2014 due to the net operating loss assets.

During 2013, a U.S. federal tax refund of $1,334 was recorded for the carry back of taxable losses to a prior tax return of the former parent company upon completion of an audit of the 2008 and 2009 tax years. The Company is not currently under examination by federal or state jurisdictions for income tax purposes. The increase in 2015 taxes paid primarily reflects federal income tax related to gains on the sales of its investments and newspaper operations in 2014.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 59

The table below sets forth the significant components of the Company’s deferred tax liabilities and assets.

	December 31,
	2015	2014
Deferred tax assets (liabilities)
Defined benefit plans	$20,106	$22,952
Investments	4,270	2,317
Tax depreciation less than book depreciation	2,284	3,541
Expenses deductible for tax purposes in a year different from the year accrued	1,366	1,221
Deferred compensation and benefits	951	1,671
Tax amortization in excess of book amortization	(2,814)	(935)
State taxes	80	(169)
Other	502	370
	26,745	30,968
Valuation allowance for deferred tax assets	(27,791)	(31,498)
Net deferred tax liabilities	$(1,046)	$(530)

In 2015, the Company adopted ASU 2015-17, requiring the presentation of net deferred tax assets and liabilities for each jurisdiction to be presented as noncurrent within the Company’s consolidated balance sheets. Deferred tax assets related to net losses recorded in accumulated other comprehensive loss as of December 31, 2015 and 2014, respectively, are fully reserved and there is no net effect to tax provision for 2015, 2014 or 2013. The Company recognizes a reserve for deferred tax assets when it is more likely than not that these assets will not be realized. In making this determination, all positive and negative evidence is considered, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income and taxable income in prior carryback years.

The Company follows accounting guidance under ASC 740-10 – Income Taxes related to uncertainty in income tax positions, which clarifies the accounting and disclosure requirements for uncertainty in tax positions. Uncertain tax positions are evaluated and a liability is recognized for the tax benefit associated with uncertain positions only if it is more likely than not that the positions will not be sustained upon examination by taxing authorities, based on the technical merits of the positions. The Company assessed its filing positions in all significant jurisdictions where it is required to file income tax returns for all open tax years. The Company’s federal income tax returns for the years subsequent to December 31, 2012, remain subject to examination, and income tax returns in major state income tax jurisdictions where the Company operates remain subject to examination for various periods subsequent to December 31, 2008. The Company has recorded a reserve for the tax benefit related to uncertain tax positions existing as of December 31, 2015. No uncertain tax positions existed in  2014.

The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit.

2015
Balance at January 1	$—
Reductions for tax positions of prior years	244
Balance at December 31	$244

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 60

Note  9: Pension and Other Retirement Plans

Defined Benefit Plans.   The Company sponsors the A. H. Belo Pension Plans, which provided benefits to approximately 2,300 current and former employees of the Company. A. H. Belo Pension Plan I provides benefits to certain employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain employees of The Providence Journal Company. This obligation was retained by the Company upon the sale transaction of the newspaper operations of The Providence Journal. No additional benefits are accruing under the A. H. Belo Pension Plans, as future benefits were frozen prior to the plans’ effective date.

The Company was not required to make contributions to its pension plans in 2015. Required and voluntary contributions of $9,927 and $20,000, respectively, were made in 2014, to the A. H. Belo Pension Plans, directly reducing the unfunded projected pension obligation of these plans. Actuarial gains (losses) of $2,540,  $(49,243), and $57,171 were recorded to other comprehensive income in 2015,  2014 and 2013, respectively; see Note 10 – Accumulated Other Comprehensive Loss for information on amounts recorded to accumulate other comprehensive income.

The Company-sponsored plans implemented a de-risking strategy whereby voluntary and mandatory lump sum payments to participants may be made to decrease future benefit obligations. As part of this strategy, payments of $100,877 were made in 2015 to approximately 1,000 participants and $52,919 of payments were made in 2014 to approximately 700 participants. The lump-sum payments resulted in a favorable settlement of the projected benefit obligations of approximately $5,000 and $15,000 in 2015 and 2014, respectively. A charge to pension expense for $14,964 and $7,648 in 2015 and 2014, respectively, was recorded to reflect the amortization of losses in accumulated other comprehensive loss associated with these settlements. The obligations were funded through the plans’ master trust account and are a component of benefit payments as shown in the table below. The Company will continue to evaluate the feasibility of additional de-risking strategies based on the economic benefits to the Company.

The table below sets forth summarized financial information about the A. H. Belo Pension Plans.

.

	2015	2014
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$396,656	$388,698
Interest cost	14,161	17,320
Actuarial (gain) loss	(27,307)	63,898
Benefit payments	(121,483)	(73,260)
Projected benefit obligation at end of year	262,027	396,656
Change in plan assets
Fair value of plan assets at beginning of year	330,797	338,616
Return on plan assets	(4,733)	35,514
Employer contributions	—	29,927
Benefit payments	(121,483)	(73,260)
Fair value of plan assets at end of year	204,581	330,797
Funded status	$(57,446)	$(65,859)
Amounts recorded on the balance sheet
Noncurrent liability - Accrued benefit cost	$57,446	$65,859
Accumulated benefit obligation	$262,027	$396,656

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 61

Net Periodic Pension Expense

The projected benefit obligations of the A. H. Belo Pension Plans are estimated using the Citigroup Pension Yield Curve, which is based upon a portfolio of high quality corporate debt securities with maturities that correlate to the timing of benefit payments to the plans’ participants. Future benefit payments are discounted to their present value at the appropriate yield curve rate to determine the projected benefit obligation outstanding at each year end. Yield curve discount rates as of December 31, 2015, and 2014, were 4.0 percent and 4.0 percent, respectively.

Interest expense included in net periodic pension expense is based on the Citigroup Pension Yield Curve established at the beginning of the fiscal year. Interest expense for 2015,  2014 and 2013 was determined using beginning of year yield curve rates of 4.0 percent, 4.0 percent and 4.2 percent, respectively.

The Company assumed a 6.5% percent long-term return on the plans’ assets in 2015,  2014 and 2013. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans. Investment strategies for the plans’ assets are based upon factors such as the remaining useful life expectancy of participants and market risks. The table below sets forth components of net periodic pension expense for 2015,  2014 and 2013.

	2015	2014	2013
Interest cost	$14,161	$17,320	$15,995
Expected return on plans' assets	(20,033)	(20,859)	(19,563)
Amortization of actuarial loss	1,252	—	1,702
Recognized settlement loss	14,964	7,648	—
Net periodic pension expense (benefit)	$10,344	$4,109	$(1,866)

Plan Assets

The Company is responsible for directing the investment strategies of the A. H. Belo Pension Plans’ assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risks. The long-term targeted allocation of the plans’ assets invested in equity securities and fixed-income securities is 50.0 percent and 50.0 percent, respectively. These targets are determined by matching the actuarial projections of the plans’ future liabilities and benefit payments with the expected long-term rates of return on assets and expected market risks. Investment risk is continuously monitored and plan assets are rebalanced to target allocations to meet the Company’s strategy and the plans’ liquidity needs. At December 31, 2015, the plans’ investments in equity securities and fixed income securities accounted for 45.4 percent and 54.6 percent of the total non-cash holdings, respectively.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 62

The table below sets forth the A. H. Belo Pension Plans’ assets at fair value as of December 31, 2015 and 2014, with inputs used to develop fair value measurements

	Fair Value Measurements Using

	Total		Quoted Price in Active Markets for Identical Assets (Level I)		Significant Other Observable Inputs (Level II)		Significant Unobservable Inputs (Level III)
Description	2015	2014	2015	2014	2015	2014	2015	2014
Cash and money market funds	$4,178	$6,485	$4,178	$6,485	$—	$—	$—	$—
Equity Funds
U.S. Equity Securities	62,314	115,253	—	—	62,314	115,253	—	—
International Equity Securities	28,669	43,675	4,334	8,071	24,335	35,604	—	—
Fixed Income Funds
Domestic Corporate and Government Debt Securities	54,427	77,488	—	—	54,427	77,488	—	—
Domestic Corporate Debt Securities	49,074	80,906	—	—	49,074	80,906	—	—
International Corporate and Government Debt Securities	5,919	6,990	—	—	5,919	6,990	—	—
Total	$204,581	$330,797	$8,512	$14,556	$196,069	$316,241	$—	$—

Inputs and valuation techniques used to measure the fair value of plan assets vary according to the type of asset being valued. Cash and money market funds, as well as exchange traded funds, are designated as Level I. Remaining equity securities and fixed income securities represent units of commingled pooled funds and fair values are based on net asset value (“NAV”) of the units of the fund determined by the fund manager. Commingled pooled funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors than retail mutual funds. As commingled pooled funds are typically only accessible by institutional investors, the NAV is not readily observable by non-institutional investors. Equity securities held through units in these funds are monitored as to issuer and industry. As of December 31, 2015, there were no significant concentrations of equity or debt securities in any single issuer or industry.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 63

Other

The table below sets forth the Company’s expected future benefit payments as of December 31, 2015.

Payment year	Expected Benefit Payments
2016	$15,486
2017	15,622
2018	15,799
2019	15,897
2020	15,890
2021 - 2025	79,666

The Company expects to make no required contributions to the A. H. Belo Pension Plans in 2016.

Other defined benefit plans – A. H. Belo also sponsors post-retirement benefit plans which provide health and life insurance benefits for certain retired employees. These plans were frozen subsequent to the separation from the former parent company and no future benefits accrue. The Company recorded a liability of $1,429 and $1,651 related to these plans as of December 31, 2015 and 2014, respectively. A net periodic benefit of $13,  $630 and $631 in 2015,  2014 and 2013, respectively, was recorded to employee compensation and benefits. The net benefit primarily represents amortization of actuarial gains (losses) and prior service costs, offset by interest expense associated with the actuarial liability. Actuarial gains of $202,  $15 and $287 were recorded to other comprehensive loss in 2015,  2014 and 2013, respectively. See Note 10 – Accumulated Other Comprehensive Loss.

Defined Contribution Plans.   The A. H. Belo Savings Plan, a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation, as provided by the plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis. The Company recorded expense of $1,013,  $987, and $973 in 2015,  2014 and 2013, respectively, for matching contributions to the plan.

The A. H. Belo Pension Transition Supplement Plan (“PTS Plan”), a defined contribution plan, covered certain employees affected by the curtailment of a defined benefit plan sponsored by the former parent company. The Company was obligated to make contributions to this plan based on the earnings of actively employed participants for a period of five years, which concluded on March 31, 2013. Expense and contributions for the PTS Plan of $598 and  $2,826 were recorded in 2014, respectively. As a result of fulfilling its obligations to the PTS Plan and in order to achieve efficient administration of the Company's defined contribution plans, the PTS Plan was merged into the A. H. Belo Savings Plan on July 1, 2013. Accordingly, individual participant account balances within the PTS Plan were transferred to their respective accounts of the A. H. Belo Savings Plan and the PTS Plan has ceased to exist as a stand-alone benefit plan of the Company.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 64

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

	2015			2014

	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(57,367)	$(57,654)	$287	$(15,093)	$(16,059)	$966
Amortization	16,183	16,216	(33)	6,954	7,648	(694)
Actuarial gains (losses)	2,742	2,540	202	(49,228)	(49,243)	15
Balance, end of period	$(38,442)	$(38,898)	$456	$(57,367)	$(57,654)	$287

Amortization of accumulated other comprehensive loss is recorded in salaries, wages and employee benefits in the consolidated statements of operations. In 2016, the Company anticipates amortizing $1,251 of net losses in accumulated other comprehensive loss related to its defined benefit pension plans and other post-employment benefit plans. Deferred tax assets related to amounts recorded in accumulated other comprehensive loss in 2015 and 2014 are fully reserved. See Note  8 – Income Taxes.

Note 11: Earnings Per Share

The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	2015	2014	2013
Earnings (numerator)
Net income attributable to A. H. Belo Corporation	$(17,842)	$92,929	$16,119
Less: Income (loss) from discontinued operations, net	(63)	6,770	14,010
Less: Income to participating securities	115	2,118	535
Net income available to common shareholders from
continuing operations	$(17,894)	$84,041	$1,574
Shares (denominator)
Weighted average common shares outstanding (basic)	21,408,940	21,899,602	21,967,666
Effect of dilutive securities	—	106,420	96,075
Adjusted weighted average shares outstanding (diluted)	21,408,940	22,006,022	22,063,741

Earnings per share from continuing operations
Basic	$(0.84)	$3.84	$0.07
Diluted	$(0.84)	$3.82	$0.07

Holders of service-based RSUs participate in A. H. Belo dividends on a one-on-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 65

The Company considers outstanding stock options and RSUs in the calculation of its earnings per share. A total of 576,577, 729,611 and 1,474,999 options and RSUs outstanding as of December 31, 2015,  2014 and 2013, respectively, were excluded from the calculation because they did not affect the earnings per share for common shareholders or the effect was anti-dilutive.

Note 12: Commitments and Contingencies

As of December 31, 2015, the Company had contractual obligations for leases and capital expenditures that primarily related to newspaper production equipment. The table below sets forth the summarized commitments of the Company as of December 31, 2015.

	Total	2016	2017	2018	2019	2020	Thereafter
Operating lease commitments	$6,309	1,794	$1,751	$1,337	$1,006	$421	$—
Capital commitments	602	602	—	—	—	—	—
Total commitments	$6,911	$2,396	$1,751	$1,337	$1,006	$421	$—

Total lease expense for property and equipment was $1,856,  $1,724 and $1,813 in 2015,  2014 and 2013, respectively.

The Company funds the A. H. Belo Pension Plans to meet or exceed statutory requirements and currently expects to make no required contributions to these plans in 2016. See Note  9 – Pension and Other Retirement Plans for discussion of pension funding relief.

On  December 10, 2015, the Company announced an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on February 12, 2016, which will be paid on March 14, 2016.

A number of legal proceedings are pending against A. H. Belo. Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. Accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past experience and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. Predicting the outcome of claims and litigation and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

The Company is currently in dispute with a customer regarding performance and pricing terms with respect to a change order to its printing services contract with the Company. Although the Company believes its position related to the contract can be sustained on its legal merits, it is reasonably possible that losses from zero up to the total amount of disputed invoices, which to date is approximately $1,100,  could be incurred related to the dispute.

In the opinion of management, liabilities, if any, arising from other claims against the Company would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition

Redeemable noncontrolling interest. In connection with the acquisition of DMV Holdings, the Company entered into a shareholder agreement which provides for a put option to a noncontrolling shareholder. The put option provides the shareholder with the right to require the Company to purchase up to 25 percent of his ownership interest between the second and third anniversaries of the agreement and up to 50 percent of his ownership interest between the fourth and fifth anniversaries of the agreement.

The exercisability of the noncontrolling interest put arrangement is outside of the control of the Company. As such, the redeemable noncontrolling interest of $1,421 is reported in the mezzanine equity section in the consolidated balance sheets as of December 31, 2015. In the event that the put options expire unexercised, the related portion of noncontrolling interest would be classified as a component of equity in the consolidated balance sheets.

Redeemable noncontrolling interests are recorded at fair value on the acquisition date and the carrying value adjusted each period to the greater of the estimated redemption value or the value that would otherwise be assigned if the interests were not redeemable. Changes in redemption value are recorded to retained earnings or additional paid in capital, as applicable, and have no effect to earnings of the Company. As of December 31, 2015, the carrying value of redeemable noncontrolling interest was recorded at its fair value and a gain of $102 was recorded to additional paid in capital.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 66

Note 13: Related Party Transactions

The Company periodically enters into transactions with its former parent Belo Corp. which is now owned by TEGNA, Inc., primarily for tax-related and other matters associated with the Company’s spin-off in 2008. In 2014, the Company received an economic parity payment of $3,540 from its former parent as it related to the sale of its jointly owned investment in Classified Ventures, as described in Note 5 – Investments. In 2013, the Company’s former parent provided $853 in legal, payroll and accounts payable services to the Company. The Company was also able to carryback taxable losses against Belo’s taxable income from prior years, as described in Note 8 – Income Taxes.

Note 14: Supplemental Cash Flow Data

The table below sets forth supplemental disclosures related to the Company’s Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2015	2014	2013
Income tax paid, net of refunds	$11,613	$8,759	$1,432
Noncash investing and financing activities:
Dividends payable at year-end	$—	$50,148	$—
Receivable for investment sales proceeds	$—	$3,280	$—
Impairment of equity method investment	$—	$1,871	$—
Noncash contributions by noncontrolling interests	$1,210	$183	$87

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 67

Note 15: Discontinued Operations and Sales of Assets

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

In July 2013, the Company sold the headquarters building and certain press equipment used by The Press-Enterprise in its operations. Total proceeds of $29,093 were received, after selling costs of $1,457. The Company recorded a pretax gain of $4,746 related to these transactions in the third quarter of 2013. On November 21, 2013, the Company completed the sale of the newspaper operations of The Press-Enterprise, including the production facility and related land, to Freedom Communications, Inc. (“Freedom Communications”) under a definitive asset purchase agreement, resulting in sales proceeds of $27,828. A gain of $8,656 was recorded in the fourth quarter of 2013, which was decreased by $47 in 2014.

Upon completion of these divestitures, the Company no longer owns newspaper operations in Providence, Rhode Island or Riverside, California. The Company continues to hold and market for sale certain land and buildings in Providence, Rhode Island and also retains the obligation for the A. H. Belo Pension Plan II, which provides benefits to employees of The Providence Journal Company.

As a result of the above transactions, the activity and balances of The Providence Journal and The Press-Enterprise are presented as discontinued operations. Major components of these amounts presented as discontinued operations in the consolidated financial statements are set forth below.

	Years Ended December 31,
	2015	2014	2013
Income (loss) from discontinued operations
The Providence Journal
Revenue	$—	$58,591	$90,068
Costs and expense	—	(54,527)	(84,703)
	—	4,064	5,365
The Press-Enterprise
Revenue	—	—	46,648
Costs and expense	—	—	(51,348)
	—	—	(4,700)
Income (loss) from discontinued operations	—	4,064	665
Gain related to the divestiture of discontinued operations, net
Gain on sale of The Providence Journal	(63)	17,104	—
Gain on sale of The Press-Enterprise	—	(47)	8,656
Gain on sale of The Press-Enterprise office building and press equipment	—	—	4,746
	(63)	17,057	13,402
Tax expense (benefit) from discontinued operations
The Press-Enterprise	—	—	(67)
The Providence Journal	—	14,351	124
	—	14,351	57
Gain (loss) from discontinued operations	$(63)	$6,770	$14,010

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 68

Other Dispositions.   The Company seeks to monetize its non-essential real estate assets that are ancillary to operations. This includes the sales of various parcels of property, including land and buildings, to third-party buyers. In 2015, the Company completed the sale of the land and building which served as the administrative headquarters of The Providence Journal. Net proceeds of $6,119 were received upon closing of the transaction, generating a loss of $265. The Company demolished the existing structures on another owned property in Providence, Rhode Island generating a loss of $251.

In 2014, the Company sold the land and building formerly used as a commercial packaging operation in southern Dallas, generating sales proceeds of $6,677 and a gain of $1,827.  The Company also received sales proceeds totaling $3,408 for the sales of land and buildings in Riverside, California, and 97 acres of undeveloped land in southern Dallas, Texas, resulting in gains totaling $862.

Note 16: Subsequent Events

On March 3, 2016 the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share payable on June 3, 2016, to shareholders of record at the close of business on May 13, 2016.

Note 17: Quarterly Results of Operations (Unaudited)

The table below sets forth a summary of the unaudited consolidated quarterly results of operations for 2015 and 2014.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Continuing Operations:
Net Operating Revenue	$65,436	$64,392	$66,676	$69,261	$66,908	$65,923	$73,088	$73,212
Operating Income (Loss)	(5,106)	(3,644)	(535)	2,407	(3,102)	500	(9,552)	(6,949)
Income (Loss) from Continuing Operations	319	(4,826)	(694)	19,687	(3,967)	2,269	(13,852)	68,877
Income (Loss) from Discontinued Operations, Net	(12)	783	2	2,269	(52)	16,125	(1)	(12,407)
Net Income (Loss)	307	(4,043)	(692)	21,956	(4,019)	18,394	(13,853)	56,470
Net Income (Loss) Attributable to A. H. Belo Corporation	363	(4,037)	(592)	21,980	(3,956)	18,444	(13,657)	56,542

Net Income (Loss) per Share from Continuing Operations
Basic	$0.02	$(0.22)	$(0.03)	$0.86	$(0.18)	$0.10	$(0.64)	$3.09
Diluted	$0.02	$(0.22)	$(0.03)	$0.85	$(0.18)	$0.10	$(0.64)	$3.07

Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

A. H. Belo Corporation 2015 Annual Report on Form 10-K	PAGE 69