Form 10-Q
period 2016-03-31
A. H. Belo Corp
filed 2016-05-02
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	April 27, 2016
Common Stock, $.01 par value	21,577,641

Total Common Stock consists of 19,164,479 shares of Series A Common Stock and 2,413,162 shares of Series B Common Stock.

A. H. BELO CORPORATION

FORM 10-Q

PART I

Item 1.  Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
In thousands, except share and per share amounts (unaudited)	2016	2015
Net Operating Revenue
Advertising and marketing services	$35,237	$36,831
Circulation	20,352	21,038
Printing, distribution and other	6,894	7,567
Total net operating revenue	62,483	65,436
Operating Costs and Expense
Employee compensation and benefits	27,017	27,503
Other production, distribution and operating costs	28,331	31,460
Newsprint, ink and other supplies	6,058	8,166
Depreciation	2,632	3,040
Amortization	226	373
Total operating costs and expense	64,264	70,542
Operating loss	(1,781)	(5,106)
Other Income (Expense), Net
Loss on equity method investments, net	—	(414)
Other income, net	79	109
Total other income (expense), net	79	(305)
Loss from Continuing Operations Before Income Taxes	(1,702)	(5,411)
Income tax benefit	(1,109)	(5,730)
Income (Loss) from Continuing Operations	(593)	319
Loss related to the divestiture of discontinued operations, net	—	(12)
Loss from Discontinued Operations, Net	—	(12)
Net Income (Loss)	(593)	307
Net income (loss) attributable to noncontrolling interests	39	(56)
Net Income (Loss) Attributable to A. H. Belo Corporation	$(632)	$363

Per Share Basis
Net income (loss) attributable to A. H. Belo Corporation
Basic and diluted	$(0.03)	$0.02
Weighted average shares outstanding
Basic	21,514,133	21,770,698
Diluted	21,514,133	21,845,197

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2016 on Form 10-Q     3

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
In thousands (unaudited)	2016	2015
Net Income (Loss)	$(593)	$307
Other Comprehensive Income (Loss), Net of Tax:
Amortization of net actuarial (gains) losses	(8)	312
Total other comprehensive income (loss)	(8)	312
Comprehensive Income (Loss)	(601)	619
Comprehensive gain (loss) attributable to noncontrolling interests	39	(56)
Total Comprehensive Income (Loss) Attributable to A. H. Belo Corporation	$(640)	$675

See the accompanying Notes to the Consolidated Financial Statements.

4     A. H. Belo Corporation First Quarter 2016 on Form 10-Q

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
In thousands, except share amounts (unaudited)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$74,656	$78,380
Accounts receivable (net of allowance of $1,203 and $1,441 at March 31, 2016 and December 31, 2015, respectively)	26,355	31,502
Inventories	4,746	4,052
Prepaids and other current assets	12,323	9,415
Total current assets	118,080	123,349
Property, plant and equipment, at cost	450,319	448,223
Less accumulated depreciation	(399,497)	(396,865)
Property, plant and equipment, net	50,822	51,358
Intangible assets, net	5,552	5,778
Goodwill	36,883	36,883
Investments	1,632	1,632
Other assets	2,497	2,501
Total assets	$215,466	$221,501
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,950	$12,736
Accrued compensation and benefits	5,350	7,100
Other accrued expense	4,383	4,712
Advance subscription payments	15,564	14,424
Total current liabilities	35,247	38,972
Long-term pension liabilities	56,574	57,446
Other post-employment benefits	2,500	2,489
Deferred income taxes, net	1,042	1,046
Other liabilities	2,037	1,277
Total liabilities	97,400	101,230
Noncontrolling interest - redeemable	1,335	1,421
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,581,356 and 20,522,503 shares at March 31, 2016 and December 31, 2015, respectively	206	205
Series B: issued 2,413,166 and 2,387,509 shares at March 31, 2016 and December 31, 2015, respectively	24	24
Treasury stock, Series A, at cost; 1,416,881 shares held at March 31, 2016 and December 31, 2015.	(11,233)	(11,233)
Additional paid-in capital	500,853	500,449
Accumulated other comprehensive loss	(38,450)	(38,442)
Accumulated deficit	(335,599)	(333,222)
Total shareholders’ equity attributable to A. H. Belo Corporation	115,801	117,781
Noncontrolling interests	930	1,069
Total shareholders’ equity	116,731	118,850
Total liabilities and shareholders’ equity	$215,466	$221,501

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2016 on Form 10-Q     5

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2014	20,341,501	2,388,237	$227	$499,320	(944,636)	$(8,087)	$(57,367)	$(308,330)	$256	$126,019
Net income (loss)	—	—	—	—	—	—	—	363	(56)	307
Other comprehensive income	—	—	—	—	—	—	312	—	—	312
Capital contributions of noncontrolling interests	—	—	—	—	—	—	—	—	2,104	2,104
Treasury stock purchases	—	—	—	—	(120,848)	(1,115)	—	—	—	(1,115)
Issuance of shares for restricted stock units	100,399	—	1	(1)	—	—	—	—	—	—
Issuance of shares for stock option exercises	18,000	—	—	71	—	—	—	—	—	71
Income tax benefit on options and RSUs	—	—	—	506	—	—	—	—	—	506
Share-based compensation	—	—	—	371	—	—	—	—	—	371
Dividends	—	—	—	—	—	—	—	(1,775)	—	(1,775)
Balance at March 31, 2015	20,459,900	2,388,237	$228	$500,267	(1,065,484)	$(9,202)	$(57,055)	$(309,742)	$2,304	$126,800
Balance at December 31, 2015	20,522,503	2,387,509	$229	$500,449	(1,416,881)	$(11,233)	$(38,442)	$(333,222)	$1,069	$118,850
Net income (loss)	—	—	—	—	—	—	—	(632)	26	(606)
Other comprehensive loss	—	—	—	—	—	—	(8)	—	—	(8)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(165)	(165)
Issuance of shares for restricted stock units	58,584	—	1	(1)	—	—	—	—	—	—
Issuance of shares for stock option exercises	—	25,926	—	33	—	—	—	—	—	33
Share-based compensation	—	—	—	372	—	—	—	—	—	372
Conversion of Series B to Series A	269	(269)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(1,745)	—	(1,745)
Balance at March 31, 2016	20,581,356	2,413,166	$230	$500,853	(1,416,881)	$(11,233)	$(38,450)	$(335,599)	$930	$116,731

See the accompanying Notes to the Consolidated Financial Statements.

6     A. H. Belo Corporation First Quarter 2016 on Form 10-Q

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands (unaudited)	2016	2015
Operating Activities
Net Income (Loss)	$(593)	$307
Adjustments to reconcile net income (loss) to net cash (used for) provided by operations:
Net loss from discontinued operations	—	12
Depreciation and amortization	2,858	3,413
Net periodic benefit and contributions related to employee benefit plans	(867)	(1,142)
Equity method investment loss in excess of dividends	—	495
Share-based compensation	372	371
Deferred income taxes	(4)	(3,932)
Gain on investment related activity, net	—	(81)
Gain on disposal of fixed asset	—	(39)
Changes in working capital and other operating assets and liabilities, net	(1,419)	(7,879)
Net cash (used for) provided by continuing operations	347	(8,475)
Net cash used for discontinued operations	—	(93)
Net cash (used for) provided by operating activities	347	(8,568)
Investing Activities
Acquisitions	—	(14,110)
Capital expenditures	(2,095)	(1,170)
Investment proceeds	—	80
Purchase of investments	—	(500)
Net cash used for investing activities	(2,095)	(15,700)
Financing Activities
Dividends paid	(1,745)	(51,923)
Distributions to noncontrolling interests	(264)	—
Purchase of treasury stock	—	(1,115)
Proceeds from exercise of stock options	33	71
Income tax benefit on options and RSUs	—	506
Net cash used for financing activities	(1,976)	(52,461)
Net decrease in cash and cash equivalents	(3,724)	(76,729)
Cash and cash equivalents at beginning of period	78,380	158,171
Cash and cash equivalents at end of period	$74,656	$81,442
Supplemental Disclosures
Income tax paid, net of refunds	$43	$8,918
Noncash investing and financing activities:
Noncash contributions by noncontrolling interests	$—	$3,367

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2016 on Form 10-Q     7

A. H. Belo Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1:  Significant Accounting Policies and Recently Issued Accounting Standards

Description of Business.    A. H. Belo Corporation and subsidiaries (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is a leading local news and information publishing company with commercial printing, distribution and direct mail capabilities, as well as expertise in emerging media and digital marketing. With a continued focus on extending the Company’s media platform, A. H. Belo is able to deliver news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles. The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. A. H. Belo also offers digital marketing solutions through Your Speakeasy, LLC (“Speakeasy”) and DMV Digital Holdings Company, Inc. (“DMV Holdings”) and provides event promotion and marketing services through DMN CrowdSource, LLC (“CrowdSource”).

Basis of Presentation.    These consolidated financial statements include the accounts of A. H. Belo and its subsidiaries. The Company follows the guidance set by the Financial Accounting Standards Board (“FASB”) or other authoritative accounting standards-setting bodies. The Company consolidates investments in which it has a controlling financial interest. Transactions between the consolidated companies are eliminated and noncontrolling interests in less than wholly-owned subsidiaries are reflected in the consolidated financial statements. Less than wholly-owned subsidiaries consolidated in the Company’s financial statements include Your Speakeasy, LLC, Untapped Festivals, LLC (“Untapped”) and DMV Digital Holdings Company, Inc., which the Company has 70 percent, 51 percent and 80 percent ownership, respectively.

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation are included. All dollar amounts are presented in thousands, except per share amounts, unless the context requires otherwise.

New Accounting Pronouncements.    On January 1, 2016, ASU 2015-05, Goodwill and Other – Internal-Use-Software became effective. If fees charged under a cloud computing arrangement include an element for software licenses, then such costs are subject to capitalization, consistent with the acquisition of other software licenses. Otherwise, these costs are accounted for as a service contract and expensed. The Company adopted this standard on a prospective basis and adoption did not materially impact the Company’s financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations.  Under this update, an entity recognizes adjustments to provisional amounts that are identified during the measurement period in the current reporting period in which they are determined.  Changes to the current period’s financial statements are calculated as if the accounting had been completed at the acquisition date.  The entity is no longer required to retrospectively account for those adjustments. In the three months ended December 31, 2016, the Company adopted this standard. Accordingly, the Company has not retroactively accounted for the changes in the purchase price allocation for DMV Holdings, which was finalized in the fourth quarter of 2015.

The FASB recently issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s financial statements and were not previously disclosed in the Company’s 2015 Annual Report on Form 10-K.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures. Under this update, when an investment converts to the equity method of accounting, the investor should adopt the equity method prospectively and a retroactive adjustment is not required for prior periods. The update is effective for fiscal years beginning after December 15, 2016. The Company does not anticipate the update to have a material impact on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, which provides clarification to revenue recognition standards for principal and agent relationships. An entity is considered the principal if it controls the goods or services delivered to the customer before delivery occurs. In such instances, revenue is recognized gross. When an entity as agent satisfies a performance obligation, revenue is recognized net at the amount to which the entity is entitled. The update is effective fiscal years and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact of this update to its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation.  Under this update, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and eliminates the concept of the

8     A. H. Belo Corporation First Quarter 2016 on Form 10-Q

APIC pool related to the exercise or cancellation of share-based payments. In addition, excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. Further, this update eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. The update is effective fiscal years and interim periods beginning after December 15, 2016 and early adoption is permitted. In the three months ended March 31, 2016, the Company early adopted this standard and adoption did not materially impact the Company's financial statements.

Note 2:  Segment Reporting

The Company has identified two reportable segments based on management and internal reporting structures as well as product and service offerings: Publishing (“Publishing”) and Marketing, Event Marketing and Other Services (“MEMO”).

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

The MEMO segment is comprised of the Company’s marketing, event marketing and other businesses. Marketing services and product offerings include multi-channel marketing services and software, targeted-channel marketing services, marketing analytics, content development, social media management and other consulting services. Marketing services also include non-digital marketing products, including sales of business promotional and sales of pay-for-performance services directed primarily to other newspaper companies. Marketing services include the operations of its subsidiaries, DMV Holdings, Speakeasy and Proven Performance Media, as well as its operating division doing business as Connect and its cars.com sales division.

Event marketing includes the operations of CrowdSource, which promotes community events, such as One Day University, an educational speaker event; Untapped,  which hosts live music festivals featuring craft beer, food and entertainment across five major Texas cities; and other community-related events.

The Company evaluates MEMO operations based on revenue growth and operating profit as these businesses continue to expand within their respective markets.

The following table summarizes key financial results and position related to the reportable segments.

	Three Months Ended March 31,

	2016	2015
Revenue
Publishing	$53,055	$57,802
MEMO	9,428	7,634
Total	$62,483	$65,436

Operating Income (Loss)
Publishing	$(2,435)	$(4,932)
MEMO	654	(174)
Total	$(1,781)	$(5,106)

A. H. Belo Corporation First Quarter 2016 on Form 10-Q     9

The following table summarizes noncash expenses recorded by the Company’s reportable segments.

	Three Months Ended March 31,
	2016	2015
Noncash Expenses
Publishing
Depreciation	$2,611	$3,011
Amortization	—	30
Total	$2,611	$3,041

MEMO
Depreciation	$21	$29
Amortization	226	343
Total	$247	$372

The following table summarizes total assets related to the reportable segments.

	March 31,	December 31,
	2016	2015
Total Assets
Publishing	$191,246	$196,912
MEMO	24,220	24,589
Total	$215,466	$221,501

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

The table below sets forth the goodwill and other intangible assets within the Company’s reportable segments as of March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
Goodwill
Publishing	$22,682	$22,682
MEMO	14,201	14,201
Total	$36,883	$36,883
Other Definite-Lived Intangibles
MEMO
Cost	$6,710	$6,710
Accumulated Amortization	(1,158)	(932)
Net Carrying Value	$5,552	$5,778

Other definite-lived intangibles include $5,190 of customer relationships with useful lives of 10 years and of $1,520 developed technology with a life of five years. Amortization expense for intangible assets for the three months ended March 31, 2016 and 2015,  was $226 and $373, respectively.

10     A. H. Belo Corporation First Quarter 2016 on Form 10-Q

Note 4:  Investments

The Company owns investment interests in various entities which are recorded under the equity method or cost method of accounting, or consolidated if controlling financial interest is held. Under the equity method, the Company records its share of the investee’s earnings or losses each period as a component of other income (loss), net, in the Consolidated Statements of Operations. Under the cost method, the earnings or losses are recorded when such amounts are realized. The Company accounted for its investment in Wanderful Media (“Wanderful”) as an equity method investment during the three months ended March 31, 2015. In the three months ended December 31, 2015, the Company discontinued the equity method of accounting for Wanderful as a result of the decreased ownership interest and inability to exert significant influence on the investee. The Company recorded net losses on equity method investments of $414 for the three months ended March 31, 2015.

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

The table below sets forth a summary of stock option activity under the A. H. Belo long-term incentive plan.

	Number of Options	WeightedAverage Exercise Price
Outstanding at December 31, 2015	259,311	$8.37
Exercised	(25,926)	1.26
Canceled	(7,420)	20.15
Outstanding at March 31, 2016	225,965	$8.80

The intrinsic value of options exercised in the three months ended March 31, 2016 and 2015, was $117 and $100, respectively, and the intrinsic value of outstanding options at March 31, 2016, was $174.

Restricted Stock Units.    Under A. H. Belo’s long-term incentive plan, the Company’s board of directors periodically awards RSUs. The RSUs have service and/or performance conditions and vest over a period of up to three years. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of three years. As of March 31, 2016, the liability for the portion of the award to be redeemed in cash was $550. The table below sets forth a summary of RSU activity under the A. H. Belo long-term incentive plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2015	317,266				$7.83
Granted	131,115				5.72
Vested	(97,651)	58,584	39,067	$230	7.53
Non-vested at March 31, 2016	350,730				$7.12

The fair value of the RSUs granted is determined using the closing trading price of the Company’s shares on the grant date. As of March 31, 2016, unrecognized compensation related to the non-vested RSUs totaled $421, which is expected to be recognized over a weighted-average period of 1.20 years.

A. H. Belo Corporation First Quarter 2016 on Form 10-Q     11

Compensation Expense.     A. H. Belo recognizes compensation expense for any awards issued to its employees and directors under its long-term incentive plan over the vesting period of the award. Compensation expense related to Company issued stock awards is set forth in the table below.

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
Three months ended March 31,
2016	$372	$232	$604
2015	$371	$(68)	$303

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

The Company recognized income tax benefit from continuing operations of $1,109 and $5,730 for the three months ended March 31, 2016 and 2015, respectively. Effective income tax rates from continuing operations were 65.2 percent and 105.9 percent for 2016 and 2015, respectively. The effective tax rate is affected by recurring items such as tax rates and income in jurisdictions which we expect to be fairly consistent in the near term. The tax benefit recorded for the three months ended March 31, 2016, primarily reflects taxable losses from operations. The tax benefit recorded for the three months ended March 31, 2015, reflected a reduction in the valuation allowance for deferred tax assets of $3,993 primarily as a result of deferred tax liabilities assumed in connection with the acquisition of DMV Holdings. This benefit was subsequently adjusted to $2,090 in the three months ended December 31, 2015, upon finalization of accounting for the acquisition. The Company expects to recover current year tax benefits through a carryback against taxes paid in 2014.

Note 7:  Pension and Other Retirement Plans

Defined Benefit Plans.   The Company sponsors the A. H.  Belo Pension Plans, which provide benefits to approximately 2,300 current and former employees of the Company. A. H.  Belo Pension Plan I provides benefits to certain current and former employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain former employees of The Providence Journal Company. This obligation was retained by the Company upon the sale transaction of the newspaper operations of The Providence Journal.  No additional benefits are accruing under the A. H. Belo Pension Plans, as future benefits were frozen prior to the plans’ effective date.

No contributions are required to the A. H. Belo Pension Plans in 2016. Management believes the assumed rate of return on the plans’ assets of 6.5 percent continues to be appropriate.

Net Periodic Pension Benefit

The Company estimates net periodic pension expense or benefit based on the expected return on plan assets, the interest on projected pension obligations and the amortization of actuarial gains and losses in accumulated other comprehensive loss, if required. The table below sets forth components of net periodic pension benefit.

	Three Months Ended March 31,
	2016	2015
Interest cost	$2,525	$3,540
Expected return on plans' assets	(3,396)	(5,008)
Amortization of actuarial loss	11	312
Net periodic pension benefit	$(860)	$(1,156)

Defined Contribution Plans.   The A. H. Belo Savings Plan, a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation, as provided by the plan and the Internal

12     A. H. Belo Corporation First Quarter 2016 on Form 10-Q

Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis.  During the three months ended March 31, 2016 and 2015, the Company recorded expense of $279 and $258, respectively, for matching contributions to the plan.

Note 8:  Accumulated Other Comprehensive Loss

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

	Three Months Ended March 31,
	2016			2015
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(38,442)	$(38,898)	$456	$(57,367)	$(57,654)	$287
Amortization	(8)	11	(19)	312	312	—
Balance, end of period	$(38,450)	$(38,887)	$437	$(57,055)	$(57,342)	$287

Note 9:  Earnings Per Share

The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended March 31,
	2016	2015
Earnings (numerator)
Net income (loss) attributable to A. H. Belo Corporation	$(632)	$363
Less: Loss from discontinued operations, net	—	(12)
Less: Income to participating securities	26	36
Net income (loss) available to common shareholders from continuing operations	$(658)	$339
Shares (denominator)
Weighted average common shares outstanding (basic)	21,514,133	21,770,698
Effect of dilutive securities	—	74,499
Adjusted weighted average shares outstanding (diluted)	21,514,133	21,845,197
Earnings per share from continuing operations
Basic and diluted	$(0.03)	$0.02

Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

The Company considers outstanding stock options and RSUs in the calculation of its earnings per share. A  total of 576,695 and 565,733 options and RSUs outstanding during the three months ended March 31, 2016, and 2015, respectively, were excluded from the calculation because they did not affect the earnings per share for common shareholders or the effect was anti-dilutive.

A. H. Belo Corporation First Quarter 2016 on Form 10-Q     13

Note 10:  Contingencies

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

The Company is currently in dispute with a customer regarding performance and pricing terms with respect to a change order to its printing services contract with the Company. Although the Company believes its position related to the contract can be sustained on its legal merits, it is reasonably possible that losses from zero up to the total amount of disputed invoices could be incurred related to the dispute. The last notice received from the customer claimed disputed invoices totaling approximately $1,500 as of March 31, 2016.

In the opinion of management, liabilities, if any, arising from other claims against the Company would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

Pro-rata distributions.    In connection with the acquisition of DMV Holdings, the shareholder agreement provides for a pro-rata distribution of 100 percent and 50 percent of DMV Holdings’ free cash flow for fiscal years 2015 and 2016, respectively. Free cash flow is defined as earnings before interest, taxes, depreciation and amortization less capital expenditures, debt amortization and interest expense, as applicable. In the three months ended March 31, 2016, the Company made pro-rata distributions to noncontrolling interests of $264 in connection with this agreement based on 2015 free cash flow as defined.

Note 11:  Redeemable Noncontrolling Interest

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

The exercisability of the noncontrolling interest put arrangement is outside of the control of the Company. As such, the redeemable noncontrolling interest of $1,335 and $1,421 is reported in the mezzanine equity section in the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively. In the event that the put options expire unexercised, the related portion of noncontrolling interest would be classified as a component of equity in the consolidated balance sheets.

Redeemable noncontrolling interest is recorded at fair value on the acquisition date and the carrying value adjusted each period for its share of the earnings related to DMV Holdings. After the carrying value is adjusted for its share of the earnings related to DMV Holdings, the carrying value is adjusted for the change in fair value, which is the greater of the estimated redemption value or the value that would otherwise be assigned if the interest was not redeemable. Adjustments are recorded to retained earnings or additional paid in capital, as applicable, and have no effect to earnings of the Company. During the three months ended March 31, 2016, redeemable noncontrolling interest was increased by $13 for its share of the DMV Holdings’ earnings and decreased by $99 for distributions related to 2015 free cash flow as required under the shareholder agreement.

14     A. H. Belo Corporation First Quarter 2016 on Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. H. Belo intends for the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect its financial statements. The following information should be read in conjunction with the Company’s consolidated financial statements and related notes filed as part of this report. Unless otherwise noted, amounts in Management’s Discussion and Analysis reflect continuing operations of the Company, and all dollar amounts are presented in thousands, except per share amounts.

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

All other operations are reported within the Company’s Marketing, Event Marketing and Other Services segment. These operations primarily include sales of online automotive classifieds on the cars.com platform; marketing services generated by the Company’s branded marketing division Connect; Your Speakeasy; Proven Performance Media; and DMV Holdings and its subsidiaries Distribion, Vertical Nerve and MarketingFX. The segment also includes event promotion and marketing services provided by CrowdSource and its subsidiary, Untapped.

In January 2015, the Company acquired an 80 percent voting interest in DMV Digital Holdings Company, Inc., into which the stock of three Dallas-based companies, Distribion, Inc., Vertical Nerve, Inc. and CDFX, LLC, were contributed. These businesses specialize in local marketing automation, search engine marketing, direct mail and promotional products, respectively. This acquisition complements the product and service offerings currently available to A. H. Belo clients, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market. DMV Holdings was acquired for a cash purchase price of $14,110, net of $152 cash acquired and the transaction costs totaled $1,288.

A. H. Belo Corporation First Quarter 2016 on Form 10-Q     15

RESULTS OF CONTINUING OPERATIONS

Consolidated Results of Continuing Operations

This section contains a discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three months ended March 31, 2016 and 2015.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Three Months Ended March 31,
	2016			2015
	Publishing	MEMO	Total	Publishing	MEMO	Total
Advertising and marketing services	$26,093	$9,144	$35,237	$29,901	$6,930	$36,831
Circulation	20,352	—	20,352	21,038	—	21,038
Printing, distribution and other	6,610	284	6,894	6,863	704	7,567
Total net operating revenue	53,055	9,428	62,483	57,802	7,634	65,436

Total operating costs and expense	55,490	8,774	64,264	62,734	7,808	70,542

Operating income (loss)	$(2,435)	$654	$(1,781)	$(4,932)	$(174)	$(5,106)

Traditionally, the Company’s primary revenues are generated from advertising within its core newspapers, niche publications and related websites and from subscription and single copy sales of its printed newspapers. As a result of competitive and economic conditions, the newspaper industry has faced a significant revenue decline over the past decade. Therefore, the Company has sought to diversify its revenues through development and investment in new product offerings, increased circulation rates and leveraging of its existing assets to offer cost efficient commercial printing and distribution services to its local markets. As margins continue to decrease, the Company continually evaluates the overall performance of its core products to ensure existing assets are deployed adequately to maximize return. In January 2016, certain print-related product lines ceased operations due to underperformance against management’s expectations. The Company anticipates improved financial performance going forward as a result of the cessation of these underperforming products.

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in a loss of advertising and paid print circulation volumes and revenue. The most significant loss of advertising revenue was realized in its print display and classified categories. These categories, which represented 29.9 percent of consolidated revenue in 2013, have declined to 20.2 percent in 2016, and further declines are anticipated in future periods. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital advertising, which is widely available from many sources. Both large and small companies are redistributing more of their advertising budgets towards programmatic channels to acquire digital advertising on multiple platforms which frequently has better technology for targeted delivery and measurement. The Company has responded to these challenges by expanding the programmatic channels through which it works to meet customer demands for digital ad placement opportunities in display, mobile, video and social categories. By utilizing advertising exchanges to apply marketing insight, the Company is able to offer greater value for clients by better targeting advertising to reach their potential customers.

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

16     A. H. Belo Corporation First Quarter 2016 on Form 10-Q

Advertising and marketing services revenue

	Three Months Ended March 31,
	2016	Percent of Total Revenue	Percentage Change	2015	Percent of Total Revenue
Publishing
Display advertising	$8,077		(27.5)%	$11,140
Classified advertising	4,555		(15.0)%	5,356
Preprint advertising	11,068		0.6%	10,997
Digital advertising	2,393		(0.6)%	2,408
MEMO
Digital services	8,287		28.6%	6,443
Other services	857		76.0%	487
Advertising and marketing services	$35,237	56.4%	(4.3)%	$36,831	56.3%

Publishing

Display – Display revenue primarily represents sales of non-classified advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Revenue decreased due to lower retail advertising in substantially all categories except sporting goods. The entertainment and furniture categories experienced the greatest declines with a combined revenue decrease of approximately $404 driven heavily by a volume decline of 12.7 percent.

Classified – Classified primarily represents sales of classified advertising space within the Company’s core and niche newspapers. Classified advertising remains challenged as alternative digital outlets continue to emerge. Consistent with rate improvement trends in certain display advertising categories, key classified categories continue to provide value to advertisers at increased rate points. Overall classified revenue decreased due to lower volumes in all categories. This decline was partially offset by a higher rate in employment.

Preprint – Preprint primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue increased due to higher volumes of home delivery mail advertising partially offset by a decline in the volume of preprint newspaper inserts, consistent with the decline in circulation volumes.

Digital – Digital publishing is primarily comprised of banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com as well as online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package. Revenue has remained relatively flat.

Marketing, Event Marketing and Other Services

Digital services – Digital marketing includes targeted and multi-channel advertising placed on third-party websites, content development, social media management, search optimization and other consulting, and sales of online automotive classifieds on the cars.com platform. The 2015 acquisition of DMV Holdings provided a significant portion of the growth in digital marketing revenue. DMV Holdings increased $850 and organic growth from Speakeasy resulted in increased revenue of $804. These increases in marketing services revenue offset approximately 43 percent of the core print advertising revenue decline.

Other services – Other services revenue increased $370 due to the sale of promotional merchandise by MarketingFX.

A. H. Belo Corporation First Quarter 2016 on Form 10-Q     17

Circulation revenue

	Three Months Ended March 31,
	2016	Percent of Total Revenue	Percentage Change	2015	Percent of Total Revenue
Publishing
Circulation	$20,352	32.6%	(3.3)%	$21,038	32.1%

Revenue decreased due to a decline in home delivery and single copy paid print circulation volumes of 7.0 percent and 14.8 percent, respectively. These declines were partially offset by an effective rate increase of 7.1 percent in home delivery.

Volume declines in circulation revenue have been more pronounced with single copy sales as it competes for retail space. Price increases and supplemental editions are critical to maintaining the revenue base to support this product. In the three months ended March 31, 2016, the Company generated $44 of incremental revenue through the distribution of specialty magazines to its core subscribers. The Company is currently evaluating the addition of a meter to its websites for consumption of its premium news content.

Printing, distribution and other revenue

	Three Months Ended March 31,
	2016	Percent of Total Revenue	Percentage Change	2015	Percent of Total Revenue
Publishing
Commercial print and distribution	$6,610		(3.7)%	$6,863
MEMO
Event marketing and other	284		(59.7)%	704
Printing, distribution and other	$6,894	11.0%	(8.9)%	$7,567	11.6%

Publishing –  The Company’s newspapers aggressively market the capacity of their printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. The Company commenced printing operations related to a regional newspaper in January 2016. This revenue was partially offset by lower print revenue associated with national publications.

Marketing, Event Marketing and Other Services – CrowdSource, the Company’s event marketing provider, works closely with cities and other corporate sponsors to bring large entertainment events to local communities; such as Untapped, a live music festival and craft beer event that expanded across five major Texas cities. Revenue decreased $420 for the three months ended March 31, 2016, primarily due to the timing of Savor, Dallas’ four-day celebration of food, wine and spirits. In 2015, the Savor festival occurred in the first quarter. In 2016, the festival occurred in April.

18     A. H. Belo Corporation First Quarter 2016 on Form 10-Q

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended March 31,
	2016	Percentage Change	2015
Publishing
Employee compensation and benefits	$23,642	(4.4)%	$24,733
Other production, distribution and operating costs	23,363	(13.6)%	27,050
Newsprint, ink and other supplies	5,874	(25.7)%	7,910
Depreciation	2,611	(13.3)%	3,011
Amortization	—	(100.0)%	30
MEMO
Employee compensation and benefits	3,375	21.8%	2,770
Other production, distribution and operating costs	4,968	12.7%	4,410
Newsprint, ink and other supplies	184	(28.1)%	256
Depreciation	21	(27.6)%	29
Amortization	226	(34.1)%	343
Operating costs and expense	$64,264	(8.9)%	$70,542

Publishing

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards employee benefit plans. Employee compensation and benefits decreased $1,091 in the three months ended March 31, 2016, due to headcount reductions within the Company.

Other production, distribution and operating costs – Expense decreased in the Company’s Publishing segment reflecting savings in most categories. Temporary and consulting expenses had significant decreases as a result of cost reduction efforts and oversight of discretionary spending. Additional savings were generated by a reduction in bad debt expense and personnel recruiting expenses. These costs were offset by higher postage related to mailed advertisements.  Beginning in April 2016, the Company will benefit from a mandated postal rate reduction on all mailed advertisements.

Newsprint, ink and other supplies –  Expense decreased due to reduced newsprint costs associated with lower circulation volumes from the Company and certain third-party newspapers and the discontinuation of unprofitable product lines. Newsprint consumption for the three months ended March 31, 2016 and 2015, approximated 6,589 and 7,754 metric tons, respectively, at an average cost per metric ton of $503 and $582, respectively. The average purchase price for newsprint was $511 and $570 for the three months ended March 31, 2016 and 2015, respectively.  Based on guidance from its largest newsprint vendors, the Company anticipates that newsprint prices will increase in 2016.

Depreciation – Expense decreased due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated.

Amortization –All definite-lived intangible assets are fully amortized.

Marketing, Event Marketing and Other Services

Employee compensation and benefits – Expense increased in the three months ended March 31, 2016, primarily related to the growth associated with DMV Holdings of $682. As of March 31, 2016 and 2015, DMV Holdings employed 69 and 48 personnel, respectively.

Other production, distribution and operating costs – Other expense increased in the three months ended March 31, 2016, by $636 and $368 to support the continued growth in Speakeasy and DMV Holdings, respectively.

Newsprint, ink and other supplies –  Other supplies expense decreased primarily due to promotional material printing costs associated with Marketing FX of $56.

A. H. Belo Corporation First Quarter 2016 on Form 10-Q     19

Depreciation – Marketing and event services cost structure is primarily labor driven. Capital purchases are required to support technology investments, the Company’s websites and customer engaging applications. Capital assets are primarily depreciated over a life of three years.

Amortization – Expense decreased in the three months ended March 31, 2016, primarily related to subscriber lists associated with DMV Holdings of $84.

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended March 31,
	2016	Percentage Change	2015
Other Income (Expense), Net
Loss on equity method investments, net	$—	(100.0)%	$(414)
Other income, net	79	(27.5)%	109
Total other income (expense), net	$79	(125.9)%	$(305)

Income tax benefit	$(1,109)	(80.6)%	$(5,730)

Other Income (Expense) – Other income (expense) is primarily comprised of gains (losses) from equity method investments, gains (losses) from the sale or disposition of fixed assets. In 2015, the Company discontinued the equity method of accounting for Wanderful as a result of the decreased ownership interest and inability to exert significant influence on the investee.

Tax provision  – Income tax benefit from continuing operations decreased as a result of lower taxable earnings and due to a $3,993 tax benefit being recorded in 2015 related to the acquisition of DMV Holdings. This benefit was subsequently adjusted to $2,090 in the three months ended December 31, 2015 upon finalization of accounting for the acquisition. The difference between the Company’s tax benefit of $1,109 and the tax benefit computed by applying the federal statutory rate is primarily attributable to changes in the valuation allowance and due to state income taxes. See the Notes to the Consolidated Financial Statements, Note 6  – Income Taxes.

Legal proceedings - A number of legal proceedings are pending against A. H. Belo. Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. Accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past experience and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. Predicting the outcome of claims and litigation and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

The Company is currently in dispute with a customer regarding performance and pricing terms with respect to a change order to its printing services contract with the Company. Although the Company believes its position related to the contract can be sustained on its legal merits, it is reasonably possible that losses from zero up to the total amount of disputed invoices could be incurred related to the dispute. The last notice received from the customer claimed disputed invoices totaling approximately $1,500 as of March 31, 2016.

Liquidity and Capital Resources

The Company’s cash balances as of March 31, 2016 and December 31, 2015,  were $74,656 and  $78,380,  respectively. The decrease in the cash balance is primarily due to capital expenditures and return of capital to shareholders.

Cash flows provided by operations in 2016 totaled $347. Cash flows from operations are expected to continue to grow throughout the year as benefits from cost cutting measures are realized and as revenue is expected to increase in subsequent quarters, consistent with historical trends. The Company is not required to make any pension contributions in 2016 and discretionary spending will be managed according to operating results.

20     A. H. Belo Corporation First Quarter 2016 on Form 10-Q

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although the revenue from publishing operations is expected to continue to decline in future periods, operating contributions expected from the Company’s marketing services businesses as well as planned adjustments for tax, pension and other cost cutting measures, are expected to be sufficient to fund operating activities and capital spending of approximately $7,000 over the remainder of the year.

The continued payment of dividends is dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. The Company discontinued repurchase of its stock in December 2015, and current holdings of treasury stock can be used to satisfy its obligations related to share-based awards issued to employees and directors, or can be sold on the open market.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash (used for) provided by continuing operations for 2016 and 2015 was $347 and  $(8,475), respectively.

Cash flows from continuing operating activities improved by $8,822 in 2016, due to reduced tax payments of $8,875, primarily related to gains on dispositions of assets in 2014.  The Company anticipates to recover approximately $3,400 for the carryback of 2015 taxable losses against taxes paid for 2014.

Investing Cash Flows

Net cash used for continuing investing activities was $2,095 and $15,700 in 2016 and 2015, respectively. Cash flows used for continuing investing activities include $2,095 and $1,170 of capital spending in 2016 and 2015, respectively. Cash flows for 2015, also include the payment of $14,110 related to the DMV Holdings acquisition.

Financing Cash Flows

Net cash used for continuing financing activities was $1,976 and $52,461 in 2016 and 2015, respectively. Cash used for continuing financing activities included dividend payments of $1,745 and $51,923 in 2016 and 2015, respectively. Dividends paid in 2015 included a special dividend of $2.25 per share declared and recorded in 2014, returning $50,148 to shareholders and holders of RSUs. In 2015, the Company purchased 120,848 shares of its Series A common stock at a cost of $1,115 under its share repurchase program. The Company’s agreement to repurchase its stock was terminated in December 2015.

Financing Arrangements

None.

Contractual Obligations

No contributions to the A. H. Belo Pension Plans are required in 2016.

On March 4, 2016, the Company announced a $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on May 13, 2016, which will be paid on June 3, 2016.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2015, filed on March 8, 2016, with the SEC.

Critical Accounting Policies and Estimates

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015.

Forward-Looking Statements

Statements in this communication concerning A. H. Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, dispositions, impairments, business initiatives, acquisitions, pension

A. H. Belo Corporation First Quarter 2016 on Form 10-Q     21

plan contributions and obligations, real estate sales, working capital, future financings and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond our control, and include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technology obsolescence; as well as other risks described in the Company’s Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the Securities and Exchange Commission. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in A. H. Belo Corporation’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 1A.  Risk Factors

There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

22     A. H. Belo Corporation First Quarter 2016 on Form 10-Q

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

4.1	*	Certain rights of the holders of the Company’s Common Stock set forth in Exhibits 3.1‑3.3 above
4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)
4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)
4.4	*	Rights Agreement dated as of January 11, 2008 between the Company and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)
10.1	*	Material contracts:
		~(1)	*

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

		~(2)	*	Form of Limited Guaranty by and between A. H. Belo Corporation and Freedom Communications Holdings, Inc. (Exhibit 10.2 to the October 11, 2013 Form 8-K)
		~(3)	*

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

A. H. Belo Corporation First Quarter 2016 on Form 10-Q     23

Exhibit Number	Description
10.2 *	Compensatory plans and arrangements:
~(1)		A. H. Belo Savings Plan as Amended and Restated Effective January 1, 2015
~(2)	*	A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)
	*	(a)

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

	*	(e)	Form of A. H. Belo Cash Long‑Term Incentive Evidence of Grant (Exhibit 10.2 to the March 12, 2012 Form 8-K)
~(3)	*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8‑K)
	*	(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8‑K)
~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
	*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)
~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the June 19, 2013 Form 8-K)
10.3	Agreements relating to the separation of A. H. Belo Corporation from its former parent company:
(1)	*

Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission (October 8, 2010 Form 8-K))

(2)	*

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

24     A. H. Belo Corporation First Quarter 2016 on Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5/2/2016

A. H. BELO CORPORATION

	By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

	Dated:	May 2, 2016

A. H. Belo Corporation First Quarter 2016 on Form 10-Q     25

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

26     A. H. Belo Corporation First Quarter 2016 on Form 10-Q