Form 10-Q
period 2016-06-30
A. H. Belo Corp
filed 2016-08-02
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	July 29, 2016
Common Stock, $.01 par value	21,676,260

Total Common Stock consists of 19,203,474 shares of Series A Common Stock and 2,472,786 shares of Series B Common Stock.

A. H. BELO CORPORATION

FORM 10-Q

PART I

Item 1.  Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except share and per share amounts (unaudited)	2016	2015	2016	2015
Net Operating Revenue:
Advertising and marketing services	$38,040	$38,266	$73,277	$75,097
Circulation	19,821	20,816	40,173	41,854
Printing, distribution and other	8,765	7,594	15,659	15,161
Total net operating revenue	66,626	66,676	129,109	132,112
Operating Costs and Expense:
Employee compensation and benefits	24,774	25,105	51,791	52,608
Other production, distribution and operating costs	29,898	31,015	58,229	62,475
Newsprint, ink and other supplies	6,461	7,843	12,519	16,009
Depreciation	2,605	2,875	5,237	5,915
Amortization	229	373	455	746
Total operating costs and expense	63,967	67,211	128,231	137,753
Operating income (loss)	2,659	(535)	878	(5,641)
Other Income (Expense):
Income from equity method investments, net	—	690	—	276
Other income (expense), net	408	(532)	487	(423)
Total other income (expense), net	408	158	487	(147)
Income (Loss) from Continuing Operations Before Income Taxes	3,067	(377)	1,365	(5,788)
Income tax provision (benefit)	2,393	317	1,284	(5,413)
Income (Loss) from Continuing Operations	674	(694)	81	(375)
Gain (loss) from divestiture of discontinued operations	—	2	—	(10)
Gain (Loss) from Discontinued Operations	—	2	—	(10)
Net Income (Loss)	674	(692)	81	(385)
Net income (loss) attributable to noncontrolling interests	(19)	(100)	20	(156)
Net Income (Loss) Attributable to A. H. Belo Corporation	$693	$(592)	$61	$(229)

Per Share Basis
Net income (loss) attributable to A. H. Belo Corporation
Basic and diluted	$0.03	$(0.03)	$0.00	$(0.01)
Number of common shares used in the per share calculation:
Basic	21,614,260	21,747,635	21,564,200	21,758,382
Diluted	21,762,559	21,747,635	21,724,876	21,758,382

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2016 on Form 10-Q     3

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (unaudited)	2016	2015	2016	2015
Net Income (Loss)	$674	$(692)	$81	$(385)
Other Comprehensive Income (Loss):
Amortization of net actuarial (gains) losses	(24)	313	(32)	625
Total other comprehensive income (loss)	(24)	313	(32)	625
Comprehensive Income (Loss)	650	(379)	49	240
Comprehensive income (loss) attributable to noncontrolling interests	(19)	(100)	20	(156)
Total Comprehensive Income (Loss) Attributable to A. H. Belo Corporation	$669	$(279)	$29	$396

See the accompanying Notes to the Consolidated Financial Statements.

4     A. H. Belo Corporation Second Quarter 2016 on Form 10-Q

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
In thousands, except share amounts (unaudited)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$82,384	$78,380
Accounts receivable (net of allowance of $1,169 and $1,441 at June 30, 2016 and December 31, 2015, respectively)	25,461	31,502
Inventories	5,194	4,052
Prepaids and other current assets	10,279	9,415
Total current assets	123,318	123,349
Property, plant and equipment, at cost	446,075	448,223
Less accumulated depreciation	(396,780)	(396,865)
Property, plant and equipment, net	49,295	51,358
Intangible assets, net	5,323	5,778
Goodwill	36,883	36,883
Investments	1,632	1,632
Other assets	2,383	2,501
Total assets	$218,834	$221,501
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,988	$12,736
Accrued compensation and benefits	7,513	7,100
Other accrued expense	5,956	4,712
Advance subscription payments	14,525	14,424
Total current liabilities	39,982	38,972
Long-term pension liabilities	55,703	57,446
Other post-employment benefits	2,422	2,489
Deferred income taxes, net	1,055	1,046
Other liabilities	4,277	1,277
Total liabilities	103,439	101,230
Noncontrolling interest - redeemable	1,335	1,421
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,620,355 and 20,522,503 shares at June 30, 2016 and December 31, 2015, respectively	207	205
Series B: issued 2,472,786 and 2,387,509 shares at June 30, 2016 and December 31, 2015, respectively	24	24
Treasury stock, Series A, at cost; 1,416,881 shares held at June 30, 2016 and December 31, 2015	(11,233)	(11,233)
Additional paid-in capital	500,655	500,449
Accumulated other comprehensive loss	(38,474)	(38,442)
Accumulated deficit	(338,426)	(333,222)
Total shareholders’ equity attributable to A. H. Belo Corporation	112,753	117,781
Noncontrolling interests	1,307	1,069
Total shareholders’ equity	114,060	118,850
Total liabilities and shareholders’ equity	$218,834	$221,501

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2016 on Form 10-Q     5

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2014	20,341,501	2,388,237	$227	$499,320	(944,636)	$(8,087)	$(57,367)	$(308,330)	$256	$126,019
Net loss	—	—	—	—	—	—	—	(229)	(156)	(385)
Other comprehensive income	—	—	—	—	—	—	625	—	—	625
Capital contributions of noncontrolling interests	—	—	—	—	—	—	—	—	2,104	2,104
Treasury stock purchases	—	—	—	—	(244,483)	(1,947)	—	—	—	(1,947)
Issuance of shares for restricted stock units	155,097	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	18,000	—	—	71	—	—	—	—	—	71
Excess tax benefit on share-based compensation	—	—	—	546	—	—	—	—	—	546
Share-based compensation	—	—	—	451	—	—	—	—	—	451
Conversion of Series B to Series A	208	(208)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(3,544)	—	(3,544)
Balance at June 30, 2015	20,514,806	2,388,029	$229	$500,386	(1,189,119)	$(10,034)	$(56,742)	$(312,103)	$2,204	$123,940
Balance at December 31, 2015	20,522,503	2,387,509	$229	$500,449	(1,416,881)	$(11,233)	$(38,442)	$(333,222)	$1,069	$118,850
Net income	—	—	—	—	—	—	—	61	7	68
Other comprehensive loss	—	—	—	—	—	—	(32)	—	—	(32)
Distributions to noncontrolling interests	—	—	—	—	—	—		—	(165)	(165)
Capital contributions of noncontrolling interests	—	—	—	(396)	—	—	—	—	396	—
Issuance of shares for restricted stock units	97,203	—	1	(1)	—	—	—	—	—	—
Issuance of shares for stock option exercises	—	85,926	1	155	—	—	—	—	—	156
Share-based compensation	—	—	—	448	—	—	—	—	—	448
Conversion of Series B to Series A	649	(649)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(5,265)	—	(5,265)
Balance at June 30, 2016	20,620,355	2,472,786	$231	$500,655	(1,416,881)	$(11,233)	$(38,474)	$(338,426)	$1,307	$114,060

See the accompanying Notes to the Consolidated Financial Statements.

6     A. H. Belo Corporation Second Quarter 2016 on Form 10-Q

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands (unaudited)	2016	2015
Operating Activities
Net Income (Loss)	$81	$(385)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Loss from divestiture of discontinued operations	—	10
Depreciation and amortization	5,692	6,661
Net periodic benefit and contributions related to employee benefit plans	(1,749)	(2,283)
Equity method investment loss in excess of dividends	—	770
Share-based compensation	448	451
Deferred income taxes	9	(3,738)
Gain on investment related activity, net	—	(1,046)
(Gain) loss on disposal of fixed assets	(325)	665
Changes in working capital and other operating assets and liabilities, net of acquisitions	4,067	(9,809)
Net cash provided by (used for) continuing operations	8,223	(8,704)
Net cash used for discontinued operations	—	(156)
Net cash provided by (used for) operating activities	8,223	(8,860)
Investing Activities
Acquisition costs, net of cash acquired	—	(14,110)
Sales of assets	—	6,011
Purchases of assets	(3,174)	(2,674)
Other investment related proceeds	—	1,045
Purchases of investments	—	(500)
Net cash used for investing activities	(3,174)	(10,228)
Financing Activities
Dividends paid	(3,503)	(53,692)
Proceeds from other financing activities	2,566	—
Distributions to noncontrolling interests	(264)	—
Purchase of treasury stock	—	(1,947)
Proceeds from exercise of stock options	156	71
Excess tax benefit on share-based compensation	—	546
Net cash used for financing activities	(1,045)	(55,022)
Net increase (decrease) in cash and cash equivalents	4,004	(74,110)
Cash and cash equivalents, beginning of period	78,380	158,171
Cash and cash equivalents, end of period	$82,384	$84,061
Supplemental Disclosures
Income tax paid, net of refunds	$1,289	$8,918
Noncash investing and financing activities:
Noncash contributions from noncontrolling interests	$—	$3,367

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2016 on Form 10-Q     7

A. H. Belo Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1:  Basis of Presentation and Recently Issued Accounting Standards

Description of Business.    A. H. Belo Corporation and subsidiaries are referred to collectively herein as “A. H. Belo” or the “Company”. The Company, headquartered in Dallas, Texas, is a leading local news and information publishing company with commercial printing, distribution and direct mail capabilities, as well as expertise in emerging media and digital marketing. With a continued focus on extending the Company’s media platform, A. H. Belo delivers news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles. The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. A. H. Belo also offers digital marketing solutions through Your Speakeasy, LLC (“Speakeasy”) and DMV Digital Holdings Company (“DMV Holdings”), and provides event promotion and marketing services through DMN CrowdSource LLC (“CrowdSource”).

Basis of Presentation.     The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in the Company’s opinion, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated. All significant intercompany balances and transactions have been eliminated in consolidation. A. H. Belo consolidates the financial results of the entities in which it has controlling financial interests, including Speakeasy, Untapped Festivals, LLC and DMV Holdings, in which the Company holds ownership percentages of 70 percent, 51 percent and 80 percent, respectively. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in A. H. Belo’s financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context requires otherwise.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net operating revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Recently Adopted Accounting Pronouncements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05 –– Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard became effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16 –– Business Combinations – Imputation of Interest (Topic 805) – Simplifying the Accounting Measurement-Period Adjustments. This update requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company adopted this standard in the fourth quarter of 2015.  Accordingly, the Company has not retroactively accounted for the changes in the purchase price allocation for DMV Holdings, which was finalized in the fourth quarter of 2015.

In March 2016, the FASB issued ASU 2016-09 – Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.  The amendments in this update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of

8     A. H. Belo Corporation Second Quarter 2016 on Form 10-Q

cash flows. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company early adopted this standard in the first quarter of 2016. Adoption of this standard did not materially impact the Company's financial statements.

New Accounting Pronouncements.    The FASB has issued the following accounting pronouncements and guidance which may be applicable to the Company but have not yet become effective.

In May 2014, the FASB issued ASU 2014-09 –  Revenue Recognition (Topic 606): Revenue from Contracts with Customers. This guidance is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. It also requires disclosures designed to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Further, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and in April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing (Topic 606). These updates clarify implementation guidance on the related topic. The accounting guidance updates will replace most existing revenue recognition guidance in GAAP. The standard was to be effective for annual and interim reporting periods beginning after December 15, 2016. ASU 2015-14 deferred the effective date of this update for all entities by one year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the requirements of these updates and has not yet determined its impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 845). This update requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases. The liability will be equal to the present value of lease payments. The asset will generally be based on the liability. For income statement purposes operating leases will result in straight-line expense and finance leases will result in expenses similar to current capital leases. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. The guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 – Investments – Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting. This update addresses the use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this update eliminate the requirement to retroactively adopt the equity method of accounting. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

Note 2:  Segment Reporting

The Company’s operating segments are based on internal management reporting as well as product and service offerings, and are defined as: Publishing (“Publishing”) and Marketing, Event Marketing and Other Services (“MEMO”).

The Publishing segment includes the Company’s core print operations associated with its newspapers, niche publications and related websites. These operations generate revenue from sales of advertising within newspaper and digital platforms, subscription and retail sales of newspapers and commercial printing and distribution services primarily related to national and regional newspapers and preprint advertisers. Businesses within the Publishing segment leverage production facilities, subscriber base and digital news platforms to provide additional contribution margin. The Company assesses the performance of Publishing operations on the basis of operating profit and cash flows from operating activities.

The MEMO segment is comprised of the Company’s marketing, event marketing and other businesses. Marketing services and product offerings include multi-channel marketing services and software, targeted-channel marketing services, marketing analytics, content development, social media management and other consulting services. Marketing services also include non-digital marketing products, including sales of business promotional items and sales of pay-for-performance services directed primarily to other newspaper companies. Marketing services include the operations of DMV Holdings, Speakeasy and Proven Performance Media, as well as its operating division doing business as Connect and its cars.com sales division.

A. H. Belo Corporation Second Quarter 2016 on Form 10-Q     9

Event marketing includes the operations of CrowdSource, which promotes community events, hosts live music festivals featuring craft beer, food and entertainment across Texas, and other community related events.

The Company assesses the performance of MEMO operations on the basis of revenue growth and operating profit in conjunction with the expansion of these businesses within their respective markets.

The following tables show summarized financial information for the Company’s reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Publishing	$55,160	$58,409	$108,215	$116,211
MEMO	11,466	8,267	20,894	15,901
Total	$66,626	$66,676	$129,109	$132,112

Operating Income (Loss)
Publishing	$1,392	$(212)	$(1,043)	$(5,144)
MEMO	1,267	(323)	1,921	(497)
Total	$2,659	$(535)	$878	$(5,641)

Depreciation and Amortization
Publishing
Depreciation	$2,587	$2,844	$5,198	$5,855
Amortization	—	30	—	60
Total	$2,587	$2,874	$5,198	$5,915

MEMO
Depreciation	$18	$31	$39	$60
Amortization	229	343	455	686
Total	$247	$374	$494	$746

	June 30,	December 31,
	2016	2015
Total Assets
Publishing	$193,515	$196,912
MEMO	25,319	24,589
Total	$218,834	$221,501

Note 3: Sales of Assets

In June 2015, the Company completed the sale of land and a building which served as the headquarters of The Providence Journal, a publication formerly owned by the Company.  The Company received net proceeds of $6,119 in the second quarter of 2015 upon closing of the transaction,  generating a loss of approximately $292, which was offset by $328 of returned escrow received in the second quarter of 2016. Also during the second quarter of 2015, the Company demolished existing structures on an additional property in Providence, Rhode Island, at a cost of $412.

10     A. H. Belo Corporation Second Quarter 2016 on Form 10-Q

Note 4:  Goodwill and Intangible Assets

Goodwill and other intangible assets by reportable segment as of June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
Goodwill
Publishing	$22,682	$22,682
MEMO	14,201	14,201
Total	$36,883	$36,883

Intangible Assets
MEMO
Cost	$6,710	$6,710
Accumulated Amortization	(1,387)	(932)
Net Carrying Value	$5,323	$5,778

Intangible assets consist of $5,190 of customer relationships with estimated useful lives of 10 years and $1,520 of developed technology with an estimated useful life of five years. Aggregate amortization expense was $229 and $455 for the three and six months ended June 30, 2016, respectively, and $373 and $746 for the three and six months ended June 30, 2015, respectively.

Note 5:  Long-term Incentive Plan

A. H. Belo sponsors a long-term incentive plan (the “Plan”) under which 8,000,000 shares of the Company’s Series A common stock are authorized for equity-based awards. Awards may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards,  restricted stock units (“RSUs”), performance shares, performance units or stock appreciation rights. In addition, stock options may be accompanied by full and limited stock appreciation rights. Rights and limited stock appreciation rights may also be issued without accompanying stock options. Awards under the Plan were also granted to holders of stock options issued by A.H. Belo’s former parent company in connection with the Company’s separation from its former parent in 2008.

Stock Options.    Stock options granted under the Plan are fully vested and exercisable. No options have been granted since 2009, and all compensation expense associated with stock options has been fully recognized as of June 30, 2016.

The table below sets forth a summary of stock option activity under the Plan.

	Number of Options	WeightedAverage Exercise Price
Outstanding at December 31, 2015	259,311	$8.37
Exercised	(85,926)	1.81
Canceled	(26,942)	18.57
Outstanding at June 30, 2016	146,443	$10.34

During the three months ended June 30, 2016, the aggregate intrinsic value of options exercised was $183.  No options were exercised in the three months ended June 30, 2015. The aggregate intrinsic value of options exercised in the six months ended June 30, 2016 and 2015, was $300 and $100, respectively. The aggregate intrinsic value of outstanding options at June 30, 2016,  was $9. The weighted average remaining contractual life of the Company’s stock options was 1.6 years as of June 30, 2016.

A. H. Belo Corporation Second Quarter 2016 on Form 10-Q     11

Restricted Stock Units.    The Company’s RSUs have service and/or performance conditions and vest over a period of up to three years. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of three years. As of June 30, 2016, the liability for the portion of the award to be redeemed in cash was $490. The table below sets forth a summary of RSU activity under the Plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2015	216,732				$7.76
Granted	201,033				5.48
Vested and unpaid	(56,886)				6.17
Vested and paid	(97,651)	58,584	39,067	$230	7.53
Non-vested at June 30, 2016	263,228				$6.45

For the three and six months ended June 30, 2016, the Company issued 38,619 shares that were previously vested as of December 31, 2015. In addition, there were 93,055 and 100,534 RSUs that were vested and outstanding as of June 30, 2016 and December 31, 2015, respectively.

The fair value of RSU grants is determined using the closing trading price of the Company’s Series A common stock on the grant date. As of June 30, 2016, unrecognized compensation expense related to non-vested RSUs totaled $630, which is expected to be recognized over a weighted-average period of 1.3 years.

Compensation Expense.     A. H. Belo recognizes compensation expense for awards granted under the Plan over the vesting period of the award. Compensation expense related to RSUs granted under the Plan is set forth in the table below.

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
Three months ended June 30,
2016	$76	$69	$145
2015	80	(299)	(219)
Six months ended June 30,
2016	$448	$301	$749
2015	451	(367)	84

Note 6:  Income Taxes

The interim provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applied for the full fiscal year, adjusted for any discrete transactions which are reported in the period in which they occur. The estimated annual effective tax rate is reviewed each quarter based on the Company’s estimated income tax expense for the year. Under certain circumstances, the Company may be precluded from estimating an annual effective tax rate. Such circumstances may include periods in which tax rates vary significantly due to earnings trends, in addition to the existence of significant permanent or temporary differences. Under such circumstances, a discrete tax rate is calculated for the period.

The Company recognized income tax provision (benefit) from continuing operations of $2,393 and $317 for the three months ended June 30, 2016 and 2015, respectively, and $1,284 and $(5,413) for the six months ended June 30, 2016 and 2015, respectively. Effective income tax rates from continuing operations were 94.1 percent and 93.5 percent for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate is affected by recurring items such as tax rates and income in jurisdictions which the Company expects to be fairly consistent in the near term. The tax provision recorded for the three and six months ended June 30, 2016, was primarily related to taxable income generated from operations and the disposition of certain fixed assets.

Note 7:  Pension and Other Retirement Plans

Defined Benefit Plans.   The Company sponsors the A. H. Belo Pension Plans, which provide benefits to approximately 2,300 current and former employees of the Company. A. H. Belo Pension Plan I provides benefits to certain current and former employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits

12     A. H. Belo Corporation Second Quarter 2016 on Form 10-Q

to certain former employees of The Providence Journal Company. This obligation was retained by the Company upon the sale of the newspaper operations of The Providence Journal.  No additional benefits are accruing under the A. H. Belo Pension Plans, as future benefits were frozen.

No contributions are required to the A. H. Belo Pension Plans in 2016 under the applicable tax and labor laws governing pension plan funding.

Net Periodic Pension Benefit

The Company’s estimates of net periodic pension expense or benefit are based on the expected return on plan assets, interest on the projected benefit obligations and the amortization of actuarial gains and losses that are deferred in accumulated other comprehensive loss.  The table below sets forth components of net periodic pension benefit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest cost	$2,524	$3,540	$5,049	$7,080
Expected return on plans' assets	(3,397)	(5,008)	(6,793)	(10,016)
Amortization of actuarial loss	20	314	31	626
Net periodic pension benefit	$(853)	$(1,154)	$(1,713)	$(2,310)

Defined Contribution Plans.   The A. H. Belo Savings Plan, a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis. During the three months ended June 30, 2016 and 2015, the Company recorded expense of $222 and $268, respectively, and during the six months ended June 30, 2016 and 2015, the Company recorded expense of $501 and $526, respectively, for matching contributions to the plan.

Note 8:  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of actuarial gains and losses attributable to the A. H. Belo Pension Plans,  gains and losses resulting from plan amendments and other actuarial experience attributable to other post-employment benefit plans. The Company records amortization of the components of accumulated other comprehensive loss in employee compensation and benefits in its Consolidated Statements of Operations. Gains and losses associated with the A. H. Belo Pension Plans are amortized over the weighted average remaining life expectancy of Plan participants. Gains and losses associated with the Company’s other post-employment benefit plans are amortized over the average remaining service period of active plan participants. Net deferred tax assets associated with accumulated other comprehensive loss are fully reserved.

A. H. Belo Corporation Second Quarter 2016 on Form 10-Q     13

The tables below sets forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Three Months Ended June 30,
	2016			2015
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(38,450)	$(38,887)	$437	$(57,055)	$(57,342)	$287
Amortization	(24)	20	(44)	313	314	(1)
Balance, end of period	$(38,474)	$(38,867)	$393	$(56,742)	$(57,028)	$286

	Six Months Ended June 30,
	2016			2015
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(38,442)	$(38,898)	$456	$(57,367)	$(57,654)	$287
Amortization	(32)	31	(63)	625	626	(1)
Balance, end of period	$(38,474)	$(38,867)	$393	$(56,742)	$(57,028)	$286

Note 9:  Earnings Per Share

The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings (Numerator)
Net income (loss) attributable to A. H. Belo Corporation	$693	$(592)	$61	$(229)
Less: Gain (loss) from discontinued operations	—	2	—	(10)
Less: Income to participating securities	28	26	54	62
Net income (loss) available to common shareholders from continuing operations	$665	$(620)	$7	$(281)

Shares (Denominator)
Weighted average common shares outstanding (basic)	21,614,260	21,747,635	21,564,200	21,758,382
Effect of dilutive securities	148,299	—	160,676	—
Adjusted weighted average shares outstanding (diluted)	21,762,559	21,747,635	21,724,876	21,758,382

Earnings Per Share from Continuing Operations
Basic and diluted	$0.03	$(0.03)	$0.00	$(0.01)

Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

The Company considers outstanding stock options and RSUs in the calculation of its earnings per share. A  total of 499,726 and 703,380 options and RSUs outstanding during the three and six months ended June 30, 2016 and 2015, respectively, were excluded from the calculation because they did not affect the earnings per share for common shareholders or the effect was anti-dilutive.

14     A. H. Belo Corporation Second Quarter 2016 on Form 10-Q

Note 10:  Contingencies

Legal proceedings.    From time to time, the Company is involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. Management routinely assesses the likelihood of adverse judgments or outcomes in those matters, as well as the ranges of probable losses to the extent losses are reasonably estimable. Accruals for contingencies are recorded when, in the judgment of management, adverse judgments or outcomes are probable and the financial impact, should an adverse outcome occur, is reasonably estimable. The determination of likely outcomes of litigation matters relates to factors that include, but are not limited to, past experience and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. Predicting the outcome of claims and litigation and estimating related costs and financial exposure involves substantial uncertainties that could cause actual results to vary materially from estimates and accruals.

The Company is currently involved in a dispute with a customer regarding performance and pricing terms with respect to a change order to its printing services contract with the Company. Although the Company believes its position related to the contract can be sustained on its legal merits, it is reasonably possible that losses from zero up to the total amount of disputed invoices could be incurred in connection with the dispute. The most recent disputed invoice notice dated April 28, 2016, claimed disputed invoices totaling approximately $1,500.

In the opinion of management, liabilities, if any, arising from other currently existing claims against the Company would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

Pro-rata distributions.    In connection with the acquisition of DMV Holdings, the shareholder agreement provides for a pro-rata distribution of 100 percent and 50 percent of DMV Holdings’ free cash flow for fiscal years 2015 and 2016, respectively. Free cash flow is defined as earnings before interest, taxes, depreciation and amortization less capital expenditures, debt amortization and interest expense, as applicable. In the six months ended June 30, 2016, the Company made pro-rata distributions to noncontrolling interests of $264 in connection with this agreement based on 2015 free cash flow as defined.

Note 11:  Redeemable Noncontrolling Interest

In connection with the acquisition of DMV Holdings, the Company entered into a shareholder agreement which provides for a put option to a noncontrolling shareholder. The put option provides the shareholder with the right to require the Company to purchase up to 25 percent of his ownership interest in DMV Holdings between the second and third anniversaries of the agreement and up to 50 percent of his ownership interest in DMV Holdings between the fourth and fifth anniversaries of the agreement.

The exercisability of the noncontrolling interest put arrangement is outside the control of the Company. As such, the redeemable noncontrolling interest of $1,335 and $1,421 is reported in the mezzanine equity section in the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively. In the event that the put options expire unexercised, the related portion of noncontrolling interest would be classified as a component of equity in the Consolidated Balance Sheets.

Redeemable noncontrolling interest is recorded at fair value on the acquisition date and the carrying value is adjusted each period for its share of the earnings related to DMV Holdings. After the carrying value is adjusted for its share of the earnings related to DMV Holdings, the carrying value is adjusted for the change in fair value, which is the greater of the estimated redemption value or the value that would otherwise be assigned if the interest was not redeemable. Adjustments are recorded to retained earnings or additional paid in capital, as applicable, and have no effect to earnings of the Company. During the six months ended June 30, 2016, redeemable noncontrolling interest was increased by $13 for its share of the DMV Holdings’ earnings and decreased by $99 for distributions related to 2015 free cash flow as required under the shareholder agreement.

A. H. Belo Corporation Second Quarter 2016 on Form 10-Q     15

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

All other operations are reported within the Company’s Marketing, Event Marketing and Other Services segment. These operations primarily include sales of online automotive classifieds on the cars.com platform; marketing services generated by the Company’s branded marketing division Connect; Speakeasy; Proven Performance Media; and DMV Holdings and its subsidiaries Distribion, Inc., Vertical Nerve, Inc. and CDFX, LLC (“MarketingFX”). The segment also includes event promotion and marketing services provided by CrowdSource.

In January 2015, the Company acquired an 80 percent voting interest in DMV Holdings, into which the stock of three Dallas-based companies, Distribion, Inc., Vertical Nerve, Inc. and MarketingFX, were contributed. These businesses specialize in local marketing automation, search engine marketing, direct mail and promotional products, respectively. This acquisition complements the product and service offerings currently available to A. H. Belo clients, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market. DMV Holdings was acquired for a cash purchase price of $14,110, net of $152 cash acquired and the transaction costs totaled $1,288.

16     A. H. Belo Corporation Second Quarter 2016 on Form 10-Q

RESULTS OF CONTINUING OPERATIONS

Consolidated Results of Continuing Operations

This section contains a discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three and six months ended June 30, 2016 and 2015.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Percentage Change	2015	2016	Percentage Change	2015
Publishing
Advertising and marketing services	$28,639	(7.1)%	$30,825	$54,732	(9.9)%	$60,726
Circulation	19,821	(4.8)%	20,816	40,173	(4.0)%	41,854
Printing, distribution and other	6,700	(1.0)%	6,768	13,310	(2.4)%	13,631
Total Net Operating Revenue	55,160	(5.6)%	58,409	108,215	(6.9)%	116,211

Total Operating Costs and Expense	53,768	(8.3)%	58,621	109,258	(10.0)%	121,355

Operating Income (Loss)	$1,392	756.6%	$(212)	$(1,043)	79.7%	$(5,144)

MEMO
Advertising and marketing services	$9,401	26.3%	$7,441	$18,545	29.0%	$14,371
Printing, distribution and other	2,065	150.0%	826	2,349	53.5%	1,530
Total Net Operating Revenue	11,466	38.7%	8,267	20,894	31.4%	15,901

Total Operating Costs and Expense	10,199	18.7%	8,590	18,973	15.7%	16,398

Operating Income (Loss)	$1,267	492.3%	$(323)	$1,921	486.5%	$(497)

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. The most significant decline in advertising revenue has been attributable to print display and classified categories. These categories, which represented 29.9 percent of consolidated revenue in 2013, have declined to 20.8 percent thus far in 2016, and further declines are likely in future periods. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. The Company has responded to these challenges by expanding the programmatic channels through which it works to meet customer demand for digital advertisement opportunities in display, mobile, video and social categories. By utilizing advertising exchanges to apply marketing insight, the Company believes it offers greater value to clients through focused targeting of advertising to potential customers.

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

A. H. Belo Corporation Second Quarter 2016 on Form 10-Q     17

Advertising and marketing services revenue

Advertising and marketing services revenue is 57.1 percent and 56.8 percent of total revenue for the three and six months ended June 30, 2016, respectively, and 57.4 percent and 56.8 percent for the three and six months ended June 30, 2015, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Percentage Change	2015	2016	Percentage Change	2015
Publishing
Display advertising	$8,900	(18.5)%	$10,919	$16,977	(23.0)%	$22,059
Classified advertising	5,343	2.6%	5,210	9,898	(6.3)%	10,566
Preprint advertising	11,707	(3.6)%	12,141	22,775	(1.6)%	23,138
Digital advertising	2,689	5.2%	2,555	5,082	2.4%	4,963
MEMO
Digital services	8,650	22.9%	7,040	16,937	25.6%	13,483
Other services	751	87.3%	401	1,608	81.1%	888
Advertising and Marketing Services	$38,040	(0.6)%	$38,266	$73,277	(2.4)%	$75,097

Publishing

Display – Display revenue primarily represents sales of non-classified advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Revenue decreased due to lower retail advertising in substantially all categories except sporting goods in both periods. The department store, food and beverage, entertainment and furniture categories experienced the greatest declines with a combined revenue decrease of approximately $1,018 and $1,765, for the three and six months ended June 30, 2016, respectively. The revenue decrease was driven heavily by a volume decline of 20.2 percent and 19.3 percent, for the three and six months ended June 30, 2016, respectively.

Classified – Classified primarily represents sales of classified advertising space within the Company’s core and niche newspapers. Classified advertising remains challenged as alternative digital outlets continue to emerge. Consistent with rate improvement trends in certain display advertising categories, key classified categories continue to provide value to advertisers at increased rate points. Overall classified revenue remained relatively flat during the three months ended June 30, 2016, and decreased in the six months ended June 30, 2016, due to lower volumes in all categories except real estate and legal. This decline was partially offset by higher rates in automotive and employment.

Preprint – Preprint primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased due to a decline in the volume of preprint newspaper inserts, consistent with the decline in circulation volumes, partially offset by higher volumes in home delivery mail advertising.

Digital – Digital publishing is primarily comprised of banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com as well as online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package.  Revenue increased due to a higher volume of online banner advertisements on dallasnews.com.

Marketing, Event Marketing and Other Services

Digital services – Digital marketing includes targeted and multi-channel advertising placed on third-party websites, content development, social media management, search optimization and other consulting, and sales of online automotive classifieds on the cars.com platform. The 2015 acquisition of DMV Holdings provided a significant portion of the growth in digital marketing revenue. DMV Holdings revenue increased $1,373 and $2,223 in the three and six months ended June 30, 2016, respectively. The DMV Holdings revenue increase offset approximately 62.8 percent and 37.1 percent of the core print advertising revenue decline in the three and six months ended June 30, 2016, respectively.

Other services – Other services revenue increased $350 and $720 in the three and six months ended June 30, 2016, respectively, due to the sale of promotional merchandise by MarketingFX.

18     A. H. Belo Corporation Second Quarter 2016 on Form 10-Q

Circulation revenue

Circulation revenue is 29.7 percent and 31.1 percent of total revenue for the three and six months ended June 30, 2016, respectively, and 31.2 percent and 31.7 percent for the three and six months ended June 30, 2015, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Percentage Change	2015	2016	Percentage Change	2015
Publishing
Circulation	$19,821	(4.8)%	$20,816	$40,173	(4.0)%	$41,854

Revenue decreased due to a decline in home delivery and single copy paid print circulation volumes of 9.6 percent and 14.1 percent, respectively, for the three months ended June 30, 2016, and 8.3 percent and 14.7 percent, respectively, for the six months ended June 30, 2016. These declines were partially offset by an effective rate increase of 8.1 percent and 7.6 percent in the three and six months ended June 30, 2016, respectively, for home delivery.

Volume declines in circulation revenue have been more pronounced with single copy sales as it competes for retail space. Price increases and supplemental editions are critical to maintaining the revenue base to support this product. During the three and six months ended June 30, 2016, the Company generated $43 and $87, respectively, of incremental revenue through the distribution of specialty magazines to its core subscribers.

Printing, distribution and other revenue

Printing, distribution and other revenue is 13.2 percent and 12.1 percent of total revenue for the three and six months ended June 30, 2016, respectively, and 11.4 percent and 11.5 percent for the three and six months ended June 30, 2015, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Percentage Change	2015	2016	Percentage Change	2015
Publishing
Commercial print and distribution	$6,700	(1.0)%	$6,768	$13,310	(2.4)%	$13,631
MEMO
Event marketing and other	2,065	150.0%	826	2,349	53.5%	1,530
Printing, Distribution and Other	$8,765	15.4%	$7,594	$15,659	3.3%	$15,161

Publishing –  The Company’s newspapers aggressively market the capacity of their printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. The Company commenced printing operations related to a regional newspaper in January 2016.

Marketing, Event Marketing and Other Services – CrowdSource, the Company’s event marketing provider, works closely with cities and other corporate sponsors to bring large entertainment events to local communities; such as live music festivals and craft beer events that expand across Texas. Revenue increased $1,239 and $819 for the three and six months ended June 30, 2016, respectively, primarily due to an increase related to Savor, Dallas’ four-day celebration of food, wine and spirits. In 2015, the Savor festival occurred in the first quarter. In 2016, the festival occurred in April.

A. H. Belo Corporation Second Quarter 2016 on Form 10-Q     19

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Percentage Change	2015	2016	Percentage Change	2015
Publishing
Employee compensation and benefits	$21,151	(4.1)%	$22,050	$44,793	(4.3)%	$46,783
Other production, distribution and operating costs	23,802	(8.7)%	26,067	47,165	(11.2)%	53,117
Newsprint, ink and other supplies	6,228	(18.4)%	7,630	12,102	(22.1)%	15,540
Depreciation	2,587	(9.0)%	2,844	5,198	(11.2)%	5,855
Amortization	—	(100.0)%	30	—	(100.0)%	60
MEMO
Employee compensation and benefits	3,623	18.6%	3,055	6,998	20.1%	5,825
Other production, distribution and operating costs	6,096	23.2%	4,948	11,064	18.2%	9,358
Newsprint, ink and other supplies	233	9.4%	213	417	(11.1)%	469
Depreciation	18	(41.9)%	31	39	(35.0)%	60
Amortization	229	(33.2)%	343	455	(33.7)%	686
Total Operating Costs and Expense	$63,967	(4.8)%	$67,211	$128,231	(6.9)%	$137,753

Publishing

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards employee benefit plans. Employee compensation and benefits decreased $899 and $1,990 in the three and six months ended June 30, 2016, respectively, due to headcount reductions within the Company that were effected in the second half of 2015.

Other production, distribution and operating costs – Expense decreased in the Company’s Publishing segment reflecting savings in most categories. Temporary and consulting expenses had significant decreases as a result of cost reduction efforts and oversight of discretionary spending. Additional savings were generated by a reduction in telecommunications expense and personnel recruiting expenses.

Newsprint, ink and other supplies –  Expense decreased due to reduced newsprint costs associated with lower circulation volumes from the Company and certain third-party newspapers and the discontinuation of unprofitable product lines. Newsprint consumption for the three months ended June 30, 2016 and 2015, approximated 6,806 and 7,892 metric tons, respectively, at an average cost per metric ton of $524 and $539, respectively. Newsprint consumption for the six months ended June 30, 2016 and 2015, approximated 13,395 and 15,646 metric tons, respectively, at an average cost per metric ton of $514 and $560, respectively. The average purchase price for newsprint was $530 and $541 for the three months ended June 30, 2016 and 2015, respectively,  and $521 and $560 for the six months ended June 30, 2016 and 2015, respectively.

Depreciation – Expense decreased due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated.

Amortization –All definite-lived intangible assets are fully amortized.

Marketing, Event Marketing and Other Services

Employee compensation and benefits – Expense increased in the three and six months ended June 30, 2016, primarily related to the growth associated with DMV Holdings of $794 and $1,477, respectively. As of June 30, 2016 and 2015, DMV Holdings employed 71 and 47 personnel, respectively.

Other production, distribution and operating costs – Other expense increased in the three and six months ended June 30, 2016, by $711 and $1,079, respectively, to support the continued growth in DMV Holdings.

20     A. H. Belo Corporation Second Quarter 2016 on Form 10-Q

Newsprint, ink and other supplies –Expense remained relatively flat during the three months ended June 30, 2016, and decreased during the six months ended June 30, 2016, primarily due to a decrease in promotional material printing costs associated with MarketingFX of $34.

Depreciation – Marketing and event services’ cost structure is primarily labor driven. Capital purchases are required to support technology investments, the Company’s websites and customer engaging applications. Capital assets are primarily depreciated over a life of three years.

Amortization – Expense decreased in the three and six months ended June 30, 2016, primarily related to subscriber lists associated with DMV Holdings of $76 and $161, respectively.

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Percentage Change	2015	2016	Percentage Change	2015
Other Income (Expense):
Income from equity method investments, net	$—	(100.0)%	$690	$—	(100.0)%	$276
Other income (expense), net	408	176.7%	(532)	487	215.1%	(423)
Total other income (expense), net	$408	158.2%	$158	$487	431.3%	$(147)

Income Tax Provision (Benefit)	$2,393	654.9%	$317	$1,284	123.7	$(5,413)

Other Income (Expense) – Other income (expense) is primarily comprised of income from equity method investments and gain (loss) on disposal of fixed assets. In the fourth quarter of 2015, the Company’s ownership interest in Wanderful Media, LLC (“Wanderful”) decreased to less than 20 percent of the outstanding membership interests of Wanderful. Accordingly, the Company discontinued the use of the equity method of accounting for the investment in Wanderful, and began accounting for the investment under the cost adjusted for fair value method, under which the carrying amount is adjusted at financial statement dates for changes in fair value.

Tax provision  – The tax provision recorded for the three and six months ended June 30, 2016, was primarily related to taxable income generated from operations and the disposition of certain fixed assets.

Sales of Assets – In June 2015, the Company completed the sale of land and a building which served as the headquarters of The Providence Journal, a publication formerly owned by the Company.  The Company received net proceeds of $6,119 in the second quarter of 2015 upon closing of the transaction, generating a loss of approximately $292, which was offset by $328 of returned escrow received in the second quarter of 2016.  Also during the second quarter of 2015, the Company demolished existing structures on an additional property in Providence, Rhode Island, at a cost of $412.

Legal proceedings – From time to time, the Company is involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. Management routinely assesses the likelihood of adverse judgments or outcomes in those matters, as well as the ranges of probable losses to the extent losses are reasonably estimable. Accruals for contingencies are recorded when, in the judgment of management, adverse judgments or outcomes are probable and the financial impact, should an adverse outcome occur, is reasonably estimable. The determination of likely outcomes of litigation matters relates to factors that include, but are not limited to, past experience and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. Predicting the outcome of claims and litigation and estimating related costs and financial exposure involves substantial uncertainties that could cause actual results to vary materially from estimates and accruals.

The Company is currently involved in a dispute with a customer regarding performance and pricing terms with respect to a change order to its printing services contract with the Company. Although the Company believes its position related to the contract can be sustained on its legal merits, it is reasonably possible that losses from zero up to the total amount of disputed invoices could be incurred in connection with the dispute. The most recent disputed invoice notice dated April 28, 2016, claimed disputed invoices totaling approximately $1,500.

A. H. Belo Corporation Second Quarter 2016 on Form 10-Q     21

Liquidity and Capital Resources

The Company’s cash balances as of June 30, 2016 and December 31, 2015,  were $82,384 and $78,380,  respectively.

Cash flows provided by operations for the six months ended June 30, 2016, totaled $8,223. Cash flows from operations are expected to continue to grow throughout the year as benefits from cost cutting measures are realized and as revenue is expected to increase in subsequent quarters, consistent with historical trends. The Company is not required to make any pension contributions in 2016 and discretionary spending will be managed according to operating results.

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue from publishing operations is expected to continue to decline in future periods, operating contributions expected from the Company’s marketing services businesses, as well as planned adjustments for tax, pension and other cost cutting measures, are expected to be sufficient to fund operating activities and capital spending of approximately $6,000 over the remainder of the year.

The future payment of dividends is dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. The Company discontinued stock repurchases in December 2015, and current holdings of treasury stock can be used to satisfy its obligations related to share-based awards issued to employees and directors, or can be sold on the open market.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash provided by (used for) continuing operations for the six months ended June 30, 2016 and 2015, was $8,223 and $(8,704), respectively. Cash flows from continuing operating activities improved by $16,927 during the six months ended June 30, 2016, when compared to the prior year period,  primarily due to changes in working capital and other operating assets and liabilities of $13,876. In addition, the Company had improved net income of $466, when compared to the prior year period.

Investing Cash Flows

Net cash used for investing activities was $3,174 and $10,228 for the six months ended June 30, 2016 and 2015, respectively. Cash flows used for investing activities include $3,174 and $2,674 of capital spending in 2016 and 2015, respectively. Sales proceeds, net of disposal costs for fixed assets, of $6,011 were received during 2015 related to the Providence, Rhode Island properties. Cash outflows during 2015, also include the payment of $14,110 related to the DMV Holdings acquisition.

Financing Cash Flows

Net cash used for financing activities was $1,045 and $55,022 for the six months ended June 30, 2016 and 2015, respectively. Cash used for continuing financing activities included dividend payments of $3,503 and $53,692 in 2016 and 2015, respectively. Dividends paid in 2015 included a special dividend of $2.25 per share declared and recorded in 2014, returning $50,148 to shareholders and holders of RSUs. In 2015, the Company purchased 244,483 shares of its Series A common stock at a total cost of $1,947 under its share repurchase program. The Company’s agreement to repurchase its stock was terminated in December 2015.

Financing Arrangements

None.

Contractual Obligations

Under the applicable tax and labor laws governing pension plan funding, no contributions to the A. H. Belo Pension Plans are required in 2016.

On May 12, 2016, the Company announced a $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on August 12, 2016, which is payable on September 2, 2016.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2015, filed on March 8, 2016, with the Securities and Exchange Commission (“SEC”).

22     A. H. Belo Corporation Second Quarter 2016 on Form 10-Q

Critical Accounting Policies and Estimates

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015.

Forward-Looking Statements

Statements in this communication concerning A. H. Belo Corporation’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, dispositions, impairments, business initiatives, acquisitions, pension plan contributions and obligations, real estate sales, working capital, future financings and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technology obsolescence; as well as other risks described in the Company’s Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the Securities and Exchange Commission. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

A. H. Belo Corporation Second Quarter 2016 on Form 10-Q     23

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

24     A. H. Belo Corporation Second Quarter 2016 on Form 10-Q

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

			*	(e)	Form of A. H. Belo Cash Long‑Term Incentive Evidence of Grant (Exhibit 10.2 to the March 12, 2012 Form 8-K)

A. H. Belo Corporation Second Quarter 2016 on Form 10-Q     25

Exhibit Number	Description
~(3)	*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8‑K)
	*	(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8‑K)
	*	(b)

Second Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated July 29, 2016 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2016 (Securities and Exchange Commission File No. 001‑33741))

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

26     A. H. Belo Corporation Second Quarter 2016 on Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

8/2/2016

A. H. BELO CORPORATION

	By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

	Dated:	August 2, 2016

A. H. Belo Corporation Second Quarter 2016 on Form 10-Q     27

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

28     A. H. Belo Corporation Second Quarter 2016 on Form 10-Q