Form 10-Q
period 2016-09-30
A. H. Belo Corp
filed 2016-11-01
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	October 28, 2016
Common Stock, $.01 par value	21,676,260

Total Common Stock consists of 19,203,564 shares of Series A Common Stock and 2,472,696 shares of Series B Common Stock.

A. H. BELO CORPORATION

FORM 10-Q

PART I

Item 1.  Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except share and per share amounts (unaudited)	2016	2015	2016	2015
Net Operating Revenue:
Advertising and marketing services	$38,304	$39,184	$111,581	$114,281
Circulation	19,633	20,279	59,806	62,133
Printing, distribution and other	6,843	7,445	22,502	22,606
Total net operating revenue	64,780	66,908	193,889	199,020
Operating Costs and Expense:
Employee compensation and benefits	25,626	29,041	77,417	81,649
Other production, distribution and operating costs	30,615	30,562	88,844	93,037
Newsprint, ink and other supplies	6,315	7,266	18,834	23,275
Depreciation	2,488	2,780	7,725	8,695
Amortization	225	361	680	1,107
Total operating costs and expense	65,269	70,010	193,500	207,763
Operating income (loss)	(489)	(3,102)	389	(8,743)
Other Income (Expense):
Loss from equity method investments, net	—	(564)	—	(288)
Other income (expense), net	114	(489)	601	(912)
Total other income (expense), net	114	(1,053)	601	(1,200)
Income (Loss) from Continuing Operations Before Income Taxes	(375)	(4,155)	990	(9,943)
Income tax provision (benefit)	77	(188)	1,361	(5,601)
Loss from Continuing Operations	(452)	(3,967)	(371)	(4,342)
Loss from divestiture of discontinued operations	—	(52)	—	(62)
Loss from Discontinued Operations	—	(52)	—	(62)
Net Loss	(452)	(4,019)	(371)	(4,404)
Net income (loss) attributable to noncontrolling interests	45	(63)	65	(219)
Net Loss Attributable to A. H. Belo Corporation	$(497)	$(3,956)	$(436)	$(4,185)

Per Share Basis
Net loss attributable to A. H. Belo Corporation
Basic and diluted	$(0.02)	$(0.18)	$(0.02)	$(0.19)
Number of common shares used in the per share calculation:
Basic and diluted	21,676,260	21,651,670	21,601,828	21,721,875

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2016 on Form 10-Q     3

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (unaudited)	2016	2015	2016	2015
Net Loss	$(452)	$(4,019)	$(371)	$(4,404)
Other Comprehensive Income (Loss):
Amortization of net actuarial (gains) losses, net of tax	(17)	313	(49)	938
Total other comprehensive income (loss)	(17)	313	(49)	938
Comprehensive Loss	(469)	(3,706)	(420)	(3,466)
Comprehensive income (loss) attributable to noncontrolling interests	45	(63)	65	(219)
Total Comprehensive Loss Attributable to A. H. Belo Corporation	$(514)	$(3,643)	$(485)	$(3,247)

See the accompanying Notes to the Consolidated Financial Statements.

4     A. H. Belo Corporation Third Quarter 2016 on Form 10-Q

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
In thousands, except share amounts (unaudited)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$78,341	$78,380
Accounts receivable (net of allowance of $940 and $1,441 at September 30, 2016 and December 31, 2015, respectively)	26,750	31,502
Inventories	4,257	4,052
Prepaids and other current assets	9,134	9,415
Assets held for sale	2,600	—
Total current assets	121,082	123,349
Property, plant and equipment, at cost	445,069	448,223
Less accumulated depreciation	(399,265)	(396,865)
Property, plant and equipment, net	45,804	51,358
Intangible assets, net	5,098	5,778
Goodwill	36,883	36,883
Investments	1,432	1,632
Other assets	3,083	2,501
Total assets	$213,382	$221,501
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,838	$12,736
Accrued compensation and benefits	7,456	7,100
Other accrued expense	5,152	4,712
Advance subscription payments	13,211	14,424
Total current liabilities	36,657	38,972
Long-term pension liabilities	54,831	57,446
Other post-employment benefits	2,430	2,489
Deferred income taxes, net	1,059	1,046
Other liabilities	5,227	1,277
Total liabilities	100,204	101,230
Noncontrolling interest - redeemable	1,335	1,421
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,620,445 and 20,522,503 shares at September 30, 2016 and December 31, 2015, respectively	207	205
Series B: issued 2,472,696 and 2,387,509 shares at September 30, 2016 and December 31, 2015, respectively	24	24
Treasury stock, Series A, at cost; 1,416,881 shares held at September 30, 2016 and December 31, 2015	(11,233)	(11,233)
Additional paid-in capital	500,741	500,449
Accumulated other comprehensive loss	(38,491)	(38,442)
Accumulated deficit	(340,686)	(333,222)
Total shareholders’ equity attributable to A. H. Belo Corporation	110,562	117,781
Noncontrolling interests	1,281	1,069
Total shareholders’ equity	111,843	118,850
Total liabilities and shareholders’ equity	$213,382	$221,501

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2016 on Form 10-Q     5

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2014	20,341,501	2,388,237	$227	$499,320	(944,636)	$(8,087)	$(57,367)	$(308,330)	$256	$126,019
Net loss	—	—	—	—	—	—	—	(4,185)	(219)	(4,404)
Other comprehensive income	—	—	—	—	—	—	938	—	—	938
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	2,105	2,105
Treasury stock purchases	—	—	—	—	(369,952)	(2,589)	—	—	—	(2,589)
Issuance of shares for restricted stock units	155,097	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	18,000	—	—	71	—	—	—	—	—	71
Excess tax benefit on share-based compensation	—	—	—	546	—	—	—	—	—	546
Share-based compensation	—	—	—	537	—	—	—	—	—	537
Conversion of Series B to Series A	728	(728)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(5,302)	—	(5,302)
Balance at September 30, 2015	20,515,326	2,387,509	$229	$500,472	(1,314,588)	$(10,676)	$(56,429)	$(317,817)	$2,142	$117,921
Balance at December 31, 2015	20,522,503	2,387,509	$229	$500,449	(1,416,881)	$(11,233)	$(38,442)	$(333,222)	$1,069	$118,850
Net income (loss)	—	—	—	—	—	—	—	(436)	52	(384)
Other comprehensive loss	—	—	—	—	—	—	(49)	—	—	(49)
Distributions to noncontrolling interests	—	—	—	—	—	—		—	(236)	(236)
Capital contributions from noncontrolling interests	—	—	—	(396)	—	—	—	—	396	—
Issuance of shares for restricted stock units	97,203	—	1	(1)	—	—	—	—	—	—
Issuance of shares for stock option exercises	—	85,926	1	155	—	—	—	—	—	156
Share-based compensation	—	—	—	534	—	—	—	—	—	534
Conversion of Series B to Series A	739	(739)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(7,028)	—	(7,028)
Balance at September 30, 2016	20,620,445	2,472,696	$231	$500,741	(1,416,881)	$(11,233)	$(38,491)	$(340,686)	$1,281	$111,843

See the accompanying Notes to the Consolidated Financial Statements.

6     A. H. Belo Corporation Third Quarter 2016 on Form 10-Q

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In thousands (unaudited)	2016	2015
Operating Activities
Net Loss	$(371)	$(4,404)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss from divestiture of discontinued operations	—	62
Depreciation and amortization	8,405	9,802
Net periodic pension and other post-employment benefits	(2,626)	(3,425)
Equity method investment loss in excess of dividends	—	1,334
Share-based compensation	534	528
Deferred income taxes	13	(3,978)
(Gain) loss on investment related activity	200	(1,046)
(Gain) loss on disposal of fixed assets	(328)	810
Other operating activities	—	675
Changes in working capital and other operating assets and liabilities, net of acquisitions	852	(9,203)
Net cash provided by (used for) continuing operations	6,679	(8,845)
Net cash used for discontinued operations	—	(23)
Net cash provided by (used for) operating activities	6,679	(8,868)
Investing Activities
Acquisition costs, net of cash acquired	—	(14,110)
Sales of assets	328	5,911
Purchases of assets	(4,168)	(4,546)
Other investment related proceeds	—	1,045
Purchases of investments	—	(500)
Net cash used for investing activities	(3,840)	(12,200)
Financing Activities
Dividends paid	(5,265)	(55,450)
Proceeds from other financing activities	2,566	—
Distributions to noncontrolling interests	(335)	—
Purchases of treasury stock	—	(2,589)
Proceeds from exercise of stock options	156	71
Excess tax benefit on share-based compensation	—	546
Net cash used for financing activities	(2,878)	(57,422)
Net decrease in cash and cash equivalents	(39)	(78,490)
Cash and cash equivalents, beginning of period	78,380	158,171
Cash and cash equivalents, end of period	$78,341	$79,681
Supplemental Disclosures
Income tax paid, net of refunds	$1,623	$11,599
Noncash investing and financing activities:
Investments in property and equipment not paid	$603	$—
Noncash contributions from noncontrolling interests	$—	$3,368

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2016 on Form 10-Q     7

A. H. Belo Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1:  Basis of Presentation and Recently Issued Accounting Standards

Description of Business.    A. H. Belo Corporation and subsidiaries are referred to collectively herein as “A. H. Belo” or the “Company.” The Company, headquartered in Dallas, Texas, is a leading local news and information publishing company with commercial printing, distribution and direct mail capabilities, as well as expertise in emerging media and digital marketing. With a continued focus on extending the Company’s media platform, A. H. Belo delivers news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles. The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. A. H. Belo also offers digital marketing solutions through Your Speakeasy, LLC (“Speakeasy”) and DMV Digital Holdings Company (“DMV Holdings”), and provides event promotion and marketing services through DMN CrowdSource LLC (“CrowdSource”).

Basis of Presentation.     The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in the Company’s opinion, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated. All significant intercompany balances and transactions have been eliminated in consolidation. A. H. Belo consolidates the financial results of the entities in which it has controlling financial interests, including Speakeasy and DMV Holdings, in which the Company holds ownership percentages of 70 percent and 80 percent, respectively. As a consequence, the assets and liabilities of such entities are presented on a consolidated basis in A. H. Belo’s financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context requires otherwise.

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

Recently Adopted Accounting Pronouncements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard became effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16 – Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company adopted this standard in the fourth quarter of 2015.  Accordingly, the Company has not retroactively accounted for the changes in the purchase price allocation for DMV Holdings, which was finalized in the fourth quarter of 2015.

In March 2016, the FASB issued ASU 2016-09 – Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The amendments in this update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of

8     A. H. Belo Corporation Third Quarter 2016 on Form 10-Q

cash flows. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company early adopted this standard in the first quarter of 2016. Adoption of this standard did not materially impact the Company's financial statements.

New Accounting Pronouncements.    The FASB has issued the following accounting pronouncements and guidance which may be applicable to the Company but have not yet become effective.

In May 2014, the FASB issued ASU 2014-09 –  Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle-based approach. It also requires disclosures designed to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Further, in March 2016, the FASB issued ASU 2016-08 – Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and in April 2016, the FASB issued ASU 2016-10 – Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12 – Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. These updates clarify implementation guidance on the related topic. The accounting guidance updates will replace most existing revenue recognition guidance in GAAP. The standard was to be effective for annual and interim reporting periods beginning after December 15, 2016. ASU 2015-14 deferred the effective date of this update for all entities by one year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the requirements of these updates and has not yet determined its impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). This update requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases. The liability will be equal to the present value of lease payments. The asset will generally be based on the liability. For income statement purposes operating leases will result in straight-line expense and finance leases will result in expenses similar to current capital leases. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. The guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 – Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This update addresses the use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this update eliminate the requirement to retroactively adopt the equity method of accounting. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

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

A. H. Belo Corporation Third Quarter 2016 on Form 10-Q     9

Event marketing includes the operations of CrowdSource, which promotes community events.

The Company assesses the performance of MEMO operations on the basis of revenue growth and operating profit in conjunction with the expansion of these businesses within their respective markets.

The following tables show summarized financial information for the Company’s reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Publishing	$52,606	$57,060	$160,821	$173,271
MEMO	12,174	9,848	33,068	25,749
Total	$64,780	$66,908	$193,889	$199,020

Operating Income (Loss)
Publishing	$(1,975)	$(3,939)	$(3,018)	$(9,083)
MEMO	1,486	837	3,407	340
Total	$(489)	$(3,102)	$389	$(8,743)

Depreciation and Amortization
Publishing
Depreciation	$2,467	$2,752	$7,665	$8,607
Amortization	—	30	—	90
Total	$2,467	$2,782	$7,665	$8,697

MEMO
Depreciation	$21	$28	$60	$88
Amortization	225	331	680	1,017
Total	$246	$359	$740	$1,105

	September 30,	December 31,
	2016	2015
Total Assets
Publishing	$189,446	$196,912
MEMO	23,936	24,589
Total	$213,382	$221,501

Note 3: Sales of Assets

Assets held for sale include long-lived assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale. In the third quarter of 2016, the Company commenced due diligence related to the sale of a parking lot located in downtown Dallas, Texas. This asset, with a total carrying value of $2,600, is reported as assets held for sale as of September 30,  2016.

In June 2015, the Company completed the sale of land and a building which served as the headquarters of The Providence Journal, a publication formerly owned by the Company. The Company received net proceeds of $6,119 in the second quarter of 2015 upon closing of the transaction, generating a loss of $265, which was offset by $328 of returned escrow received in the second quarter of 2016. Also during the second quarter of 2015, the Company demolished existing structures on an additional property in Providence, Rhode Island, at a cost of $412.

10     A. H. Belo Corporation Third Quarter 2016 on Form 10-Q

Note 4:  Goodwill and Intangible Assets

Goodwill and other intangible assets by reportable segment as of September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015
Goodwill
Publishing	$22,682	$22,682
MEMO	14,201	14,201
Total	$36,883	$36,883

Intangible Assets
MEMO
Cost	$6,710	$6,710
Accumulated Amortization	(1,612)	(932)
Net Carrying Value	$5,098	$5,778

Intangible assets consist of $5,190 of customer relationships with estimated useful lives of 10 years and $1,520 of developed technology with an estimated useful life of five years. Aggregate amortization expense was $225 and $680 for the three and nine months ended September 30, 2016, respectively, and $361 and $1,107 for the three and nine months ended September 30, 2015, respectively.

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

Stock Options.    Stock options granted under the Plan are fully vested and exercisable. No options have been granted since 2009, and all compensation expense associated with stock options has been fully recognized as of September 30, 2016.

The table below sets forth a summary of stock option activity under the Plan.

	Number of Options	WeightedAverage Exercise Price
Outstanding at December 31, 2015	259,311	$8.37
Exercised	(85,926)	1.81
Canceled	(26,942)	18.57
Outstanding at September 30, 2016	146,443	$10.34

No options were exercised in the three months ended September 30, 2016 and 2015. The aggregate intrinsic value of options exercised in the nine months ended September 30, 2016 and 2015, was $300 and $100, respectively. The aggregate intrinsic value of outstanding options at September 30, 2016,  was $89. The weighted average remaining contractual life of the Company’s stock options was 1.4 years as of September 30, 2016.

A. H. Belo Corporation Third Quarter 2016 on Form 10-Q     11

Restricted Stock Units.    The Company’s RSUs have a  service condition and, subject to retirement eligibility, vest over a period of up to three years. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of three years. As of September 30, 2016, the liability for the portion of the award to be redeemed in cash was $793. The table below sets forth a summary of RSU activity under the Plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2015	92,355				$7.13
Granted	202,955				5.47
Vested and outstanding	(142,113)				5.90
Vested and issued	(18,668)	11,196	7,472	$44	8.10
Non-vested at September 30, 2016	134,529				$5.79

For the nine months ended September 30, 2016, the Company issued 86,007 shares that were previously vested as of December 31, 2015. In addition, there were 223,676 and 224,911 RSUs that were vested and outstanding as of September 30, 2016 and December 31, 2015, respectively.

The fair value of RSU grants is determined using the closing trading price of the Company’s Series A common stock on the grant date. As of September 30, 2016, unrecognized compensation expense related to non-vested RSUs totaled $496, which is expected to be recognized over a weighted-average period of 1.1 years.

Compensation Expense.     A. H. Belo recognizes compensation expense for awards granted under the Plan over the vesting period of the award. Compensation expense related to RSUs granted under the Plan is set forth in the table below.

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
Three months ended September 30,
2016	$86	$303	$389
2015	77	(32)	45
Nine months ended September 30,
2016	$534	$604	$1,138
2015	528	(399)	129

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

The Company recognized income tax provision (benefit) from continuing operations of $77 and $(188) for the three months ended September 30, 2016 and 2015, respectively, and $1,361 and $(5,601) for the nine months ended September 30, 2016 and 2015, respectively. Effective income tax rates from continuing operations were 137.5 percent and 56.3 percent for the nine months ended September 30, 2016 and 2015, respectively. The effective income tax rate for the nine months ended September 30, 2016, was higher when compared to the prior year period due to taxable income, changes in valuation allowance and the disposition of fixed assets.

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

12     A. H. Belo Corporation Third Quarter 2016 on Form 10-Q

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest cost	$2,525	$3,540	$7,574	$10,620
Expected return on plans' assets	(3,396)	(5,008)	(10,189)	(15,024)
Amortization of actuarial loss	11	313	42	938
Net periodic pension benefit	$(860)	$(1,155)	$(2,573)	$(3,466)

Defined Contribution Plans.   The A. H. Belo Savings Plan, a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis. During the three months ended September 30, 2016 and 2015, the Company recorded expense of $248 and $239, respectively, and during the nine months ended September 30, 2016 and 2015, the Company recorded expense of $749 and $765, respectively, for matching contributions to the plan.

Note 8:  Shareholders’ Equity

Dividends.     On September 8, 2016, the Company announced a $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on November 10, 2016, which is payable on December 2, 2016. During the three months ended September 30, 2016, the Company recorded $1,763 to accrue for dividends declared but not yet paid.

Accumulated other comprehensive loss.    Accumulated other comprehensive loss consists of actuarial gains and losses attributable to the A. H. Belo Pension Plans,  gains and losses resulting from plan amendments and other actuarial experience attributable to other post-employment benefit plans. The Company records amortization of the components of accumulated other comprehensive loss in employee compensation and benefits in its Consolidated Statements of Operations. Gains and losses associated with the A. H. Belo Pension Plans are amortized over the weighted average remaining life expectancy of plan participants. Gains and losses associated with the Company’s other post-employment benefit plans are amortized over the average remaining service period of active plan participants. Net deferred tax assets associated with the accumulated other comprehensive loss are fully reserved.

A. H. Belo Corporation Third Quarter 2016 on Form 10-Q     13

The tables below sets forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Three Months Ended September 30,
	2016			2015
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(38,474)	$(38,867)	$393	$(56,742)	$(57,028)	$286
Amortization	(17)	11	(28)	313	314	(1)
Balance, end of period	$(38,491)	$(38,856)	$365	$(56,429)	$(56,714)	$285

	Nine Months Ended September 30,
	2016			2015
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(38,442)	$(38,898)	$456	$(57,367)	$(57,654)	$287
Amortization	(49)	42	(91)	938	940	(2)
Balance, end of period	$(38,491)	$(38,856)	$365	$(56,429)	$(56,714)	$285

Note 9:  Earnings Per Share

The table below sets forth the reconciliation for net loss and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings (Numerator)
Net loss attributable to A. H. Belo Corporation	$(497)	$(3,956)	$(436)	$(4,185)
Less: Loss from discontinued operations	—	(52)	—	(62)
Less: Dividends to participating securities	29	26	83	88
Net loss available to common shareholders from continuing operations	$(526)	$(3,930)	$(519)	$(4,211)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted)	21,676,260	21,651,670	21,601,828	21,721,875

Loss Per Share from Continuing Operations
Basic and diluted	$(0.02)	$(0.18)	$(0.02)	$(0.19)

Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

The Company considers outstanding stock options and RSUs in the calculation of earnings per share. A  total of 504,648 and 699,780 options and RSUs outstanding during the three and nine months ended September 30, 2016 and 2015, respectively, were excluded from the calculation because the effect was anti-dilutive.

Note 10:  Contingencies

Legal proceedings.    From time to time, the Company is involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. Management routinely assesses the likelihood of adverse judgments or outcomes in these matters, as well as the ranges of probable losses to the extent losses are reasonably estimable. Accruals for contingencies are recorded when, in the

14     A. H. Belo Corporation Third Quarter 2016 on Form 10-Q

judgment of management, adverse judgments or outcomes are probable and the financial impact, should an adverse outcome occur, is reasonably estimable. The determination of likely outcomes of litigation matters relates to factors that include, but are not limited to, past experience and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. Predicting the outcome of claims and litigation and estimating related costs and financial exposure involves substantial uncertainties that could cause actual results to vary materially from estimates and accruals.

The Company is currently involved in a dispute with a customer regarding performance and pricing terms with respect to a change order to its printing services contract with the Company. Although the Company believes its position related to the contract can be sustained on its legal merits, it is reasonably possible that losses from zero up to the total amount of disputed invoices, totaling approximately $1,500, could be incurred in connection with the dispute.

In the opinion of management, liabilities, if any, arising from other currently existing claims against the Company would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

Pro-rata distributions.    In connection with the acquisition of DMV Holdings, the shareholder agreement provides for a pro-rata distribution of 100 percent and 50 percent of DMV Holdings’ free cash flow for fiscal years 2015 and 2016, respectively. Free cash flow is defined as earnings before interest, taxes, depreciation and amortization less capital expenditures, debt amortization and interest expense, as applicable. In the nine months ended September 30, 2016, the Company made pro-rata distributions to noncontrolling interests of $264 in connection with this agreement based on 2015 free cash flow as defined.

Note 11:  Redeemable Noncontrolling Interest

In connection with the acquisition of DMV Holdings, the Company entered into a shareholder agreement which provides for a put option to a noncontrolling shareholder. The put option provides the shareholder with the right to require the Company to purchase up to 25 percent of the noncontrolling ownership interest in DMV Holdings between the second and third anniversaries of the agreement and up to 50 percent of the noncontrolling ownership interest in DMV Holdings between the fourth and fifth anniversaries of the agreement.

The exercisability of the noncontrolling interest put option is outside the control of the Company. As such, the redeemable noncontrolling interest of $1,335 and $1,421 is reported in the mezzanine equity section of the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively. In the event that the put option expires unexercised, the related portion of noncontrolling interest would be classified as a component of equity in the Consolidated Balance Sheets.

Redeemable noncontrolling interest is recorded at fair value on the acquisition date and the carrying value is adjusted each period for its share of the earnings related to DMV Holdings. After the carrying value is adjusted for its share of the earnings related to DMV Holdings, the carrying value is adjusted for the change in fair value, which is the greater of the estimated redemption value or the value that would otherwise be assigned if the interest was not redeemable. Adjustments are recorded to retained earnings or additional paid in capital, as applicable, and have no effect to earnings of the Company. During the nine months ended September 30, 2016,  redeemable noncontrolling interest was increased by $13 for its share of the DMV Holdings’ earnings and decreased by $99 for distributions related to 2015 free cash flow as required under the shareholder agreement.

A. H. Belo Corporation Third Quarter 2016 on Form 10-Q     15

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

In January 2015, the Company acquired an 80 percent voting interest in DMV Holdings, into which the stock of three Dallas-based companies, Distribion, Inc., Vertical Nerve, Inc. and MarketingFX, were contributed. These businesses specialize in local marketing automation, search engine marketing, and direct mail and promotional products, respectively. The Company believes this acquisition complements the product and service offerings currently available to A. H. Belo clients, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market. DMV Holdings was acquired for a cash purchase price of $14,110.

16     A. H. Belo Corporation Third Quarter 2016 on Form 10-Q

RESULTS OF CONTINUING OPERATIONS

Consolidated Results of Continuing Operations

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Percentage Change	2015	2016	Percentage Change	2015
Publishing
Advertising and marketing services	$26,487	(11.4)%	$29,909	$81,219	(10.4)%	$90,635
Circulation	19,633	(3.2)%	20,279	59,806	(3.7)%	62,133
Printing, distribution and other	6,486	(5.6)%	6,872	19,796	(3.4)%	20,503
Total Net Operating Revenue	52,606	(7.8)%	57,060	160,821	(7.2)%	173,271

Total Operating Costs and Expense	54,581	(10.5)%	60,999	163,839	(10.2)%	182,354

Operating Loss	$(1,975)	49.9%	$(3,939)	$(3,018)	66.8%	$(9,083)

MEMO
Advertising and marketing services	$11,817	27.4%	$9,275	$30,362	28.4%	$23,646
Printing, distribution and other	357	(37.7)%	573	2,706	28.7%	2,103
Total Net Operating Revenue	12,174	23.6%	9,848	33,068	28.4%	25,749

Total Operating Costs and Expense	10,688	18.6%	9,011	29,661	16.7%	25,409

Operating Income	$1,486	77.5%	$837	$3,407	902.1%	$340

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. The most significant decline in advertising revenue has been attributable to print display and classified categories. These categories, which represented 29.9 percent of consolidated revenue in 2013, have declined to 20.5 percent of consolidated revenue thus far in 2016, and further declines are likely in future periods. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. The Company has responded to these challenges by expanding the programmatic channels through which it works to meet customer demand for digital advertisement opportunities in display, mobile, video and social media categories. By utilizing advertising exchanges to apply marketing insight, the Company believes it offers greater value to clients through focused targeting of advertising to potential customers.

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

A. H. Belo Corporation Third Quarter 2016 on Form 10-Q     17

Advertising and marketing services revenue

Advertising and marketing services revenue was 59.1 percent and 57.5 percent of total revenue for the three and nine months ended September 30, 2016,  respectively, and 58.6 percent and 57.4 percent for the three and nine months ended September 30, 2015, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Percentage Change	2015	2016	Percentage Change	2015
Publishing
Display advertising	$7,933	(21.5)%	$10,108	$24,910	(22.6)%	$32,167
Classified advertising	4,984	2.3%	4,871	14,882	(3.6)%	15,437
Preprint advertising	11,365	(8.3)%	12,392	34,140	(3.9)%	35,530
Digital advertising	2,205	(13.1)%	2,538	7,287	(2.9)%	7,501
MEMO
Digital services	10,742	24.7%	8,616	27,679	25.3%	22,099
Other services	1,075	63.1%	659	2,683	73.4%	1,547
Advertising and Marketing Services	$38,304	(2.2)%	$39,184	$111,581	(2.4)%	$114,281

Publishing

Display – Display revenue primarily represents sales of non-classified advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Revenue decreased due to lower retail advertising in substantially all categories except other retail in the three months ended September 30, 2016 and sporting goods in both periods. The department store, food and beverage, entertainment and furniture categories experienced the greatest declines with a combined revenue decrease of approximately $1,557 and $2,303, for the three and nine months ended September 30, 2016, respectively. The revenue decrease was driven heavily by a volume decline of 16.0 percent and 14.5 percent for the three and nine months ended September 30, 2016, respectively.

Classified – Classified primarily represents sales of classified advertising space within the Company’s core and niche newspapers. Growth in classified advertising revenue continues to be challenging as alternative digital outlets continue to emerge. Rate improvement trends in certain display advertising categories partially offset the volume decline. Overall classified revenue increased slightly during the three months ended September 30, 2016, and decreased in the nine months ended September 30, 2016, due to lower volumes in all categories except real estate and legal. This decline was partially offset by higher rates in automotive and employment.

Preprint – Preprint primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased due to a decline in the volume of preprint newspaper inserts, consistent with the decline in circulation volumes, discussed below, partially offset by higher volumes in home delivery mail advertising.

Digital – Digital publishing is primarily comprised of banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com as well as online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package. Revenue decreased due to a lower volume of online banner advertisements on dallasnews.com.

Marketing, Event Marketing and Other Services

Digital services – Digital marketing includes targeted and multi-channel advertising placed on third-party websites, content development, social media management, search optimization, other consulting, and sales of online automotive classifieds on the cars.com platform. The 2015 acquisition of DMV Holdings provided a significant portion of the growth in digital marketing revenue. DMV Holdings revenue increased $2,109 and $4,332 in the three and nine months ended September 30, 2016, respectively. The DMV Holdings revenue increase offset approximately 61.6 percent and 46.0 percent of the core print advertising revenue decline in the three and nine months ended September 30, 2016, respectively.

Other services – Other services revenue increased $416 and $1,136 in the three and nine months ended September 30, 2016, respectively, due to the sale of promotional merchandise by MarketingFX.

18     A. H. Belo Corporation Third Quarter 2016 on Form 10-Q

Circulation revenue

Circulation revenue was 30.3 percent and 30.8 percent of total revenue for the three and nine months ended September 30, 2016, respectively, and 30.3 percent and 31.2 percent for the three and nine months ended September 30, 2015, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Percentage Change	2015	2016	Percentage Change	2015
Publishing
Circulation	$19,633	(3.2)%	$20,279	$59,806	(3.7)%	$62,133

Revenue decreased due to a decline in home delivery and single copy paid print circulation volumes of 9.2 percent and 12.5 percent, respectively, for the three months ended September 30, 2016, and 8.5 percent and 14.1 percent, respectively, for the nine months ended September 30, 2016. These volume declines were partially offset by a rate increase of 6.9 percent in both periods for home delivery.

Volume declines in circulation revenue have been more pronounced with single copy sales as it competes for retail space. Price increases and supplemental editions are critical to maintaining the revenue base to support this product. During the three and nine months ended September 30, 2016, the Company generated $315 and $402, respectively, of incremental circulation revenue through the distribution of specialty magazines to its core subscribers.

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.6 percent and 11.7 percent of total revenue for the three and nine months ended September 30, 2016, respectively, and 11.1 percent and 11.4 percent for the three and nine months ended September 30, 2015, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Percentage Change	2015	2016	Percentage Change	2015
Publishing
Commercial print and distribution	$6,486	(5.6)%	$6,872	$19,796	(3.4)%	$20,503
MEMO
Event marketing and other	357	(37.7)%	573	2,706	28.7%	2,103
Printing, Distribution and Other	$6,843	(8.1)%	$7,445	$22,502	(0.5)%	$22,606

Publishing –  The Company aggressively markets the capacity of their printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. Revenue decreased due to a decline in volumes associated with certain national newspapers. This decrease was partially offset by commencement of printing operations related to a regional newspaper in January 2016.

Marketing, Event Marketing and Other Services – CrowdSource, the Company’s event marketing provider, works closely with cities and other corporate sponsors to bring large entertainment events to local communities. Revenue decreased $216 for the three months ended September 30, 2016, and increased $603 for the nine months ended September 30, 2016. The decrease for the three months ended September 30, 2016, is primarily related to an event hosted by CrowdSource in the third quarter of 2015, which the Company will not host in 2016.

A. H. Belo Corporation Third Quarter 2016 on Form 10-Q     19

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Percentage Change	2015	2016	Percentage Change	2015
Publishing
Employee compensation and benefits	$22,047	(14.9)%	$25,910	$66,840	(8.1)%	$72,693
Other production, distribution and operating costs	24,109	(4.4)%	25,207	71,274	(9.0)%	78,324
Newsprint, ink and other supplies	5,958	(16.1)%	7,100	18,060	(20.2)%	22,640
Depreciation	2,467	(10.4)%	2,752	7,665	(10.9)%	8,607
Amortization	—	(100.0)%	30	—	(100.0)%	90
MEMO
Employee compensation and benefits	3,579	14.3%	3,131	10,577	18.1%	8,956
Other production, distribution and operating costs	6,506	21.5%	5,355	17,570	19.4%	14,713
Newsprint, ink and other supplies	357	115.1%	166	774	21.9%	635
Depreciation	21	(25.0)%	28	60	(31.8)%	88
Amortization	225	(32.0)%	331	680	(33.1)%	1,017
Total Operating Costs and Expense	$65,269	(6.8)%	$70,010	$193,500	(6.9)%	$207,763

Publishing

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards employee benefit plans. Employee compensation and benefits decreased $3,863 and $5,853 in the three and nine months ended September 30, 2016, respectively, due to headcount reductions within the Company that were effected in the second half of 2015.

Other production, distribution and operating costs – Expense decreased in the Company’s Publishing segment reflecting savings as the Company continues to manage discretionary spending. Savings were generated by reductions in temporary and personnel recruiting services, promotional spending and travel.

Newsprint, ink and other supplies –  Expense decreased due to reduced newsprint costs associated with lower circulation volumes from the Company and certain third-party newspapers and the discontinuation of unprofitable product lines. Newsprint consumption for the three months ended September 30, 2016 and 2015, approximated 6,627 and 7,516 metric tons, respectively, at an average cost per metric ton of $542 and  $550, respectively. Newsprint consumption for the nine months ended September 30, 2016 and 2015, approximated 20,022 and 23,162 metric tons, respectively, at an average cost per metric ton of $523 and $543, respectively. The average purchase price for newsprint was $561 and $529 for the three months ended September 30, 2016 and 2015, respectively,  and $532 and $551 for the nine months ended September 30, 2016 and 2015, respectively.

Depreciation – Expense decreased due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated.

Amortization –All definite-lived intangible assets are fully amortized.

Marketing, Event Marketing and Other Services

Employee compensation and benefits – Expense increased in the three and nine months ended September 30, 2016, primarily related to the growth associated with DMV Holdings of $731 and $2,208, respectively. As of September 30, 2016 and 2015, DMV Holdings employed 76 and 54 personnel, respectively.

Other production, distribution and operating costs –  Expense increased in the three and nine months ended September 30, 2016, in connection with growth in DMV Holdings of  $1,412 and $2,490, respectively.

Newsprint, ink and other supplies – Expense increased $191 and $139 in the three and nine months ended September 30, 2016, respectively, primarily due to an increase in promotional material printing costs associated with MarketingFX.

20     A. H. Belo Corporation Third Quarter 2016 on Form 10-Q

Depreciation – Marketing and event services’ cost structure is primarily labor driven. Capital purchases are required to support technology investments, the Company’s websites and customer engaging applications. Capital assets are primarily depreciated over a life of three years.

Amortization –  Expense decreased in the three and nine months ended September 30, 2016, primarily related to customer lists associated with DMV Holdings of $80 and $241, respectively.

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Percentage Change	2015	2016	Percentage Change	2015
Other Income (Expense):
Loss from equity method investments, net	$—	100.0%	$(564)	$—	100.0%	$(288)
Other income (expense), net	114	123.3%	(489)	601	165.9%	(912)
Total other income (expense), net	$114	110.8%	$(1,053)	$601	150.1%	$(1,200)

Income Tax Provision (Benefit)	$77	141.0%	$(188)	$1,361	124.3%	$(5,601)

Other Income (Expense) – Other income (expense) is primarily comprised of losses from investments and gain (loss) on disposal of fixed assets. In the fourth quarter of 2015, the Company’s ownership interest in Wanderful Media, LLC (“Wanderful”) decreased to less than 20 percent of the outstanding membership interests of Wanderful. Accordingly, the Company discontinued the use of the equity method of accounting for the investment in Wanderful, and began accounting for the investment under the cost method.

Tax provision –  The effective income tax rate for the nine months ended September 30, 2016, was higher when compared to the prior year period due to taxable income, changes in valuation allowance and the disposition of fixed assets.

Sales of Assets – Assets held for sale include long-lived assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale. In the third quarter of 2016, the Company commenced due diligence related to the sale of a parking lot located in downtown Dallas, Texas. This asset, with a total carrying value of $2,600, is reported as assets held for sale as of September 30,  2016.

In June 2015, the Company completed the sale of land and a building which served as the headquarters of The Providence Journal, a publication formerly owned by the Company. The Company received net proceeds of $6,119 in the second quarter of 2015 upon closing of the transaction, generating a loss of $265, which was offset by $328 of returned escrow received in the second quarter of 2016. Also during the second quarter of 2015, the Company demolished existing structures on an additional property in Providence, Rhode Island, at a cost of $412.

Legal proceedings – From time to time, the Company is involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. Management routinely assesses the likelihood of adverse judgments or outcomes in these matters, as well as the ranges of probable losses to the extent losses are reasonably estimable. Accruals for contingencies are recorded when, in the judgment of management, adverse judgments or outcomes are probable and the financial impact, should an adverse outcome occur, is reasonably estimable. The determination of likely outcomes of litigation matters relates to factors that include, but are not limited to, past experience and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. Predicting the outcome of claims and litigation and estimating related costs and financial exposure involves substantial uncertainties that could cause actual results to vary materially from estimates and accruals.

The Company is currently involved in a dispute with a customer regarding performance and pricing terms with respect to a change order to its printing services contract with the Company. Although the Company believes its position related to the contract can be sustained on its legal merits, it is reasonably possible that losses from zero up to the total amount of disputed invoices, totaling approximately $1,500, could be incurred in connection with the dispute.

A. H. Belo Corporation Third Quarter 2016 on Form 10-Q     21

Liquidity and Capital Resources

The Company’s cash balances as of September 30, 2016 and December 31, 2015,  were $78,341 and $78,380,  respectively.

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue from publishing operations is expected to continue to decline in future periods, operating contributions expected from the Company’s marketing services businesses, as well as planned adjustments for tax, pension and other cost cutting measures, are expected to be sufficient to fund operating activities and capital spending of approximately $2,000 over the remainder of the year.

The future payment of dividends is dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. The Company discontinued stock repurchases in December 2015, and current holdings of treasury stock could be used to satisfy its obligations related to share-based awards issued to employees and directors, or can be sold on the open market.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash provided by (used for) continuing operations for the nine months ended months ended September 30, 2016 and 2015, was $6,679 and $(8,845), respectively. Cash flows from continuing operating activities improved by $15,524 during the nine months ended September 30, 2016, when compared to the prior year period,  primarily due to changes in working capital and other operating assets and liabilities of $10,055. In addition, the Company had improved net loss of $4,033, when compared to the prior year period.

Investing Cash Flows

Net cash used for investing activities was $3,840 and $12,200 for the nine months ended September 30, 2016 and 2015, respectively. Cash flows used for investing activities include $4,168 and $4,546 of capital spending in 2016 and 2015, respectively. Sales proceeds of $5,911, net of disposal costs for fixed assets, were received during 2015 related to the Providence, Rhode Island properties. Cash outflows during 2015 also include the payment of $14,110 related to the DMV Holdings acquisition.

Financing Cash Flows

Net cash used for financing activities was $2,878 and $57,422 for the nine months ended September 30, 2016 and 2015, respectively. Cash used for continuing financing activities included dividend payments of $5,265 and $55,450 in 2016 and 2015, respectively. Dividends paid in 2015 included a special dividend of $2.25 per share declared and recorded in 2014, returning $50,148 to shareholders and holders of RSUs. In 2015, the Company purchased 369,952 shares of its Series A common stock at a total cost of $2,589 under its share repurchase program. The Company’s agreement to repurchase its stock was terminated in December 2015.

Financing Arrangements

None.

Contractual Obligations

Under the applicable tax and labor laws governing pension plan funding, no contributions to the A. H. Belo Pension Plans are required in 2016.

On September 8, 2016, the Company announced a $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on November 10, 2016, which is payable on December 2, 2016. During the three months ended September 30, 2016, the Company recorded $1,763 to accrue for dividends declared but not yet paid.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2015, filed on March 8, 2016, with the Securities and Exchange Commission (“SEC”).

22     A. H. Belo Corporation Third Quarter 2016 on Form 10-Q

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

Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

A. H. Belo Corporation Third Quarter 2016 on Form 10-Q     23

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

24     A. H. Belo Corporation Third Quarter 2016 on Form 10-Q

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

A. H. Belo Savings Plan as Amended and Restated Effective January 1, 2015 (Exhibit 10.2(1) to the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 6, 2015 (Securities and Exchange Commission File No. 001‑33741))

				(a)	First Amendment to the A. H. Belo Savings Plan effective January 1, 2016
				(b)	Second Amendment to the A. H. Belo Savings Plan effective September 8, 2016
		~(2)	*	A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the February 12, 2008 Form 8-K)
			*	(a)

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

			*	(e)	Form of A. H. Belo Cash Long‑Term Incentive Evidence of Grant (Exhibit 10.2 to the March 12, 2012 Form 8-K)

A. H. Belo Corporation Third Quarter 2016 on Form 10-Q     25

Exhibit Number	Description
~(3)	*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8‑K)
	*	(a)	First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8‑K)
	*	(b)

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

26     A. H. Belo Corporation Third Quarter 2016 on Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

11/1/2016

A. H. BELO CORPORATION

	By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

	Dated:	November 1, 2016

A. H. Belo Corporation Third Quarter 2016 on Form 10-Q     27

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

28     A. H. Belo Corporation Third Quarter 2016 on Form 10-Q