Form 10-K
period 2016-12-31
A. H. Belo Corp
filed 2017-03-10
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2016, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $93,312,305.*

Shares of Common Stock outstanding at March 3, 2017: 21,676,260 shares (consisting of 19,203,580 shares of Series A Common Stock and 2,472,680 shares of Series B Common Stock).

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held on May 11, 2017, are incorporated by reference into Parts II and III of this Annual Report.

A. H. Belo Corporation 2016 Annual Report on Form 10-K

A. H. BELO CORPORATION

FORM 10-K

A. H. Belo Corporation 2016 Annual Report on Form 10-K

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

All dollar amounts presented herein the Annual Report on Form 10-K, except share and per share amounts, are presented in thousands, unless the context indicates otherwise.

Item 1. Business

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

The Company also provides marketing, event marketing and other services to businesses. The predominance of services in this segment has been developed or acquired within the last five years and are provided through the Company’s digital marketing divisions and through its subsidiaries DMV Digital Holdings Company (“DMV Holdings”);  Your Speakeasy, LLC (“Speakeasy”) and AHC Proven Performance Media, LLC (“Proven Performance Media”).

DMN CrowdSource LLC (“CrowdSource”) provides event marketing services including event activation and sponsorship for large scale community events, seminars and festivals. CrowdSource serves the customers in the North Texas region.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 1

Business Overview

The Company’s goal is to create profitability for investors through the following:

•	Be the premier provider of local journalism excellence in North Texas so citizens can make informed choices about their lives and the life of the communities in which they live.

•	Provide customers with the most comprehensive suite of innovative marketing solutions.

Since the Company’s spin-off in 2008, the print media industry has encountered continuous declines in revenue primarily due to the secular shift of readers and advertisers to digital platforms. The Company has sought to limit its exposure to these industry risks through greater development and enhancement of digital platforms for delivery of news and advertising, and through diversification of sources of revenue, from both organic growth and acquisitions of marketing services and new products.

In January 2015, the Company acquired an 80 percent voting interest in DMV Digital Holdings Company, into which the stock of three Dallas-based companies, Distribion, Inc. (“Distribion”), Vertical Nerve, Inc. (“Vertical Nerve”) and CDFX, LLC (“MarketingFX”), were contributed. These businesses specialize in local marketing automation, search engine marketing, and direct mail and promotional products, respectively. The Company believes this acquisition complements the product and service offerings currently available to A. H. Belo customers,  thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market. Additionally, the Company has realized efficiencies through internal fulfillment of work that was previously out-sourced to third-party vendors and can provide businesses a more comprehensive suite of marketing solutions. This complements the organic growth realized by Speakeasy and the Company’s Connect division, which offer content development, social media management, and multi-channel marketing solutions through targeted and programmatic exchanges.

The Company has redesigned and expanded its website platforms and mobile apps to provide greater digital reporting of local news and information, and to expand the delivery of advertising and marketing services across a host of continuously changing media devices and platforms. In 2016, the Company completed a multi-phase expansion of dallasnews.com to provide enhanced capabilities on its flagship website and further development of its entertainment brands. In 2015, the Company completed the expansion of its e-commerce functions and extended its interface with social media platforms and mobile devices. Complementing this digital expansion, in 2015, the Company recruited a new editor and managing editor with the goal of transforming the Company into a more effective digital news organization. With these additions, and utilizing innovative journalists in other key roles, the Company strengthened the depth of experience to support the broader delivery of news on digital platforms with focus on becoming a digital-first newsroom.

As a result of the strategic alignment within the Company’s newspaper and within its marketing services operations, in 2015 the Company established separate segments for its publishing operations (“Publishing”) and for its marketing, event marketing, and other services (“MEMO”). These operations had previously been reported as a single segment. The results of operations related to the Company’s segments are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

To support the efforts to become a more digitally driven advertising and marketing services company,  and to support the necessary technological and organizational changes, a new lead over human resources was recruited. The Company’s new Chief People Officer was hired to lead the cultural and transformational change needed to ensure that the  Company’s people and business strategies are aligned and driving growth.

Additionally, in 2016, the Company signed an operating lease to move the corporate headquarters to a location providing for more flexible office space and allowing the Company to build a contemporary digital newsroom.

Through the Company’s technological, capital and organizational investments, for 2017 and beyond, management will continue to focus its attention and initiatives on maximizing the return on its print assets and enhancing its digital publishing capabilities, thereby offering marketers performance-based media and marketing solutions through which they can grow their business.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 2

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

Businesses producing and providing services within the print and paper industry have encountered significant declines in revenue as a result of increasing use of the internet for delivery of information. These businesses have been challenged to find alternative solutions to offset the loss of revenue. The majority of revenues within the newspaper industry were historically generated from display and classified advertisements within the newspapers followed by revenues from subscription and retail sales of newspapers. Revenues from subscription and retail sales of newspapers have experienced greater resilience as readers have been willing to pay higher prices for the product, which has substantially offset lower circulation volumes. Since the spin-off from its former parent company in 2008, the Company has faced ongoing revenue declines in all its print products, particularly advertising within the newspapers.

The following chart presents the revenue trend of core print products since the Company's spin-off in 2008.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 3

The following describes the various revenue streams within the Publishing segment.

Advertising Revenue - Advertising revenue accounted for approximately 51 percent of total revenue within the Publishing segment for 2016. The Company has a comprehensive portfolio of print and digital advertising products which include:

•

Display Advertising – Display revenue results from sales of advertising space within the Company’s core newspapers and niche publications to local, regional or national businesses with local operations, affiliates or resellers.

•

Classified Advertising – Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspapers.

•

Preprint Advertising – Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspapers and niche publications, or distributed by mail or third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company’s capabilities allow its advertisers to selectively target preprint distribution at the sub-zip code level in order to optimize coverage for the advertisers’ locations.

•	Digital Advertising – Digital publishing revenue includes the sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps.

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

Circulation Revenue - Circulation revenue includes subscription and single copy sales related to the Company’s core newspapers in print and digital formats. A. H. Belo’s steadfast commitment to producing superior, unduplicated local content enables the Company’s newspapers to charge premium subscription rates. The Dallas Morning News’ goal is to maximize the amount of recurring revenue from consumers of the Company’s print and digital products. The Company continuously assesses the content provided to subscribers and their willingness and ability to pay higher rates by geographic area. Each year since 2008, the Company has implemented effective rate increases to select subscribers or retailers. Periodically throughout each year, various special interest magazines, such as Healthy Living or Your Money, are included with Sunday editions as a part of subscribers’ home delivery news package. Subscriber and retail rates for these editions reflect a charge for this content. A digital replica version of The Dallas Morning News is offered on dallasnews.com for subscribers to purchase if they prefer to consume news through a digital device in a more traditional format.

The Company’s news websites, including dallasnews.com,  dentonrc.com and aldiadallas.com, are the leading news and entertainment platforms in the North Texas region. The news websites offer users late-breaking and other up-to-date news coverage, user-generated content, advertising, e-commerce and other services. Readers can access news content across multiple digital platforms and obtain relevant local customized content and advertising. The Company’s journalists have expanded their reach and deepened their engagement with audiences by delivering news and content through social media platforms, such as blogs, Facebook and Twitter, which direct traffic to its core websites. With the reorganization of its editorial and newsroom personnel in 2015, the Company has strengthened its focus to provide greater journalistic content on its digital platforms with increased emphasis towards video media.

In 2016, the Company completed a multi-phase expansion of dallasnews.com to provide enhanced capabilities on its flagship website and further development of its entertainment brands.  In 2015, the Company completed the expansion of its e-commerce functions and extended its interface with social media platforms and mobile devices. A standalone website was created for guidelive.com, the premier website for entertainment news and events in North Texas. Unique landing pages solely dedicated to the Company’s sportsdayDFW.com and sportsdayHS.com branded platforms were developed, and separate websites for these platforms were launched in 2016. These enhancements allow the websites to leverage the identity of their brands to gain greater audience and to quickly respond as technology evolves and new media are introduced, such as wearable devices or hybrid phone or tablet devices.  In May 2016, the Company launched a meter on dallasnews.com and sportsdayDFW.com.  The Company anticipates it will continue to improve its websites in 2017 as it further expands data collection capabilities for traffic to its websites, allowing support of native application strategies, and greater interface with visitors and advertisers.

Readership of the Company’s newspapers is tracked by Scarborough Research, which estimated the number of individuals reading a newspaper print edition to be approximately 1,240,000 for The Dallas Morning News, as reported in the fourth quarter 2016 Alliance for Audited Media (“AAM”) report, which is still subject to audit. This readership volume represents a reach of approximately

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 4

24.9 percent of the designated market for this newspaper in the Company’s circulation area. The average print and digital volumes associated with A. H. Belo’s primary daily newspaper and niche publications are reported and verified by a circulation audit agency, as set forth in the table below.

	2016		2015		2014
	Daily	Sunday	Daily	Sunday	Daily	Sunday
Newspaper	Circulation(a)	Circulation	Circulation(a)	Circulation	Circulation(a)	Circulation
The Dallas Morning News Group
The Dallas Morning News (b) (c)	235,402	317,457	271,546	358,861	272,245	382,300
Niche publications (c)	118,732	399,366	118,126	351,008	118,760	325,492
Total	354,134	716,823	389,672	709,869	391,005	707,792

(a)	Daily circulation is defined as a Monday through Saturday six-day average.
(b)	Average circulation data for The Dallas Morning News includes the Denton Record-Chronicle.
(c)

Data for 2016 and 2015 was obtained from the AAM Quarterly Data Reports, which are still subject to audit. Data for 2014 was obtained from the Publisher’s Statement for the six-month periods ended September 30, 2014, as filed with the AAM.

Printing, Distribution and Other Revenue - Printing, distribution and other revenue accounted for approximately 12 percent of total revenue within the Publishing segment for 2016 and includes commercial printing, distribution, direct mail and event-based services. The Company provides commercial printing and distribution services, leveraging the capacity of its production and distribution assets. The Company believes the incremental revenue from these services allows a greater return on the Company’s operating assets.

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

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 5

Marketing, Event Marketing and Other Services Segment

The following describes the various revenue streams within the MEMO segment.

Marketing Services

Digital marketing services are offered by the Company’s sales and marketing divisions and by its subsidiaries, DMV Holdings and Speakeasy. The Company’s strategy, with regard to the MEMO segment, is to be able to offer small to mid-sized businesses a comprehensive marketing solutions package while providing a greater percentage of the marketing fulfillment costs internally that was previously outsourced to third-party providers. The Company has aligned management and the Company’s sales teams to provide a cross-functional integrated approach to maximize the development of these businesses. Digital marketing services are provided as follows:

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

•

The Company’s auto sales division offers targeted advertising to auto dealerships primarily in the North Texas region desiring to advertise their inventory on the cars.com platform. The Company is under contract to sell this advertising through September 2019.

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

Other marketing services include business marketing products offered through MarketingFX, a DMV Holdings business. These products include promotional products for businesses to supply to employees and customers.

Event Marketing Services

CrowdSource was formed in 2013 to provide event marketing services including event activation and sponsorship for large scale community events, seminars and festivals. CrowdSource promotes community events, such as One Day University, an educational speaker event;  Savor, a premium food, wine and spirits festival in Dallas; and other community-related events. CrowdSource seeks to focus its efforts on those events which are expected to maximize profitable returns.

Raw Materials and Distribution

The basic material used in publishing newspapers is newsprint. Currently, most of the Company’s newsprint is obtained through a purchasing consortium. Management believes the Company’s sources of newsprint, along with available alternate sources, are adequate for the Company’s current needs.

During 2016, Company operations consumed 26,752 metric tons of newsprint at an average cost of $532 per metric ton. Consumption of newsprint in 2015 was 31,141 metric tons at an average cost of $550 per metric ton.

The Company’s newspapers and other commercial print products are produced at its facility in Plano, Texas. Distribution of printed products to subscribers, retailers and newsstands is made under terms of agreements with third-party distributors. The Company believes a sufficient number of third-party distributors exist to allow uninterrupted distribution of the Company’s products.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 6

Competitive Strengths and Challenges

The Company’s strengths are:

•	the largest news gathering operation in North Texas
•

due to the millions of unique visitors who come to the Company’s websites and mobile applications daily, the Company has the opportunity to build valuable first-party data about consumers in North Texas

•	the ability to develop innovative new product and service offerings which leverage the Company’s brand equity, existing content, distribution platforms, technologies and relationships
•	product or service offerings that allow the Company to offer advertisers a customized and integrated advertising and marketing solution through desired media channels
•	sufficient liquidity to allow the Company to opportunistically invest in, or acquire, businesses that complement the Company’s advertising or marketing services businesses
•	an affluent and educated demographic base in its market
•	the ability to market print or digital products and services to large and targeted audiences at low marginal costs
•	a large sales force with knowledge of the marketplaces in which the Company conducts its business and relationships with current and potential advertising clients
•	the ability to effectively manage operating costs according to market pressures

The Company’s challenges are:

•

timely growth of revenue and profit margins related to the Company’s marketing services businesses that would provide for an offset to declines in revenue and profit margins of the Company’s print operations

•	maintaining and growing advertising and circulation revenues in a competitive environment with increased competition from other media, particularly the internet
•	effective monetization of locally created online content on the Company’s websites while balancing the impact of potential lower traffic volumes with an established paywall or metered-based model

In response to the decline in print revenue, the Company has developed or acquired capabilities to offer customers advertising and marketing solutions through multiple media channels. The Company also continues to diversify its revenue base by leveraging the available capacity of its existing assets to provide print and distribution services for newspapers and other customers requiring these services by introducing new advertising and marketing services products, by increasing circulation prices and through growth of the Company’s event-based business.

As a result of declining print circulation, the Company has developed broad digital strategies designed to provide readers with multiple platforms for obtaining online access to local news. The Company continues to obtain additional key demographic data from readers, which allows the Company to provide content desired by readers and to modify marketing and distribution strategies to target and reach audiences valued by advertisers. The Company has implemented a programmatic digital advertising platform which provides digital ad placement and targeting efficiencies and increases utilization of digital inventory within the Company’s and external websites. In addition, the Company’s sales teams are implementing initiatives that better utilize pay for performance data and other metrics to generate and return lost advertising dollars to its print business.

Strategy

A. H. Belo is committed to producing positive net income and cash flow and creating value for shareholders over the long-term through stock price appreciation and dividends. The Company continuously evaluates its operations and investments against various economic factors to determine the appropriate holding strategies.

In 2014, the Company completed the disposition of investments, newspaper assets and operations in Rhode Island, and nonessential real estate assets, all at opportunistic prices. Sales proceeds were used to return money to shareholders, provide additional contributions to the Company’s pension plans, and invest in new businesses that complement and leverage existing core operations. The Company continues to seek investments that will provide near and long-term returns to replace declining print revenue and continuously seeks to implement measures to control operating expenses as it develops and grows new businesses. These measures

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 7

include divesting of unprofitable products and services, adjusting the Company’s workforce and benefits to align with revenues and market conditions, and restructuring operations. Returns on operating and investing assets are evaluated to ensure the appropriate return on investment is achieved and capital is deployed to the benefit of shareholders.

The Company is committed to providing the leading digital and print platforms for delivering news of the highest quality and integrity in the North Texas area, as well as creating and developing innovative print and digital products that address the needs of consumers and advertisers. The Company seeks to achieve these objectives through the following strategies:

•	expand the marketing services sales teams to grow revenue in these emerging businesses
•	optimize and leverage marketing and sales capabilities in an integrated manner for existing print and digital products that create sustainable revenue and earnings
•	produce quality local content distributed through digital and print platforms, improving the user interface and developing stronger retention methods among print readers
•	develop new ways to monetize news content delivered on the Company’s news and entertainment websites
•	increase utilization of operating assets through selling commercial printing and distribution services to third parties
•

continue to align costs with revenue, maintain strong liquidity to support future business and product initiatives and provide flexibility to meet strategic investment opportunities and other cash flow requirements

Competition

The Company’s newspapers, niche publications and related websites primarily serve audiences in the North Texas area. The Company competes for advertising revenue for its newspapers and websites with other print and digital media companies. Advertising revenues for the Company’s newspapers and websites are responsive to circulation and traffic volumes, demographics of its subscriber base, advertising results, rates and customer service. Advertising on digital platforms is highly competitive and largely dominated by large internet companies. As advertisers reallocate marketing expenditures from print to digital channels, the Company believes its strong local brand, its suite of print and digital advertising and marketing services products, affiliate agreements with large internet advertisers, and its programmatic digital advertising platform will allow it to offer unique advertising and marketing solutions to local businesses on a competitive scale.

The Dallas Morning News has the highest paid print circulation volumes in the North Texas area while competing with one other metropolitan newspaper in parts of its geographic market. Print circulation revenues are primarily challenged due to free and readily-accessible news, entertainment, advertising and other content available through the internet. This secular shift from print to digital media continues as consumer lifestyles embrace technological advancements, particularly with mobile devices, which provide access to a wide variety of digital news and advertising alternatives, including news and social media websites, online advertising networks and exchanges, online classified services, and direct email advertising. Competition for readers is primarily based on the mode of delivery, quality of the Company’s journalism, price, timeliness of its interaction with audiences and customer service. News and other digital content produced by the Company’s newspapers and niche publications are available via its websites,  mobile applications and through email. The Company offers competitive technology for accessing digital content on mobile devices and via personal computers. Journalists engage online readers through blogs, Twitter and other social media posts. The Company has modified its websites to provide greater video content and advertising, links to other sites sought by readers, improved layouts, and a better interface with mobile applications.

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

Employees

As of December 31, 2016, the Company had 1,221 employees.

Available Information

A. H. Belo maintains its corporate website at www.ahbelo.com, which makes available, free of charge, this Annual Report on Form

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 8

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

A. H. Belo’s ability to stabilize advertising and circulation revenue through price and volume increases may be affected by competition from other forms of media and other publications available in the Company’s various markets, declining consumer spending on discretionary items such as newspapers, decreasing amounts of free time and declining frequency of regular newspaper buying among certain demographic groups. The Company may also incur higher costs competing for paid circulation, and if the Company is not able to compete effectively, revenue may decline and the Company’s financial condition and results of operations may be adversely affected.

Purchasing practices of national advertisers could negatively impact the Company’s pricing and ability to up-sell other products, which could result in lower revenues.

Many national advertisers which place advertising in the Company’s newspapers are centralizing purchasing functions and streamlining the buying and negotiating process. This could result in the commoditization of certain advertising products, which limits the Company’s ability to promote its position in the market, the customer service value of its relationship with the advertiser, and the benefits of its suite of products, including the Company’s ability to up-sell other products. This also may put the Company in competition with other advertising companies that are able to offer lower prices for a larger geographical area than the Company covers. Accordingly, the Company could experience a decline in pricing which could result in lower revenues and profitability.

Decreases in circulation may adversely affect A. H. Belo’s advertising and circulation revenue.

A. H. Belo’s newspapers, and the newspaper industry as a whole, are challenged to maintain and grow print circulation volume. To the extent circulation volume declines cannot be offset by rate increases, the Company will realize lower circulation revenue. Further, circulation volume declines could also result in lower rates and volumes for advertising revenue.

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

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 9

The growth and profitability of the Company’s marketing services businesses are largely dependent on acceptance by local businesses and the recruitment and retention of key employees.

Marketing services offerings are rapidly evolving as business customers seek quantifiable results to measure the effectiveness of their advertising spending. The Company’s marketing services customers primarily represent mid-sized businesses with varying degrees of knowledge and familiarity with online marketing and advertising campaigns. The success of the Company’s marketing services offerings is dependent on the education of these customers on the benefits of these services to their businesses. Challenges may include the accuracy or perceived accuracy of metrics provided and the ability of the customer to properly interpret the effectiveness of their advertising campaigns against benchmarks that may not be reliable.

Increasing the Company’s client base and achieving broader market acceptance of its suite of cross-channel, interactive marketing solutions will depend on the ability of sales and marketing teams and their capabilities to obtain new clients as well as sell additional products and services to existing clients. Competition is fierce for direct sales professionals with the skills and technical knowledge that is required, and the Company may be unable to hire or retain sufficient numbers of qualified individuals in the future. The ability to achieve significant future revenue growth will depend on the success in recruiting, training and retaining sufficient numbers of direct sales professionals. New and planned hires require significant training and time before sales teams become fully productive, and may not become as productive as quickly as anticipated.  The Company’s growth prospects could be harmed if efforts to expand, train and retain the direct sales team do not generate a corresponding significant increase in revenue.

The Company’s potential inability to successfully execute cost control measures could result in total operating costs that are greater than expected.

The primary costs of the Company’s operations include employee compensation and benefits, followed by distribution costs, newsprint and other production materials and technology costs. The Company has taken steps to lower costs through selling or discontinuing production of unprofitable operations and products, reducing personnel and restructuring employee benefits and implementing general cost control measures. Although the Company continues its cost control efforts, the Company may be unable to match revenue declines with offsetting cost reductions.

Certain operating costs may not fluctuate directly with changes in revenue, which could result in lower margins if advertising and circulation volumes decline. The Company could also experience inflationary pressures from newsprint and other suppliers and be unable to generate additional revenue or additional cost reductions to offset these inflationary pressures. The Company utilizes outside service providers to distribute its newspapers, and certain preprint advertising is distributed through the mail. Higher fuel costs or higher postage rates could result in higher direct costs incurred by the Company to distribute its products.

Increasing cost of healthcare benefits offered to employees requires the Company to evaluate the scope of benefits offered and the method in which health care benefits are delivered. Competition for qualified personnel may require the Company to spend more on compensation costs, including employee benefits, to attract and retain its workforce.

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

Although the Company’s cash holdings are more than sufficient to meet foreseeable operating needs, the Company must achieve expected financial goals. Unplanned events such as significant pension plan contributions, tax obligations, significant loss of revenue, unprofitable operations or deterioration of collections of receivables, could accelerate the use of the Company’s cash balances. The Company’s ability to raise financial capital in the future may be hindered due to uncertainty regarding the newspaper industry’s prospective performance. If adequate funds are not available or are not available on acceptable terms, if and when needed, the Company may be forced to sell assets at below-market prices to sustain its operations.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 10

There can be no assurance that the Company’s product and service initiatives will be successful.

The Company has introduced new product and service initiatives designed to grow advertising and market services revenue and to respond to the challenges of maintaining revenue in existing markets. These initiatives may not be successful, may not be marketable or profitable and could result in declines in financial performance.

Significant turnover of key employees could expose the Company to loss.

A. H. Belo relies on the efforts of its senior executive officers and other members of management. The Company is located in a strong economic region of the United States with low unemployment and strong competition for senior management personnel. The success of the Company’s businesses depends heavily on its ability to successfully execute the required responsibilities of these roles as well as the Company’s ability to retain current management and to attract and retain qualified personnel in the future. The loss of key personnel results in additional recruiting and training costs to the Company. Further, the exposure for loss to the Company and the potential delay of operations is elevated until the employee has sufficient knowledge commensurate with their assigned duties.

Market conditions could increase the funding requirements associated with the Company’s pension plans.

The Company is the sole sponsor of A. H. Belo Pension Plans I and II (collectively, the “A. H. Belo Pension Plans”) and is required to meet certain pension funding requirements as established under the Employment Retirement Income Security Act (“ERISA”). Instability in global and domestic capital markets may result in low returns on the assets contributed to the A. H. Belo Pension Plans. Additionally, low yields on corporate bonds may decrease the discount rate, resulting in a higher funding obligation. Although legislation was enacted into law in 2012 which provided limited funding relief, market conditions could materially increase the funding requirements associated with the A. H. Belo Pension Plans, which could have an adverse impact on the Company’s liquidity and financial condition.

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

A. H. Belo directors and executive officers hold approximately 50 percent of the voting power of the Company’s outstanding voting stock as of December 31, 2016. A. H. Belo’s Series A common stock has one vote per share and Series B common stock has 10 votes per share. Except for certain significant corporate transactions, generally all matters to be voted on by A. H. Belo’s shareholders must be approved by a majority of the voting power of the Company’s outstanding voting stock, voting as a single class. Certain corporate transactions, such as a merger, consolidation, sale of all or substantially all of the Company’s assets, dissolution of the Company, the alteration, amendment, or repeal of A. H. Belo’s bylaws by shareholders and certain amendments to A. H. Belo’s certificate of incorporation, require the affirmative vote of the holders of at least two-thirds of the voting power of the outstanding voting stock, voting as a single class. Accordingly, A. H. Belo’s directors and executive officers will have significant influence over the Company’s management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions. This ownership may limit other shareholders’ ability to influence corporate matters and, as a result, A. H. Belo may take actions that some shareholders do not view as beneficial.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 11

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Operations	Ownership	Location
Corporate, The Dallas Morning News, and marketing and event marketing service operations	Owned	Dallas, Texas
Printing facilities	Owned	Plano, Texas
Denton Record-Chronicle	Leased	Denton, Texas
DMV Digital Holdings Company	Leased	Dallas, Texas
Your Speakeasy, LLC	Leased	Dallas, Texas
Direct mail office and warehouse	Leased	Phoenix, Arizona

In addition to the properties above, the Company has various leased locations it uses for the distribution of the Company’s publications and it holds three real estate assets in Dallas, Texas that are nonessential to operations including various parking lots and land.

On December 30, 2016, the Dallas Morning News, Inc., a wholly-owned subsidiary of the Company, entered into a lease for office space for the Company’s new corporate headquarters. The 16-year lease agreement is subject to the landlord’s completion of its construction obligations. The new office space will be occupied by the Company after construction and tenant improvements are complete around mid-year 2017.

Item 3. Legal Proceedings

A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

Item 4. Mine Safety Disclosures

None.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 12

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s authorized common equity consists of 125,000,000 shares of common stock, par value $.01 per share. The Company has two series of common stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Shares of Series B common stock are entitled to 10 votes per share on all matters submitted to a vote of shareholders, and shares of Series A common stock are entitled to one vote per share. Transferability of the Series B common stock is limited to family members and affiliated entities of the holder. Shares of Series B common stock are convertible at any time on a one-for-one basis into shares of Series A common stock and upon a transfer, other than as described above, shares of Series B common stock automatically convert into Series A common stock. Shares of the Company’s Series A common stock are traded on the New York Stock Exchange (NYSE trading symbol: AHC) and began trading on February 11, 2008. There is no established public trading market for shares of Series B common stock.

The declaration of dividends is subject to the discretion of A. H. Belo’s board of directors. The determination as to the amount declared and its timing depends on, among other things, A. H. Belo’s results of operations and financial condition, capital requirements, other contractual restrictions, prospects, applicable law, general economic and business conditions and other future factors that are deemed relevant. The board of directors generally declares dividends during the quarter preceding its stated measurement and payment dates. A. H. Belo cannot provide any assurance that future dividends will be declared and paid due to the factors discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The table below sets forth the high and low sales prices reported on the New York Stock Exchange for a share of the Company’s common stock and the recorded cash dividends per share declared for the past two years.

	Stock Price			Dividends
	High	Low	Close	Declared
2016
Fourth quarter	$7.46	$5.35	$6.35	$0.08
Third quarter	7.95	4.87	7.35	0.08
Second quarter	5.25	4.75	5.00	0.08
First quarter	6.26	4.79	4.81	0.08

2015
Fourth quarter	$6.32	$4.64	$5.00	$0.08
Third quarter	5.85	4.22	4.93	0.08
Second quarter	8.41	5.40	5.60	0.08
First quarter	10.92	7.85	8.23	0.08

The closing price of the Company’s Series A common stock as reported on the New York Stock Exchange on March 3, 2017, was $6.25. The approximate number of shareholders of record of the Company’s Series A and Series B common stock at the close of business on March 3, 2017, was 396 and 169, respectively.

Equity Compensation Plan Information

The information set forth under the heading “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders, to be held on May 11, 2017, is incorporated herein by reference.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

During 2016,  2015 and 2014, shares of the Company’s Series B common stock in the amounts of 755,  728 and 8,918, respectively, were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption under Section 3(a)(9) of the Securities Act.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 13

Performance Graph

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph below compares the annual cumulative shareholder return on an investment of $100 on December 31, 2011, with  a closing price of $4.75 per share, adjusted for dividends, in A. H. Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with the cumulative total return, assuming reinvestment of dividends, of a similar investment in (1) the Standard & Poor’s 500 Stock Index and (2) the Standard & Poor’s Publishing Stock Index.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 14

Item 6. Selected Financial Data

The table below sets forth selected financial data of the Company for each of the years ended December 31, 2012 through 2016. For a more complete understanding of this selected financial data, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes.

	Years Ended December 31,
In thousands, except per share amounts	2016	2015	2014	2013	2012
Statements of Operations Data:
Total net operating revenue	$259,984	$272,108	$272,788	$276,183	$280,924
Total operating costs and expense (a)	283,730	290,403	280,474	274,961	276,790
Operating income (loss)	(23,746)	(18,295)	(7,686)	1,222	4,134
Total other income (expense), net (b)	2,294	(1,469)	99,671	2,154	2,766
Income tax provision (benefit)	(2,272)	(1,570)	5,978	1,460	1,793
Income (loss) from continuing operations	(19,180)	(18,194)	86,007	1,916	5,107
Income (loss) from discontinued operations (c)	—	(63)	6,770	14,010	(4,688)
Net income (loss) attributable to noncontrolling interests (d)	130	(415)	(152)	(193)	(107)
Net income (loss) attributable to A. H. Belo Corporation	$(19,310)	$(17,842)	$92,929	$16,119	$526
Cash dividends recorded per share (e)	$0.32	$0.32	$4.07	$0.28	$0.48

	December 31,
In thousands	2016	2015	2014	2013	2012
Balance Sheets Data:
Total assets (c)	$192,731	$221,501	$298,747	$279,218	$291,939
Total liabilities and redeemable interest (d) (f)	$103,579	$102,651	$172,728	$110,442	$189,879
Total shareholders’ equity	$89,152	$118,850	$126,019	$168,776	$102,060

(a)

In 2016, the Company recorded a noncash goodwill impairment charge of $22,682 related to its Publishing reporting unit.  In 2015 and 2014, the Company recorded a charge to pension expense of $14,964 and $7,648, respectively, related to the recognition of prior year actuarial losses associated with liquidated pension obligations in conjunction with the Company’s continued de-risking efforts.

(b)

In 2014, Classified Ventures, LLC (“Classified Ventures”) an equity-method investee, sold its apartments.com business unit and the Company recorded a gain of $18,479 related to the sale. On October 1, 2014, the Company completed a transaction with Gannett Co. Inc. and other unit holders of Classified Ventures whereby Gannett acquired all membership interests from the unit holders for Classified Ventures’ remaining business which primarily consists of cars.com. The Company recorded a gain of $77,092 related to the transaction. Other income of $3,540 was recorded for the receipt of an economic parity payment from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures.

(c)

In 2014, the Company sold the operations of The Providence Journal and in 2013, the Company sold the operations of The Press-Enterprise, both of which are reported as discontinued operations for the periods presented above.

(d)

The Company acquired an 80 percent interest in DMV Digital Holdings Company in 2015 and a 70 percent interest in Your Speakeasy, LLC, in 2012. The Company consolidates the results of operations related to these investments and records the interests of other owners as noncontrolling interests.

(e)	Special dividends totaling $3.75 per share were declared in 2014, returning to shareholders excess cash generated from the sale of newspaper operations, investments and nonessential real estate.
(f)	A minority owner of DMV Holdings holds an option to sell the Company up to 50 percent of its interest, which is valued at $2,670 as of December 31, 2016.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 15

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

With a continued focus on extending the Company’s media platform, A. H. Belo delivers news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles.

The Company’s Publishing segment includes the operations of The Dallas Morning News  (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle  (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. Its newspaper operations also provide commercial printing and distribution services to large national and regional newspapers and other businesses in Texas.

All other operations are reported within the Company’s MEMO segment. These operations primarily include DMV Holdings and its subsidiaries Distribion, Vertical Nerve and MarketingFX; Speakeasy; sales of online automotive classifieds on the cars.com platform; marketing services generated by the Company’s branded marketing division Connect; and Proven Performance Media. The segment also includes event activation, promotion and marketing services provided by CrowdSource.

Overview of Significant Transactions from Continuing Operations

Operating results for 2016,  2015 and 2014 reflect continued challenges in print advertising revenue trends, primarily due to volume and rate declines, partially offset by increases in the Company’s digital advertising and marketing services revenues. The Company continues its efforts to diversify revenues through leveraging its brand, its personnel and its infrastructure in both organic new product development and in pursuit of acquisitions of related advertising and marketing services companies.

The Company conducted its annual goodwill impairment test as of December 31, 2016, for all reporting units. This test, which was based on the Company’s most recent cash flow forecast, indicated that the Publishing reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $22,682 in the fourth quarter of 2016, fully impairing the Publishing reporting unit’s goodwill.

In January 2015, the Company acquired an 80 percent voting interest in DMV Digital Holdings Company, into which the stock of three Dallas-based companies, Distribion, Inc., Vertical Nerve, Inc. and CDFX, LLC, were contributed. These businesses specialize in local marketing automation, search engine marketing, and direct mail and promotional products, respectively. The Company believes this acquisition complements the product and service offerings currently available to A. H. Belo customers, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market. DMV Holdings was acquired for a cash purchase price of $14,110 and the transaction costs totaled $1,288. Results of operations related to the companies acquired are presented within this Annual Report on Form 10-K on a prospective basis from the date of acquisition.

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

In efforts to de-risk the Company’s pension plans, lump-sum payments totaling $100,877 and $52,919 were made to participants through the plans’ master trust in 2015 and 2014, respectively. These payments allowed favorable settlement of the pension obligation totaling $20,000 and resulted in a noncash charge to pension expense of $14,964 and $7,648 in 2015 and 2014, respectively, for amortization of losses in accumulated other comprehensive loss.

The sale of The Providence Journal was completed in 2014. The purchase price consisted of $46,000 plus a working capital adjustment of $2,654 for a pretax gain of $17,104. The sale allowed the Company to focus its capital and other resources in the growing North Texas market. See Note 13 - Discontinued Operations and Sales of Assets.

In April 2014, the Company received a cash distribution of $18,861 from Classified Ventures, LLC (“Classified Ventures”), an equity method investee, for its portion of the net sales proceeds for apartments.com, and recorded a gain of $18,479. In October 2014, the Company completed a transaction with Gannett Co. Inc. and other unit holders of Classified Ventures whereby Gannett acquired all membership interests from the unit holders for Classified Ventures’ remaining business, which primarily consists of cars.com. The Company received pre-tax cash proceeds, net of selling costs, of $77,661. A gain of $77,092 was recorded related to the transaction. The Company entered into a five-year affiliate agreement with Classified Ventures that allows The Dallas Morning News to continue to resell cars.com products and services exclusively in its local market. The affiliate agreement increased the wholesale rate that the Company pays to Classified Ventures for selling cars.com products. Other income of $3,540 was recorded in July 2014 for the receipt of an economic parity payment from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 16

Proceeds generated from the sales of investments and newspaper operations resulted in the declaration of special dividends of $2.25 and $1.50 per share in 2014, totaling $83,967. Quarterly dividends of $0.08 per share returned $7,029,  $7,052 and $7,193 to shareholders in 2016, 2015 and 2014, respectively. On December 9, 2016, the Company announced a $0.08 per share dividend to shareholders of record and holders of restricted stock units (“RSUs”) as of the close of business on February 10, 2017,  payable on March 3, 2017.

Additional capital was returned to shareholders through the share repurchase program. In 2015 and 2014, the Company purchased 472,245 and 449,436 of its Series A common shares through open market transactions for $3,146 and $4,974, respectively, which are recorded as treasury stock. The Company’s agreement to repurchase its shares was terminated in December 2015.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 17

RESULTS OF CONTINUING OPERATIONS

Consolidated Results of Continuing Operations

This section contains a discussion and analysis of net operating revenues, expenses and other information relevant to an understanding of results of operations for 2016, 2015 and 2014.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Years Ended December 31,
	2016	Percentage Change	2015	Percentage Change	2014
Publishing
Advertising and marketing services	$109,354	(12.5)%	$125,007	(8.6)%	$136,722
Circulation	79,619	(4.7)%	83,581	(1.6)%	84,922
Printing, distribution and other	26,586	(3.6)%	27,578	(3.1)%	28,468
Total Net Operating Revenue	215,559	(8.7)%	236,166	(5.6)%	250,112

Total Operating Costs and Expense	242,484	(4.7)%	254,516	(2.1)%	259,993

Operating Loss	$(26,925)	(46.7)%	$(18,350)	(85.7)%	$(9,881)

MEMO
Advertising and marketing services	$40,961	28.9%	$31,783	48.1%	$21,461
Printing, distribution and other	3,464	(16.7)%	4,159	242.3%	1,215
Total Net Operating Revenue	44,425	23.6%	35,942	58.5%	22,676

Total Operating Costs and Expense	41,246	14.9%	35,887	75.2%	20,481

Operating Income	$3,179	N/M	$55	(97.5)%	$2,195

“N/M” – not meaningful

Traditionally, the Company’s primary revenues are generated from advertising within its core newspapers, niche publications and related websites and from subscription and single copy sales of its printed newspapers. As a result of competitive and economic conditions, the newspaper industry has faced significant revenue declines over the past decade. Therefore, the Company has sought to diversify its revenues through development and investment in new product offerings, increased circulation rates and leveraging of its existing assets to offer cost efficient commercial printing and distribution services to its local markets. The Company continually evaluates the overall performance of its core products to ensure existing assets are deployed adequately to maximize return.

In 2016,  2015 and 2014, the Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. The most significant decline in advertising revenue has been attributable to print display and classified categories. These categories, which represented 26.6 percent of consolidated revenue in 2014, have declined to 19.9 percent of consolidated revenue in 2016, and further declines are likely in future periods. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. As a result of the continued declines the Publishing segment experienced, and expects to continue to experience, in advertising and print circulation revenues, the Publishing reporting unit’s goodwill was determined to be impaired. The Company recorded a goodwill impairment charge of $22,682 in the fourth quarter of 2016.

The Company has responded to these challenges by expanding programmatic channels through which it works to meet customer demand for digital advertisement opportunities in display, mobile, video and social media categories. By utilizing advertising exchanges to apply marketing insight, the Company believes it offers greater value to  customers through focused targeting of advertising to potential customers.

The Company’s expanded digital and marketing services product offerings leverage the Company’s existing resources and relationships to offer additional value to existing and new advertising customers. Solutions provided by DMV Holdings include

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 18

development of mobile websites, search engine marketing and optimization, video, mobile advertising, email marketing, advertising analytics and online reputation management services. Through Speakeasy, the Company is able to target middle-market business customers and provide turnkey social media account management and content development services.

Advertising and marketing services revenue

Advertising and marketing services revenue was 57.8 percent, 57.6 percent and 58.0 percent of total revenue for 2016, 2015 and 2014, respectively.

	Years Ended December 31,
	2016	Percentage Change	2015	Percentage Change	2014
Publishing
Display advertising	$32,535	(27.3)%	$44,751	(9.5)%	$49,464
Classified advertising	19,218	(7.1)%	20,676	(10.5)%	23,097
Preprint advertising	47,533	(2.6)%	48,823	(8.4)%	53,272
Digital advertising	10,068	(6.4)%	10,757	(1.2)%	10,889
MEMO
Digital services	37,295	26.7%	29,428	37.1%	21,461
Other services	3,666	55.7%	2,355	—%	—
Advertising and Marketing Services	$150,315	(4.1)%	$156,790	(0.9)%	$158,183

Publishing

Display – Display revenue primarily represents sales of non-classified advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Revenue decreased in 2016 due to lower retail and general advertising in substantially all categories except sporting goods. In retail, the department store, food and beverage, furniture,  electronics and entertainment categories experienced the greatest declines with a combined revenue decrease of approximately $4,301 driven heavily by a volume decline of 23.3 percent and varying rate declines across most categories. General advertising has declined in all categories with a combined revenue decrease of approximately $3,149 primarily due to a volume decline of 36.2 percent.

In 2015, revenue decreased due to lower retail advertising in substantially all categories except medical and sporting goods. The electronics and furniture categories experienced the greatest declines with a combined revenue decrease of approximately $2,200 driven heavily by a volume decline of 17.0 percent

Classified – Classified revenue primarily represents sales of classified advertising space within the Company’s core and niche newspapers. The decline in classified advertising revenue continues to be challenging as alternative digital outlets continue to emerge. Rate improvement trends in certain display advertising categories partially offset the volume decline. Overall classified revenue decreased in 2016 due to lower volumes in employment and obituaries. This decline was partially offset by an increase in automotive.

In 2015,  overall classified revenue decreased due to lower volumes in all categories except legal and real estate. This decline was partially offset by higher rates in employment and obituaries.

Preprint – Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased in 2016 and 2015 due to a decline in the rate and volume of preprint newspaper inserts, consistent with the decline in circulation volumes discussed below. The 2016 preprint decline was partially offset by higher volumes in home delivery mail advertising.

Digital – Digital publishing revenue is primarily comprised of banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com as well as online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package. Revenue decreased in 2016 and 2015 due to a lower volume of online banner advertisements on dallasnews.com.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 19

Marketing, Event Marketing and Other Services

Digital services – Digital marketing revenue includes targeted and multi-channel advertising placed on third-party websites, content development, social media management, search optimization, other consulting, and sales of online automotive classifieds on the   cars.com platform. The 2015 acquisition of DMV Holdings provided a significant portion of the growth in digital marketing revenue. For 2016, DMV Holdings revenue increased 97.6 percent, or $6,486, and organic growth from Speakeasy resulted in increased revenue of $2,068. These revenue increases offset approximately 55 percent of the core print advertising revenue decline during 2016.

In 2015, digital marketing revenue increased 37.1 percent or $7,967. DMV Holdings accounted for $6,646 of the revenue growth and organic growth from Speakeasy resulted in a revenue increase of $1,314. These increases in marketing services revenues offset approximately 50 percent of the core print advertising revenue declines during 2015.

Other services – Other services revenue increased $1,311, or 55.7 percent, due to the sale of promotional merchandise by MarketingFX, acquired in 2015.

Circulation revenue

Circulation revenue was 30.6 percent, 30.7 percent and 31.1 percent of total revenue for 2016, 2015 and 2014, respectively.

	Years Ended December 31,
	2016	Percentage Change	2015	Percentage Change	2014
Publishing
Circulation	$79,619	(4.7)%	$83,581	(1.6)%	$84,922

Revenue decreased in 2016 due to a decline in home delivery and single copy paid print circulation volumes of 8.7 percent and 13.7 percent, respectively. These volume declines were partially offset by a rate increase of 5.6 percent for home delivery. Additionally, the daily single copy rate was raised from $1.50 to $2.00 in November 2016, which had a negligible impact on the Company’s 2016 circulation revenue. In 2015, revenue decreased due to 8.3 percent and 16.1 percent declines in paid print home delivery and single copy circulation volumes, respectively.

Volume declines in circulation revenue have been more pronounced with single copy sales as it competes for retail space. Price increases and supplemental editions are critical to maintaining the revenue base to support this product. In 2016, the Company generated $126 of incremental circulation revenue through the distribution of specialty magazines to its core subscribers.

Printing, distribution and other revenue

Printing, distribution and other revenue was 11.6 percent, 11.7 percent and 10.9 percent of total revenue for 2016, 2015 and 2014, respectively.

	Years Ended December 31,
	2016	Percentage Change	2015	Percentage Change	2014
Publishing
Commercial print and distribution	$26,586	(3.6)%	$27,578	(3.1)%	$28,468
MEMO
Event marketing and other	3,464	(16.7)%	4,159	242.3%	1,215
Printing, Distribution and Other	$30,050	(5.3)%	$31,737	6.9%	$29,683

Publishing - The Company aggressively markets the capacity of their printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. Revenue decreased in 2016 due to a decline in volumes associated with certain national newspapers. This decrease was partially offset by commencement of printing operations related to a regional newspaper in January 2016.

Marketing, Event Marketing and Other Services – CrowdSource provides event marketing services including event activation and sponsorship for large scale community events, seminars and festivals. CrowdSource revenue decreased in 2016 by $1,195, due to events the Company did not host in 2016. This decrease was partially offset by a revenue increase of $500 related to performance-based sales leads generated by Proven Performance Media.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 20

Operating Costs and Expense

The table below sets forth the components of the Company’s operating expenses for the last three years.

	Years Ended December 31,
	2016	Percentage Change	2015	Percentage Change	2014
Publishing
Employee compensation and benefits	$88,139	(18.7)%	$108,376	2.6%	$105,674
Other production, distribution and operating costs	96,496	(7.7)%	104,598	(3.4)%	108,313
Newsprint, ink and other supplies	24,534	(18.3)%	30,021	(6.8)%	32,213
Depreciation	10,633	(6.7)%	11,401	(16.6)%	13,672
Amortization	—	(100.0)%	120	(0.8)%	121
Goodwill impairment	22,682	N/A	—	N/A	—
MEMO
Employee compensation and benefits	15,870	27.6%	12,442	106.1%	6,036
Other production, distribution and operating costs	23,334	9.9%	21,231	52.5%	13,926
Newsprint, ink and other supplies	1,056	21.2%	871	196.3%	294
Depreciation	80	(29.8)%	114	(23.0)%	148
Amortization	906	(26.3)%	1,229	N/M	77
Total Operating Costs and Expense	$283,730	(2.3)%	$290,403	3.5%	$280,474

Publishing

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards employee benefit plans. Employee compensation and benefits decreased $20,237 in 2016 due to a decrease in pension expense of $13,793 and a decrease of $6,444 due to headcount reductions within the Company that were effected in the second half of 2015. In 2015, expense increased due to higher pension expense of $6,235. The increase in this noncash expense was primarily due to amortization of $14,964 of prior year actuarial losses associated with liquidated pension obligations in 2015. The increase in 2015 was substantially offset by lower salary and commissions expense of $4,297, primarily due to headcount reductions at the Company’s newspapers and corporate operations and due to lower sales.

Other production, distribution and operating costs – Expense decreased in 2016, reflecting savings as the Company continues to manage discretionary spending. Savings were generated by reductions in temporary and personnel recruiting services, promotional spending,  travel and other outside service expenses. In 2015, expense decreased due to a decrease in delivery costs, consistent with lower circulation volumes. These costs were offset by higher postage related to mailed advertisements. Additional savings were generated by discontinued computer maintenance costs no longer supporting the Company’s systems and from negotiation of lower utility rates.

Newsprint, ink and other supplies – Expense decreased in 2016 and 2015 due to reduced newsprint costs associated with lower circulation volumes from the Company and certain third-party newspapers and the discontinuation of unprofitable product lines in 2016. Newsprint consumption approximated 26,752,  31,141 and 33,717 metric tons in 2016,  2015 and 2014, respectively, at an average cost per metric ton of $532, $550 and $589, respectively. The average purchase price for newsprint was $538, $534 and $617 per metric ton in 2016,  2015 and 2014, respectively.

Depreciation – Expense decreased in 2016 and 2015 due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated. Capital spending is primarily directed towards digital platforms, production systems and improvements to the Company’s facilities. The Company is committed to investing the appropriate levels of capital to sustain existing operations and develop new operations having an appropriate return on the investment. Capital spending is expected to be approximately $13,000 in 2017, which includes $7,000 for the Company’s new headquarters.

Amortization – All definite-lived intangible assets are fully amortized. Amortization of customer relationships acquired in 2015 was completed in 2015.

Goodwill impairment – 2016 operating costs and expense for the Publishing segment reflect a noncash goodwill impairment charge of $22,682.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 21

Marketing, Event Marketing and Other Services

Employee compensation and benefits – Expense increased in 2016 by $3,428, primarily related to headcount growth of 26, or 3.0 percent, in DMV Holdings.

Other production, distribution and operating costs – Expenses increased in 2016 by $2,103 primarily attributed to an increase in sales related expenses driven by the growth in DMV Holdings.

Newsprint, ink and other supplies – Expense increased in 2016 primarily due to an increase in promotional material printing costs associated with MarketingFX.

Depreciation – Marketing and event services’ cost structure is primarily labor driven. Capital purchases are required to support technology investments, the Company’s websites and customer engaging applications. Capital assets are primarily depreciated over a life of three years.

Amortization – Expense decreased in 2016 primarily related to CrowdSource customer lists that became fully amortized as of December 31, 2015.

Other

The table below sets forth the other components of the Company’s results of operations.

	Years Ended December 31,
	2016	Percentage Change	2015	Percentage Change	2014
Other Income (Expense):
Gain (loss) from equity method investments, net	$—	100.0%	$(1,065)	(101.1)%	$93,898
Other income (expense), net	2,294	667.8%	(404)	(107.0)%	5,773
Total other income (expense), net	$2,294	256.2%	$(1,469)	(101.5)%	$99,671

Income Tax Provision (Benefit)	$(2,272)	(44.7)%	$(1,570)	(126.3)%	$5,978

Other Income (Expense) – Other income (expense) is primarily comprised of gain (loss) from investments and gain (loss) on disposal of fixed assets. In the fourth quarter of 2015, the Company’s ownership interest in Wanderful Media, LLC (“Wanderful”) decreased to less than 20 percent of the outstanding membership interests of Wanderful and the Company no longer exerted significant influence over Wanderful. Accordingly, the Company discontinued the use of the equity method of accounting for the investment in Wanderful, and began accounting for the investment under the cost method. In the fourth quarter of 2016, the Company abandoned its remaining ownership interest in Wanderful. For 2014,  total other income (expense), net reflects gains of $18,479 and $77,092 related to Classified Ventures’ sale of apartments.com and the Company’s sale of its membership interest in Classified Ventures, respectively.

On December 22, 2016, the Company completed the sale of land in Providence, Rhode Island, and received net cash proceeds of $921 and a $1,000 three-year note receivable upon closing of the transaction, generating a loss of $216. On December 27, 2016, the Company completed the sale of a parking lot located in downtown Dallas, Texas. The Company received net cash proceeds of $4,458, generating a gain of $1,842.

In 2015, the Company completed the sale of land and a building which served as the headquarters of The Providence Journal. The Company received net proceeds of $6,119 upon closing of the transaction, generating a loss of $265, which was offset by $328 of returned escrow received in 2016. The Company demolished existing structures on an additional property in Providence, Rhode Island, at a cost of $251.

In 2014, the Company sold various parcels of property including land and buildings formerly used as a commercial packaging operation in southern Dallas. This sale generated proceeds of $6,677 and a gain of $1,827. During 2014, the Company received sales proceeds of $3,408 for the sale of land and buildings in Riverside, California, and 97 acres in undeveloped land in southern Dallas, Texas, resulting in gains totaling $862.

Tax provision – A tax benefit of $2,272 was recorded in 2016. The benefit is primarily due to deductions associated with capital losses on the sale of certain investments which will be carried back to 2014 for federal income tax purposes.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 22

Taxable earnings in 2014 included the gains on the sale of Classified Ventures and The Providence Journal.  The Company fully utilized the remaining net operating loss carry forwards of $19,567 available on December 31, 2014, towards its tax obligations. Tax payments of $11,613 and $8,759 were made in 2015 and 2014, respectively, primarily related to the gains on these asset sales.

Critical Accounting Policies and Estimates

A. H. Belo’s consolidated financial statements reflect the application of accounting policies that require management to make significant estimates and assumptions. The Company believes that the following are the critical accounting policies, estimates and assumptions currently affecting A. H. Belo’s financial position and results of operations. See the Notes to the Consolidated Financial Statements, Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards, for additional information concerning significant accounting policies.

Revenue Recognition and Reserves for Uncollectible Accounts Receivables.   The Company’s principal sources of revenue are the advertising space in published issues of its newspapers and on the Company’s and third-party websites, the sale of newspapers to distributors and individual subscribers, as well as amounts charged to customers for commercial printing, distribution and direct mail. Advertising revenue is recorded net of agency commission at the time the advertisements are published in the newspaper and ratably over the period of time the advertisement is placed on the websites. Marketing services revenue is recognized at the time the services are rendered. Proceeds from subscriptions are deferred and included in revenue ratably over the term of the subscriptions. Subscription revenue under buy-sell arrangements with distributors is recorded based on the net amount received from the distributor, whereas subscription revenue under fee-based delivery arrangements with distributors is recorded based on the amount received from the subscriber. Commercial printing and direct mail revenue is recorded when the product is distributed or shipped.

The Company estimates the allowance for doubtful accounts based on historical write-off experience and the Company’s knowledge of the customers’ ability to pay amounts due. Expense for such uncollectible amounts is included in other production, distribution and operating costs.

Goodwill.   Goodwill is recorded at the reporting unit level based on the excess fair value of prior business acquisitions over the fair value of the assets and liabilities acquired. Reporting units of the Company are based on its internal reporting structure and represent a reporting level below an operating segment. Unless qualitative factors allow the Company to conclude it is more-likely-than-not that the fair value of the reporting unit exceeds its carrying value, goodwill is tested for impairment by estimating the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value for the reporting unit’s underlying assets and liabilities is determined and goodwill is adjusted accordingly. In determining the fair value for a reporting unit, the Company considers recent stock and sales transaction prices of peer group companies as well as the present value of expected future cash flows of the reporting unit. Significant assumptions include sales and expense growth rates, discount rates, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by changes in market conditions. The Company performs the goodwill impairment test as of December 31 each fiscal year or when changes in circumstances indicate an impairment event may have occurred. Impairment charges represent noncash charges and do not affect the Company’s liquidity, cash flows from operating activities or have any effect on future operations.

The Company conducted the annual goodwill impairment test as of December 31, 2016, for all reporting units. This test, which was based on the Company’s most recent cash flow forecast, indicated that the Publishing reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $22,682 in the fourth quarter of 2016,  fully impairing the Publishing reporting unit’s goodwill.

Pension.   The Company follows accounting guidance for single-employer defined benefit plans. Plan assets and the projected benefits obligation are measured each December 31, and the Company records as an asset or liability for the net funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to accumulated other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants, to the extent the cumulative balance in accumulated other comprehensive income (loss) exceeds 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. Participation in and accrual of new benefits to participants has been frozen since 2007 and, accordingly, on-going service costs are not a component of net periodic pension expense. From time to time, the Company-sponsored plans may settle pension obligations with certain plan participants through the plans’ master trust as part of its de-risking strategies. The gains or losses associated with settlements of plan obligations to participants are recognized to earnings if such settlements exceed the interest component of net periodic pension cost for the year. Otherwise, such amounts are included in actuarial gains (losses) in accumulated other comprehensive income (loss). Re-measurement of plan assets and liabilities upon a significant settlement or curtailment event is performed based on the values of the month-end closest to the event.

The projected benefit obligations of the A. H. Belo Pension Plans are estimated using the Citigroup Pension Yield Curve, which is based upon a portfolio of high quality corporate debt securities with maturities that correlate to the timing of benefit payments to the

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 23

plans’ participants. Future benefit payments are discounted to their present value at the appropriate yield curve rate to determine the projected benefit obligation outstanding at each year end. The yield curve discount rates as of December 31, 2016 and 2015, were 3.8 percent and 4.0 percent, respectively.

Interest expense included in net periodic pension expense (benefit) is based on the Citigroup Pension Yield Curve established at the beginning of the fiscal year. Interest expense for 2016,  2015 and 2014 was determined using beginning of year yield curve rate of 4.0 percent.

The Company assumed a 6.5 percent long-term rate of return on the plans’ assets in 2016,  2015 and 2014. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans. Investment strategies for the plans’ assets are based upon factors such as the remaining life expectancy of participants and market risks. The Company currently targets the plans’ assets invested in equity securities and fixed-income securities to approximate 50 percent and 50 percent, respectively.

Income Taxes.   The Company uses the asset and liability method of accounting for income taxes and recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company establishes a valuation allowance if it is more-likely-than-not that the deferred tax assets will not be realized. The factors used to assess the likelihood of realization of the deferred tax assets include reversal of future deferred tax liabilities, available tax planning strategies,  future taxable income and taxable income in prior carryback years. In 2015, the FASB issued ASU 2015-17 allowing companies to present deferred tax assets and liabilities as noncurrent in a classified balance sheet. The Company elected to early-adopt this presentation in its Consolidated Balance Sheet as of December 31, 2015.

The Company evaluates any uncertain tax positions each reporting period by tax jurisdiction to determine if it is more-likely-than-not that the tax position will not be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements for such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If a net operating loss or other tax credit carry forward exists, the Company records the unrecognized tax benefits for such tax positions as a reduction to a deferred tax asset. Otherwise, the unrecognized tax benefits are recorded as a liability. The Company records a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in interest expense.

Segments.    The Company operates under two reportable segments. The Publishing segment includes the operating activities associated with the Company’s print operations and its related websites. All other activities are included in the MEMO segment. This segment primarily includes sales of advertising delivered outside the Company’s news platforms, social media management services, and other marketing services designed to provide integrated solutions for optimizing businesses marketing challenges and opportunities. The segment also includes the operations related to the Company’s event marketing services.

Recent Accounting Standards

See the Notes to the Consolidated Financial Statements, Note 1 - Significant Accounting Policies and Recently Issued Accounting Standards, regarding the impact of certain recent accounting pronouncements.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 24

Liquidity and Capital Resources

The Company’s cash balances as of December 31, 2016 and 2015, were $80,071 and $78,380, respectively. The increase in the cash balance during 2016 is primarily due to asset sales and expense management, partially offset by return of capital to shareholders, capital expenditures and lower display, preprint and classified advertising revenues. In 2015, cash balances declined primarily due to the acquisition of DMV Holdings, return of capital to shareholders and payment of income taxes related to the 2014 gain on the sale of assets.

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue from Publishing operations is expected to continue to decline in future periods, operating contributions expected from the Company’s marketing services businesses, as well as planned adjustments for tax, pension and other cost cutting measures, are expected to be sufficient to fund operating activities and capital spending of approximately $13,000 over the next 12 month period,  which includes $7,000 for the Company’s new headquarters.

The future payment of dividends is dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. The Company discontinued share repurchases in December 2015, and current holdings of treasury stock could be used to satisfy its obligations related to share-based awards issued to employees and directors, or can be sold on the open market.

The following discusses the changes in cash flows by  operating, investing and financing activities in 2016,  2015 and 2014.

Operating Cash Flows

Net cash provided by (used for) continuing operations was $7,616,  $(4,779) and $(33,318) in 2016,  2015 and 2014, respectively.

Cash flows from continuing operating activities improved by $12,395 in 2016, primarily due to changes in working capital and other operating assets and liabilities of $8,372.

Cash flows from continuing operating activities increased in 2015 compared to 2014, primarily due to reduced pension contributions of $29,927. No pension contributions were required in 2015. Pension contributions in 2014 included $20,000 of voluntary contributions, which were made to offset taxable income resulting from the disposition of the Company’s Rhode Island and California newspapers and its investment in Classified Ventures.

Cash flows from continuing operating activities decreased in 2014, primarily due to lower display, preprint and classified advertising revenues, which declined by $13,364 in 2014. Cash expenditures increased due to additional pension contributions in 2014 of $17,927, which included required and voluntary contributions of $9,927 and $20,000, respectively. Additional taxes of $7,327 were paid in 2014 resulting from higher taxable earnings from the sale of investments and newspaper assets and operations. The higher expenditures were offset by improved margins of $2,616 related to the marketing services operations.

Net cash provided by (used for) operating activities of discontinued operations was $(24) and $6,856 in 2015 and 2014, respectively. Cash activity in 2014 represented activity related to The Providence Journal operations through its sale date on September 3, 2014. See Note 13 - Discontinued Operations and Sales of Assets.

Investing Cash Flows

Net cash provided by (used for) continuing investing activities was $(1,211),  $(15,270) and $100,942 in 2016,  2015 and 2014, respectively.

Cash flows from continuing investing activities increased in 2016 compared to 2015, primarily due to the 2015 acquisition of DMV Holdings for a purchase price of $14,110. Cash flows used for continuing investing activities in 2016 included capital expenditures of $6,597.

Cash flows from continuing investing activities decreased in 2015 compared to 2014, primarily due to the acquisition of DMV Holdings in 2015 and 2014 cash flows included proceeds related to Classified Ventures transactions. Capital expenditures of $7,572 were offset by $6,119 of proceeds received in 2015 from the sale of the land and building which previously served as the headquarters of The Providence Journal.

Cash flows from continuing investing activities in 2014 included proceeds related to Classified Ventures transactions totaling $100,827. These transactions included $18,861 related to Classified Ventures’ sale of its apartments.com business unit; $77,661 related to the Company’s sale of its units in Classified Ventures, which continued to own and operate cars.com; and an economic parity payment of $3,540 from the Company’s former parent in conjunction with the dissolution of the jointly-owned partnership holding the investment in Classified Ventures, and $765 of dividends.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 25

Proceeds from the sale of fixed assets of $10,085 in 2014 included the divestiture of nonessential real estate assets as well as other minor asset sales. Such proceeds were partially offset by purchases of additional investments for $2,279 and higher capital expenditures of $3,586.

Cash flows from investing activities of discontinued operations in 2014 were $45,561. Cash activity in 2014 represented net proceeds received from the sale of The Providence Journal. See Note 13 - Discontinued Operations and Sales of Assets.

Financing Cash Flows

Net cash used for continuing financing activities was $4,714,  $59,718 and $44,063 in 2016,  2015 and 2014, respectively.

Cash used for continuing financing activities included total dividends paid of $7,029,  $57,200 and $41,012 in 2016,  2015, and 2014, respectively.  Dividends paid in 2015 included a special dividend of $2.25 per share, declared and recorded in 2014, returning $50,148 to shareholders and holders of RSUs. Dividends paid in 2014 included a special dividend of $1.50 per share, returning $33,819 to shareholders and holders of RSUs.

For the years 2015 and 2014, the Company purchased 472,245 and 449,436 shares of its Series A common stock at a total cost of $3,146 and $4,974, respectively, under its share repurchase program. The Company’s agreement to repurchase its shares was terminated in December 2015.

Financing Arrangements

None.

Contractual Obligations

The table below sets forth the summarized commitments of the Company as of December 31, 2016. See the Notes to the Consolidated Financial Statements, Note 10 - Commitments and Contingencies.

	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease commitments	$36,795	$2,180	$2,586	$3,038	$2,403	$1,904	$24,684
Capital commitments	319	319	—	—	—	—	—
Total commitments	$37,114	$2,499	$2,586	$3,038	$2,403	$1,904	$24,684

On December 30, 2016, the Dallas Morning News, Inc., a wholly-owned subsidiary of the Company, entered into a lease for office space for the Company’s new corporate headquarters. The 16-year lease agreement is subject to the landlord’s completion of its construction obligations. The new office space will be occupied by the Company after construction and tenant improvements are complete around mid-year 2017, and the Company will recognize rent expense on a straight-line basis. Per the lease agreement, rent payments will begin in June 2018.

Based on the applicable tax and labor laws governing pension plan funding, the Company expects to make no required contributions to the A. H. Belo Pension Plans in 2017.

On December 9, 2016, the Company announced a $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on February 10, 2017, payable on March 3, 2017.

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

The exercisability of the noncontrolling interest put option is outside the control of the Company. As such, the redeemable noncontrolling interest of $2,670 is reported in the mezzanine equity section of the Consolidated Balance Sheet as of December 31, 2016. In the event that the put option expires unexercised, the related portion of noncontrolling interest would be classified as a component of equity in the Consolidated Balance Sheets.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 26

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A. H. Belo has exposure to changes in the price of newsprint. The Company does not engage in the purchase of derivative contracts to hedge against price fluctuations that may occur. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of this risk.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm, are included herein starting on page 34 of this Annual Report on Form 10-K.

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

The Company’s management, with the participation of its Chief Executive Officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2016. Based on that evaluation, management concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The management of A. H. Belo is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Chief Executive Officer and principal financial officer, an assessment of the effectiveness of internal control over financial reporting was conducted as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2016.

Audit Opinion on Internal Control over Financial Reporting

The effectiveness of the Company’s internal control over financial reporting was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 34, of this Annual Report on Form 10-K, which is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 27

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the headings “A. H. Belo Corporation Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance – Committees of the Board – Audit Committee,” “Corporate Governance – Committees of the Board – Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2017, is incorporated herein by reference.

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

Shareholders can also obtain, without charge, printed copies of any of the materials referred to above by contacting the Company at the following address:

A. H. Belo Corporation

P. O. Box 224866

Dallas, Texas 75222-4866

Attn: Investor Relations

Telephone: (214) 977-8222

Item 11. Executive Compensation

The information set forth under the headings “Corporate Governance – Committees of the Board – Compensation Committee,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation Discussion and Analysis, – Compensation Committee Report, – Summary Compensation Table, – Grants of Plan-Based Awards in 2016, – Outstanding A. H. Belo Equity Awards at Fiscal Year-End 2016, – Option Exercises and Stock Vested in 2016, – Post-Employment Benefits, – Pension Benefits at December 31, 2016, – Non-Qualified Deferred Compensation for 2016, – Change in Control Arrangements and Other Agreements Upon Termination of Employment, – Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2016,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Director Compensation” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2017, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “A. H. Belo Corporation Stock Ownership of Directors and Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2017, is incorporated herein by reference.

Information regarding the number of shares of common stock authorized for issuance under the Company’s equity compensation plans is included in the Notes to the Consolidated Financial Statements,  Note 5 - Long-term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Certain Relationships” and “Corporate Governance – Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2017, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2017, is incorporated herein by reference.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 28

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

Amended and Restated Bylaws of the Company, effective December 11, 2014 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2014 (Securities and Exchange Commission File No. 001-33741))

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
(1) *

Asset Purchase Agreement by and between the Press-Enterprise Company, AHC California Properties LLC, A. H. Belo Management Services, Inc. and Freedom Communications Holdings, Inc. dated October 9, 2013 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2013 (Securities and Exchange Commission file no. 001-33741) (the “October 11, 2013 Form 8-K”))

(2) * Form of Limited Guaranty by and between A. H. Belo Corporation and Freedom Communications Holdings, Inc (Exhibit 10.2 to the October 11, 2013 Form 8-K)
(3) *

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

(4) *

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

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 29

Exhibit Number		Description
		(5)	*

Asset Purchase Agreement among The Providence Journal Company and LMG Rhode Island Holdings, Inc. dated as of July 22, 2014 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014 (Securities and Exchange Commission file no. 001-33741))

		(6)	*

Unit Purchase Agreement dated August 5, 2014 by and among Gannett Company, Inc., Classified Ventures, LLC, and Unitholders of Classified Ventures, LLC (Exhibit 2.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2014 (Securities and Exchange Commission file no. 001-33741))

		(7)	*

Sublease Agreement for Old Dallas Library Building dated December 30, 2016 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2017 (Securities and Exchange Commission File No. 001‑33741) (the “January 3, 2017 Form 8-K”))

		(8)	*	Guaranty of Lease dated December 30, 2016 (Exhibit 10.2 to the January 3, 2017 Form 8-K)
10.2	*	Compensatory plans and arrangements:
		~(1)	*

A. H. Belo Savings Plan as Amended and Restated Effective January 1, 2015 (Exhibit 10.2(1) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2015 (Securities and Exchange Commission File No. 001-33741))

			*	(a)

First Amendment to the A. H. Belo Savings Plan effective January 1, 2016 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on November 1, 2016 (Securities and Exchange Commission File No. 001-33741))

			*	(b)

Second Amendment to the A. H. Belo Savings Plan effective September 8, 2016 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on November 1, 2016 (Securities and Exchange Commission File No. 001-33741))

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

Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (for Non‑Employee Director Awards) (Exhibit 10.2(2)(b) to the Company’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on May 13, 2010 (Securities and Exchange Commission File No. 001‑33741) (the “1st Quarter 2010 Form 10‑Q”))

			*	(c) Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2(2)(c) to the 1st Quarter 2010 Form 10‑Q)
			*	(d)

Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on March 12, 2012 (Securities and Exchange Commission File No. 001‑33741) (the “March 12, 2012 Form 8-K”))

			*	(e) Form of A. H. Belo Cash Long‑Term Incentive Evidence of Grant (for Employee Awards) (Exhibit 10.2 to the March 12, 2012 Form 8-K)
		~(3)	*	A. H. Belo Pension Transition Supplement Restoration Plan effective January 1, 2008 (Exhibit 10.6 to the February 12, 2008 Form 8‑K)
			*	(a) First Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated March 31, 2009 (Exhibit 10.4 to the April 2, 2009 Form 8‑K)
			*	(b)

Second Amendment to the A. H. Belo Pension Transition Supplement Restoration Plan dated July 29, 2016 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2016 (Securities and Exchange Commission File No. 001-33741))

		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a) Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)
		~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the June 19, 2013 Form 8-K)

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 30

Exhibit Number		Description
		~(6)	*

Timothy M. Storer Employment Agreement dated March 2, 2017 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2017 (Securities and Exchange Commission File No. 001-33741) (the “March 6, 2017 Form 8-K”))

			*	(a) Timothy M. Storer PBRSU Award Notice dated March 2, 2017 (Exhibit 10.2 to the March 6, 2017 Form 8-K)
10.3	*		Agreements relating to the separation of A. H. Belo from its former parent company:
		(1)	*

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

12				Computation of Ratio of Earnings to Fixed Charges
21				Subsidiaries of the Company
23.1				Consent of KPMG LLP
23.2				Consent of Moss Adams LLP
24				Power of Attorney (set forth on the signature page(s) hereof)
31.1				Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2				Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32				Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
99.1				Wanderful Media, LLC financial statements
101.INS				** XBRL Instance Document
101.SCH				** XBRL Taxonomy Extension Scheme
101.CAL				** XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF				** XBRL Taxonomy Extension Definition Linkbase Document
101.LAB				** XBRL Taxonomy Extension Label Linkbase Document
101.PRE				** XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	James M. Moroney III
James M. Moroney III
Chairman of the Board, President and
Chief Executive Officer

Dated:	March 10, 2017

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 32

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Moroney III	Chairman of the Board, President and Chief Executive Officer	March 10, 2017
James M. Moroney III

/s/ Robert W. Decherd	Director	March 10, 2017
Robert W. Decherd

/s/ John A. Beckert	Director	March 10, 2017
John A. Beckert

/s/ Louis E. Caldera	Director	March 10, 2017
Louis E. Caldera

/s/ Ronald D. McCray	Director	March 10, 2017
Ronald D. McCray

/s/ Tyree B. Miller	Director	March 10, 2017
Tyree B. Miller

/s/ John P. Puerner	Director	March 10, 2017
John P. Puerner

/s/ Nicole G. Small	Director	March 10, 2017
Nicole G. Small

/s/ Katy Murray	Senior Vice President/	March 10, 2017
Katy Murray	Chief Financial Officer (Principal Financial Officer)

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 33

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

A. H. Belo Corporation:

We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited A. H. Belo Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A. H. Belo Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A. H. Belo Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, A. H. Belo Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Dallas, Texas

March 10, 2017

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 34

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
In thousands, except share and per share amounts	2016	2015	2014
Net Operating Revenue:
Advertising and marketing services	$150,315	$156,790	$158,183
Circulation	79,619	83,581	84,922
Printing, distribution and other	30,050	31,737	29,683
Total net operating revenue	259,984	272,108	272,788
Operating Costs and Expense:
Employee compensation and benefits	104,009	120,818	111,710
Other production, distribution and operating costs	119,830	125,829	122,239
Newsprint, ink and other supplies	25,590	30,892	32,507
Depreciation	10,713	11,515	13,820
Amortization	906	1,349	198
Goodwill impairment	22,682	—	—
Total operating costs and expense	283,730	290,403	280,474
Operating loss	(23,746)	(18,295)	(7,686)
Other Income (Expense):
Gain (loss) from equity method investments, net	—	(1,065)	93,898
Other income (expense), net	2,294	(404)	5,773
Total other income (expense), net	2,294	(1,469)	99,671
Income (Loss) from Continuing Operations Before Income Taxes	(21,452)	(19,764)	91,985
Income tax provision (benefit)	(2,272)	(1,570)	5,978
Income (Loss) from Continuing Operations	(19,180)	(18,194)	86,007
Income from discontinued operations	—	—	4,064
Gain (loss) from divestiture of discontinued operations	—	(63)	17,057
Tax expense from discontinued operations	—	—	14,351
Income (Loss) from Discontinued Operations	—	(63)	6,770
Net Income (Loss)	(19,180)	(18,257)	92,777
Net income (loss) attributable to noncontrolling interests	130	(415)	(152)
Net Income (Loss) Attributable to A. H. Belo Corporation	$(19,310)	$(17,842)	$92,929

Per Share Basis
Basic
Continuing operations	$(0.90)	$(0.84)	$3.84
Discontinued operations	—	—	0.31
Net income (loss) attributable to A. H. Belo Corporation	$(0.90)	$(0.84)	$4.15

Diluted
Continuing operations	$(0.90)	$(0.84)	$3.82
Discontinued operations	—	—	0.31
Net income (loss) attributable to A. H. Belo Corporation	$(0.90)	$(0.84)	$4.13

Number of common shares used in the per share calculation:
Basic	21,620,539	21,408,940	21,899,602
Diluted	21,620,539	21,408,940	22,006,022

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 35

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In thousands	2016	2015	2014
Net Income (Loss)	$(19,180)	$(18,257)	$92,777
Other Comprehensive Income (Loss):
Actuarial gains (losses)	(810)	2,742	(49,228)
Amortization of actuarial (gains) losses, net of tax	(56)	16,183	6,954
Total other comprehensive income (loss)	(866)	18,925	(42,274)
Comprehensive Income (Loss)	(20,046)	668	50,503
Comprehensive income (loss) attributable to noncontrolling interests	130	(415)	(152)
Total Comprehensive Income (Loss) Attributable to A. H. Belo Corporation	$(20,176)	$1,083	$50,655

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 36

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
In thousands, except share amounts	2016	2015
Assets
Current assets:
Cash and cash equivalents	$80,071	$78,380
Accounts receivable (net of allowance of $1,115 and $1,441 at December 31, 2016 and December 31, 2015, respectively)	29,114	31,502
Inventories	3,386	4,052
Prepaids and other current assets	9,553	9,415
Total current assets	122,124	123,349
Property, plant and equipment, at cost	445,874	448,223
Less accumulated depreciation	(402,115)	(396,865)
Property, plant and equipment, net	43,759	51,358
Intangible assets, net	4,872	5,778
Goodwill	14,201	36,883
Other assets	7,775	4,133
Total assets	$192,731	$221,501
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,036	$12,736
Accrued compensation and benefits	8,657	7,100
Other accrued expense	6,318	4,712
Advance subscription payments	13,243	14,424
Total current liabilities	37,254	38,972
Long-term pension liabilities	54,843	57,446
Other post-employment benefits	2,329	2,489
Deferred income taxes, net	—	1,046
Other liabilities	6,483	1,277
Total liabilities	100,909	101,230
Noncontrolling interest - redeemable	2,670	1,421
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,620,461 and 20,522,503 shares at December 31, 2016 and December 31, 2015, respectively	207	205
Series B: issued 2,472,680 and 2,387,509 shares at December 31, 2016 and December 31, 2015, respectively	24	24
Treasury stock, Series A, at cost; 1,416,881 shares held at December 31, 2016 and December 31, 2015	(11,233)	(11,233)
Additional paid-in capital	499,552	500,449
Accumulated other comprehensive loss	(39,308)	(38,442)
Accumulated deficit	(361,324)	(333,222)
Total shareholders’ equity attributable to A. H. Belo Corporation	87,918	117,781
Noncontrolling interests	1,234	1,069
Total shareholders’ equity	89,152	118,850
Total liabilities and shareholders’ equity	$192,731	$221,501

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 37

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2013	19,931,599	2,397,155	$223	$496,682	(495,200)	$(3,113)	$(15,093)	$(310,099)	$176	$168,776
Net income (loss)	—	—	—	—	—	—	—	92,929	(152)	92,777
Other comprehensive loss	—	—	—	—	—	—	(42,274)	—	—	(42,274)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	232	232
Treasury stock purchases	—	—	—	—	(449,436)	(4,974)	—	—	—	(4,974)
Issuance of shares for restricted stock units	210,522	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	190,462	—	2	939	—	—	—	—	—	941
Excess tax benefit on share-based compensation	—	—	—	933	—	—	—	—	—	933
Share-based compensation	—	—	—	768	—	—	—	—	—	768
Conversion of Series B to Series A	8,918	(8,918)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(91,160)	—	(91,160)
Balance at December 31, 2014	20,341,501	2,388,237	$227	$499,320	(944,636)	$(8,087)	$(57,367)	$(308,330)	$256	$126,019
Net loss	—	—	—	—	—	—	—	(17,842)	(415)	(18,257)
Other comprehensive income	—	—	—	—	—	—	18,925	—	—	18,925
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1,210	1,210
Treasury stock purchases	—	—	—	—	(472,245)	(3,146)	—	—	—	(3,146)
Issuance of shares for restricted stock units	162,274	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	18,000	—	—	71	—	—	—	—	—	71
Excess tax benefit on share-based compensation	—	—	—	557	—	—	—	—	—	557
Share-based compensation	—	—	—	605	—	—	—	—	—	605
Redeemable noncontrolling interest	—	—	—	(102)	—	—	—	—	18	(84)
Conversion of Series B to Series A	728	(728)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(7,050)	—	(7,050)
Balance at December 31, 2015	20,522,503	2,387,509	$229	$500,449	(1,416,881)	$(11,233)	$(38,442)	$(333,222)	$1,069	$118,850
Net income (loss)	—	—	—	—	—	—	—	(19,310)	77	(19,233)
Other comprehensive loss	—	—	—	—	—	—	(866)	—	—	(866)
Distributions to noncontrolling interests	—	—	—	—	—	—		—	(308)	(308)
Capital contributions from noncontrolling interests	—	—	—	(396)	—	—	—	—	396	—
Issuance of shares for restricted stock units	97,203	—	1	(1)	—	—	—	—	—	—
Issuance of shares for stock option exercises	—	85,926	1	155	—	—	—	—	—	156
Share-based compensation	—	—	—	640	—	—	—	—	—	640
Redeemable noncontrolling interest	—	—	—	(1,295)	—	—	—	—	—	(1,295)
Conversion of Series B to Series A	755	(755)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(8,792)	—	(8,792)
Balance at December 31, 2016	20,620,461	2,472,680	$231	$499,552	(1,416,881)	$(11,233)	$(39,308)	$(361,324)	$1,234	$89,152

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 38

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2016	2015	2014
Operating Activities
Net income (loss)	$(19,180)	$(18,257)	$92,777
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
(Income) loss from discontinued operations	—	63	(6,770)
Depreciation and amortization	11,619	12,864	14,018
Net periodic pension and other post-employment (benefit) expense	(3,538)	10,423	3,479
Contributions to defined benefit pension plans	—	—	(29,927)
Equity method investment (gain) loss in excess of dividends	—	1,440	(18,677)
Share-based compensation	640	605	702
Deferred income taxes	(1,046)	(1,572)	780
(Gain) loss on investment related activity	200	(1,045)	(78,762)
(Gain) loss on disposal of fixed assets	(1,950)	478	(2,787)
Goodwill impairment	22,682	—	—
Other operating activities	—	405	(672)
Changes in working capital and other operating assets and liabilities, net of acquisitions
Accounts receivable	2,388	2,894	1,002
Inventories, prepaids and other current assets	528	(144)	(2,138)
Other assets	(2,592)	(363)	343
Accounts payable	(3,700)	85	(813)
Compensation and benefit obligations	1,777	(2,133)	(2,564)
Other accrued expenses	1,060	(9,052)	(4,304)
Advance subscription payments	(1,181)	(1,470)	1,052
Other post-employment benefits	(91)	—	(57)
Net cash provided by (used for) continuing operations	7,616	(4,779)	(33,318)
Net cash provided by (used for) discontinued operations	—	(24)	6,856
Net cash provided by (used for) operating activities	7,616	(4,803)	(26,462)
Investing Activities
Acquisition costs, net of cash acquired	—	(14,110)	—
Sales of assets	5,636	5,866	10,085
Purchases of assets	(6,597)	(7,572)	(7,844)
Other investment related proceeds	—	1,046	100,980
Purchases of investments	(250)	(500)	(2,279)
Net cash provided by (used for) continuing investing activities	(1,211)	(15,270)	100,942
Net cash provided by discontinued investing activities	—	—	45,561
Net cash provided by (used for) investing activities	(1,211)	(15,270)	146,503
Financing Activities
Dividends paid	(7,029)	(57,200)	(41,012)
Proceeds from other financing activities	2,566	—	—
Distributions to noncontrolling interests	(407)	—	—
Purchases of treasury stock	—	(3,146)	(4,974)
Proceeds from exercise of stock options	156	71	941
Excess tax benefit on share-based compensation	—	557	933
Capital contributions from noncontrolling interests	—	—	49
Net cash used for financing activities	(4,714)	(59,718)	(44,063)
Net increase (decrease) in cash and cash equivalents	1,691	(79,791)	75,978
Cash and cash equivalents, beginning of period	78,380	158,171	82,193
Cash and cash equivalents, end of period	$80,071	$78,380	$158,171

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 39

A. H. Belo Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1: Significant Accounting Policies and Recently Issued Accounting Standards

Description of Business.   A. H. Belo Corporation and subsidiaries are referred to collectively herein as “A. H. Belo” or the “Company.” The Company, headquartered in Dallas, Texas, is a leading local news and information publishing company with commercial printing, distribution and direct mail capabilities, as well as expertise in emerging media and digital marketing. With a continued focus on extending the Company’s media platform, A. H. Belo delivers news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles. The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. A. H. Belo also offers digital marketing solutions through DMV Digital Holdings Company (“DMV Holdings”) and Your Speakeasy, LLC (“Speakeasy”), and provides event activation, promotion and marketing services through DMN CrowdSource LLC (“CrowdSource”).

Basis of Presentation.   The consolidated financial statements included herein include adjustments of a normal recurring nature which, in the Company’s opinion, are necessary to present fairly the consolidated financial information as of and for the periods indicated. All significant intercompany balances and transactions have been eliminated in consolidation. A. H. Belo consolidates the financial results of the entities in which it has controlling financial interests, including DMV Holdings and Speakeasy, in which the Company holds ownership percentages of 80 percent and 70 percent, respectively. As a consequence, the assets and liabilities of such entities are presented on a consolidated basis in A. H. Belo’s financial statements. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

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

Accounts Receivable.   Accounts receivable are reported net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical write-off experience and the Company’s knowledge of the customers’ ability to pay amounts due. Accounts are written-off after all collection efforts fail; generally, after one year has expired. Expense for such uncollectible amounts is included in other production, distribution and operating costs. Bad debt expense for 2016 and 2015 was $1,712 and $2,168, respectively. Write-offs, net of recoveries and other adjustments for 2016 and 2015 were $2,039 and $1,989, respectively.

Risk Concentration.   A significant portion of the Company’s customer base is concentrated within the North Texas geographical area. The Company generally extends credit to customers, and the ultimate collection of accounts receivable could be affected by the national and local economy. Management continually performs credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. The Company maintains an allowance for losses based upon the collectability of accounts receivable. Management does not believe significant credit risk exists that could have a material adverse effect on the Company’s consolidated financial condition, liquidity or results of operations.

Inventories.   Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are recorded at the lower of cost or market value. Cost is determined by the weighted average purchase price of the inventory acquired.

Property, Plant and Equipment.   The Company records property, plant and equipment at cost or its fair value if acquired through a business acquisition or non-monetary exchange. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets and depreciable assets are reviewed to ensure the remaining useful life of the assets continues to be appropriate. An adjustment resulting from a change in the estimated useful life of an asset is recorded to depreciation expense on a prospective basis.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 40

The table below sets forth property, plant and equipment by type.

	December 31,		Estimated
	2016	2015	Useful Lives
Land	$11,384	$16,066
Buildings and improvements	133,441	133,355	5 - 30 years
Publishing equipment	217,221	214,608	3 - 20 years
Other	81,724	82,530	3 - 10 years
Construction in process	2,104	1,664
Total	445,874	448,223
Less accumulated depreciation	(402,115)	(396,865)
Property, plant and equipment, net	$43,759	$51,358

Goodwill.   Goodwill is recorded at the reporting unit level based on the excess fair value of prior business acquisitions over the fair value of the assets and liabilities acquired. Reporting units of the Company are based on its internal reporting structure and represent a reporting level below an operating segment. Unless qualitative factors allow the Company to conclude it is more-likely-than-not that the fair value of the reporting unit exceeds its carrying value, goodwill is tested for impairment by estimating the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value for the reporting unit’s underlying assets and liabilities is determined and goodwill is adjusted accordingly. In determining the fair value for a reporting unit, the Company considers recent stock and sales transaction prices of peer group companies as well as the present value of expected future cash flows of the reporting unit. Significant assumptions include sales and expense growth rates, discount rates, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by changes in market conditions. The Company performs the goodwill impairment test as of December 31 each fiscal year or when changes in circumstances indicate an impairment event may have occurred. Impairment charges represent noncash charges and do not affect the Company’s liquidity, cash flows from operating activities or have any effect on future operations.

The Company conducted the annual goodwill impairment test as of December 31, 2016, for all reporting units. This test, which was based on the Company’s most recent cash flow forecast, indicated that the Publishing reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $22,682 in the fourth quarter of 2016, fully impairing the Publishing reporting unit’s goodwill.

Long-Lived Assets.   The Company evaluates its ability to recover the carrying value of property, plant and equipment and finite-lived intangible assets, using the lowest level of cash flows associated with the assets, which are grouped based on the Company’s intended use of these assets. This evaluation is performed whenever a change in circumstances indicates that the carrying value of an asset group may not be recoverable. If the analysis of undiscounted future cash flows indicates the carrying value of the long-lived assets cannot be recovered, the assets are adjusted to the lower of its carrying value or fair value.

Investments.   The Company owns certain equity securities in companies in which it does not exercise control. These investments are recorded under the cost method and the Company recognizes income or loss upon the receipt of dividends or distributions, or upon liquidation of the investment. The Company evaluates its ability to recover the carrying value of cost method investments based upon the financial strength of the investee. If the Company determines the carrying value is not recoverable, an impairment charge is recorded for the difference between the fair value of the investment and the carrying value. For those investments where the Company is able to exercise significant influence over the investee as defined under ASC 323 – Equity Method and Joint Ventures, the Company accounts for the investment under the equity method of accounting, recognizing its share of the investee’s income or loss as a component of earnings. As of December 31, 2016, the Company did not have any equity method investments.

In the fourth quarter of 2015, the Company’s ownership interest in Wanderful Media, LLC (“Wanderful”) decreased to less than 20 percent of the outstanding membership interests of Wanderful and the Company no longer exerted significant influence over Wanderful. Accordingly, the Company discontinued the use of the equity method of accounting for the investment in Wanderful, and began accounting for the investment under the cost method. In the fourth quarter of 2016, the Company abandoned its remaining ownership interest in Wanderful.

Pension.   The Company follows accounting guidance for single-employer defined benefit plans. Plan assets and the projected benefits obligation are measured each December 31, and the Company records as an asset or liability the net funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to accumulated other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants, to the extent the cumulative balance in accumulated other comprehensive income (loss) exceeds 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. Participation in and accrual of new benefits to participants has been frozen since 2007 and,

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 41

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

Long-Term Incentive Plan.   The Company sponsors a long-term incentive plan (the “Plan”) under which it issues restricted stock units (“RSUs”) and cash awards to directors and certain employees of the Company. The fair value of awards issued under the Plan is recognized to expense over the requisite service period. The fair value of RSUs is established at the closing price of the Company’s common stock on the date of grant. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of up to three years. The Company records a liability for the portion of the outstanding RSUs to be redeemed in cash, which is adjusted to its fair value each period, based on the closing price of the Company’s common stock.

Under the long-term incentive plan, options can be issued to directors and employees of the Company. All outstanding options issued against the Company’s stock were fully vested and recognized to earnings as of December 31, 2016.

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

In 2012, the Company’s board of directors authorized the purchase of the A. H. Belo Series A or Series B common stock, for use other than retirement, through open market purchases, privately negotiated transactions or otherwise. The Company’s agreement to repurchase its shares was terminated in December 2015. Treasury stock acquired under the repurchase program is recorded at cost, reducing shareholders’ equity. The acquired shares are available for sale on the open market or for settlement of obligations related to its share-based awards.

Accumulated other comprehensive loss consists of actuarial gains and losses associated with the A. H. Belo Pension Plans (“Pension Plans”) and other post-employment benefit (“OPEB”) plans. The cumulative balances are amortized to earnings over the weighted average remaining life expectancy of the participants to the extent such balances exceed 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. The Company discloses amounts reclassified from accumulated other comprehensive loss to net income in Note 8 - Shareholders' Equity.

Revenue Recognition.   The Company’s principal sources of revenue are the advertising space in published issues of its newspapers and on the Company’s and third-party websites, the sale of newspapers to distributors and individual subscribers, as well as amounts charged to customers for commercial printing, distribution and direct mail. Advertising revenue is recorded net of agency commission at the time the advertisements are published in the newspaper and ratably over the period of time the advertisement is placed on the websites. Marketing services revenue is recognized at the time the services are rendered. Proceeds from subscriptions are deferred and included in revenue ratably over the term of the subscriptions. Subscription revenue under buy-sell arrangements with distributors is recorded based on the net amount received from the distributor, whereas subscription revenue under fee-based delivery arrangements with distributors is recorded based on the amount received from the subscriber. Commercial printing and direct mail revenue is recorded when the product is distributed or shipped.

Income Taxes.   The Company uses the asset and liability method of accounting for income taxes and recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company establishes a valuation allowance if it is more-likely-than-not that the deferred tax assets will not be realized. The factors used to assess the likelihood of realization of the deferred tax assets include reversal of future deferred tax liabilities, available tax planning strategies, future taxable income and taxable income in prior carryback years. In 2015, the FASB issued ASU 2015-17 allowing companies to present deferred tax assets and liabilities as noncurrent in a classified balance sheet. The Company elected to early-adopt this presentation in its Consolidated Balance Sheet as of December 31, 2015.

The Company evaluates any uncertain tax positions each reporting period by tax jurisdiction to determine if it is more-likely-than-not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements for such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If a net operating loss or other tax credit carry forward exists, the Company records the unrecognized tax benefits for such tax positions as a reduction to a deferred tax asset. Otherwise, the unrecognized tax benefits are recorded as a liability. The Company records a liability for uncertain tax positions taken or expected to

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 42

be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in interest expense.

Use of Estimates.   Company management makes estimates and assumptions that affect the amounts and disclosures reported in its financial statements and include valuation allowances for doubtful accounts, uncertain tax positions and deferred tax assets, fair value measurements related to assets held for sale, pension plan assets and equity based compensation, actuarial liabilities related to self-insured risks, pension plan obligations and assumptions related to impairment and recovery of goodwill and long-lived assets. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Segments.    The Company operates under two reportable segments. The Publishing (“Publishing”) segment includes the operating activities associated with the Company’s print operations and its related websites. All other activities are included in the marketing, event marketing and other services segment (“MEMO”). This segment primarily includes sales of advertising delivered outside the Company’s news platforms, social media management services, and other marketing services designed to provide integrated solutions for optimizing businesses marketing challenges and opportunities. The segment also includes the operations related to the Company’s event marketing services.

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

In March 2016, the FASB issued ASU 2016-09 – Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company early adopted this standard prospectively in the first quarter of 2016. Adoption of this standard did not materially impact the Company's consolidated financial statements.

New Accounting Pronouncements.    The FASB has issued the following accounting pronouncements and guidance which may be applicable to the Company but have not yet become effective.

In May 2014, the FASB issued ASU 2014-09 –  Revenue from Contracts with Customers (Topic 606). This guidance prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The core principle contemplated by this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Since May 2014, the FASB issued clarifying updates to the new standard specifically to address certain core principles

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 43

including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, noncash considerations, contract modifications, and completed contracts at transition. The new guidance will supersede virtually all existing revenue guidance under GAAP and is effective for fiscal years beginning after December 31, 2017.

The Company currently anticipates adopting ASU 2014-09 using the modified retrospective approach as of January 1, 2018. This approach consists of recognizing the cumulative effect of initially applying the standard as an adjustment to opening retained earnings. The Company is currently evaluating the impact that the updated guidance will have on the Company’s financial statements and related disclosures. The Company will utilize a bottoms-up approach to analyze the impact of the standard on the Company’s portfolio of contracts by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company’s existing revenue contracts. The Company expects to complete this evaluation prior to the fourth quarter of 2017.

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). This update requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases. The liability will be equal to the present value of lease payments. The asset will generally be based on the liability. For income statement purposes operating leases will result in straight-line expense and finance leases will result in expenses similar to current capital leases. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. The guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and will be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

Note 2:  Acquisitions

In January 2015, the Company acquired an 80 percent voting interest in DMV Digital Holdings Company, which holds all outstanding ownership interests of three Dallas-based businesses, Distribion, Inc., Vertical Nerve, Inc. and CDFX, LLC. These businesses specialize in local marketing automation, search engine marketing, and direct mail and promotional products, respectively. The Company believes this acquisition complements the product and service offerings currently available to A. H. Belo clients, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market.

The Company’s interest in DMV Holdings was acquired for a cash purchase price of $14,110. Transaction costs related to the purchase are a component of other production, distribution and operating costs and totaled $1,288. The estimated fair value of the acquired businesses totaled $17,829, of which $2,548 was attributed to noncontrolling interests. Approximately $807 of goodwill acquired is expected to be deductible for tax purposes. On March 2, 2017, the Company acquired the remaining 20 percent voting interest in DMV Holdings for $7,120.

As further discussed in Note 10 - Commitments and Contingencies and Note 11 - Redeemable Noncontrolling Interest the contribution agreement included provisions for two pro-rata distributions and an embedded put option arrangement with certain noncontrolling shareholders of DMV Holdings. The allocation of the purchase price was completed in the fourth quarter of 2015 and is summarized as follows:

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

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 44

Operating results of the businesses acquired have been included in the Consolidated Statements of Operations from the acquisition date forward. Revenue from marketing services is recognized at the time services are delivered and upfront fees, if any, are recognized over the life of the contractual arrangement. Operating results for 2015, related to the acquired businesses, included $10,138 of operating revenue, which included $1,137 of intercompany sales and a pretax income of $95 before adjusting for noncontrolling interests. Pro forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

Additionally, on February 16, 2017, the Company acquired the remaining 30 percent voting interest in Speakeasy for $2,111.

Note 3:  Segment Reporting

The Company has identified two reportable segments based on management and internal reporting structures as well as product and service offerings: Publishing (“Publishing”) and Marketing, Event Marketing and Other Services (“MEMO”).

The Publishing segment includes the Company’s core print operations associated with its newspapers, niche publications and related websites. These operations generate revenue from sales of advertising within its newspaper and digital platforms, subscription and retail sales of newspapers and commercial printing and distribution services primarily related to national and regional newspapers and preprint advertisers. Businesses within the Publishing segment leverage production facilities, subscriber base and digital news platforms to provide additional contribution margin. The Company assesses the performance of the Publishing segment on the basis of operating profit and cash flows from operating activities. In 2015, the Company initiated cost reductions through a voluntary severance option offered to certain newsroom employees and other headcount reductions. Through these initiatives, the Company eliminated 70 positions resulting in severance and other related costs of approximately $2,891 in employee compensation and benefits during 2015.

The MEMO segment is comprised of the Company’s marketing, event marketing and other businesses. Marketing services and product offerings include multi-channel marketing services, targeted-channel marketing services, marketing analytics, content development, social media management and other consulting services. Marketing services also include non-digital marketing products, including sales of business promotional items and sales of pay-for-performance services directed primarily to other newspaper companies. Marketing services include the operations of DMV Holdings, Speakeasy and Proven Performance Media, as well as its operating division doing business as Connect and its cars.com sales division.

Event marketing includes the operations of CrowdSource, which provides event activation, promotion and marketing services.

The Company assesses the performance of the MEMO segment on the basis of revenue growth and operating profit in conjunction with the expansion of these businesses within their respective markets.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 45

The following tables show summarized financial information for the Company’s reportable segments.

	Years Ended December 31,
	2016	2015	2014
Revenue
Publishing	$215,559	$236,166	$250,112
MEMO	44,425	35,942	22,676
Total	$259,984	$272,108	$272,788

Operating Income (Loss)
Publishing	$(26,925)	$(18,350)	$(9,881)
MEMO	3,179	55	2,195
Total	$(23,746)	$(18,295)	$(7,686)

Noncash Expenses
Publishing
Depreciation	$10,633	$11,401	$13,672
Amortization	—	120	121
Goodwill impairment	22,682	—	—
Pension settlement	—	14,964	7,648
Total	$33,315	$26,485	$21,441

MEMO
Depreciation	$80	$114	$148
Amortization	906	1,229	77
Total	$986	$1,343	$225

	December 31,
	2016	2015
Total Assets
Publishing	$168,641	$196,912
MEMO	24,090	24,589
Total	$192,731	$221,501

Note 4: Goodwill and Intangible Assets

The Company records goodwill and intangible assets from previous acquisitions. In 2015, the Company reorganized reporting units, aligning resources consistent with management’s operating strategies. The Company’s Publishing segment operates as a single reporting unit and the MEMO segment includes reporting units for marketing services operations and event marketing operations. The table below sets forth the goodwill and other intangible assets by reportable segment as of December 31, 2016 and 2015.

	December 31,
	2016	2015
Goodwill
Publishing	$—	$22,682
MEMO	14,201	14,201
Total	$14,201	$36,883

Intangible Assets
MEMO
Cost	$6,710	$6,710
Accumulated Amortization	(1,838)	(932)
Net Carrying Value	$4,872	$5,778

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 46

Intangible assets consist of $5,190 of customer relationships with estimated useful lives of 10 years and $1,520 of developed technology with an estimated useful life of five years. Aggregate amortization expense was $906 and $1,349 for 2016 and 2015, respectively. Annual amortization expense is expected to approximate $799 in 2017 through 2019, and approximately $495 thereafter until the carrying value is fully amortized.

The Company tested goodwill for impairment as of December 31, 2016 at the reporting unit level using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital, combined with a market approach using peer-based earnings multiples. The Company believes the use of a discounted cash flow approach, combined with the market approach, is the most reliable indicator of the estimated fair values of the businesses.

Because the Company’s annual test indicated that the Publishing reporting unit’s carrying value exceeded its estimated fair value, a second phase of the goodwill impairment test (“Step 2”) was performed specific to the Publishing reporting unit. Under Step 2, the fair value of the Publishing reporting unit’s assets and liabilities were estimated, including intangible assets, for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the recorded goodwill to determine the amount of the impairment.

Upon completion of the annual test, the Publishing reporting unit’s goodwill was determined to be impaired, and the Company recorded a noncash goodwill impairment charge of $22,682 in the fourth quarter of 2016, fully impairing  the Publishing reporting unit’s goodwill.

Note 5: Long-term Incentive Plan

A. H. Belo sponsors a long-term incentive plan under which 8,000,000 shares of the Company’s Series A and Series B common stock are authorized for equity-based awards. Awards may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards, RSUs, performance shares, performance units or stock appreciation rights. In addition, stock options may be accompanied by full and limited stock appreciation rights. Rights and limited stock appreciation rights may also be issued without accompanying stock options. Awards under the Plan were also granted to holders of stock options issued by A. H. Belo’s former parent company in connection with the Company’s separation from its former parent in 2008.

Stock Options.   Stock options granted under the Plan are fully vested and exercisable. No options have been granted by the Company since 2009, and all compensation expense associated with stock options has been fully recognized as of December 31, 2016.

The table below sets forth a summary of stock option activity under the Plan.

	Number of Options	WeightedAverage Exercise Price
Outstanding at December 31, 2015	259,311	$8.37
Exercised	(85,926)	1.81
Canceled	(58,406)	18.33
Outstanding at December 31, 2016	114,979	8.21

The aggregate intrinsic value of options exercised in 2016,  2015 and 2014 was $300,  $100 and $1,099, respectively. The aggregate intrinsic value of outstanding options at December 31, 2016 was $13. The weighted-average remaining contractual life of the Company’s stock options was 1.4 years as of December 31, 2016.

Restricted Stock Units.    The Company’s RSUs have a  service condition and, subject to retirement eligibility, vest over a period of up to three years. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of up to three years. As of December 31, 2016, the liability for the portion of the awards to be redeemed in cash was $769. The table below sets forth a summary of RSU activity under the Plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted- Average Price on Date of Grant
Non-vested at December 31, 2015	92,355				$7.13
Granted	202,955				5.47
Vested and outstanding	(155,511)				6.00
Vested and issued	(18,668)	11,196	7,472	$44	8.10
Non-vested at December 31, 2016	121,131				5.65

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 47

In 2016, the Company issued 86,007 shares of Series A common stock and 57,341 shares were redeemed in cash for RSUs that were previously vested as of December 31, 2015. In addition, there were 237,074 and 224,911 RSUs that were vested and outstanding as of December 31, 2016 and 2015, respectively.

The fair value of RSU grants is determined using the closing trading price of the Company’s Series A common stock on the grant date. As of December 31, 2016,  unrecognized compensation expense related to the non-vested RSUs totaled $320, which is expected to be recognized over a weighted-average period of 1.0 years.

Compensation Expense.   A. H. Belo recognizes compensation expense for awards granted under the Plan over the vesting period of the award. Compensation expense related to RSUs granted under the Plan is set forth in the table below.

Years Ended December 31,	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
2016	$640	$580	$1,220
2015	605	(349)	256
2014	702	1,117	1,819

Note 6: Income Taxes

The table below sets forth the income tax provision (benefit) related to continuing operations.

	Years Ended December 31,
	2016	2015	2014
Current
Federal	$(2,431)	$(1,726)	$3,865
State	1,205	1,729	1,333
Total current	(1,226)	3	5,198
Deferred
Federal	1,514	(3,988)	28,577
State	(26)	(389)	646
Total deferred	1,488	(4,377)	29,223
Valuation Allowance	(2,534)	2,804	(28,443)
Income Tax Provision (Benefit)	$(2,272)	$(1,570)	$5,978

The table below reconciles the income tax provision (benefit)  for continuing operations computed by applying the applicable United States federal income tax rate to the tax provision (benefit) computed at the effective income tax rate.

	Years Ended December 31,
	2016	2015	2014
Computed expected income tax provision (benefit)	$(7,312)	$(6,917)	$32,195
State income tax (net of federal benefit)	757	780	1,314
Valuation allowance	(2,534)	2,804	(28,443)
Goodwill impairment	6,266	—	—
Nondeductible expenses	249	493	81
Uncertain tax position reserve	(7)	244	—
Noncontrolling interests	(40)	133	53
Other	349	893	778
Income tax provision (benefit)	$(2,272)	$(1,570)	$5,978
Effective income tax rate	10.6%	7.9%	6.5%

A tax benefit of $2,272 was recorded in 2016. The benefit is primarily due to deductions associated with capital losses on the sale of certain investments, which will be carried back to 2014 for federal income tax purposes.

A tax benefit of $1,570 was recorded in 2015. The benefit was primarily derived from $2,090 of deferred tax liabilities assumed in the acquisition of DMV Holdings, which reduced the amount of valuation allowance that would have otherwise been required. A receivable was recorded in prepaid and other assets as of December 31, 2015, for federal net operating losses of $3,066 generated in 2015.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 48

The Company generated taxable income in 2014 as a result of the sale of its investment in Classified Ventures, LLC (“Classified Ventures”) and the sale of The Providence Journal. Accordingly, the 2014 tax provision was reduced for changes in the valuation allowance, primarily resulting from the use of the Company’s net operating loss carry forwards which totaled $19,567.

The Company made income tax payments, net of refunds, of $(906) and $11,613 in 2016 and 2015, respectively. Tax benefits recognized in 2015 were carried back against taxes paid in 2014 for a refund of $2,930 received in 2016. Federal tax benefits recognized in 2016 in the amount of $2,976 are recorded within current assets on the Company’s Consolidated Balance Sheet as of December 31, 2016. These tax benefits are the result of the abandonment of the Company’s ownership interest in Wanderful and the sale of the Company’s equity investment in Homesnap, Inc. in the fourth quarter of 2016. Taxes paid in 2015 relate to gains on the sale of the Classified Ventures investment and the newspaper operation discussed above.

In accordance with realization requirements of ASC 718 – Stock Compensation, the tax liability and additional paid in capital were reduced in 2015 and 2014 by $557 and $933, respectively, for the value of equity compensation in excess of the compensation expense recognized. These deductions were not available to the Company prior to 2014 due to the net operating loss assets.

The table below sets forth the significant components of the Company’s deferred tax liabilities and assets.

	December 31,
	2016	2015
Deferred Tax Assets (Liabilities)
Defined benefit plans	$19,195	$20,106
Investments	659	4,270
Tax depreciation less than book depreciation	4,171	2,284
Expenses deductible for tax purposes in a year different from the year accrued	805	1,366
Deferred compensation and benefits	756	951
Tax amortization in excess of book amortization	(848)	(2,814)
State taxes	106	80
Other	739	502
Total	25,583	26,745
Valuation allowance for deferred tax assets	(25,583)	(27,791)
Net Deferred Tax Liabilities	$—	$(1,046)

The presentation of net deferred tax assets and liabilities for each jurisdiction are presented as noncurrent within the Company’s Consolidated Balance Sheets. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The Company recognizes a valuation allowance for deferred tax assets when it is more-likely-than-not that these assets will not be realized. In making this determination, all positive and negative evidence is considered, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income and taxable income in prior carryback years.

Uncertain tax positions are evaluated and a liability is recognized for the tax benefit associated with uncertain positions only if it is more-likely-than-not that the positions will not be sustained upon examination by taxing authorities, based on the technical merits of the positions. The Company assesses its filing positions in all significant jurisdictions where it is required to file income tax returns for all open tax years. The Company’s federal income tax returns for the years subsequent to December 31, 2013, remain subject to examination, and income tax returns in major state income tax jurisdictions where the Company operates remain subject to examination for various periods subsequent to December 31, 2012. Additionally, the December 2014 return was amended in 2016, extending the statute of limitations associated with the 2014 filing. The Company is currently under examination by state tax jurisdictions for California and New Jersey for income taxes paid during the years ended December 31, 2012, 2013 and 2014. The Company has recorded a reserve for the tax benefit related to uncertain state tax positions existing as of December 31, 2016.

The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit.

2016
Balance at January 1	$244
Reductions for tax positions of prior years	(7)
Balance at December 31	$237

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 49

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

The Company was not required to make contributions to the A. H. Belo Pension Plans in 2016 and 2015 under the applicable tax and labor laws governing pension plan funding. Required and voluntary contributions of $9,927 and $20,000, respectively, were made in 2014, to the A. H. Belo Pension Plans, directly reducing the unfunded projected pension obligation of the Pension Plans. Actuarial gains (losses) of $(884),  $2,540 and $(49,243) were recorded to other comprehensive income in 2016,  2015 and 2014, respectively; see Note 8 - Shareholders' Equity for information on amounts recorded to accumulated other comprehensive loss.

In 2015, the Company-sponsored Pension Plans implemented a de-risking strategy whereby voluntary and mandatory lump-sum payments to participants may be made to decrease future benefit obligations. As part of this strategy, payments of $100,877 were made in 2015 to approximately 1,000 participants and $52,919 of payments were made in 2014 to approximately 700 participants. The lump-sum payments resulted in a favorable settlement of the projected benefit obligations of approximately $5,000 and $15,000 in 2015 and 2014, respectively. A charge to pension expense for $14,964 and $7,648 in 2015 and 2014, respectively, was recorded to reflect the amortization of losses in accumulated other comprehensive loss associated with these settlements. The obligations were funded through the Pension Plans’ master trust account and are a component of benefit payments as shown in the table below. The Company will continue to evaluate the feasibility of additional de-risking strategies based on the economic benefits to the Company.

The table below sets forth summarized financial information about the A. H. Belo Pension Plans.

	2016	2015
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$262,027	$396,656
Interest cost	10,098	14,161
Actuarial (gain) loss	1,368	(27,307)
Benefit payments	(14,468)	(121,483)
Projected benefit obligation at end of year	259,025	262,027
Change in Plan Assets
Fair value of plan assets at beginning of year	204,581	330,797
Return on plan assets	14,069	(4,733)
Benefit payments	(14,468)	(121,483)
Fair value of plan assets at end of year	204,182	204,581
Funded Status	$(54,843)	$(57,446)
Amounts Recorded on the Balance Sheet
Noncurrent liability - accrued benefit cost	$54,843	$57,446
Accumulated Benefit Obligation	$259,025	$262,027

Net Periodic Pension Expense (Benefit)

The projected benefit obligations of the A. H. Belo Pension Plans are estimated using the Citigroup Pension Yield Curve, which is based upon a portfolio of high quality corporate debt securities with maturities that correlate to the timing of benefit payments to the Pension Plans’ participants. Future benefit payments are discounted to their present value at the appropriate yield curve rate to determine the projected benefit obligation outstanding at each year end. The yield curve discount rates as of December 31, 2016 and 2015,  were 3.8 percent and 4.0 percent, respectively.

Interest expense included in net periodic pension expense (benefit) is based on the Citigroup Pension Yield Curve established at the beginning of the fiscal year. Interest expense for 2016,  2015 and 2014 was determined using beginning of year yield curve rate of 4.0 percent.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 50

The Company assumed a 6.5 percent long-term return on the Pension Plans’ assets in 2016,  2015 and 2014. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans. Investment strategies for the Pension Plans’ assets are based upon factors such as the remaining life expectancy of participants and market risks. The table below sets forth components of net periodic pension expense (benefit) for 2016,  2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
Interest cost	$10,098	$14,161	$17,320
Expected return on plans' assets	(13,585)	(20,033)	(20,859)
Amortization of actuarial loss	45	1,252	—
Recognized settlement loss	—	14,964	7,648
Net periodic pension expense (benefit)	$(3,442)	$10,344	$4,109

Plan Assets

The Company is responsible for directing the investment strategies of the A. H. Belo Pension Plans’ assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risks. The long-term targeted allocation of the Pension Plans’ assets invested in equity securities and fixed-income securities is 50.0 percent and 50.0 percent, respectively. These targets are determined by matching the actuarial projections of the Pension Plans’ future liabilities and benefit payments with the expected long-term rates of return on assets and expected market risks. Investment risk is continuously monitored and Pension Plans’ assets are rebalanced to target allocations to meet the Company’s strategy and the Pension Plans’ liquidity needs. At December 31, 2016, the Pension Plans’ investments in equity securities and fixed income securities accounted for 44.8 percent and 55.2 percent of the total noncash holdings, respectively.

The table below sets forth the A. H. Belo Pension Plans’ assets at fair value as of December 31, 2016 and 2015, with inputs used to develop fair value measurements.

	Fair Value Measurements Using
	Total		Quoted Price in Active Markets for Identical Assets (Level I)		Significant Other Observable Inputs (Level II)		Significant Unobservable Inputs (Level III)
Description	2016	2015	2016	2015	2016	2015	2016	2015
Cash and Money Market Funds	$1,865	$4,178	$1,865	$4,178	$—	$—	$—	$—
Equity Funds
U.S. equity securities	58,645	62,314	—	—	58,645	62,314	—	—
International equity securities	32,079	28,669	10,824	4,334	21,255	24,335	—	—
Fixed Income Funds
Domestic corporate and government debt securities	52,136	54,427	—	—	52,136	54,427	—	—
Domestic corporate debt securities	51,768	49,074	—	—	51,768	49,074	—	—
International corporate and government debt securities	7,689	5,919	—	—	7,689	5,919	—	—
Total	$204,182	$204,581	$12,689	$8,512	$191,493	$196,069	$—	$—

Inputs and valuation techniques used to measure the fair value of Pension Plans’ assets vary according to the type of asset being valued. Cash and money market funds, as well as exchange traded funds, are designated as Level I. Remaining equity securities and fixed income securities represent units of commingled pooled funds and fair values are based on net asset value (“NAV”) of the units of the fund determined by the fund manager. Commingled pooled funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors than retail mutual funds. As commingled pooled funds are typically only accessible by institutional investors, the NAV is not readily observable by non-institutional investors. Equity securities held through units in these funds are monitored as to issuer and industry. As of December 31, 2016, there were no significant concentrations of equity or debt securities in any single issuer or industry.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 51

Other

The table below sets forth the Company’s expected future benefit payments as of December 31, 2016.

Payment year	Expected Benefit Payments
2017	$15,859
2018	16,030
2019	16,100
2020	16,043
2021	16,039
2022 - 2026	79,266

The Company expects to make no required contributions to the A. H. Belo Pension Plans in 2017.

Other defined benefit plans   A. H. Belo also sponsors other post-employment benefit plans which provide health and life insurance benefits for certain retired employees. These plans were frozen subsequent to the separation from the Company’s former parent company and no future benefits accrue. The Company recorded a liability of $1,342 and $1,429 related to the OPEB plans as of December 31, 2016 and 2015, respectively. A net periodic benefit (cost) of $(43),  $13 and  $630 in 2016,  2015 and 2014, respectively, was recorded to employee compensation and benefits. The net benefit primarily represents amortization of actuarial gains (losses) and prior service costs, offset by interest expense associated with the actuarial liability. Actuarial gains of $74,  $202 and $15 were recorded to other comprehensive loss in 2016,  2015 and 2014, respectively. See Note 8 - Shareholders' Equity.

Defined Contribution Plans.   The A. H. Belo Savings Plan, a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis. The Company recorded expense of $977, $1,013 and $987 in 2016,  2015 and 2014, respectively, for matching contributions to the Savings Plan.

Note 8:  Shareholders’ Equity

Dividends.   On December 9, 2016, the Company announced a $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on February 10, 2017,  payable on March 3, 2017.  As of December 31, 2016, the Company recorded $1,763 to accrue for dividends declared but not yet paid. Dividends paid in 2015 included a special dividend of $2.25 per share, declared and recorded in 2014, returning $50,148 to shareholders and holders of RSUs.

On March 2, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.08 per share payable on June 2, 2017, to shareholders of record and holders of RSUs at the close of business on May 12, 2017.

Treasury Stock.   The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program by the Company’s board of directors. A total of 2,500,000 shares were authorized under the program. In December 2015, the Company discontinued share repurchases.  For the years 2015 and 2014, the Company purchased 472,245 and 449,436 shares of its Series A common stock at a total cost of $3,146 and $4,974, respectively, under its share repurchase program.

Accumulated Other Comprehensive Loss.   Accumulated other comprehensive loss consists of actuarial gains and losses attributable to the A. H. Belo Pension Plans, gains and losses resulting from Pension Plans’ amendments and other actuarial experience attributable to OPEB plans. The Company records amortization of the components of accumulated other comprehensive loss in employee compensation and benefits in its Consolidated Statements of Operations. Gains and losses associated with the A. H. Belo Pension Plans are amortized over the weighted average remaining life expectancy of the Pension Plans’ participants. Gains and losses associated with the Company’s OPEB plans are amortized over the average remaining service period of active OPEB plans’ participants. In 2017, the Company anticipates amortizing  $371 of net losses in accumulated other comprehensive loss related to its defined benefit Pension Plans and OPEB plans. Deferred tax assets related to amounts recorded in accumulated other comprehensive loss in 2016 and 2015 are fully reserved. See Note 6 - Income Taxes.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 52

The table below sets forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	2016			2015
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(38,442)	$(38,898)	$456	$(57,367)	$(57,654)	$287
Amortization	(56)	45	(101)	16,183	16,216	(33)
Actuarial gains (losses)	(810)	(884)	74	2,742	2,540	202
Balance, end of period	$(39,308)	$(39,737)	$429	$(38,442)	$(38,898)	$456

Note 9: Earnings Per Share

The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Years Ended December 31,
	2016	2015	2014
Earnings (Numerator)
Net income (loss) attributable to A. H. Belo Corporation	$(19,310)	$(17,842)	$92,929
Less: Income (loss) from discontinued operations	—	(63)	6,770
Less: Dividends to participating securities	140	115	2,118
Net income (loss) available to common shareholders from continuing operations	$(19,450)	$(17,894)	$84,041

Shares (Denominator)
Weighted average common shares outstanding (basic)	21,620,539	21,408,940	21,899,602
Effect of dilutive securities	—	—	106,420
Adjusted weighted average shares outstanding (diluted)	21,620,539	21,408,940	22,006,022

Earnings Per Share from Continuing Operations
Basic	$(0.90)	$(0.84)	$3.84
Diluted	$(0.90)	$(0.84)	$3.82

Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 –  Earnings Per Share.

The Company considers outstanding stock options and RSUs in the calculation of earnings per share. A total of 473,184,  576,577 and 729,611 options and RSUs outstanding as of December 31, 2016,  2015 and 2014, respectively, were excluded from the calculation because the effect was anti-dilutive.

Note 10: Commitments and Contingencies

As of December 31, 2016, the Company had contractual obligations for leases and capital expenditures that primarily related to software upgrades. The table below sets forth the summarized commitments of the Company as of December 31, 2016.

	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease commitments	$36,795	$2,180	$2,586	$3,038	$2,403	$1,904	$24,684
Capital commitments	319	319	—	—	—	—	—
Total commitments	$37,114	$2,499	$2,586	$3,038	$2,403	$1,904	$24,684

On December 30, 2016, the Dallas Morning News, Inc., a wholly-owned subsidiary of the Company, entered into a lease for office space for the Company’s new corporate headquarters. The 16-year lease agreement is subject to the landlord’s completion of its construction obligations. The new office space will be occupied by the Company after construction and tenant improvements are

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 53

complete around mid-year 2017, and the Company will recognize rent expense on a straight-line basis. Per the lease agreement, rent payments will begin in June 2018.

Total lease expense for property and equipment was $1,988,  $1,856 and $1,724 in 2016,  2015 and 2014, respectively.

The Company funds the A. H. Belo Pension Plans to meet or exceed statutory requirements and currently expects to make no required contributions to these plans in 2017. See Note 7 - Pension and Other Retirement Plans for discussion of pension funding relief.

From time to time, the Company is involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. Management routinely assesses the likelihood of adverse judgments or outcomes in these matters, as well as the ranges of probable losses to the extent losses are reasonably estimable. Accruals for contingencies are recorded when, in the judgment of management, adverse judgments or outcomes are probable and the financial impact, should an adverse outcome occur, is reasonably estimable. The determinations of likely outcomes of litigation matters relates to factors that include, but are not limited to, past experience and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. Predicting the outcome of claims and litigation and estimating related costs and financial exposure involves substantial uncertainties that could cause actual results to vary materially from estimates and accruals.

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

Pro-rata distributions.    In connection with the acquisition of DMV Holdings, the shareholder agreement provides for a pro-rata distribution of 100 percent and 50 percent of DMV Holdings’ free cash flow for fiscal years 2015 and 2016, respectively. Free cash flow is defined as earnings before interest, taxes, depreciation and amortization less capital expenditures, debt amortization and interest expense, as applicable. In 2016, the Company made pro-rata distributions to noncontrolling interests of $264 in connection with this agreement based on 2015 free cash flow as defined.

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

The exercisability of the noncontrolling interest put option is outside the control of the Company. As such, the redeemable noncontrolling interest of $2,670 and $1,421 is reported in the mezzanine equity section of the Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively. In the event that the put option expires unexercised, the related portion of noncontrolling interest would be classified as a component of equity in the Consolidated Balance Sheets.

Redeemable noncontrolling interest is recorded at fair value on the acquisition date and the carrying value is adjusted each period for its share of the earnings related to DMV Holdings. After the carrying value is adjusted for its share of the earnings related to DMV Holdings, the carrying value is adjusted for the change in fair value, which is the greater of the estimated redemption value or the value that would otherwise be assigned if the interest was not redeemable. Adjustments are recorded to retained earnings or additional paid in capital, as applicable, and have no effect to earnings of the Company. In 2016, redeemable noncontrolling interest was increased by $53 for its share of the DMV Holdings’ earnings and decreased by $99 for distributions related to 2015 free cash flow as required under the shareholder agreement. The carrying value adjustment for the 2016 change in fair value was an increase of $1,295.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 54

Note 12: Supplemental Cash Flow Data

The table below sets forth supplemental disclosures related to the Company’s Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2016	2015	2014
Income tax paid, net of refunds	$(906)	$11,613	$8,759
Noncash investing and financing activities:
Investments in property and equipment not paid	1,203	—	—
Receivable for asset sales proceeds	1,000	—	—
Dividends payable at year end	1,763	—	50,148
Receivable for investment sales proceeds	—	—	3,280
Impairment of equity method investment	—	—	1,871
Noncash contributions from noncontrolling interests	—	1,210	183

Note 13: Discontinued Operations and Sales of Assets

Discontinued Operations.   In September 2014, The Providence Journal Company, a wholly-owned subsidiary of the Company, completed a transaction for the (i) sale of substantially all of the assets comprising the newspaper operations of The Providence Journal and related real property located in Providence, Rhode Island, and (ii) assumption of certain liabilities by LMG Rhode Island Holdings, Inc. (“LMG”), a subsidiary of New Media Investment Group Inc. The purchase price consisted of $46,000 plus a working capital adjustment of $2,654. Closing costs of $110 and estimated selling and exit costs of $3,237 were recognized, and a pretax gain on the sale of $17,104 was recorded in 2014.

Upon completion of this divestiture, the Company no longer owns newspaper operations in Providence, Rhode Island and the activity and balances of The Providence Journal are presented as discontinued operations. The Company retains the obligation for the A. H. Belo Pension Plan II, which provides benefits to employees of The Providence Journal Company.

Other Dispositions.   On December 22, 2016, the Company completed the sale of land, in Providence, Rhode Island and received net cash proceeds of $921 and a $1,000 three-year note receivable upon closing of the transaction, generating a loss of $216. On December 27, 2016, the Company completed the sale of a parking lot located in downtown Dallas, Texas. The Company received net cash proceeds of $4,458, generating a gain of $1,842.

In 2015, the Company completed the sale of land and a building which served as the headquarters of The Providence Journal. The Company received net proceeds of $6,119 upon closing of the transaction, generating a loss of $265, which was offset by $328 of returned escrow received in 2016. The Company demolished existing structures on an additional property in Providence, Rhode Island, at a cost of $251.

In 2014, the Company sold the land and building formerly used as a commercial packaging operation in southern Dallas, generating sales proceeds of $6,677 and a gain of $1,827.  The Company also received sales proceeds of $3,408 for the sales of land and buildings in Riverside, California, and 97 acres in undeveloped land in southern Dallas, Texas, resulting in gains totaling $862.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 55

Note 14 - Quarterly Results of Operations (Unaudited)

The table below sets forth a summary of the unaudited consolidated quarterly results of operations for 2016 and 2015.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
Net operating revenue	$62,483	$65,436	$66,626	$66,676	$64,780	$66,908	$66,095	$73,088
Operating income (loss)	(1,781)	(5,106)	2,659	(535)	(489)	(3,102)	(24,135)	(9,552)
Income (loss) from continuing operations	(593)	319	674	(694)	(452)	(3,967)	(18,809)	(13,852)
Income (loss) from discontinued operations	—	(12)	—	2	—	(52)	—	(1)
Net income (loss)	(593)	307	674	(692)	(452)	(4,019)	(18,809)	(13,853)
Net income (loss) attributable to A. H. Belo Corporation	(632)	363	693	(592)	(497)	(3,956)	(18,874)	(13,657)

Net income (loss) per share from continuing operations
Basic	$(0.03)	$0.02	$0.03	$(0.03)	$(0.02)	$(0.18)	$(0.87)	$(0.64)
Diluted	(0.03)	0.02	0.03	(0.03)	(0.02)	(0.18)	(0.87)	(0.64)

Fourth quarter 2016 includes a goodwill impairment charge of $22,682 related to the Company’s Publishing reporting unit and fourth quarter 2015 includes a pension settlement charge of $14,964.

Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

A. H. Belo Corporation 2016 Annual Report on Form 10-K	PAGE 56