Form 10-Q
period 2017-03-31
A. H. Belo Corp
filed 2017-05-03
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	April 28, 2017
Common Stock, $.01 par value	21,731,466

Total Common Stock consists of 19,258,786 shares of Series A Common Stock and 2,472,680 shares of Series B Common Stock.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     3

A. H. BELO CORPORATION

FORM 10-Q

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     4

PART I

Item 1.  Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
In thousands, except share and per share amounts (unaudited)	2017	2016
Net Operating Revenue:
Advertising and marketing services	$35,204	$35,237
Circulation	19,166	20,352
Printing, distribution and other	6,531	6,894
Total net operating revenue	60,901	62,483
Operating Costs and Expense:
Employee compensation and benefits	27,875	27,017
Other production, distribution and operating costs	28,326	28,331
Newsprint, ink and other supplies	5,901	6,058
Depreciation	2,506	2,632
Amortization	200	226
Goodwill impairment	228	—
Total operating costs and expense	65,036	64,264
Operating loss	(4,135)	(1,781)
Other income (expense), net	(337)	79
Loss from Continuing Operations Before Income Taxes	(4,472)	(1,702)
Income tax benefit	(42)	(1,109)
Net Loss	(4,430)	(593)
Net income attributable to noncontrolling interests	—	39
Net Loss Attributable to A. H. Belo Corporation	$(4,430)	$(632)

Per Share Basis
Net loss attributable to A. H. Belo Corporation
Basic and diluted	$(0.21)	$(0.03)

Number of common shares used in the per share calculation:
Basic and diluted	21,690,371	21,514,133

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     5

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
In thousands (unaudited)	2017	2016
Net Loss	$(4,430)	$(593)
Other Comprehensive Income (Loss):
Amortization of actuarial (gains) losses, net of tax	57	(8)
Total other comprehensive income (loss)	57	(8)
Comprehensive Loss	(4,373)	(601)
Comprehensive income attributable to noncontrolling interests	—	39
Total Comprehensive Loss Attributable to A. H. Belo Corporation	$(4,373)	$(640)

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     6

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
In thousands, except share amounts (unaudited)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$69,205	$80,071
Accounts receivable (net of allowance of $1,018 and $1,115 at March 31, 2017 and December 31, 2016, respectively)	25,524	29,114
Inventories	4,063	3,386
Prepaids and other current assets	10,705	9,553
Total current assets	109,497	122,124
Property, plant and equipment, at cost	446,203	445,874
Less accumulated depreciation	(404,621)	(402,115)
Property, plant and equipment, net	41,582	43,759
Intangible assets, net	4,672	4,872
Goodwill	13,973	14,201
Other assets	7,908	7,775
Total assets	$177,632	$192,731
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,550	$9,036
Accrued compensation and benefits	6,709	8,657
Other accrued expense	4,859	6,318
Advance subscription payments	13,791	13,243
Total current liabilities	36,909	37,254
Long-term pension liabilities	53,916	54,843
Other post-employment benefits	2,326	2,329
Other liabilities	7,778	6,483
Total liabilities	100,929	100,909
Noncontrolling interest - redeemable	—	2,670
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,675,667 and 20,620,461 shares at March 31, 2017 and December 31, 2016, respectively	208	207
Series B: issued 2,472,680 shares at March 31, 2017 and December 31, 2016	24	24
Treasury stock, Series A, at cost; 1,416,881 shares held at March 31, 2017 and December 31, 2016	(11,233)	(11,233)
Additional paid-in capital	494,486	499,552
Accumulated other comprehensive loss	(39,251)	(39,308)
Accumulated deficit	(367,531)	(361,324)
Total shareholders’ equity attributable to A. H. Belo Corporation	76,703	87,918
Noncontrolling interests	—	1,234
Total shareholders’ equity	76,703	89,152
Total liabilities and shareholders’ equity	$177,632	$192,731

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     7

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2015	20,522,503	2,387,509	$229	$500,449	(1,416,881)	$(11,233)	$(38,442)	$(333,222)	$1,069	$118,850
Net income (loss)	—	—	—	—	—	—	—	(632)	26	(606)
Other comprehensive loss	—	—	—	—	—	—	(8)	—	—	(8)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(165)	(165)
Issuance of shares for restricted stock units	58,584	—	1	(1)	—	—	—	—	—	—
Issuance of shares for stock option exercises	—	25,926	—	33	—	—	—	—	—	33
Share-based compensation	—	—	—	372	—	—	—	—	—	372
Conversion of Series B to Series A	269	(269)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(1,745)	—	(1,745)
Balance at March 31, 2016	20,581,356	2,413,166	$230	$500,853	(1,416,881)	$(11,233)	$(38,450)	$(335,599)	$930	$116,731
Balance at December 31, 2016	20,620,461	2,472,680	$231	$499,552	(1,416,881)	$(11,233)	$(39,308)	$(361,324)	$1,234	$89,152
Net loss	—	—	—	—	—	—	—	(4,430)	—	(4,430)
Other comprehensive income	—	—	—	—	—	—	57	—	—	57
Distributions to noncontrolling interests	—	—	—	—	—	—		—	(118)	(118)
Issuance of shares for restricted stock units	55,206	—	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	—	441	—	—	—	—	—	441
Purchases of noncontrolling interests	—	—	—	(5,506)	—	—	—	—	(1,116)	(6,622)
Dividends	—	—	—	—	—	—	—	(1,777)	—	(1,777)
Balance at March 31, 2017	20,675,667	2,472,680	$232	$494,486	(1,416,881)	$(11,233)	$(39,251)	$(367,531)	$—	$76,703

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     8

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands (unaudited)	2017	2016
Operating Activities
Net loss	$(4,430)	$(593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,706	2,858
Net periodic pension and other post-employment benefit	(859)	(867)
Share-based compensation	441	372
Deferred income taxes	—	(4)
Goodwill impairment	228	—
Changes in working capital and other operating assets and liabilities, net of acquisitions
Accounts receivable	3,590	5,146
Inventories, prepaids and other current assets	(1,829)	(3,602)
Other assets	(133)	4
Accounts payable	2,514	(2,786)
Compensation and benefit obligations	(1,902)	(1,748)
Other accrued expenses	178	429
Advance subscription payments	548	1,140
Other post-employment benefits	(15)	(2)
Net cash provided by operating activities	1,037	347
Investing Activities
Purchases of assets	(852)	(2,095)
Net cash used for investing activities	(852)	(2,095)
Financing Activities
Purchases of noncontrolling interests	(9,231)	—
Dividends paid	(1,763)	(1,745)
Distributions to noncontrolling interests	(57)	(264)
Proceeds from exercise of stock options	—	33
Net cash used for financing activities	(11,051)	(1,976)
Net decrease in cash and cash equivalents	(10,866)	(3,724)
Cash and cash equivalents, beginning of period	80,071	78,380
Cash and cash equivalents, end of period	$69,205	$74,656

Supplemental Disclosures
Income tax paid, net (refund)	$(127)	$43
Noncash investing and financing activities:
Investments in property, plant and equipment payable	680	—
Dividends payable	1,777	—
Distributions to nonconrolling interests payable	122	—

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     9

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

Basis of Presentation.     The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in the Company’s opinion, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

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

In May 2014, the FASB issued ASU 2014-09 –  Revenue from Contracts with Customers (Topic 606). This guidance prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The core principle contemplated by this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Since May 2014, the FASB issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, noncash considerations, contract modifications, and completed contracts at transition. The new guidance will supersede virtually all existing revenue guidance under GAAP and is effective for fiscal years beginning after December 31, 2017.

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

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     10

In January 2017, the FASB issued ASU 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-06 – Plan Accounting – Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) and Health and Welfare Benefit Plans (Topic 965):  Employee Benefit Plan Master Trust Reporting. This update clarifies the presentation requirements for a plan’s interest in a master trust and requires more detailed disclosures of the plan’s interest in the master trust. The guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07 – Compensation – Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update clarifies the presentation and classification of the components of net periodic benefit costs in the Consolidated Statement of Operations. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

Note 2:  Segment Reporting

In the first quarter of 2017, in conjunction with the promotion of Grant Moise from Senior Vice President Business Development / Niche Products to General Manager of The Dallas Morning News and Executive Vice President of A. H. Belo, the Company reorganized its two reportable segments based on changes in reporting structure and the go-to-market for the Company’s service and product offerings. The two reportable segments are Publishing and Marketing Services.

The Publishing segment includes the Company’s core print and digital operations associated with its newspapers, niche publications and related websites. These operations generate revenue from sales of advertising within its newspaper and digital platforms, subscription and retail sales of its newspapers, sponsorship advertising for events, commercial printing and distribution services, primarily related to national and regional newspapers, and preprint advertisers. Businesses within the  Publishing segment leverage the production facilities, subscriber and advertiser base, and digital news platforms to provide additional contribution margin. The Company evaluates Publishing operations based on operating profit and cash flows from operating activities.

The Marketing Services segment includes the operations of DMV Holdings, Speakeasy and digital advertising through Connect (programmatic advertising). The Company operates the portfolio of assets within its Marketing Services segment as separate businesses that sell digital marketing and advertising through different channels, including programmatic advertising and content marketing within the social media environment.

Based on the organization of the Company’s structure and organizational chart, we believe the Company’s chief operating decision makers (the “CODMs”) are its Chief Executive Officer, Jim Moroney, and Grant Moise, the General Manager of The Dallas Morning News and Executive Vice President of A. H Belo Corporation. The CODMs allocate resources and capital to the Publishing and Marketing Services segments at the segment level.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     11

The following tables show summarized financial information for the Company’s reportable segments. Due to the first quarter 2017 reorganization of the Company’s two reportable segments, the prior year period financial information by segment was recast for comparative purposes.

	Three Months Ended March 31,
	2017	2016
		(Recast)
Revenue
Publishing	$53,491	$56,505
Marketing Services	7,410	5,978
Total	$60,901	$62,483

Operating Income (Loss)
Publishing	$(4,725)	$(2,480)
Marketing Services	590	699
Total	$(4,135)	$(1,781)

Noncash Expenses
Publishing
Depreciation	$2,491	$2,611
Amortization	—	26
Goodwill impairment	228	—
Total	$2,719	$2,637

Marketing Services
Depreciation	$15	$21
Amortization	200	200
Total	$215	$221

	March 31,	December 31,
	2017	2016
		(Recast)
Total Assets
Publishing	$155,116	$170,820
Marketing Services	22,516	21,911
Total	$177,632	$192,731

Note 3: Acquisitions

On February 16, 2017, the Company acquired the remaining 30 percent voting interest in Speakeasy for a cash purchase price of $2,111, and on March 2, 2017, the Company acquired the remaining 20 percent voting interest in DMV Holdings for a cash purchase price of $7,120.

The initial purchase of 80 percent voting interest in DMV Holdings occurred in January 2015 for a cash purchase price of $14,110. DMV Digital Holdings Company holds all outstanding ownership interests of three Dallas-based businesses, Distribion, Inc., Vertical Nerve, Inc. and CDFX, LLC. These businesses specialize in local marketing automation, search engine marketing, and direct mail and promotional products, respectively.

These acquisitions complement the product and service offerings currently available to A. H. Belo clients, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market.

Pro-rata distributions.    In connection with the 2015 acquisition of 80 percent voting interest in DMV Holdings, the shareholder agreement provided for a pro-rata distribution of 50 percent and 100 percent of DMV Holdings’ free cash flow for fiscal years 2016 and 2015, respectively. Free cash flow is defined as earnings before interest, taxes, depreciation and amortization less capital expenditures, debt amortization and interest expense, as applicable. In the three months ended March 31, 2017 and 2016, the Company recorded pro-rata distributions to noncontrolling interests of $163 and $264, respectively, in connection with this agreement based on 2016 and 2015 free cash flow as defined, respectively.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     12

Redeemable noncontrolling interest.    Also, in connection with the 2015 acquisition of 80 percent voting interest in DMV Holdings, the Company entered into a shareholder agreement which provided for a put option to a noncontrolling shareholder. The put option provided the shareholder with the right to require the Company to purchase up to 25 percent of the noncontrolling ownership interest in DMV Holdings between the second and third anniversaries of the agreement and up to 50 percent of the noncontrolling ownership interest in DMV Holdings between the fourth and fifth anniversaries of the agreement.

Redeemable noncontrolling interest was recorded at fair value on the acquisition date and the carrying value was adjusted each period for its share of the earnings related to DMV Holdings and for any distributions.  The carrying value was also adjusted for the change in fair value, which was based on the estimated redemption value as of December 31, 2016. Adjustments were recorded to retained earnings or additional paid in capital, as applicable, and have no effect to earnings of the Company. During the three months ended March 31, 2017 and 2016, redeemable noncontrolling interest was decreased by $61 and $99, respectively, for distributions related to the 2016 and 2015 free cash flow, respectively, as required under the shareholder agreement.

The exercisability of the noncontrolling interest put option was outside the control of the Company. As such, the redeemable noncontrolling interest of $2,670 was reported in the mezzanine equity section of the Consolidated Balance Sheet as of December 31, 2016. As a result of the purchase of the remaining 20 percent voting interest in DMV Holdings, the shareholder agreement was terminated and the redeemable noncontrolling interest was eliminated as of March 31, 2017.

Note 4:  Goodwill and Intangible Assets

The following table shows goodwill and other intangible assets by reportable segment as of March 31, 2017 and December 31, 2016. Due to the first quarter 2017 reorganization of the Company’s two reportable segments, the prior year period financial information by segment was recast for comparative purposes.

	March 31,	December 31,
	2017	2016
		(Recast)
Goodwill
Publishing	$—	$228
Marketing Services	13,973	13,973
Total	$13,973	$14,201

Intangible Assets
Publishing
Cost	$240	$240
Accumulated Amortization	(240)	(240)
Net Carrying Value	$—	$—
Marketing Services
Cost	$6,470	$6,470
Accumulated Amortization	(1,798)	(1,598)
Net Carrying Value	$4,672	$4,872

Intangible assets consist of $5,190 of customer relationships with estimated useful lives of 10 years and $1,520 of developed technology with an estimated useful life of five years. Aggregate amortization expense was $200 and $226 for the three months ended March 31, 2017 and 2016, respectively.

Certain goodwill and intangible assets previously reported in the Marketing Services segment were moved to the Publishing segment as a result of the first quarter 2017 segment reorganization.  The Publishing reporting unit’s goodwill was determined to be fully impaired as of December 31, 2016. Therefore, the Company recorded a  noncash goodwill impairment charge of $228 in the first quarter of 2017.

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

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     13

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

Note 5:  Long-term Incentive Plan

A. H. Belo sponsors a long-term incentive plan (the “Plan”) under which 8,000,000 shares of the Company’s Series A and Series B common stock are authorized for equity-based awards. Awards may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards,  restricted stock units (“RSUs”), performance shares, performance units or stock appreciation rights. In addition, stock options may be accompanied by full and limited stock appreciation rights. Rights and limited stock appreciation rights may also be issued without accompanying stock options. Awards under the Plan were also granted to holders of stock options issued by A. H. Belo’s former parent company in connection with the Company’s separation from its former parent in 2008.

Stock Options.    Stock options granted under the Plan are fully vested and exercisable. No options have been granted since 2009, and all compensation expense associated with stock options has been fully recognized as of March 31, 2017.

There were 114,979 options outstanding at a weighted average exercise price of $8.21 as of March 31, 2017 and December 31, 2016. There was no activity in the first quarter of 2017. As of March 31, 2017, the aggregate intrinsic value of outstanding options was $12 and the weighted average remaining contractual life of the Company’s stock options was 1.2 years.  The aggregate intrinsic value of options exercised in the three months ended March 31, 2016,  was $117.

Restricted Stock Units.    The Company’s RSUs have service and/or performance conditions and, subject to retirement eligibility, vest over a period of up to three years. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of up to three years. As of March 31, 2017, the liability for the portion of the awards to be redeemed in cash was $815. The table below sets forth a summary of RSU activity under the Plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted Average Price on Date of Grant
Non-vested at December 31, 2016	121,131				$5.65
Granted	213,027				6.25
Vested and outstanding	(86,000)				6.25
Vested and issued	(22,734)	13,634	9,100	$57	6.90
Non-vested at March 31, 2017	225,424				5.86

For the three months ended March 31, 2017, the Company issued 41,572 shares of Series A common stock and 27,720 shares were redeemed in cash for RSUs that were previously vested as of December 31, 2016. In addition, there were 253,782 and 237,074 RSUs that were vested and outstanding as of March 31, 2017 and December 31, 2016, respectively.

The fair value of RSU grants is determined using the closing trading price of the Company’s Series A common stock on the grant date. As of March 31, 2017, unrecognized compensation expense related to non-vested RSUs totaled $916, which is expected to be recognized over a weighted average period of 1.1 years.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     14

Compensation Expense.     A. H. Belo recognizes compensation expense for awards granted under the Plan over the vesting period of the award. Compensation expense related to RSUs granted under the Plan is set forth in the table below.

Three Months Ended March 31,	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
2017	$441	$279	$720
2016	372	232	604

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

The Company recognized income tax benefit from continuing operations of $42 and $1,109 for the three months ended March 31, 2017 and 2016, respectively. Effective income tax rates from continuing operations were 0.9 percent and 65.2 percent for the three months ended March 31, 2017 and 2016, respectively. The effective income tax rate for the three months ended March 31, 2017, was lower when compared to the prior year period due to a  tax benefit in 2016 resulting from a carryback of net operating loss applied against 2014 taxable income.

Note 7:  Pension and Other Retirement Plans

Defined Benefit Plans.   The Company sponsors the A. H. Belo Pension Plans (the “Pension Plans”), which provide benefits to approximately 2,300 current and former employees of the Company. A. H. Belo Pension Plan I provides benefits to certain current and former employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain former employees of The Providence Journal Company. This obligation was retained by the Company upon the sale of the newspaper operations of The Providence Journal.  No additional benefits are accruing under the A. H. Belo Pension Plans, as future benefits were frozen.

No contributions are required to the A. H. Belo Pension Plans in 2017 under the applicable tax and labor laws governing pension plan funding.

Net Periodic Pension Benefit

The Company’s estimates of net periodic pension expense or benefit are based on the expected return on plan assets, interest on the projected benefit obligations and the amortization of actuarial gains and losses that are deferred in accumulated other comprehensive loss. The table below sets forth components of net periodic pension benefit.

	Three Months Ended March 31,
	2017	2016
Interest cost	$2,386	$2,525
Expected return on plans' assets	(3,313)	(3,396)
Amortization of actuarial loss	75	11
Net periodic pension benefit	$(852)	$(860)

Defined Contribution Plans.   The A. H. Belo Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis. During the three months ended March 31, 2017 and 2016, the Company recorded expense of $264 and $279, respectively,  for matching contributions to the Savings Plan.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     15

Note 8:  Shareholders’ Equity

Dividends.    On March 2, 2017, the Company’s board of directors declared  an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on May  12, 2017, which is payable on June 2, 2017. During the three months ended March  31, 2017, the Company recorded $1,777 to accrue for dividends declared but not yet paid.

Accumulated other comprehensive loss.    Accumulated other comprehensive loss consists of actuarial gains and losses attributable to the A. H. Belo Pension Plans,  gains and losses resulting from Pension Plans’ amendments and other actuarial experience attributable to other post-employment benefit (“OPEB”) plans. The Company records amortization of the components of accumulated other comprehensive loss in employee compensation and benefits in its Consolidated Statements of Operations. Gains and losses associated with the A. H. Belo Pension Plans are amortized over the weighted average remaining life expectancy of the Pension Plans’ participants. Gains and losses associated with the Company’s OPEB plans are amortized over the average remaining service period of active OPEB plans’ participants. Net deferred tax assets associated with the accumulated other comprehensive loss are fully reserved.

The table below sets forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Three Months Ended March 31,
	2017			2016
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(39,308)	$(39,737)	$429	$(38,442)	$(38,898)	$456
Amortization	57	75	(18)	(8)	11	(19)
Balance, end of period	$(39,251)	$(39,662)	$411	$(38,450)	$(38,887)	$437

Note 9:  Earnings Per Share

The table below sets forth the reconciliation for net loss and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended March 31,
	2017	2016
Earnings (Numerator)
Net loss attributable to A. H. Belo Corporation	$(4,430)	$(632)
Less: Dividends to participating securities	39	26
Net loss available to common shareholders from continuing operations	$(4,469)	$(658)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted)	21,690,371	21,514,133

Loss Per Share from Continuing Operations
Basic and diluted	$(0.21)	$(0.03)

Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

The Company considers outstanding stock options and RSUs in the calculation of earnings per share. A  total of 594,185 and 576,695 options and RSUs outstanding during the three months ended March 31, 2017 and 2016, respectively, were excluded from the calculation because the effect was anti-dilutive.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     16

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

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     17

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. H. Belo intends for the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect its financial statements. The following information should be read in conjunction with the Company’s consolidated financial statements and related notes filed as part of this report. Unless otherwise noted, amounts in Management’s Discussion and Analysis reflect continuing operations of the Company, and all dollar amounts are presented in thousands, except share and per share amounts.

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

In the first quarter of 2017, in conjunction with the promotion of Grant Moise from Senior Vice President Business Development / Niche Products to General Manager of The Dallas Morning News and Executive Vice President of A. H. Belo, the Company reorganized its two reportable segments based on changes in reporting structure and the go-to-market for the Company’s service and product offerings. The two reportable segments are Publishing and Marketing Services.

The Company’s Publishing segment includes the operations of The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes; the Denton Record-Chronicle (www.dentonrc.com), a daily newspaper operating in Denton, Texas, and various niche publications targeting specific audiences. These operations generate revenue from sales of advertising within its newspaper and digital platforms, subscription and retail sales of its newspapers, sponsorship advertising for events, commercial printing and distribution services, primarily related to national and regional newspapers, and preprint advertisers. Businesses within the Publishing segment leverage the production facilities, subscriber and advertiser base, and digital news platforms to provide additional contribution margin.

The Marketing Services segment includes marketing services generated by DMV Digital Holdings Company (“DMV Holdings”) and its subsidiaries Distribion, Inc., Vertical Nerve, Inc. and CDFX, LLC (“MarketingFX”). The Marketing Services segment also includes Your Speakeasy, LLC (“Speakeasy”) and digital advertising through Connect (programmatic advertising). The Company operates the portfolio of assets within its Marketing Services segment as separate businesses that sell digital marketing and advertising through different channels, including programmatic advertising and content marketing within the social media environment.

On February 16, 2017, the Company acquired the remaining 30 percent voting interest in Speakeasy for a cash purchase price of $2,111, and on March 2, 2017, the Company acquired the remaining 20 percent voting interest in DMV Holdings for a cash purchase price of $7,120.

The initial purchase of 80 percent voting interest in DMV Holdings occurred in January 2015 for a cash purchase price of $14,110. DMV Holdings holds all outstanding ownership interests of three Dallas-based companies, Distribion, Inc., Vertical Nerve, Inc. and MarketingFX. These businesses specialize in local marketing automation, search engine marketing, and direct mail and promotional products, respectively.

These acquisitions complement the product and service offerings currently available to A. H. Belo clients, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     18

RESULTS OF CONTINUING OPERATIONS

Consolidated Results of Continuing Operations

This section contains discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three months ended March 31, 2017 and 2016. Due to the first quarter 2017 reorganization of the Company’s two reportable segments, the prior year period financial information by segment was recast for comparative purposes.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Three Months Ended March 31,
	2017	Percentage Change	2016
			(Recast)
Publishing
Advertising and marketing services	$27,794	(5.0)%	$29,259
Circulation	19,166	(5.8)%	20,352
Printing, distribution and other	6,531	(5.3)%	6,894
Total Net Operating Revenue	53,491	(5.3)%	56,505

Total Operating Costs and Expense	58,216	(1.3)%	58,985

Operating Loss	$(4,725)	(90.5)%	$(2,480)

Marketing Services
Advertising and marketing services	$7,410	24.0%	$5,978
Total Net Operating Revenue	7,410	24.0%	5,978

Total Operating Costs and Expense	6,820	29.2%	5,279

Operating Income	$590	(15.6)%	$699

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. The most significant decline in advertising revenue has been attributable to print display and classified categories. These categories, which represented 26.6 percent of consolidated revenue in 2014, have declined to 19.6 percent of consolidated revenue thus far in 2017, and further declines are likely in future periods. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. As a result of the continued declines the Publishing segment experienced, and expects to continue to experience, in advertising and print circulation revenues, the Publishing reporting unit’s goodwill was determined to be fully impaired as of December 31, 2016.  Certain goodwill and intangible assets previously reported in the Marketing Services segment were moved to the Publishing segment as a result of the first quarter 2017 segment reorganization. The Publishing reporting unit’s goodwill was fully impaired. Therefore, the Company recorded a  noncash goodwill impairment charge of $228 in the first quarter of 2017.

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

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     19

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

Advertising and marketing services revenue

Advertising and marketing services revenue was 57.8 percent and 56.4 percent of total revenue for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
	2017	Percentage Change	2016
			(Recast)
Publishing
Display advertising	$7,390	(8.5)%	$8,077
Classified advertising	4,545	(0.2)%	4,555
Preprint advertising	10,297	(7.0)%	11,068
Digital advertising	5,562	0.1%	5,559
Marketing Services
Digital services	6,282	22.7%	5,121
Other services	1,128	31.6%	857
Advertising and Marketing Services	$35,204	(0.1)%	$35,237

Publishing

Display – Display revenue primarily represents sales of non-classified advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Revenue decreased due to lower retail advertising in substantially all categories except entertainment in the three months ended March 31, 2017. The department store, food and beverage and furniture categories experienced the greatest declines with a combined revenue decrease of approximately $788,  driven heavily by a retail volume decline of 12.7 percent for the three months ended March 31, 2017.

Classified – Classified primarily represents sales of classified advertising space within the Company’s core and niche newspapers. Growth in classified advertising revenue continues to be challenging as alternative digital outlets continue to emerge. Rate improvement trends in certain display advertising categories partially offset the volume decline. Overall classified revenue remained flat for the three months ended March 31,  2017.

Preprint – Preprint primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased due to a rate decline in preprint newspaper inserts and home delivery mail advertising.

Digital – Digital publishing is primarily comprised of banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com,  sales of online automotive classifieds on the cars.com platform, as well as online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package. Revenue remained flat in the three months ended March 31, 2017.

Marketing Services

Digital services – Digital marketing includes targeted and multi-channel advertising placed on third-party websites, content development, social media management, search optimization, and other consulting. DMV Holdings provided a significant portion of the growth in digital marketing revenue. DMV Holdings revenue increased $2,056 in the three months ended March 31, 2017. The digital services revenue increase offset approximately 98 percent of the core print advertising revenue decline in the three months ended March 31, 2017.

Other services – Other services revenue increased $271 in the three months ended March 31,  2017, due to the sale of promotional merchandise by MarketingFX.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     20

Circulation revenue

Circulation revenue was 31.5 percent and 32.6  percent of total revenue for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
	2017	Percentage Change	2016
Publishing
Circulation	$19,166	(5.8)%	$20,352

Revenue decreased primarily due to a decline in home delivery volume of 9.9 percent for the three months ended March 31, 2017. Single copy revenue remained relatively flat to prior year, driven by a decrease in single copy paid print circulation volume of 17.3 percent, for the three months ended March 31,  2017, offset by an increase in the daily single copy rate.

Volume declines in circulation revenue have been more pronounced with single copy sales as it competes for retail space. Price increases and supplemental editions are critical to maintaining the revenue base to support this product. During the three months ended March 31,  2017, the Company generated $169 of incremental circulation revenue through the distribution of specialty magazines to its core subscribers.

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.7 percent and 11.0 percent of total revenue for the three months ended March 31, 2017 and 2016,  respectively.

	Three Months Ended March 31,
	2017	Percentage Change	2016
			(Recast)
Publishing
Printing, Distribution and Other	$6,531	(5.3)%	$6,894

The Company aggressively markets the capacity of its printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. Additionally, the Company’s event activation, promotion and marketing services provider,  CrowdSource, works closely with cities and other corporate sponsors to bring large entertainment events to local communities. Revenue decreased due to a decline in volumes associated with certain national newspapers.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     21

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended March 31,
	2017	Percentage Change	2016
			(Recast)
Publishing
Employee compensation and benefits	$24,542	0.2%	$24,492
Other production, distribution and operating costs	25,326	(2.4)%	25,937
Newsprint, ink and other supplies	5,629	(4.9)%	5,919
Depreciation	2,491	(4.6)%	2,611
Amortization	—	(100.0)%	26
Goodwill impairment	228	N/A	—
Marketing Services
Employee compensation and benefits	3,333	32.0%	2,525
Other production, distribution and operating costs	3,000	25.3%	2,394
Newsprint, ink and other supplies	272	95.7%	139
Depreciation	15	(28.6)%	21
Amortization	200	-%	200
Total Operating Costs and Expense	$65,036	1.2%	$64,264

Publishing

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards employee benefit plans. Employee compensation and benefits remained flat in the three months ended March 31, 2017.

Other production, distribution and operating costs – Expense decreased in the Company’s Publishing segment reflecting savings as the Company continues to manage discretionary spending. Savings were generated by reductions in temporary services, promotional spending and distribution expense related to mail delivered preprints.

Newsprint, ink and other supplies –  Expense decreased due to reduced newsprint costs associated with lower circulation volumes from the Company and certain third-party newspapers and the discontinuation of unprofitable product lines. Newsprint consumption for the three months ended March 31, 2017 and 2016, approximated 5,835 and 6,589 metric tons, respectively, at an average cost per metric ton of $563 and $503, respectively. The average purchase price for newsprint was $565 and $511 for the three months ended March 31, 2017 and 2016, respectively.

Depreciation – Expense decreased due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated.

Amortization – All definite-lived intangible assets are fully amortized.

Goodwill impairment – In the three months ended March 31, 2017, operating costs and expense for the Publishing segment reflect a noncash goodwill impairment charge of $228.

Marketing Services

Employee compensation and benefits – Expense increased in the three months ended March 31,  2017, primarily related to the growth associated with DMV Holdings of $822. As of March 31, 2017 and 2016, DMV Holdings employed 86 and 69 personnel, respectively.

Other production, distribution and operating costs –  Expense increased $606 in the three months ended March 31, 2017,  in connection with growth in DMV Holdings, partially offset by a reduction in Speakeasy expenses.

Newsprint, ink and other supplies – Expense increased $133 in the three months ended March 31,  2017, primarily due to an increase in promotional material printing costs associated with MarketingFX.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     22

Depreciation – Marketing and event services’ cost structure is primarily labor driven. Capital purchases are required to support technology investments, the Company’s websites and customer engaging applications. Capital assets are primarily depreciated over a life of three years.

Amortization –  Expense is primarily related to customer lists associated with DMV Holdings.

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended March 31,
	2017	Percentage Change	2016
Other income (expense), net	$(337)	(526.6)%	$79

Income tax benefit	$(42)	96.2%	$(1,109)

Other Income (Expense) – Other income (expense) is primarily comprised of investment activity and gain (loss) on disposal of fixed assets. As of March 31, 2017, the Company did not have any equity method investments.

Tax provision –  Effective income tax rates from continuing operations were 0.9 percent and 65.2 percent for the three months ended March 31, 2017 and 2016, respectively. The effective income tax rate for the three months ended March 31, 2017, was lower when compared to the prior year period due to a tax benefit in 2016 resulting from a carryback of net operating loss applied against 2014 taxable income.

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

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     23

Liquidity and Capital Resources

The Company’s cash balances as of March 31, 2017 and December 31, 2016, were $69,205 and $80,071, respectively.

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue from Publishing operations is expected to continue to decline in future periods, operating contributions expected from the Company’s Marketing Services businesses, as well as planned adjustments for tax, pension and other cost cutting measures, are expected to be sufficient to fund operating activities and capital spending of approximately $12,000 over the remainder of the year.

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

Operating Cash Flows

Net cash provided by operating activities for the three months ended months ended March 31, 2017 and 2016, was $1,037 and $347, respectively. Cash flows from operating activities improved by $690 during the three months ended March 31, 2017, when compared to the prior year period, primarily due to changes in working capital and other operating assets and liabilities of $4,370, partially offset by an increase in net loss of $3,837.

Investing Cash Flows

Net cash used for investing activities was $852 and $2,095 for the three months ended March 31, 2017 and 2016, respectively, all of which is attributable to capital spending.

Financing Cash Flows

Net cash used for financing activities was $11,051 and $1,976 for the three months ended March 31, 2017 and 2016, respectively. Cash flows used for financing activities increased in 2017 compared to 2016, due to the first quarter 2017 acquisitions of the remaining interests in DMV Holdings and Speakeasy for a purchase price of $7,120 and $2,111, respectively. Cash used for financing activities also included dividend payments of $1,763 and $1,745 in 2017 and 2016, respectively.

Financing Arrangements

None.

Contractual Obligations

Under the applicable tax and labor laws governing pension plan funding, no contributions to the A. H. Belo Pension Plans are required in 2017.

On March 2, 2017, the Company’s board of directors declared  an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on May 12, 2017, which is payable on June 2, 2017.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2016, filed on March 10, 2017, with the Securities and Exchange Commission (“SEC”).

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     24

Critical Accounting Policies and Estimates

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in A. H. Belo Corporation’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

(b) Changes in internal controls. As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation there have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report other than SOX control changes related to the implementation of a new enterprise resource planning system that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

Item 1A.  Risk Factors

There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

None.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     25

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     26

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

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     27

Exhibit Number		Description
		(5)	*

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

A. H. Belo Corporation 2008 Incentive Compensation Plan (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008) (the “February 12, 2008 Form 8‑K”)

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

			*	(e) Form of A. H. Belo Cash Long‑Term Incentive Evidence of Grant (for Employee Awards) (Exhibit 10.2 to the March 12, 2012 Form 8-K)
		~(3)	*	A. H. Belo 2017 Incentive Compensation Plan (Exhibit I to A. H. Belo Corporation’s Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on March 28, 2017)
		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a) Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)
		~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013)

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     28

Exhibit Number		Description
		~(6)	*

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

31.1				Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2				Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32				Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS				**	XBRL Instance Document
101.SCH				**	XBRL Taxonomy Extension Scheme
101.CAL				**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF				**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB				**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE				**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	May 3, 2017

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     30

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation First Quarter 2017 on Form 10-Q     31