Form 10-Q
period 2017-06-30
A. H. Belo Corp
filed 2017-08-01
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	July 27, 2017
Common Stock, $.01 par value	21,753,166

Total Common Stock consists of 19,280,601 shares of Series A Common Stock and 2,472,565 shares of Series B Common Stock.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     3

A. H. BELO CORPORATION

FORM 10-Q

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     4

PART I

Item 1.  Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except share and per share amounts (unaudited)	2017	2016	2017	2016
Net Operating Revenue:
Advertising and marketing services	$36,022	$38,040	$71,226	$73,277
Circulation	19,088	19,821	38,254	40,173
Printing, distribution and other	7,979	8,765	14,510	15,659
Total net operating revenue	63,089	66,626	123,990	129,109
Operating Costs and Expense:
Employee compensation and benefits	24,853	24,774	52,728	51,791
Other production, distribution and operating costs	29,736	29,898	58,062	58,229
Newsprint, ink and other supplies	5,993	6,461	11,894	12,519
Depreciation	2,727	2,605	5,233	5,237
Amortization	199	229	399	455
Goodwill impairment	—	—	228	—
Total operating costs and expense	63,508	63,967	128,544	128,231
Operating income (loss)	(419)	2,659	(4,554)	878
Other income (expense), net	(93)	408	(430)	487
Income (Loss) from Continuing Operations Before Income Taxes	(512)	3,067	(4,984)	1,365
Income tax provision	293	2,393	251	1,284
Net Income (Loss)	(805)	674	(5,235)	81
Net income (loss) attributable to noncontrolling interests	—	(19)	—	20
Net Income (Loss) Attributable to A. H. Belo Corporation	$(805)	$693	$(5,235)	$61

Per Share Basis
Net income (loss) attributable to A. H. Belo Corporation
Basic and diluted	$(0.04)	$0.03	$(0.24)	$0.00
Number of common shares used in the per share calculation:
Basic	21,743,390	21,614,260	21,717,032	21,564,200
Diluted	21,743,390	21,762,559	21,717,032	21,724,876

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     5

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (unaudited)	2017	2016	2017	2016
Net Income (Loss)	$(805)	$674	$(5,235)	$81
Other Comprehensive Income (Loss):
Amortization of actuarial (gains) losses, net of tax	56	(24)	113	(32)
Total other comprehensive income (loss)	56	(24)	113	(32)
Comprehensive Income (Loss)	(749)	650	(5,122)	49
Comprehensive income (loss) attributable to noncontrolling interests	—	(19)	—	20
Total Comprehensive Income (Loss) Attributable to A. H. Belo Corporation	$(749)	$669	$(5,122)	$29

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     6

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
In thousands, except share amounts (unaudited)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$64,856	$80,071
Accounts receivable (net of allowance of $942 and $1,115 at June 30, 2017 and December 31, 2016, respectively)	23,960	29,114
Inventories	3,071	3,386
Prepaids and other current assets	10,789	9,553
Assets held for sale	8,740	—
Total current assets	111,416	122,124
Property, plant and equipment, at cost	441,024	445,874
Less accumulated depreciation	(407,493)	(402,115)
Property, plant and equipment, net	33,531	43,759
Intangible assets, net	4,473	4,872
Goodwill	13,973	14,201
Other assets	6,888	7,775
Total assets	$170,281	$192,731
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,411	$9,036
Accrued compensation and benefits	8,479	8,657
Other accrued expense	4,440	6,318
Advance subscription payments	12,832	13,243
Total current liabilities	34,162	37,254
Long-term pension liabilities	52,989	54,843
Other post-employment benefits	2,321	2,329
Other liabilities	6,456	6,483
Total liabilities	95,928	100,909
Noncontrolling interest - redeemable	—	2,670
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,697,482 and 20,620,461 shares at June 30, 2017 and December 31, 2016, respectively	208	207
Series B: issued 2,472,565 and 2,472,680 shares at June 30, 2017 and December 31, 2016, respectively	24	24
Treasury stock, Series A, at cost; 1,416,881 shares held at June 30, 2017 and December 31, 2016	(11,233)	(11,233)
Additional paid-in capital	494,671	499,552
Accumulated other comprehensive loss	(39,195)	(39,308)
Accumulated deficit	(370,122)	(361,324)
Total shareholders’ equity attributable to A. H. Belo Corporation	74,353	87,918
Noncontrolling interests	—	1,234
Total shareholders’ equity	74,353	89,152
Total liabilities and shareholders’ equity	$170,281	$192,731

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     7

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2015	20,522,503	2,387,509	$229	$500,449	(1,416,881)	$(11,233)	$(38,442)	$(333,222)	$1,069	$118,850
Net income	—	—	—	—	—	—	—	61	7	68
Other comprehensive loss	—	—	—	—	—	—	(32)	—	—	(32)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(165)	(165)
Capital contributions of noncontrolling interests	—	—	—	(396)	—	—	—	—	396	—
Issuance of shares for restricted stock units	97,203	—	1	(1)	—	—	—	—	—	—
Issuance of shares for stock option exercises	—	85,926	1	155	—	—	—	—	—	156
Share-based compensation	—	—	—	448	—	—	—	—	—	448
Conversion of Series B to Series A	649	(649)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(5,265)	—	(5,265)
Balance at June 30, 2016	20,620,355	2,472,786	$231	$500,655	(1,416,881)	$(11,233)	$(38,474)	$(338,426)	$1,307	$114,060
Balance at December 31, 2016	20,620,461	2,472,680	$231	$499,552	(1,416,881)	$(11,233)	$(39,308)	$(361,324)	$1,234	$89,152
Net loss	—	—	—	—	—	—	—	(5,235)	—	(5,235)
Other comprehensive income	—	—	—	—	—	—	113	—	—	113
Distributions to noncontrolling interests	—	—	—	—	—	—		—	(118)	(118)
Issuance of shares for restricted stock units	76,906	—	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	—	626	—	—	—	—	—	626
Purchases of noncontrolling interests	—	—	—	(5,506)	—	—	—	—	(1,116)	(6,622)
Conversion of Series B to Series A	115	(115)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(3,563)	—	(3,563)
Balance at June 30, 2017	20,697,482	2,472,565	$232	$494,671	(1,416,881)	$(11,233)	$(39,195)	$(370,122)	$—	$74,353

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     8

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands (unaudited)	2017	2016
Operating Activities
Net income (loss)	$(5,235)	$81
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,632	5,692
Net periodic pension and other post-employment benefit	(1,717)	(1,749)
Share-based compensation	626	448
Deferred income taxes	—	9
Loss on investment related activity	250	—
Gain on disposal of fixed assets	—	(325)
Goodwill impairment	228	—
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	5,154	6,041
Inventories, prepaids and other current assets	(921)	(2,006)
Other assets	637	443
Accounts payable	(625)	(748)
Compensation and benefit obligations	(175)	847
Other accrued expenses	(890)	(518)
Advance subscription payments	(411)	101
Other post-employment benefits	(31)	(93)
Net cash provided by operating activities	2,522	8,223
Investing Activities
Purchases of assets	(4,789)	(3,174)
Net cash used for investing activities	(4,789)	(3,174)
Financing Activities
Purchases of noncontrolling interests	(9,231)	—
Dividends paid	(3,538)	(3,503)
Proceeds from other financing activities	—	2,566
Distributions to noncontrolling interests	(179)	(264)
Proceeds from exercise of stock options	—	156
Net cash used for financing activities	(12,948)	(1,045)
Net increase (decrease) in cash and cash equivalents	(15,215)	4,004
Cash and cash equivalents, beginning of period	80,071	78,380
Cash and cash equivalents, end of period	$64,856	$82,384

Supplemental Disclosures
Income tax paid, net (refund)	$1,163	$1,289
Noncash investing and financing activities:
Investments in property, plant and equipment payable	160	—
Dividends payable	1,788	—

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     9

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

New Accounting Pronouncements.    The Financial Accounting Standards Board (“FASB”) issued the following accounting pronouncements and guidance which may be applicable to the Company but have not yet become effective.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers (Topic 606). This guidance prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The core principle contemplated by this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Since May 2014, the FASB issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, noncash considerations, contract modifications, and completed contracts at transition. The new guidance will supersede virtually all existing revenue guidance under GAAP and is effective for fiscal years beginning after December 31, 2017. There are two transition options available to entities, the full retrospective approach, in which the Company would restate prior periods, or the modified retrospective approach. The Company currently anticipates adopting ASU 2014-09 using the modified retrospective approach as of January 1, 2018. This approach consists of recognizing the cumulative effect of initially applying the standard as an adjustment to opening retained earnings.

The Company coordinated a team of key stakeholders to develop a bottom-up approach to analyze the impact of the new standard on its portfolio of contracts. Based upon the Company’s initial evaluation, some of the issues currently being reviewed include the impact of gross versus net, level of disaggregation of revenue disclosed in the Company’s financial statements and evaluating the standalone selling price related to certain performance obligations. The Company is currently quantifying the impact that the updated guidance will have on the Company’s financial statements and related disclosures.

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

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     10

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

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     11

The following tables show summarized financial information for the Company’s reportable segments. Due to the first quarter 2017 reorganization of the Company’s two reportable segments, the prior year periods financial information by segment were recast for comparative purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(Recast)		(Recast)
Revenue
Publishing	$54,822	$60,575	$108,313	$117,080
Marketing Services	8,267	6,051	15,677	12,029
Total	$63,089	$66,626	$123,990	$129,109

Operating Income (Loss)
Publishing	$(1,208)	$1,678	$(5,933)	$(802)
Marketing Services	789	981	1,379	1,680
Total	$(419)	$2,659	$(4,554)	$878

Noncash Expenses
Publishing
Depreciation	$2,706	$2,587	$5,197	$5,198
Amortization	—	26	—	52
Goodwill impairment	—	—	228	—
Total	$2,706	$2,613	$5,425	$5,250

Marketing Services
Depreciation	$21	$18	$36	$39
Amortization	199	203	399	403
Total	$220	$221	$435	$442

	June 30,	December 31,
	2017	2016
		(Recast)
Total Assets
Publishing	$147,495	$170,820
Marketing Services	22,786	21,911
Total	$170,281	$192,731

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

Pro-rata distributions.    In connection with the 2015 acquisition of 80 percent voting interest in DMV Holdings, the shareholder agreement provided for a pro-rata distribution of 50 percent and 100 percent of DMV Holdings’ free cash flow for fiscal years 2016 and 2015, respectively. Free cash flow is defined as earnings before interest, taxes, depreciation and amortization less capital expenditures, debt amortization and interest expense, as applicable. In the six months ended June 30, 2017 and 2016, the Company recorded pro-rata distributions to noncontrolling interests of $163 and $264, respectively, in connection with this agreement based on 2016 and 2015 free cash flow as defined, respectively.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     12

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

Redeemable noncontrolling interest was recorded at fair value on the acquisition date and the carrying value was adjusted each period for its share of the earnings related to DMV Holdings and for any distributions.  The carrying value was also adjusted for the change in fair value, which was based on the estimated redemption value as of December 31, 2016. Adjustments were recorded to retained earnings or additional paid in capital, as applicable, and have no effect to earnings of the Company. During the six months ended June 30, 2017 and 2016, redeemable noncontrolling interest was decreased by $61 and $99, respectively, for distributions related to the 2016 and 2015 free cash flow, respectively, as required under the shareholder agreement.

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

Note 4:  Goodwill and Intangible Assets

The following table shows goodwill and other intangible assets by reportable segment as of June 30, 2017 and December 31, 2016. Due to the first quarter 2017 reorganization of the Company’s two reportable segments, the prior year period financial information by segment was recast for comparative purposes.

	June 30,	December 31,
	2017	2016
		(Recast)
Goodwill
Publishing	$—	$228
Marketing Services	13,973	13,973
Total	$13,973	$14,201

Intangible Assets
Publishing
Cost	$—	$240
Accumulated Amortization	—	(240)
Net Carrying Value	$—	$—
Marketing Services
Cost	$6,470	$6,470
Accumulated Amortization	(1,997)	(1,598)
Net Carrying Value	$4,473	$4,872

In the six months ended June 30, 2017, the Publishing segment’s fully amortized intangible assets of $240 of customer relationships were written-off and had no remaining useful life.  Intangible assets consist of $4,950 of customer relationships with estimated useful lives of 10 years and $1,520 of developed technology with an estimated useful life of five years. Aggregate amortization expense was $199 and $399 for the three and six months ended June 30, 2017,  respectively, and $229 and $455 for the three and six months ended June 30, 2016, respectively.

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

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     13

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

Note 5:  Long-term Incentive Plan

A. H. Belo sponsors a long-term incentive plan (the “Plan”) under which 8,000,000 shares of the Company’s Series A and Series B common stock are authorized for equity-based awards. Awards may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards,  restricted stock units (“RSUs”), performance shares, performance units or stock appreciation rights. In addition, stock options may be accompanied by full and limited stock appreciation rights. Rights and limited stock appreciation rights may also be issued without accompanying stock options. Awards under the Plan were also granted to holders of stock options issued by A. H. Belo’s former parent company in connection with the Company’s separation from its former parent in 2008. Due to the expiration of the Plan on February 8, 2018, A. H. Belo implemented, and shareholders approved, a new long-term incentive plan (the “2017 Plan”) under which 8,000,000 shares of the Company’s Series A and Series B common stock are authorized for equity-based awards. Like its predecessor plan, awards under the 2017 Plan may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards, RSUs, performance shares, performance units or stock appreciation rights. No grants have yet been made under the 2017 Plan.

Stock Options.    Stock options granted under the Plan are fully vested and exercisable. No options have been granted since 2009, and all compensation expense associated with stock options has been fully recognized as of June 30, 2017.

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	114,979	$8.21
Canceled	(14,635)	20.16
Outstanding at June 30, 2017	100,344	6.46

As of June 30, 2017, the aggregate intrinsic value of outstanding options was $10 and the weighted average remaining contractual life of the Company’s stock options was 1.1 years.  The aggregate intrinsic value of options exercised in the three and six months ended June 30,  2016,  was $183 and $300, respectively.

Restricted Stock Units.    The Company’s RSUs have service and/or performance conditions and, subject to retirement eligibility, vest over a period of up to three years. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of up to three years. As of June 30, 2017, the liability for the portion of the awards to be redeemed in cash was $771. The table below sets forth a summary of RSU activity under the Plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted Average Price on Date of Grant
Non-vested at December 31, 2016	121,131				$5.65
Granted	284,868				6.11
Vested and outstanding	(159,212)				5.71
Vested and issued	(22,734)	13,634	9,100	$57	6.90
Non-vested at June 30, 2017	224,053				6.07

For the six months ended June 30, 2017, the Company issued 63,272 shares of Series A common stock and 42,189 shares were redeemed in cash for RSUs that were previously vested as of December 31, 2016. In addition, there were 290,825 and 237,074 RSUs that were vested and outstanding as of June 30, 2017 and December 31, 2016, respectively.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     14

The fair value of RSU grants is determined using the closing trading price of the Company’s Series A common stock on the grant date. As of June 30, 2017, unrecognized compensation expense related to non-vested RSUs totaled $1,018, which is expected to be recognized over a weighted average period of approximately 1.0 year.

Compensation Expense.     A. H. Belo recognizes compensation expense for awards granted under the Plan over the vesting period of the award. Compensation expense related to RSUs granted under the Plan is set forth in the table below.

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
Three Months Ended June 30,
2017	$185	$38	$223
2016	76	69	145
Six Months Ended June 30,
2017	$626	$317	$943
2016	448	301	749

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

The Company recognized income tax provision from continuing operations of $293 and $2,393 for the three months ended June 30, 2017 and 2016, respectively, and $251 and $1,284 for the six months ended June 30, 2017 and 2016, respectively. Effective income tax rates from continuing operations were (5.0) percent and 94.1 percent for the six months ended June 30, 2017 and 2016, respectively. The effective income tax rate for the six months ended June 30, 2017, was due to the federal tax benefit fully reserved with a valuation allowance and the effect of the Texas margin tax. The 2017 effective income tax rate was lower when compared to the prior year period due to taxable income generated from operations and the disposition of certain fixed assets in 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$2,386	$2,524	$4,772	$5,049
Expected return on plans' assets	(3,314)	(3,397)	(6,627)	(6,793)
Amortization of actuarial loss	74	20	149	31
Net periodic pension benefit	$(854)	$(853)	$(1,706)	$(1,713)

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     15

Defined Contribution Plans.   The A. H. Belo Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis. During the three months ended June 30, 2017 and 2016, the Company recorded expense of $231 and $222, respectively,  and during the six months ended June 30, 2017 and 2016, the Company recorded expense of $495 and $501, respectively,  for matching contributions to the Savings Plan.

Note 8:  Shareholders’ Equity

Dividends.    On May 10, 2017, the Company’s board of directors declared  an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on August 11, 2017, which is payable on September 1, 2017. During the three months ended June 30, 2017, the Company recorded $1,788 to accrue for dividends declared but not yet paid.

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

	Three Months Ended June 30,
	2017			2016
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(39,251)	$(39,662)	$411	$(38,450)	$(38,887)	$437
Amortization	56	74	(18)	(24)	20	(44)
Balance, end of period	$(39,195)	$(39,588)	$393	$(38,474)	$(38,867)	$393

	Six Months Ended June 30,
	2017			2016
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(39,308)	$(39,737)	$429	$(38,442)	$(38,898)	$456
Amortization	113	149	(36)	(32)	31	(63)
Balance, end of period	$(39,195)	$(39,588)	$393	$(38,474)	$(38,867)	$393

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     16

Note 9:  Earnings Per Share

The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings (Numerator)
Net income (loss) attributable to A. H. Belo Corporation	$(805)	$693	$(5,235)	$61
Less: Dividends to participating securities	43	28	82	54
Net income (loss) available to common shareholders from continuing operations	$(848)	$665	$(5,317)	$7

Shares (Denominator)
Weighted average common shares outstanding (basic)	21,743,390	21,614,260	21,717,032	21,564,200
Effect of dilutive securities	—	148,299	—	160,676
Adjusted weighted average shares outstanding (diluted)	21,743,390	21,762,559	21,717,032	21,724,876

Earnings Per Share from Continuing Operations
Basic and diluted	$(0.04)	$0.03	$(0.24)	$0.00

Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

The Company considers outstanding stock options and RSUs in the calculation of earnings per share. A  total of 615,222 and 499,726 options and RSUs outstanding as of June 30, 2017 and 2016, respectively, were excluded from the calculation because the effect was anti-dilutive.

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

The Company was previously involved in a dispute with a customer regarding performance and pricing terms with respect to a change order to its printing services contract with the Company. In the second quarter of 2017, the Company and the customer entered into an amended printing services agreement extending the term of the agreement for an additional seven years, established pricing terms for the extended term and resolved the disputed invoices with no losses incurred by the Company.

In the opinion of management, liabilities, if any, arising from other currently existing claims against the Company would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

Note 11:  Sales of Assets

Assets held for sale include long-lived assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale. In the second quarter of 2017, the Company announced that three parcels of land located in downtown Dallas, Texas are available for sale. These assets, with a total carrying value of $8,740, are reported as assets held for sale as of June 30, 2017.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     17

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

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     18

RESULTS OF CONTINUING OPERATIONS

Consolidated Results of Continuing Operations

This section contains discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three and six months ended June 30, 2017 and 2016. Due to the first quarter 2017 reorganization of the Company’s two reportable segments, the prior year periods financial information by segment were recast for comparative purposes.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Percentage Change	2016	2017	Percentage Change	2016
			(Recast)			(Recast)
Publishing
Advertising and marketing services	$27,755	(13.2)%	$31,989	$55,549	(9.3)%	$61,248
Circulation	19,088	(3.7)%	19,821	38,254	(4.8)%	40,173
Printing, distribution and other	7,979	(9.0)%	8,765	14,510	(7.3)%	15,659
Total Net Operating Revenue	54,822	(9.5)%	60,575	108,313	(7.5)%	117,080

Total Operating Costs and Expense	56,030	(4.9)%	58,897	114,246	(3.1)%	117,882

Operating Income (Loss)	$(1,208)	(172.0)%	$1,678	$(5,933)	(639.8)%	$(802)

Marketing Services
Advertising and marketing services	$8,267	36.6%	$6,051	$15,677	30.3%	$12,029
Total Net Operating Revenue	8,267	36.6%	6,051	15,677	30.3%	12,029

Total Operating Costs and Expense	7,478	47.5%	5,070	14,298	38.2%	10,349

Operating Income	$789	(19.6)%	$981	$1,379	(17.9)%	$1,680

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. The most significant decline in advertising revenue has been attributable to print display and classified categories. These categories, which represented 26.6 percent of consolidated revenue in 2014, have declined to 19.2 percent of consolidated revenue thus far in 2017, and further declines are likely in future periods. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. As a result of the continued declines the Publishing segment experienced, and expects to continue to experience, in advertising and print circulation revenues, the Publishing reporting unit’s goodwill was determined to be fully impaired as of December 31, 2016.  Certain goodwill and intangible assets previously reported in the Marketing Services segment were moved to the Publishing segment as a result of the first quarter 2017 segment reorganization. The Publishing reporting unit’s goodwill was fully impaired. Therefore, the Company recorded a  noncash goodwill impairment charge of $228 in the first quarter of 2017.

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

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     19

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

Advertising and marketing services revenue

Advertising and marketing services revenue was 57.1 percent and 57.4 percent of total revenue for the three and six months ended June 30, 2017,  respectively, and 57.1 percent and 56.8 percent for the three and six months ended June 30, 2016, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Percentage Change	2016	2017	Percentage Change	2016
			(Recast)			(Recast)
Publishing
Display advertising	$7,347	(17.4)%	$8,900	$14,737	(13.2)%	$16,977
Classified advertising	4,557	(14.7)%	5,343	9,102	(8.0)%	9,898
Preprint advertising	10,235	(12.6)%	11,707	20,532	(9.8)%	22,775
Digital advertising	5,616	(7.0)%	6,039	11,178	(3.6)%	11,598
Marketing Services
Digital services	7,426	40.1%	5,300	13,708	31.5%	10,421
Other services	841	12.0%	751	1,969	22.5%	1,608
Advertising and Marketing Services	$36,022	(5.3)%	$38,040	$71,226	(2.8)%	$73,277

Publishing

Display – Display revenue primarily represents sales of non-classified advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Revenue decreased due to lower retail advertising in substantially all categories in both periods, except entertainment in the six months ended June 30, 2017. The department store, food and beverage, medical and furniture categories experienced the greatest declines with a combined revenue decrease of approximately $873 and $1,720,  for the three and six months ended June 30, 2017, respectively. The revenue decrease was driven heavily by a retail volume decline of 8.4 percent and 10.0 percent, for the three and six months ended June 30, 2017, respectively.

Classified – Classified primarily represents sales of classified advertising space within the Company’s core and niche newspapers. Growth in classified advertising revenue continues to be challenging as alternative digital outlets continue to emerge. Rate improvement trends in certain display advertising categories partially offset the volume decline. Overall classified revenue declined for the three and six months ended June 30,  2017, due to lower volumes in substantially all categories except employment.

Preprint – Preprint primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased due to a rate decline in preprint newspaper inserts and home delivery mail advertising.

Digital – Digital publishing is primarily comprised of banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com,  sales of online automotive classifieds on the cars.com platform, as well as online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package. Revenue decreased in the three and six months ended June 30, 2017, due to a lower volume of online automotive classifieds on the cars.com platform.

Marketing Services

Digital services – Digital marketing includes targeted and multi-channel advertising placed on third-party websites, content development, social media management, search optimization, and other consulting. DMV Holdings provided a significant portion of the growth in digital marketing revenue. DMV Holdings revenue increased $1,820 and $3,876 in the three and six months ended June 30, 2017, respectively. The digital services revenue increase offset approximately 49 percent and 65 percent of the core print advertising revenue decline in the three and six months ended June  30, 2017, respectively.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     20

Other services – Other services revenue increased $90 and $361 in the three and six months ended June 30,  2017,  respectively, due to the sale of promotional merchandise by MarketingFX.

Circulation revenue

Circulation revenue was 30.3 percent and 30.9  percent of total revenue for the three and six months ended June 30, 2017, respectively, and 29.7 percent and 31.1 percent for the three and six months ended June 30, 2016, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Percentage Change	2016	2017	Percentage Change	2016
Publishing
Circulation	$19,088	(3.7)%	$19,821	$38,254	(4.8)%	$40,173

Revenue decreased primarily due to a decline in home delivery volume of 8.4 percent and 8.8 percent, for the three and six months ended June 30, 2017, respectively. Single copy revenue increased slightly compared to prior year, driven by an increase in the daily single copy rate, partially offset by a decrease in single copy paid print circulation volume of 19.2 percent and 18.2 percent, for the three and six months ended June 30,  2017,  respectively.

Volume declines in circulation revenue have been more pronounced with single copy sales as it competes for retail space. Price increases and supplemental editions are critical to maintaining the revenue base to support this product. During the three and six months ended June 30,  2017, the Company generated $122 and $291, respectively, of incremental circulation revenue through the distribution of specialty magazines to its core subscribers.

Printing, distribution and other revenue

Printing, distribution and other revenue was 12.6 percent and 11.7 percent of total revenue for the three and six months ended June 30, 2017, respectively, and 13.2 percent and 12.1 percent for the three and six months ended June 30, 2016,  respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Percentage Change	2016	2017	Percentage Change	2016
			(Recast)			(Recast)
Publishing
Printing, Distribution and Other	$7,979	(9.0)%	$8,765	$14,510	(7.3)%	$15,659

The Company aggressively markets the capacity of its printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. Additionally, the Company’s event activation, promotion and marketing services provider,  CrowdSource, works closely with cities and other corporate sponsors to bring large entertainment events to local communities. Revenue decreased in the three and six months ended June 30, 2017, due to a decline in revenue related to events the Company did not host in 2017.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     21

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Percentage Change	2016	2017	Percentage Change	2016
			(Recast)			(Recast)
Publishing
Employee compensation and benefits	$21,500	(2.4)%	$22,035	$46,042	(1.0)%	$46,527
Other production, distribution and operating costs	26,119	(6.6)%	27,976	51,445	(4.6)%	53,913
Newsprint, ink and other supplies	5,705	(9.1)%	6,273	11,334	(7.0)%	12,192
Depreciation	2,706	4.6%	2,587	5,197	(0.0)%	5,198
Amortization	—	(100.0)%	26	—	(100.0)%	52
Goodwill impairment	—	N/A	—	228	N/A	—
Marketing Services
Employee compensation and benefits	3,353	22.4%	2,739	6,686	27.0%	5,264
Other production, distribution and operating costs	3,617	88.2%	1,922	6,617	53.3%	4,316
Newsprint, ink and other supplies	288	53.2%	188	560	71.3%	327
Depreciation	21	16.7%	18	36	(7.7)%	39
Amortization	199	(2.0)%	203	399	(1.0)%	403
Total Operating Costs and Expense	$63,508	(0.7)%	$63,967	$128,544	0.2%	$128,231

Publishing

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards employee benefit plans. Employee compensation and benefits declined $535 and $485 in the three and six months ended June 30, 2017,  respectively, primarily due to a reduction in personnel.

Other production, distribution and operating costs – Expense decreased in the Company’s Publishing segment reflecting savings as the Company continues to manage discretionary spending. Savings were generated by reductions in outside services and distribution expense related to delivery of the Company’s various publications and products.

Newsprint, ink and other supplies –  Expense decreased due to reduced newsprint costs associated with lower circulation volumes from the Company and certain third-party newspapers and the discontinuation of unprofitable product lines. Newsprint consumption for the three months ended June 30, 2017 and 2016, approximated 5,919 and 6,806 metric tons, respectively, at an average cost per metric ton of $561 and  $524, respectively.  Newsprint consumption for the six months ended June 30, 2017 and 2016, approximated 11,754 and 13,395 metric tons, respectively, at an average cost per metric ton of $562 and  $514, respectively.  The average purchase price for newsprint was $559 and $530 for the three months ended June 30, 2017 and 2016, respectively,  and $562 and $521 for the six months ended June 30, 2017 and 2016, respectively.

Depreciation – Expense increased in the three months ended June 30, 2017, due to capital purchases to support the Company’s financial and human resource software application.

Amortization – All definite-lived intangible assets are fully amortized.

Goodwill impairment – In the six months ended June 30, 2017, operating costs and expense for the Publishing segment reflect a noncash goodwill impairment charge of $228.

Marketing Services

Employee compensation and benefits – Expense increased in the three and six months ended June 30,  2017, primarily related to the growth associated with DMV Holdings of $525 and $1,347, respectively. As of June 30, 2017 and 2016, DMV Holdings employed 82 and 71 personnel, respectively.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     22

Other production, distribution and operating costs –  Expense increased $1,695 and $2,301 in the three and six months ended June 30, 2017,  respectively, in connection with growth in DMV Holdings.

Newsprint, ink and other supplies – Expense increased $100 and $233 in the three and six months ended June 30,  2017,  respectively, primarily due to an increase in promotional material printing costs associated with MarketingFX.

Depreciation – Marketing and event services’ cost structure is primarily labor driven. Capital purchases are required to support technology investments, the Company’s websites and customer engaging applications. Capital assets are primarily depreciated over a life of three years.

Amortization –  Expense is primarily related to customer lists associated with DMV Holdings.

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Percentage Change	2016	2017	Percentage Change	2016
Other income (expense), net	$(93)	(122.8)%	$408	$(430)	(188.3)%	$487

Income tax provision	$293	(87.8)%	$2,393	$251	(80.5)%	$1,284

Other income (expense) – Other income (expense) is primarily comprised of investment activity and gain (loss) on disposal of fixed assets. As of June 30, 2017, the Company did not have any equity method investments.

Tax provision –  The Company recognized income tax provision from continuing operations of $293 and $2,393 for the three months ended June 30, 2017 and 2016, respectively, and $251 and $1,284 for the six months ended June 30, 2017 and 2016, respectively. Effective income tax rates from continuing operations were (5.0) percent and 94.1 percent for the six months ended June 30, 2017 and 2016, respectively. The effective income tax rate for the six months ended June 30, 2017, was due to the federal tax benefit fully reserved with a valuation allowance and the effect of the Texas margin tax. The 2017 effective income tax rate was lower when compared to the prior year period due to taxable income generated from operations and the disposition of certain fixed assets in 2016.

Sales of assets – Assets held for sale include long-lived assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale. In the second quarter of 2017, the Company announced that three parcels of land located in downtown Dallas, Texas are available for sale. These assets, with a total carrying value of $8,740, are reported as assets held for sale as of June 30, 2017.

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

The Company was previously involved in a dispute with a customer regarding performance and pricing terms with respect to a change order to its printing services contract with the Company. In the second quarter of 2017, the Company and the customer entered into an amended printing services agreement extending the term of the agreement for an additional seven years, established pricing terms for the extended term and resolved the disputed invoices with no losses incurred by the Company.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     23

Liquidity and Capital Resources

The Company’s cash balances as of June 30, 2017 and December 31, 2016,  were $64,856 and $80,071, respectively.

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue from Publishing operations is expected to continue to decline in future periods, operating contributions expected from the Company’s Marketing Services businesses and other cost cutting measures, are expected to be sufficient to fund operating activities and capital spending of approximately $8,000 over the remainder of the year.

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

Operating Cash Flows

Net cash provided by operating activities for the six months ended months ended June 30, 2017 and 2016, was $2,522 and $8,223, respectively. Cash flows from operating activities decreased by $5,701 during the six months ended June 30, 2017, when compared to the prior year period, primarily due to an increase in net loss of $5,316.

Investing Cash Flows

Net cash used for investing activities was $4,789 and $3,174 for the six months ended June 30, 2017 and 2016, respectively, all of which is attributable to capital spending.

Financing Cash Flows

Net cash used for financing activities was $12,948 and $1,045 for the six months ended June 30, 2017 and 2016, respectively. Cash flows used for financing activities increased in 2017 compared to 2016, due to the first quarter 2017 acquisitions of the remaining interests in DMV Holdings and Speakeasy for a purchase price of $7,120 and $2,111, respectively. Cash used for financing activities also included dividend payments of $3,538 and $3,503 in 2017 and 2016, respectively.

Financing Arrangements

None.

Contractual Obligations

Under the applicable tax and labor laws governing pension plan funding, no contributions to the A. H. Belo Pension Plans are required in 2017.

On May 10, 2017, the Company’s board of directors declared  an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on August 11, 2017, which is payable on September 1, 2017.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2016, filed on March 10, 2017, with the Securities and Exchange Commission (“SEC”).

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     24

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

(b) Changes in internal controls. As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

None.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     25

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     26

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

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     27

Exhibit Number		Description
		(5)	*

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

			*	(e) Form of A. H. Belo Cash Long‑Term Incentive Evidence of Grant (for Employee Awards) (Exhibit 10.2 to the March 12, 2012 Form 8-K)
		~(3)	*	A. H. Belo 2017 Incentive Compensation Plan (Exhibit I to A. H. Belo Corporation’s Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on March 28, 2017)
			*	(a)

Form of A. H. Belo 2017 Incentive Compensation Plan Evidence of Grant (for Non-Employee Directors) (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2017 (Securities and Exchange Commission File No. 001-33741) (the “May 12, 2017 Form 8-K”))

			*	(b) Form of A. H. Belo 2017 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2 to the May 12, 2017 Form 8-K)
		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a) Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)
		~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013)

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     28

Exhibit Number	Description
	~(6)	*

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

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS			**	XBRL Instance Document
101.SCH			**	XBRL Taxonomy Extension Scheme
101.CAL			**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	August 1, 2017

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     30

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation Second Quarter 2017 on Form 10-Q     31