Form 10-Q
period 2017-09-30
A. H. Belo Corp
filed 2017-10-31
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	October 26, 2017
Common Stock, $.01 par value	21,753,166

Total Common Stock consists of 19,281,011 shares of Series A Common Stock and 2,472,155 shares of Series B Common Stock.

A. H. BELO CORPORATION

FORM 10-Q

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q

PART I

Item 1.  Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except share and per share amounts (unaudited)	2017	2016	2017	2016
Net Operating Revenue:
Advertising and marketing services	$34,875	$38,304	$106,101	$111,581
Circulation	18,845	19,633	57,099	59,806
Printing, distribution and other	6,839	6,843	21,349	22,502
Total net operating revenue	60,559	64,780	184,549	193,889
Operating Costs and Expense:
Employee compensation and benefits	29,693	25,626	82,421	77,417
Other production, distribution and operating costs	27,460	30,615	85,522	88,844
Newsprint, ink and other supplies	5,648	6,315	17,542	18,834
Depreciation	2,607	2,488	7,840	7,725
Amortization	200	225	599	680
Goodwill impairment	—	—	228	—
Total operating costs and expense	65,608	65,269	194,152	193,500
Operating income (loss)	(5,049)	(489)	(9,603)	389
Other income, net	7,639	114	7,209	601
Income (Loss) from Continuing Operations Before Income Taxes	2,590	(375)	(2,394)	990
Income tax provision	10	77	261	1,361
Net Income (Loss)	2,580	(452)	(2,655)	(371)
Net income attributable to noncontrolling interests	—	45	—	65
Net Income (Loss) Attributable to A. H. Belo Corporation	$2,580	$(497)	$(2,655)	$(436)

Per Share Basis
Net income (loss) attributable to A. H. Belo Corporation
Basic and diluted	$0.12	$(0.02)	$(0.13)	$(0.02)
Number of common shares used in the per share calculation:
Basic	21,753,166	21,676,260	21,729,212	21,601,828
Diluted	21,754,627	21,676,260	21,729,212	21,601,828

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     3

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (unaudited)	2017	2016	2017	2016
Net Income (Loss)	$2,580	$(452)	$(2,655)	$(371)
Other Comprehensive Income (Loss), Net of Tax:
Actuarial gains	3,648	—	3,648	—
Amortization of actuarial (gains) losses	5,967	(17)	6,080	(49)
Total other comprehensive income (loss)	9,615	(17)	9,728	(49)
Comprehensive Income (Loss)	12,195	(469)	7,073	(420)
Comprehensive income attributable to noncontrolling interests	—	45	—	65
Total Comprehensive Income (Loss) Attributable to A. H. Belo Corporation	$12,195	$(514)	$7,073	$(485)

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     4

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
In thousands, except share amounts (unaudited)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$49,955	$80,071
Accounts receivable (net of allowance of $937 and $1,115 at September 30, 2017 and December 31, 2016, respectively)	25,914	29,114
Inventories	3,417	3,386
Prepaids and other current assets	10,185	9,553
Assets held for sale	5,510	—
Total current assets	94,981	122,124
Property, plant and equipment, at cost	440,432	445,874
Less accumulated depreciation	(406,841)	(402,115)
Property, plant and equipment, net	33,591	43,759
Intangible assets, net	4,273	4,872
Goodwill	13,973	14,201
Other assets	6,975	7,775
Total assets	$153,793	$192,731
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,121	$9,036
Accrued compensation and benefits	7,641	8,657
Other accrued expense	5,395	6,318
Advance subscription payments	12,179	13,243
Total current liabilities	34,336	37,254
Long-term pension liabilities	28,413	54,843
Other post-employment benefits	2,189	2,329
Other liabilities	3,919	6,483
Total liabilities	68,857	100,909
Noncontrolling interest - redeemable	—	2,670
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,697,892 and 20,620,461 shares at September 30, 2017 and December 31, 2016, respectively	208	207
Series B: issued 2,472,155 and 2,472,680 shares at September 30, 2017 and December 31, 2016, respectively	24	24
Treasury stock, Series A, at cost; 1,416,881 shares held at September 30, 2017 and December 31, 2016	(11,233)	(11,233)
Additional paid-in capital	494,820	499,552
Accumulated other comprehensive loss	(29,580)	(39,308)
Accumulated deficit	(369,303)	(361,324)
Total shareholders’ equity attributable to A. H. Belo Corporation	84,936	87,918
Noncontrolling interests	—	1,234
Total shareholders’ equity	84,936	89,152
Total liabilities and shareholders’ equity	$153,793	$192,731

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     5

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2015	20,522,503	2,387,509	$229	$500,449	(1,416,881)	$(11,233)	$(38,442)	$(333,222)	$1,069	$118,850
Net income (loss)	—	—	—	—	—	—	—	(436)	52	(384)
Other comprehensive loss	—	—	—	—	—	—	(49)	—	—	(49)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(236)	(236)
Capital contributions from noncontrolling interests	—	—	—	(396)	—	—	—	—	396	—
Issuance of shares for restricted stock units	97,203	—	1	(1)	—	—	—	—	—	—
Issuance of shares for stock option exercises	—	85,926	1	155	—	—	—	—	—	156
Share-based compensation	—	—	—	534	—	—	—	—	—	534
Conversion of Series B to Series A	739	(739)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(7,028)	—	(7,028)
Balance at September 30, 2016	20,620,445	2,472,696	$231	$500,741	(1,416,881)	$(11,233)	$(38,491)	$(340,686)	$1,281	$111,843
Balance at December 31, 2016	20,620,461	2,472,680	$231	$499,552	(1,416,881)	$(11,233)	$(39,308)	$(361,324)	$1,234	$89,152
Net loss	—	—	—	—	—	—	—	(2,655)	—	(2,655)
Other comprehensive income	—	—	—	—	—	—	9,728	—	—	9,728
Distributions to noncontrolling interests	—	—	—	—	—	—		—	(118)	(118)
Issuance of shares for restricted stock units	76,906	—	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	—	775	—	—	—	—	—	775
Purchases of noncontrolling interests	—	—	—	(5,506)	—	—	—	—	(1,116)	(6,622)
Conversion of Series B to Series A	525	(525)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(5,324)	—	(5,324)
Balance at September 30, 2017	20,697,892	2,472,155	$232	$494,820	(1,416,881)	$(11,233)	$(29,580)	$(369,303)	$—	$84,936

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     6

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In thousands (unaudited)	2017	2016
Operating Activities
Net loss	$(2,655)	$(371)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	8,439	8,405
Net periodic benefit and contributions related to employee benefit plans	(16,667)	(2,626)
Share-based compensation	775	534
Deferred income taxes	—	13
Loss on investment related activity	250	200
Gain on disposal of fixed assets	(7,118)	(328)
Goodwill impairment	228	—
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	3,200	4,752
Inventories, prepaids and other current assets	(663)	76
Other assets	568	(582)
Accounts payable	85	(1,898)
Compensation and benefit obligations	(932)	1,740
Other accrued expenses	(62)	(1,926)
Advance subscription payments	(1,064)	(1,213)
Other post-employment benefits	(174)	(97)
Net cash provided by (used for) operating activities	(15,790)	6,679
Investing Activities
Purchases of assets	(7,837)	(4,168)
Sales of assets	8,252	328
Purchases of investments	(18)	—
Net cash provided by (used for) investing activities	397	(3,840)
Financing Activities
Purchases of noncontrolling interests	(9,231)	—
Dividends paid	(5,313)	(5,265)
Proceeds from other financing activities	—	2,566
Distributions to noncontrolling interests	(179)	(335)
Proceeds from exercise of stock options	—	156
Net cash used for financing activities	(14,723)	(2,878)
Net decrease in cash and cash equivalents	(30,116)	(39)
Cash and cash equivalents, beginning of period	80,071	78,380
Cash and cash equivalents, end of period	$49,955	$78,341

Supplemental Disclosures
Income tax paid, net of refunds	$1,200	$1,623
Noncash investing and financing activities:
Investments in property, plant and equipment payable	228	603
Dividends payable	1,775	1,763

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     7

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

Recently Adopted Accounting Pronouncements.

In January 2017, the FASB issued ASU 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. In the three months ended September 30, 2017, the Company early adopted this standard. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

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

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     8

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

In March 2017, the FASB issued ASU 2017-07 – Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update clarifies the presentation and classification of the components of net periodic benefit cost in the Consolidated Statement of Operations. Specifically, this standard requires the service cost component of net periodic benefit cost to be recorded in the same income statement line as other employee compensation costs and all other components of net periodic benefit cost must be presented as non-operating items. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company currently anticipates adopting this standard retrospectively as of January 1, 2018. The Company’s defined benefit plans have been frozen, so the Company is no longer incurring service costs related to the plans. Therefore, after adoption, the entire net periodic benefit cost will be presented in the Consolidated Statements of Operations in non-operating income (expense).

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

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     9

The following tables show summarized financial information for the Company’s reportable segments. Due to the first quarter 2017 reorganization of the Company’s two reportable segments, the prior year periods financial information by segment were recast for comparative purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(Recast)		(Recast)
Revenue
Publishing	$52,603	$55,825	$160,916	$172,905
Marketing Services	7,956	8,955	23,633	20,984
Total	$60,559	$64,780	$184,549	$193,889

Operating Income (Loss)
Publishing	$(5,885)	$(1,654)	$(11,818)	$(2,456)
Marketing Services	836	1,165	2,215	2,845
Total	$(5,049)	$(489)	$(9,603)	$389

Noncash Expenses
Publishing
Depreciation	$2,565	$2,471	$7,762	$7,669
Amortization	—	27	—	79
Goodwill impairment	—	—	228	—
Total	$2,565	$2,498	$7,990	$7,748

Marketing Services
Depreciation	$42	$17	$78	$56
Amortization	200	198	599	601
Total	$242	$215	$677	$657

	September 30,	December 31,
	2017	2016
		(Recast)
Total Assets
Publishing	$129,933	$170,820
Marketing Services	23,860	21,911
Total	$153,793	$192,731

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

Pro-rata distributions.    In connection with the 2015 acquisition of 80 percent voting interest in DMV Holdings, the shareholder agreement provided for a pro-rata distribution of 50 percent and 100 percent of DMV Holdings’ free cash flow for fiscal years 2016 and 2015, respectively. Free cash flow is defined as earnings before interest, taxes, depreciation and amortization less capital expenditures, debt amortization and interest expense, as applicable. In the nine months ended September 30, 2017 and 2016, the Company recorded pro-rata distributions to noncontrolling interests of $163 and $264, respectively, in connection with this agreement based on 2016 and 2015 free cash flow as defined, respectively.

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     10

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

Redeemable noncontrolling interest was recorded at fair value on the acquisition date and the carrying value was adjusted each period for its share of the earnings related to DMV Holdings and for any distributions.  The carrying value was also adjusted for the change in fair value, which was based on the estimated redemption value as of December 31, 2016. Adjustments were recorded to retained earnings or additional paid in capital, as applicable, and have no effect to earnings of the Company. During the nine months ended September 30, 2017 and 2016, redeemable noncontrolling interest was decreased by $61 and $99, respectively, for distributions related to the 2016 and 2015 free cash flow, respectively, as required under the shareholder agreement.

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

Note 4:  Goodwill and Intangible Assets

The following table shows goodwill and other intangible assets by reportable segment as of September 30, 2017 and December 31, 2016. Due to the first quarter 2017 reorganization of the Company’s two reportable segments, the prior year period financial information by segment was recast for comparative purposes.

	September 30,	December 31,
	2017	2016
		(Recast)
Goodwill
Publishing	$—	$228
Marketing Services	13,973	13,973
Total	$13,973	$14,201

Intangible Assets
Publishing
Cost	$—	$240
Accumulated Amortization	—	(240)
Net Carrying Value	$—	$—
Marketing Services
Cost	$6,470	$6,470
Accumulated Amortization	(2,197)	(1,598)
Net Carrying Value	$4,273	$4,872

In the nine months ended September 30, 2017, the Publishing segment’s fully amortized intangible assets of $240 of customer relationships were written-off and had no remaining useful life.  Intangible assets consist of $4,950 of customer relationships with estimated useful lives of 10 years and $1,520 of developed technology with an estimated useful life of five years. Aggregate amortization expense was $200 and $599 for the three and nine months ended September 30, 2017,  respectively, and $225 and $680 for the three and nine months ended September 30, 2016, respectively.

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

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     11

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

Note 5:  Long-term Incentive Plan

A. H. Belo sponsors a long-term incentive plan (the “Plan”) under which 8,000,000 shares of the Company’s Series A and Series B common stock are authorized for equity-based awards. Awards may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards,  restricted stock units (“RSUs”), performance shares, performance units or stock appreciation rights. In addition, stock options may be accompanied by full and limited stock appreciation rights. Rights and limited stock appreciation rights may also be issued without accompanying stock options. Awards under the Plan were also granted to holders of stock options issued by A. H. Belo’s former parent company in connection with the Company’s separation from its former parent in 2008. Due to the expiration of the Plan on February 8, 2018, A. H. Belo implemented, and shareholders approved, a new long-term incentive plan (the “2017 Plan”) under which an additional 8,000,000 shares of the Company’s Series A and Series B common stock are authorized for equity-based awards. Like its predecessor plan, awards under the 2017 Plan may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards, RSUs, performance shares, performance units or stock appreciation rights. No grants have yet been made under the 2017 Plan.

Stock Options.    Stock options granted under the Plan are fully vested and exercisable. No options have been granted since 2009, and all compensation expense associated with stock options has been fully recognized as of September 30, 2017.

The table below sets forth a summary of stock option activity under the Plan.

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	114,979	$8.21
Canceled	(14,635)	20.16
Outstanding at September 30, 2017	100,344	6.46

As of September 30, 2017, the aggregate intrinsic value of outstanding options was $8 and the weighted average remaining contractual life of the Company’s stock options was approximately 1 year.  No options were exercised in the three months ended September 30, 2016. The aggregate intrinsic value of options exercised in the nine months ended September 30, 2016,  was $300.

Restricted Stock Units.    The Company’s RSUs have service and/or performance conditions and, subject to retirement eligibility, vest over a period of up to three years. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of up to three years. As of September 30, 2017, the liability for the portion of the awards to be redeemed in cash was $853.

The table below sets forth a summary of RSU activity under the Plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted Average Price on Date of Grant
Non-vested at December 31, 2016	121,131				$5.65
Granted	284,868				6.11
Vested and outstanding	(159,212)				5.71
Vested and issued	(22,734)	13,634	9,100	$57	6.90
Non-vested at September 30, 2017	224,053				6.07

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     12

In the nine months ended September 30, 2017, the Company issued 63,272 shares of Series A common stock and 42,189 shares were redeemed in cash for RSUs that were previously vested as of December 31, 2016. In addition, there were 290,825 and 237,074 RSUs that were vested and outstanding as of September 30, 2017 and December 31, 2016, respectively.

The fair value of RSU grants is determined using the closing trading price of the Company’s Series A common stock on the grant date. As of September 30, 2017, unrecognized compensation expense related to non-vested RSUs totaled $1,160, which is expected to be recognized over a weighted average period of 1.7 years.

Compensation Expense.     A. H. Belo recognizes compensation expense for awards granted under the Plan over the vesting period of the award. Compensation expense related to RSUs granted under the Plan is set forth in the table below.

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
Three Months Ended September 30,
2017	$149	$82	$231
2016	86	303	389
Nine Months Ended September 30,
2017	$775	$399	$1,174
2016	534	604	1,138

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

The Company recognized income tax provision from continuing operations of $10 and $77 for the three months ended September 30, 2017 and 2016, respectively, and $261 and $1,361 for the nine months ended September 30, 2017 and 2016, respectively. Effective income tax rates from continuing operations were (10.9) percent and 137.5 percent for the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rate for the nine months ended September 30, 2017, was due to the federal tax benefit fully reserved with a valuation allowance and the effect of the Texas margin tax. The 2017 effective income tax rate was lower when compared to the prior year period due to taxable income generated from operations and the disposition of certain fixed assets in 2016.

Note 7:  Pension and Other Retirement Plans

Defined Benefit Plans.   The Company sponsors the A. H. Belo Pension Plans (the “Pension Plans”), which provide benefits to approximately 1,500 current and former employees of the Company. A. H. Belo Pension Plan I provides benefits to certain current and former employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain former employees of The Providence Journal Company. This obligation was retained by the Company upon the sale of the newspaper operations of The Providence Journal.  No additional benefits are accruing under the A. H. Belo Pension Plans, as future benefits were frozen.

No contributions are required to the A. H. Belo Pension Plans in 2017 under the applicable tax and labor laws governing pension plan funding. In the third quarter, the Company made a voluntary contribution of $20,000 to the Pension Plans and using the contribution, in addition to liquidating $23,455 of plan assets, transferred $43,455 of pension liabilities to an insurance company. As a result of this de-risking action,  the Company reduced the number of participants in our Pension Plans by 796, or 36 percent.  In the three months ended September 30, 2017, a charge to pension expense for $5,911 was recorded to reflect the amortization of losses in accumulated other comprehensive loss associated with this transaction. In addition, the projected benefit obligation was remeasured as of September 30, 2017, which resulted in an actuarial gain of $3,648 that was recorded to other comprehensive income (loss) in the three months ended September 30, 2017; see Note 8 – Shareholders’ Equity.  This transaction occurred on September 20, 2017, but the Company elected to use the measurement date practical expedient, allowing the Company to use September 30, 2017 as the alternative measurement date. No material transactions or changes in market conditions occurred between the transaction date and the alternative measurement date.

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     13

Net Periodic Pension Expense (Benefit)

The Company’s estimates of net periodic pension expense or benefit are based on the expected return on plan assets, interest on the projected benefit obligations and the amortization of actuarial gains and losses that are deferred in accumulated other comprehensive loss. The table below sets forth components of net periodic pension expense (benefit).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest cost	$2,386	$2,525	$7,158	$7,574
Expected return on plans' assets	(3,313)	(3,396)	(9,940)	(10,189)
Amortization of actuarial loss	75	11	224	42
Recognized settlement loss	5,911	—	5,911	—
Net periodic pension expense (benefit)	$5,059	$(860)	$3,353	$(2,573)

Defined Contribution Plans.   The A. H. Belo Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis. During the three months ended September 30, 2017 and 2016, the Company recorded expense of $175 and $248, respectively, and during the nine months ended September 30, 2017 and 2016, the Company recorded expense of $670 and $749, respectively, for matching contributions to the Savings Plan.

Note 8:  Shareholders’ Equity

Dividends.    On September 6, 2017, the Company’s board of directors declared  an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on November 9, 2017, which is payable on December  1, 2017. During the three months ended September 30, 2017, the Company recorded $1,775 to accrue for dividends declared but not yet paid.

On October 27, 2017, the Company’s board of directors declared a special, one-time cash dividend of $0.14 per share to shareholders of record and holders of RSUs as of the close of business on November 9, 2017, which is payable on December 1, 2017.

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

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     14

The table below sets forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Three Months Ended September 30,
	2017			2016
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(39,195)	$(39,588)	$393	$(38,474)	$(38,867)	$393
Actuarial gains	3,648	3,648	—	—	—	—
Amortization	5,967	5,986	(19)	(17)	11	(28)
Balance, end of period	$(29,580)	$(29,954)	$374	$(38,491)	$(38,856)	$365

	Nine Months Ended September 30,
	2017			2016
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(39,308)	$(39,737)	$429	$(38,442)	$(38,898)	$456
Actuarial gains	3,648	3,648	—	—	—	—
Amortization	6,080	6,135	(55)	(49)	42	(91)
Balance, end of period	$(29,580)	$(29,954)	$374	$(38,491)	$(38,856)	$365

Note 9:  Earnings Per Share

The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings (Numerator)
Net income (loss) attributable to A. H. Belo Corporation	$2,580	$(497)	$(2,655)	$(436)
Less: Dividends to participating securities	35	29	117	83
Net income (loss) available to common shareholders from continuing operations	$2,545	$(526)	$(2,772)	$(519)

Shares (Denominator)
Weighted average common shares outstanding (basic)	21,753,166	21,676,260	21,729,212	21,601,828
Effect of dilutive securities	1,461	—	—	—
Adjusted weighted average shares outstanding (diluted)	21,754,627	21,676,260	21,729,212	21,601,828

Earnings Per Share from Continuing Operations
Basic and diluted	$0.12	$(0.02)	$(0.13)	$(0.02)

Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

The Company considers outstanding stock options and RSUs in the calculation of earnings per share. A  total of 615,222 and 504,648 options and RSUs outstanding as of September 30, 2017 and 2016, respectively, were excluded from the calculation because the effect was anti-dilutive.

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     15

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

Note 11:  Sales of Assets

Assets held for sale include long-lived assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale. In the second quarter of 2017, the Company announced that three parcels of land located in downtown Dallas, Texas were available for sale. On September 22, 2017, the Company completed the sale of one parcel of land and received net cash proceeds of $8,252, generating a gain of approximately $5,000. The remaining two parcels of land, with a total carrying value of $5,510, are reported as assets held for sale as of September 30, 2017.

On October 19, 2017, the Company completed the sale of the remaining two parcels of land and received net cash proceeds of $13,048, generating a gain of approximately $7,500.

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     16

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

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     17

RESULTS OF CONTINUING OPERATIONS

Consolidated Results of Continuing Operations

This section contains discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three and nine months ended September 30, 2017 and 2016. Due to the first quarter 2017 reorganization of the Company’s two reportable segments, the prior year periods financial information by segment were recast for comparative purposes.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Percentage Change	2016	2017	Percentage Change	2016
			(Recast)			(Recast)
Publishing
Advertising and marketing services	$26,919	(8.3)%	$29,349	$82,468	(9.0)%	$90,597
Circulation	18,845	(4.0)%	19,633	57,099	(4.5)%	59,806
Printing, distribution and other	6,839	(0.1)%	6,843	21,349	(5.1)%	22,502
Total Net Operating Revenue	52,603	(5.8)%	55,825	160,916	(6.9)%	172,905

Total Operating Costs and Expense	58,488	1.8%	57,479	172,734	(1.5)%	175,361

Operating Loss	$(5,885)	(255.8)%	$(1,654)	$(11,818)	(381.2)%	$(2,456)

Marketing Services
Advertising and marketing services	$7,956	(11.2)%	$8,955	$23,633	12.6%	$20,984
Total Net Operating Revenue	7,956	(11.2)%	8,955	23,633	12.6%	20,984

Total Operating Costs and Expense	7,120	(8.6)%	7,790	21,418	18.1%	18,139

Operating Income	$836	(28.2)%	$1,165	$2,215	(22.1)%	$2,845

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. The most significant decline in advertising revenue has been attributable to print display and classified categories. These categories, which represented 26.6 percent of consolidated revenue in 2014, have declined to 19.0 percent of consolidated revenue thus far in 2017, and further declines are likely in future periods. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. As a result of the continued declines the Publishing segment experienced, and expects to continue to experience, in advertising and print circulation revenues, the Publishing reporting unit’s goodwill was determined to be fully impaired as of December 31, 2016.  Certain goodwill and intangible assets previously reported in the Marketing Services segment were moved to the Publishing segment as a result of the first quarter 2017 segment reorganization. The Publishing reporting unit’s goodwill was fully impaired. Therefore, the Company recorded a  noncash goodwill impairment charge of $228 in the first quarter of 2017.

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

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     18

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

Advertising and marketing services revenue

Advertising and marketing services revenue was 57.6 percent and 57.5 percent of total revenue for the three and nine months ended September 30, 2017,  respectively, and 59.1 percent and 57.5 percent for the three and nine months ended September 30, 2016, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Percentage Change	2016	2017	Percentage Change	2016
			(Recast)			(Recast)
Publishing
Display advertising	$6,750	(14.9)%	$7,933	$21,487	(13.7)%	$24,910
Classified advertising	4,432	(11.1)%	4,984	13,534	(9.1)%	14,882
Preprint advertising	9,971	(12.3)%	11,365	30,503	(10.7)%	34,140
Digital advertising	5,766	13.8%	5,067	16,944	1.7%	16,665
Marketing Services
Digital services	6,194	(21.4)%	7,880	19,902	8.7%	18,301
Other services	1,762	63.9%	1,075	3,731	39.1%	2,683
Advertising and Marketing Services	$34,875	(9.0)%	$38,304	$106,101	(4.9)%	$111,581

Publishing

Display – Display revenue primarily represents sales of non-classified advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Revenue decreased due to lower retail advertising in substantially all categories in both periods, except the financial category in the three and nine months ended September 30, 2017. The department store, entertainment, food and beverage, medical, furniture and other retail categories experienced the greatest declines with a combined revenue decrease of approximately $1,178 and $3,086,  for the three and nine months ended September 30, 2017, respectively. The revenue decrease was driven heavily by a retail volume decline of 10.4 percent and 10.1 percent, for the three and nine months ended September 30, 2017, respectively.

Classified – Classified primarily represents sales of classified advertising space within the Company’s core and niche newspapers. Growth in classified advertising revenue continues to be challenging as alternative digital outlets continue to emerge. Rate improvement trends in certain display advertising categories partially offset the volume decline. Overall classified revenue declined for the three and nine months ended September 30,  2017, due to lower volumes in substantially all categories except employment.

Preprint – Preprint primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased due to a rate decline in preprint newspaper inserts and home delivery mail advertising.

Digital – Digital publishing is primarily comprised of banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com,  sales of online automotive classifieds on the cars.com platform, as well as online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package. Revenue increased in the three and nine months ended September 30, 2017, due to a higher volume of online automotive classifieds on the cars.com platform.

Marketing Services

Digital services – Digital marketing includes targeted and multi-channel advertising placed on third-party websites, content development, social media management, search optimization, and other consulting. DMV Holdings provided a significant portion of the growth in digital marketing revenue. DMV Holdings revenue increased $992 and $4,868 in the three and nine months ended

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     19

September 30, 2017, respectively. The digital services revenue increase offset 36.5 percent of the core print advertising revenue decline in the nine months ended September  30, 2017.

Other services –  Other services revenue increased $687 and $1,048 in the three and nine months ended September 30,  2017,  respectively, due to the sale of promotional merchandise by MarketingFX.

Circulation revenue

Circulation revenue was 31.1 percent and 30.9  percent of total revenue for the three and nine months ended September 30, 2017, respectively, and 30.3 percent and 30.8 percent for the three and nine months ended September 30, 2016, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Percentage Change	2016	2017	Percentage Change	2016
Publishing
Circulation	$18,845	(4.0)%	$19,633	$57,099	(4.5)%	$59,806

Revenue decreased primarily due to a decline in home delivery volume of 7.1 percent and 8.3 percent, for the three and nine months ended September 30, 2017, respectively. Single copy revenue also decreased compared to prior year, driven by a decline in single copy paid print circulation volume of 21.4 percent and 19.3 percent, for the three and nine months ended September 30,  2017,  respectively. The single copy volume decline was partially offset by an increase in the daily single copy rate, which we put in place in November 2016.

Volume declines in circulation revenue have been more pronounced with single copy sales as it competes for retail space. Price increases and supplemental editions are critical to maintaining the revenue base to support this product. During the three and nine months ended September 30,  2017, the Company generated $109 and $400, respectively, of incremental circulation revenue through the distribution of specialty magazines to its core subscribers.

Printing, distribution and other revenue

Printing, distribution and other revenue was 11.3 percent and 11.6 percent of total revenue for the three and nine months ended September 30, 2017, respectively, and 10.6 percent and 11.7 percent for the three and nine months ended September 30, 2016,  respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Percentage Change	2016	2017	Percentage Change	2016
			(Recast)			(Recast)
Publishing
Printing, Distribution and Other	$6,839	(0.1)%	$6,843	$21,349	(5.1)%	$22,502

The Company aggressively markets the capacity of its printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. Additionally, the Company’s event activation, promotion and marketing services provider,  CrowdSource, works closely with cities and other corporate sponsors to bring large entertainment events to local communities. Revenue remained flat in the three months ended September 30, 2017, and decreased in the nine months ended September 30, 2017,  due to a decline in revenue related to events the Company did not host in 2017.

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     20

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Percentage Change	2016	2017	Percentage Change	2016
			(Recast)			(Recast)
Publishing
Employee compensation and benefits	$26,384	16.0%	$22,753	$72,426	4.5%	$69,280
Other production, distribution and operating costs	24,192	(7.8)%	26,225	75,637	(5.6)%	80,138
Newsprint, ink and other supplies	5,347	(10.9)%	6,003	16,681	(8.3)%	18,195
Depreciation	2,565	3.8%	2,471	7,762	1.2%	7,669
Amortization	—	(100.0)%	27	—	(100.0)%	79
Goodwill impairment	—	N/A	—	228	N/A	—
Marketing Services
Employee compensation and benefits	3,309	15.2%	2,873	9,995	22.8%	8,137
Other production, distribution and operating costs	3,268	(25.6)%	4,390	9,885	13.5%	8,706
Newsprint, ink and other supplies	301	(3.5)%	312	861	34.7%	639
Depreciation	42	147.1%	17	78	39.3%	56
Amortization	200	1.0%	198	599	(0.3)%	601
Total Operating Costs and Expense	$65,608	0.5%	$65,269	$194,152	0.3%	$193,500

Publishing

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards employee benefit plans. Employee compensation and benefits increased $3,631 and $3,146 in the three and nine months ended September 30, 2017, respectively, primarily due to a noncash pension settlement charge of $5,911 recorded in three months ended September 30, 2017.

Other production, distribution and operating costs – Expense decreased in the Company’s Publishing segment reflecting savings as the Company continues to manage discretionary spending. Savings were generated by reductions in temporary services and distribution expense related to delivery of the Company’s various publications and products.

Newsprint, ink and other supplies –  Expense decreased due to reduced newsprint costs associated with lower circulation volumes from the Company and certain third-party newspapers and the discontinuation of unprofitable product lines. Newsprint consumption for the three months ended September 30, 2017 and 2016, approximated 5,721 and 6,627 metric tons, respectively, at an average cost per metric ton of $560 and $542, respectively. Newsprint consumption for the nine months ended September 30, 2017 and 2016, approximated 17,475 and 20,022 metric tons, respectively, at an average cost per metric ton of $561 and $523, respectively. The average purchase price for newsprint was $558 and $561 for the three months ended September 30, 2017 and 2016, respectively, and $561 and $532 for the nine months ended September 30, 2017 and 2016, respectively.

Depreciation – Expense increased in the three and nine months ended September 30, 2017, due to capital purchases to support the Company’s financial and human resource software application.

Amortization – All definite-lived intangible assets are fully amortized.

Goodwill impairment – In the nine months ended September 30, 2017, operating costs and expense for the Publishing segment reflect a noncash goodwill impairment charge of $228.

Marketing Services

Employee compensation and benefits –  Expense increased in the three and nine months ended September 30,  2017, primarily related to the growth associated with DMV Holdings of $335 and $1,682, respectively. As of September 30, 2017 and 2016, DMV Holdings employed 81 and 76 personnel, respectively.

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     21

Other production, distribution and operating costs – Expense decreased $1,122 in the three months ended September 30, 2017,  related to expense reductions at Speakeasy. Expense increased $1,179 in the nine months ended September 30, 2017, in connection with growth in DMV Holdings.

Newsprint, ink and other supplies – Expense decreased $11 in the three months ended September 30,  2017. Expense increased $222 in the nine months ended September 30, 2017, primarily due to an increase in promotional material printing costs associated with MarketingFX.

Depreciation – Marketing and event services’ cost structure is primarily labor driven. Capital purchases are required to support technology investments, the Company’s websites and customer engaging applications. Capital assets are primarily depreciated over a life of three years.

Amortization –  Expense is primarily related to customer lists associated with DMV Holdings.

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Percentage Change	2016	2017	Percentage Change	2016
Other income, net	$7,639	N/M	$114	$7,209	N/M	$601

Income tax provision	$10	(87.0)%	$77	$261	(80.8)%	$1,361

“N/M” – not meaningful

Other income (expense) – Other income (expense) is primarily comprised of investment activity and gain (loss) on disposal of fixed assets.

Tax provision –  The Company recognized income tax provision from continuing operations of $10 and $77 for the three months ended September 30, 2017 and 2016, respectively, and $261 and $1,361 for the nine months ended September 30, 2017 and 2016, respectively. Effective income tax rates from continuing operations were (10.9) percent and 137.5 percent for the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rate for the nine months ended September 30, 2017, was due to the federal tax benefit fully reserved with a valuation allowance and the effect of the Texas margin tax. The 2017 effective income tax rate was lower when compared to the prior year period due to taxable income generated from operations and the disposition of certain fixed assets in 2016.

Sales of assets – Assets held for sale include long-lived assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale. In the second quarter of 2017, the Company announced that three parcels of land located in downtown Dallas, Texas were available for sale. On September 22, 2017, the Company completed the sale of one parcel of land and received net cash proceeds of $8,252, generating a gain of approximately $5,000. The remaining two parcels of land, with a total carrying value of $5,510, are reported as assets held for sale as of September 30, 2017.

On October 19, 2017, the Company completed the sale of the remaining two parcels of land and received net cash proceeds of $13,048, generating a gain of approximately $7,500.

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

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     22

Liquidity and Capital Resources

The Company’s cash balances as of September 30, 2017 and December 31, 2016,  were $49,955 and $80,071, respectively.

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue from Publishing operations is expected to continue to decline in future periods, operating contributions expected from the Company’s Marketing Services businesses and other cost cutting measures, are expected to be sufficient to fund operating activities and capital spending of approximately $5,000 over the remainder of the year.

The future payment of dividends is dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. The Company plans to resume open market stock repurchases in the fourth quarter of 2017 under its prior board-authorized repurchase authority. Current holdings of treasury stock could be used to satisfy its obligations related to share-based awards issued to employees and directors, or can be sold on the open market.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash provided by (used for) operating activities for the nine months ended months ended September 30, 2017 and 2016, was $(15,790) and $6,679, respectively. Cash flows from operating activities decreased by $22,469 during the nine months ended September 30, 2017, when compared to the prior year period, primarily due to the voluntary contribution of $20,000 to the A. H. Belo Pension Plans.

Investing Cash Flows

Net cash provided by (used for) investing activities was $397 and $(3,840) for the nine months ended September 30, 2017 and 2016, respectively. Cash flow for investing activities include $7,837 and $4,168 of capital spending in 2017 and 2016, respectively. Cash proceeds of $8,252 were received during 2017 related to the sale of a parcel of land in downtown Dallas, Texas.

Financing Cash Flows

Net cash used for financing activities was $14,723 and $2,878 for the nine months ended September 30, 2017 and 2016, respectively. Cash flows used for financing activities increased in 2017 compared to 2016, due to the first quarter 2017 acquisitions of the remaining interests in DMV Holdings and Speakeasy for a purchase price of $7,120 and $2,111, respectively. Cash used for financing activities also included dividend payments of $5,313 and $5,265 in 2017 and 2016, respectively.

Financing Arrangements

None.

Contractual Obligations

Under the applicable tax and labor laws governing pension plan funding, no contributions to the A. H. Belo Pension Plans are required in 2017.

On September 6, 2017, the Company’s board of directors declared  an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on November 9, 2017, which is payable on December  1, 2017. On October 27, 2017, the Company’s board of directors declared a special, one-time cash dividend of $0.14 per share to shareholders of record and holders of RSUs as of the close of business on November 9, 2017, which is payable on December 1, 2017.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2016, filed on March 10, 2017, with the Securities and Exchange Commission (“SEC”).

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     23

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

None.

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     24

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     25

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

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     26

Exhibit Number		Description
		(5)	*

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

			*	(c)

Third Amendment to the A. H. Belo Savings Plan dated September 7, 2017 (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2017 (Securities and Exchange Commission File No. 001-33741)(the “September 8, 2017 Form 8-K”))

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

			*	(b)	Form of A. H. Belo 2017 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2 to the May 12, 2017 Form 8-K)
		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     27

Exhibit Number	Description
	~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013)
	~(6)	*

Timothy M. Storer Employment Agreement dated March 2, 2017 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2017 (Securities and Exchange Commission File No. 001-33741) (the “March 6, 2017 Form 8-K”))

		*	(a)	Timothy M. Storer PBRSU Award Notice dated March 2, 2017 (Exhibit 10.2 to the March 6, 2017 Form 8-K)
	~(7)	*	First Amendment to Timothy M. Storer Employment Agreement dated September 6, 2017 (Exhibit 10.1 to the September 8, 2017 Form 8-K)
		*	(a)	Timothy M. Storer Amended PBRSU Award Notice dated September 6, 2017 (Exhibit 10.2 to the September 8, 2017 Form 8-K)
10.3 *	Agreements relating to the separation of A. H. Belo from its former parent company:
	(1)	*

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

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS			**	XBRL Instance Document
101.SCH			**	XBRL Taxonomy Extension Scheme
101.CAL			**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	October 31, 2017

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     29

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation Third Quarter 2017 on Form 10-Q     30