Form 10-K
period 2017-12-31
A. H. Belo Corp
filed 2018-03-16
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2017, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $104,562,051.*

Shares of Common Stock outstanding at March 13, 2018:  21,769,458 shares (consisting of 19,299,823 shares of Series A Common Stock and 2,469,635 shares of Series B Common Stock).

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held on June 6, 2018, are incorporated by reference into Parts II and III of this Annual Report.

A. H. Belo Corporation 2017 Annual Report on Form 10-K

A. H. BELO CORPORATION

FORM 10-K

A. H. Belo Corporation 2017 Annual Report on Form 10-K

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

A. H. Belo Corporation was formed in February 2008 through a spin-off from its former parent company and is registered on the New York Stock Exchange (NYSE trading symbol: AHC). The Company publishes The Dallas Morning News  (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences. Its newspaper operations also provide commercial printing and distribution services to large national and regional newspapers and other businesses in the North Texas region. In December 2017, the Company completed the sale of the Denton Record-Chronicle and the Company no longer owns newspaper operations in Denton, Texas.

The Company also provides digital marketing solutions to businesses. The predominance of these services were developed or acquired within the last five years and are provided through the Company’s marketing services division and through its subsidiaries DMV Digital Holdings Company (“DMV Holdings”) and Your Speakeasy, LLC (“Speakeasy”).

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 3

Business Overview

The Company’s goal is to create profitability for investors through the following:

•

Be the premier provider of relevant and original local journalism published at scale in North Texas so citizens can make informed choices about their lives and the life of the communities in which they live. This commitment to excellence in journalism published at scale attracts and retains subscribers to both the print edition and digital site and applications.

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

On March 2, 2017, the Company acquired the remaining 20 percent voting interest in DMV Holdings.  The initial purchase of 80 percent voting interest in DMV Holdings occurred in January 2015. DMV Holdings holds all outstanding ownership interests of three Dallas-based companies, Distribion, Inc. (“Distribion”), Vertical Nerve, Inc. (“Vertical Nerve”) and CDFX, LLC (“MarketingFX”). These businesses specialize in local marketing automation, search engine marketing, and direct mail and promotional products, respectively. The Company believes this acquisition complements the product and service offerings currently available to A. H. Belo customers,  thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market. Additionally, the Company has realized efficiencies through internal fulfillment of work that businesses previously out-sourced to third-party vendors and therefore can provide businesses a more comprehensive suite of marketing solutions. This complements the organic growth realized by Speakeasy and Connect (programmatic advertising), which together offer content development, social media management, and multi-channel marketing solutions through targeted and programmatic exchanges. All of these marketing services have been combined into a single division titled Belo + Company.

The Company has redesigned and expanded its website platforms and mobile apps to provide a better customer experience with its digital news and information reporting. In 2016, the Company completed a multi-phase expansion of dallasnews.com to provide enhanced capabilities on its flagship website and further development of its entertainment brands. In 2015, the Company completed the expansion of its e-commerce functions and extended its interface with social media platforms and mobile devices. Complementing this digital expansion, in 2015, the Company recruited a new editor with the goal of transforming the Company into a more effective digital news organization. With these investments, and utilizing innovative journalists in other key roles, the Company strengthened the depth of experience to support the broader delivery of news on digital platforms with focus on becoming a digital-first newsroom. In 2017, the Company invested in and moved to a new corporate office in downtown Dallas that provides for a  more flexible office space and a contemporary digital newsroom.

In the first quarter of 2017, in conjunction with the promotion of Grant Moise from Senior Vice President Business Development / Niche Products to General Manager of The Dallas Morning News and Executive Vice President of A. H. Belo, the Company reorganized its two reportable segments based on changes in reporting structure and the go-to-market for the Company’s service and product offerings. The two reportable segments are Publishing and Marketing Services. Prior to 2015,  these operations were reported as a single segment. The results of operations related to the Company’s segments are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s Publishing segment includes the operations of The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes and various niche publications targeting specific audiences. These operations generate revenue from sales of advertising within its newspaper and digital platforms, subscription and retail sales of its newspapers, sponsorship advertising for events and commercial printing and distribution services, primarily related to national and regional newspapers. Businesses within the Publishing segment leverage the production facilities, subscriber and advertiser base, and digital news platforms to provide additional contribution margin.

The Marketing Services segment includes marketing services generated by DMV Holdings and its subsidiaries Distribion, Vertical Nerve and MarketingFX. The Marketing Services segment also includes Speakeasy and digital advertising through Connect. The Company operates the portfolio of assets within its Marketing Services segment as separate businesses that sell digital marketing and advertising through different channels, including programmatic advertising and content marketing within the social media environment.

Through the Company’s technological, capital and organizational investments, management will continue to focus its attention and initiatives on maximizing the return on its print assets and enhancing its digital publishing capabilities, thereby offering marketers performance-based media and marketing solutions through which they can grow their businesses.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 4

Publishing Segment

The Dallas Morning News’ first edition was published on October 1, 1885 and is one of the leading metropolitan newspapers in the United States. The newspaper is distributed primarily in Dallas County and 10 surrounding counties. This coverage area represents one of the most populous and fastest growing metropolitan areas in the country. The Dallas Morning News has been awarded nine Pulitzer Prizes for news reporting, editorial writing and photography. The Dallas Morning News also publishes Briefing, a newspaper distributed two days per week at no charge to over 200,000 nonsubscribers in select coverage areas; and Al Dia, an award-winning Spanish-language newspaper published on Wednesdays and Sundays and distributed at no charge to over 100,000 households in select coverage areas. Unless otherwise noted, the financial and operating results of all publications are reported as The Dallas Morning News.

Businesses producing and providing services within the print and paper industry have encountered significant declines in revenue as a result of increasing use of the internet for delivery of information. These businesses have been challenged to find alternative solutions to offset the loss of revenue. The majority of revenues within the newspaper industry were historically generated from display and classified advertisements within the newspapers followed by revenues from subscription and retail sales of newspapers. Revenues from subscription and retail sales of newspapers have experienced greater resilience as readers have been willing to pay higher prices for the product, which has substantially offset lower circulation volumes. Since the spin-off from its former parent company in 2008, the Company has faced ongoing revenue declines primarily in advertising within the newspapers.

The following chart presents the revenue trend of the Publishing segment’s products since the Company's spin-off in 2008.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 5

The following describes the various revenue streams within the Publishing segment.

Advertising Revenue - Advertising revenue accounted for approximately 52 percent of total revenue within the Publishing segment for 2017. The Company has a comprehensive portfolio of print and digital advertising products, which include display, classified, preprint and digital advertising. Display revenue results from sales of advertising space within the Company’s core newspapers and niche publications to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspapers. Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspapers and niche publications, or distributed by mail or third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company’s capabilities allow its advertisers to selectively target preprint distribution at the sub-zip code level in order to optimize coverage for the advertisers’ locations. Digital publishing revenue includes the sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps. The Company’s auto sales division offers targeted advertising to auto dealerships primarily in the North Texas region desiring to advertise their inventory on the cars.com platform. The Company is under contract to sell this advertising through September 2019.

In addition to daily newspapers, the Company publishes niche publications that provide a vehicle for delivery of display, classified, and preprint advertising, typically to nonsubscribers of the Company’s core newspapers and at no charge. These publications target specific demographic groups, geographies and nonsubscriber households. Most niche publications have related websites and mobile applications, allowing digital access by consumers. The niche publications provide unique content and incorporate the news content from the core newspaper while leveraging the Company’s printing, distribution and technology infrastructure to print and distribute their publications at lower costs. From time to time, the Company produces magazines or special newspaper editions to promote business, sporting or other events in the North Texas region, such as the Top 100 Places to Work edition. These publications allow the Company to generate revenue through advertising sales in the publications and through increased circulation or fees for the publications.

Circulation Revenue - Circulation revenue includes subscription and single copy sales related to the Company’s core newspapers in print and digital formats. A. H. Belo’s steadfast commitment to producing superior, unduplicated local journalism enables the Company’s newspapers to charge premium subscription rates. The Dallas Morning News’ goal is to maximize the amount of recurring revenue from consumers of the Company’s print and digital products. The Company continuously assesses the journalism provided to subscribers and their willingness and ability to pay higher rates by geographic area. Each year since 2008, the Company has implemented effective rate increases to select subscribers or retailers. Periodically throughout each year, various special interest magazines, such as Healthy Living or Your Money, are included with Sunday editions as a part of subscribers’ home delivery news package. Subscriber and retail rates for these editions reflect a charge for this content. A digital replica version of The Dallas Morning News is offered on dallasnews.com for subscribers to purchase if they prefer to consume news through a digital device in a more traditional format.

The Company’s news websites, including dallasnews.com and aldiadallas.com, are the leading English and Spanish news and entertainment digital platforms in the North Texas region. The news websites offer users late-breaking and other up-to-date news coverage, user-generated content, advertising, e-commerce and other services. Readers can access news content across multiple digital platforms and obtain relevant local customized content and advertising. The Company’s journalists have expanded their reach and deepened their engagement with audiences by delivering news and content through social media platforms, such as blogs, Facebook and Twitter, which direct traffic to its core websites. With the reorganization of its editorial and newsroom personnel in 2015, the Company has strengthened its focus to provide greater journalistic content on its digital platforms with increased emphasis towards video.

In 2017, the Company continued to invest in its website as it further expanded data collection capabilities for traffic to its websites, allowing support of native application strategies, and greater interface with visitors and advertisers. In 2016, the Company completed a multi-phase expansion of dallasnews.com to provide enhanced capabilities on its flagship website and further development of its entertainment brands.  In 2015, the Company completed the expansion of its e-commerce functions and extended its interface with social media platforms and mobile devices. A standalone website was created for guidelive.com, the premier website for entertainment news and events in North Texas. Unique landing pages solely dedicated to the Company’s sportsdayDFW.com and sportsdayHS.com branded platforms were developed, and separate websites for these platforms were launched in 2016. These enhancements allow the websites to leverage the identity of their brands to gain greater audience and to quickly respond as technology evolves and new media are introduced, such as wearable devices or hybrid phone or tablet devices.  In May 2016, the Company launched a meter on dallasnews.com and sportsdayDFW.com.  In 2017, the Company furthered its investment in the meter in order to offer greater localized digital journalism in order to increase conversion of audiences to paid digital subscribers.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 6

Readership of the Company’s newspapers is tracked by Scarborough Research, which estimated the number of individuals reading a newspaper print edition to be approximately 1,121,000 for The Dallas Morning News, as reported in the fourth quarter 2017 Alliance for Audited Media (“AAM”) report, which is still subject to audit. This readership volume represents a reach of approximately 21.8 percent of the designated market for this newspaper in the Company’s circulation area. The average print and digital volumes associated with A. H. Belo’s primary daily newspaper and niche publications are reported and verified by a circulation audit agency, as set forth in the table below.

	2017		2016		2015
	Daily	Sunday	Daily	Sunday	Daily	Sunday
Newspaper	Circulation(a)	Circulation	Circulation(a)	Circulation	Circulation(a)	Circulation
The Dallas Morning News Group
The Dallas Morning News (b) (c)	214,423	288,059	235,402	317,457	271,546	358,861
Niche publications (c)	68,899	399,079	118,732	399,366	118,126	351,008
Total	283,322	687,138	354,134	716,823	389,672	709,869

(a)	Daily circulation is defined as a Monday through Saturday six-day average.
(b)	Average circulation data for The Dallas Morning News includes the Denton Record-Chronicle.
(c)	Data was obtained from the AAM Quarterly Data Reports. Data for 2017 is still subject to audit.

Printing, Distribution and Other Revenue - Printing, distribution and other revenue accounted for approximately 13 percent of total revenue within the Publishing segment for 2017 and includes commercial printing, distribution, direct mail and event-based services. The Company provides commercial printing and distribution services, leveraging the capacity of its production and distribution assets. The Company believes the incremental revenue from these services allows a greater return on the Company’s operating assets.

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

CrowdSource was formed in 2013 to provide event marketing services including event activation and promotion for large-scale community events, seminars and festivals. CrowdSource promotes community events, such as One Day University, an educational speaker event; Savor, a premium food, wine and spirits festival in Dallas; and other community-related events.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 7

Marketing Services Segment

The following describes the various revenue streams within the Marketing Services segment.

Digital marketing services are offered by the Company’s sales and marketing divisions. The Company’s strategy, with regard to the Marketing Services segment, is to be able to offer businesses a comprehensive marketing solutions package while providing a greater percentage of the marketing fulfillment costs internally that was previously outsourced to third-party providers. The Company has aligned management and the Company’s sales teams to provide a cross-functional integrated approach to maximize the development of these businesses. Digital marketing services are provided through the following service offerings:

•

Distribion, a DMV Holdings business, offers multi-channel marketing solutions through subscription sales of its cloud-based software, allowing customers to manage and individualize their marketing campaigns. Distribion also provides multi-channel marketing services to customers not having access to its proprietary software.

•	Vertical Nerve, a DMV Holdings business, provides marketing analytics, search engine marketing and other marketing related services to businesses across the United States.

•	Speakeasy, formed in 2012, provides turnkey social media account management and content marketing services principally for businesses in the North Texas region.

•

Connect manages multi-channel advertising campaigns for its customers, allowing customers to target demographic audiences using data analytics and allowing customers to determine the delivery media such as email campaign, banner impressions or video views on third-party websites. Connect is able to design and fulfill customer campaign requirements through acquisition of advertising inventory on programmatic exchanges.

Other marketing services include business marketing products offered through MarketingFX, a DMV Holdings business. These products include promotional products for businesses to supply to employees and customers.

Raw Materials and Distribution

The basic material used in publishing newspapers is newsprint. Currently, most of the Company’s newsprint is obtained through a purchasing consortium. Management believes the Company’s sources of newsprint, along with available alternate sources, are adequate for the Company’s current needs, though the Company experienced a tightening of supply in the North American newsprint market beginning in the fourth quarter of 2017.

During 2017, Company operations consumed 23,296 metric tons of newsprint at an average cost of $564 per metric ton. Consumption of newsprint in 2016 was 26,752 metric tons at an average cost of $532 per metric ton.

The Company’s newspapers and other commercial print products are produced at its facility in Plano, Texas. Distribution of printed products to subscribers, retailers and newsstands is made under terms of agreements with third-party distributors. The Company believes a sufficient number of third-party distributors exist to allow uninterrupted distribution of the Company’s products.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 8

Competitive Strengths and Challenges

The Company’s strengths are:

•	the largest news gathering operation in North Texas
•	the opportunity to build valuable first-party data sets about consumers in North Texas due to the millions of unique visitors who come to the Company’s websites and mobile applications monthly
•	the ability to develop innovative new product and service offerings which leverage the Company’s brand equity, existing content, distribution platforms, technologies and relationships
•	product or service offerings that allow the Company to offer advertisers a customized and integrated advertising and marketing solution through desired media channels
•	sufficient liquidity to allow the Company to opportunistically invest in, or acquire, businesses that complement the Company’s advertising or marketing services businesses
•	an affluent and educated demographic base in its market
•	the ability to market print or digital products and services to large and targeted audiences at low marginal costs
•	a large sales force with knowledge of the marketplaces in which the Company conducts its business and relationships with current and potential advertising clients
•	the ability to effectively manage operating costs according to market pressures

The Company’s challenges are:

•

timely growth of revenue and profit margins related to the Company’s marketing services businesses and digital subscriptions that would provide for an offset to declines in revenue and profit margins of the Company’s print operations

•	maintaining and growing advertising and circulation revenues in a competitive environment with increased competition from other media, particularly internet-based media
•	effective monetization of locally created online content on the Company’s websites while balancing the impact of potential lower traffic volumes with an established metered-based model

In response to the decline in print revenue, the Company has developed or acquired capabilities to offer customers advertising and marketing solutions through multiple media channels. The Company leverages its news content to improve engagement on the Company’s digital platforms that results in increased digital subscriptions and associated revenue. The Company also continues to diversify its revenue base by leveraging the available capacity of its existing assets to provide print and distribution services for newspapers and other customers requiring these services by introducing new advertising and marketing services products, by increasing circulation prices and through growth of the Company’s event-based business.

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

In 2017, the Company completed the disposition of nonessential real estate assets, all at opportunistic prices. Sales proceeds were used to return money to shareholders and provide additional contributions to the Company’s pension plans. The Company continuously seeks to implement measures to control operating expenses as it develops and grows new businesses. These measures include divesting of unprofitable products and services, adjusting the Company’s workforce and benefits to align with revenues and market conditions, and

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 9

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

The Company seeks to achieve these objectives through the following strategies:

•	produce quality local journalism at scale distributed through digital platforms that improves user engagement that results in increased digital subscriptions and customer retention
•	develop new ways to optimize advertising dollars on the Company’s digital platforms
•	grow recurring Marketing Services revenue through a client-first approach and enhanced product offerings
•	acquire businesses and products that will enhance the Company’s local marketing solution portfolio and assist in achieving a competitive market place advantage
•	improve print revenues and increase utilization of operating assets through selling commercial printing and distribution services to third-parties
•

continue to align costs with revenue, maintain strong liquidity to support future business and product initiatives and provide flexibility to meet strategic investment opportunities and other cash flow requirements

Competition

The Company’s newspapers, niche publications and related websites primarily serve audiences in the North Texas area. The Company competes for advertising revenue for its newspapers and websites with other print and digital media companies. Advertising revenues for the Company’s newspapers and websites are responsive to circulation and traffic volumes, demographics of its subscriber base, advertising results, rates and customer service. Advertising on digital platforms is highly competitive and largely dominated by large internet companies. As advertisers reallocate marketing expenditures from print to digital channels, the Company believes its strong local brand, its suite of print and digital advertising and marketing services products and its programmatic digital advertising platform will allow it to offer unique advertising and marketing solutions to local businesses on a competitive scale.

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

Employees

As of December 31, 2017, the Company had 1,090 employees.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 10

Available Information

A. H. Belo maintains its corporate website at www.ahbelo.com, which makes available, free of charge, this Annual Report on Form  10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to those reports, as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

The Company’s businesses operate in highly competitive media markets. A. H. Belo’s newspapers compete for advertising and circulation revenue with other newspapers, websites, digital applications, magazines, television, radio, direct mail and other media. The continued expansion of digital media and communications, particularly social media, mobile applications and the proliferation of tablet and mobile devices has increased some consumers’ preferences to receive all or part of their news and information digitally. Websites such as craigslist.org,  monster.com and cars.com provide a cost efficient platform for reaching wide but targeted audiences for classified advertising. Websites such as Facebook, Twitter, Google and Yahoo! are successful in gathering and making available national and local news and information from multiple sources and attracting a broad readership base.

Historically, newspaper publishing was viewed as a cost-effective method of delivery for various forms of advertising to a large audience. The continued development and deployment of new technologies and greater competition from digital media increases the challenge to the Company to provide competitive offerings to retain its print and digital advertisers and subscribers.

A. H. Belo’s ability to stabilize advertising and circulation revenue through price and volume increases may be affected by competition from other forms of media and other publications available in the Company’s various markets, declining consumer spending on discretionary items such as newspapers, decreasing amounts of free time and declining frequency of regular newspaper buying among certain demographic groups. The Company may also incur higher costs competing for paid circulation. If the Company is not able to compete effectively, revenue may decline and the Company’s financial condition and results of operations may be adversely affected.

Purchasing practices of national advertisers could negatively impact the Company’s pricing and ability to up-sell other products, which could result in lower revenues.

In line with the Company’s overall print advertising revenue trend, national advertisers’ marketing budgets have been significantly reduced. In addition, many national advertisers which place advertising in the Company’s newspapers are centralizing purchasing functions and streamlining the buying and negotiating process. This could result in the commoditization of certain advertising products, which limits the Company’s ability to promote its position in the market, the customer service value of its relationship with the advertiser, and the benefits of its suite of products, including the Company’s ability to up-sell other products. This also may put the Company in competition with other advertising companies that are able to offer lower prices for a larger geographical area than the Company covers. Accordingly, the Company could experience a decline in pricing which could result in lower revenues and profitability.

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

Digital marketing services are becoming a significant component to business customers advertising strategies. Barriers to entering this industry are low and many competitors offering advertising services on traditional advertising platforms are seeking to gain market share, particularly through programmatic exchanges. As this industry expands, purchasing and selling of advertisement on exchanges is expected to result in lower costs of advertising which in-turn could be passed on to businesses customers. Such events could result in lower profit realization for digital advertising revenue within the Company’s news and entertainment websites as it competes with exchange platforms for advertising dollars.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 11

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

Newsprint prices are volatile and may increase in the future, and newsprint supply may become increasingly scarce as paper mills exit the market.

The basic raw material for newspapers is newsprint, the cost of which for the last three years has represented between approximately 5.0 percent and 6.0 percent of A. H. Belo’s revenues. The Company’s publishing operations depend significantly upon the continuing availability of newsprint and the Publishing segment’s results of operations may be impacted significantly by changes in newsprint prices.  The price of newsprint historically has been volatile. Consolidation in the North American newsprint industry has reduced the number of suppliers and has led to paper mill closures and conversions to other grades of paper, which in turn has decreased overall newsprint capacity and increased the likelihood of higher prices. Other factors that may increase prices the Company pays for newsprint includes:

•	The imposition of tariffs or other restrictions on non-U.S. suppliers of paper
•	Increases in supplier operating expenses due to rising raw material or energy costs or other factors
•	Decreases in the Company’s current consumption levels
•	The Company’s inability to maintain existing relationships with its newsprint suppliers

In addition, the Company’s ability to supply its publishing operation with newsprint has been and may continue to be disrupted by such factors as:

•	The Company’s suppliers may be unable to deliver newsprint due to labor unrest
•	Trucks or other means of transporting newsprint may become unavailable
•	Paper mills may close at a faster rate than declines in the demand for paper

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

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 12

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

Although the Company’s cash holdings are sufficient to meet foreseeable operating needs, the Company must achieve expected financial goals. Unplanned events such as significant required pension plan contributions, tax obligations, significant loss of revenue, unprofitable operations or deterioration of collections of receivables, could accelerate the use of the Company’s cash balances. The Company’s ability to raise financial capital in the future may be hindered due to uncertainty regarding the newspaper industry’s prospective performance. If adequate funds are not available or are not available on acceptable terms, if and when needed, the Company may be forced to sell assets at below-market prices to sustain its operations.

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

The Company is the sole sponsor of A. H. Belo Pension Plans I and II (collectively, the “A. H. Belo Pension Plans” or the “Pension Plans”) and is required to meet certain pension funding requirements as established under the Employment Retirement Income Security Act (“ERISA”). Instability in global and domestic capital markets may result in low returns on the assets contributed to the A. H. Belo Pension Plans. Additionally, low yields on corporate bonds may decrease the discount rate, resulting in a higher funding obligation. Although legislation was enacted into law in 2012, which provided limited funding relief, market conditions could materially increase the funding requirements associated with the A. H. Belo Pension Plans, which could have an adverse impact on the Company’s liquidity and financial condition.

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

A. H. Belo’s directors and executive officers have significant combined voting power and significant influence over its management and affairs.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 13

A. H. Belo directors and executive officers hold approximately 50 percent of the voting power of the Company’s outstanding voting stock as of December 31, 2017. A. H. Belo’s Series A common stock has one vote per share and Series B common stock has 10 votes per share. Except for certain significant corporate transactions, generally all matters to be voted on by A. H. Belo’s shareholders must be approved by a majority of the voting power of the Company’s outstanding voting stock, voting as a single class. Certain corporate transactions, such as a merger, consolidation, sale of all or substantially all of the Company’s assets, dissolution of the Company, the alteration, amendment, or repeal of A. H. Belo’s bylaws by shareholders and certain amendments to A. H. Belo’s certificate of incorporation, require the affirmative vote of the holders of at least two-thirds of the voting power of the outstanding voting stock, voting as a single class. Accordingly, A. H. Belo’s directors and executive officers will have significant influence over the Company’s management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions. This ownership may limit other shareholders’ ability to influence corporate matters and, as a result, A. H. Belo may take actions that some shareholders do not view as beneficial.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Operations	Ownership	Location
Corporate and The Dallas Morning News	Leased	Dallas, Texas
Printing facilities	Owned	Plano, Texas
AHC Dallas Properties, LLC	Leased	Denton, Texas
DMV Digital Holdings Company	Leased	Dallas, Texas
Your Speakeasy, LLC	Leased	Dallas, Texas
Direct mail office and warehouse	Leased	Phoenix, Arizona

In addition to the properties above, the Company has various leased locations it uses for news reporting and the distribution of the Company’s publications and it holds real estate assets in Dallas, Texas that were previously used as the corporate headquarters.

Item 3. Legal Proceedings

A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

Item 4. Mine Safety Disclosures

None.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 14

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

	Stock Price			Dividends
	High	Low	Close	Declared
2017
Fourth quarter	$5.25	$4.35	$4.80	$0.22
Third quarter	5.60	4.40	4.60	0.08
Second quarter	6.40	5.20	5.50	0.08
First quarter	6.65	5.90	6.15	0.08

2016
Fourth quarter	$7.46	$5.35	$6.35	$0.08
Third quarter	7.95	4.87	7.35	0.08
Second quarter	5.25	4.75	5.00	0.08
First quarter	6.26	4.79	4.81	0.08

The closing price of the Company’s Series A common stock as reported on the New York Stock Exchange on March 13, 2018, was $5.20. The approximate number of shareholders of record of the Company’s Series A and Series B common stock at the close of business on March 13, 2018,  was 406 and 165, respectively.

Equity Compensation Plan Information

The information set forth under the heading “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders, to be held on June 6, 2018, is incorporated herein by reference.

Issuer Purchases of Equity Securities

The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors.  A total of 2,500,000 shares were authorized under the program. In December 2015, the Company discontinued share repurchases. In the fourth quarter of 2017, the Company resumed open market stock repurchases under its prior board-authorized repurchase authority and purchased 14,080 shares of its Series A common stock at a total cost of $69. All purchases were made through open market transactions and were recorded as treasury stock.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 15

The following table contains information for shares repurchased during the fourth quarter of 2017. None of the shares in this table were repurchased directly from any of the Company’s officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2017	—	$—	1,416,881	1,083,119
November 2017	—	—	1,416,881	1,083,119
December 2017	14,080	4.87	1,430,961	1,069,039

Sales of Unregistered Securities

During 2017,  2016 and 2015, shares of the Company’s Series B common stock in the amounts of 2,925,  755 and 728, respectively, were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption under Section 3(a)(9) of the Securities Act.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 16

Performance Graph

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph below compares the annual cumulative shareholder return on an investment of $100 on December 31, 2012, with  a closing price of $4.65 per share, in A. H. Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with the cumulative total return, assuming reinvestment of dividends, of a similar investment in (1) the Standard & Poor’s 500 Stock Index and (2) the Standard & Poor’s Publishing Stock Index.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 17

Item 6. Selected Financial Data

The table below sets forth selected financial data of the Company for each of the years ended December 31, 2013 through 2017. For a more complete understanding of this selected financial data, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes.

	Years Ended December 31,
In thousands, except per share amounts	2017	2016	2015	2014	2013
Statements of Operations Data:
Total net operating revenue	$248,626	$259,984	$272,108	$272,788	$276,183
Total operating costs and expense (a)	258,679	283,730	290,403	280,474	274,961
Operating income (loss)	(10,053)	(23,746)	(18,295)	(7,686)	1,222
Total other income (expense), net (b)	13,954	2,294	(1,469)	99,671	2,154
Income tax provision (benefit)	(6,260)	(2,272)	(1,570)	5,978	1,460
Income (loss) from continuing operations	10,161	(19,180)	(18,194)	86,007	1,916
Income (loss) from discontinued operations (c)	—	—	(63)	6,770	14,010
Net income (loss) attributable to noncontrolling interests (d)	—	130	(415)	(152)	(193)
Net income (loss) attributable to A. H. Belo Corporation	$10,161	$(19,310)	$(17,842)	$92,929	$16,119
Cash dividends recorded per share (e)	$0.46	$0.32	$0.32	$4.07	$0.28

	December 31,
In thousands	2017	2016	2015	2014	2013
Balance Sheets Data:
Total assets (c)	$162,848	$192,731	$221,501	$298,747	$279,218
Total liabilities and redeemable interest (d) (f)	$65,149	$103,579	$102,651	$172,728	$110,442
Total shareholders’ equity	$97,699	$89,152	$118,850	$126,019	$168,776

(a)

In 2017, the Company recorded a charge to pension expense of $5,911 to reflect the amortization of losses associated with liquidated pension obligations resulting from the Company’s de-risking efforts. In 2016, the Company recorded a noncash goodwill impairment charge of $22,682 related to its Publishing reporting unit.  In 2015 and 2014, the Company recorded a charge to pension expense of $14,964 and $7,648, respectively, related to the recognition of prior year actuarial losses associated with liquidated pension obligations resulting from the Company’s de-risking efforts.

(b)

In 2017, the Company sold various real estate assets and recorded a gain of approximately $12,500. In 2014, Classified Ventures, LLC (“Classified Ventures”) an equity-method investee, sold its apartments.com business unit and the Company recorded a gain of $18,479 related to the sale. In October 2014, the Company completed a transaction with Gannett Co. Inc. and other unit holders of Classified Ventures whereby Gannett acquired all membership interests from the unit holders for Classified Ventures’ remaining business, which primarily consists of cars.com. The Company recorded a gain of $77,092 related to the transaction. Other income of $3,540 was recorded for the receipt of an economic parity payment from the former parent company in conjunction with the dissolution of the jointly-owned partnership holding the Company’s investment in Classified Ventures.

(c)

In 2014, the Company sold the operations of The Providence Journal and in 2013, the Company sold the operations of The Press-Enterprise, both of which are reported as discontinued operations for the periods presented above.

(d)

The Company acquired an 80 percent interest in DMV Digital Holdings Company in 2015 and a 70 percent interest in Your Speakeasy, LLC, in 2012. The Company consolidated the results of operations related to these investments and recorded the interests of other owners as noncontrolling interests. In 2017, the Company purchased the remaining voting interests in DMV Holdings and Speakeasy, which eliminated noncontrolling interests.

(e)

A special dividend of $0.14 per share was declared and paid in 2017, returning $3,106 to shareholders. Special dividends totaling $3.75 per share were declared in 2014, returning to shareholders excess cash generated from the sale of newspaper operations, investments and nonessential real estate.

(f)

A minority owner of DMV Holdings held an option to sell the Company up to 50 percent of its interest, which was valued at $2,670 as of December 31, 2016. As a result of the purchase of the remaining 20 percent voting interest in DMV Holdings,  the shareholder agreement was terminated and the redeemable noncontrolling interest was eliminated as of March 31, 2017.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 18

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

With a continued focus on extending the Company’s media platform, A. H. Belo delivers news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles.

The Company’s Publishing segment includes the operations of The Dallas Morning News  (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences. Its newspaper operations also provide commercial printing and distribution services to large national and regional newspapers and other businesses in Texas. In addition, the segment includes event activation and promotion services provided by CrowdSource and sales of online automotive classifieds on the cars.com platform.

All other operations are reported within the Company’s Marketing Services segment. These operations primarily include DMV Holdings and its subsidiaries Distribion, Vertical Nerve and MarketingFX. The segment also includes Speakeasy and targeted display advertising generated by Connect.

Overview of Significant Transactions from Continuing Operations

Operating results for 2017,  2016 and 2015 reflect continued challenges in print advertising revenue trends, primarily due to volume and rate declines, partially offset by increases in the Company’s paid digital subscriptions, digital advertising and marketing services revenues. The Company continues its efforts to diversify revenues through leveraging its brand, its personnel and its infrastructure in both organic new product development and in pursuit of acquisitions of related advertising and marketing services companies.

On March 2, 2017, the Company acquired the remaining 20 percent voting interest in DMV Holdings. The initial purchase of 80 percent voting interest in DMV Holdings occurred in January 2015. DMV Holdings holds all outstanding ownership interests of three Dallas-based businesses, Distribion, Inc., Vertical Nerve, Inc. and CDFX, LLC. These businesses specialize in local marketing automation, search engine marketing, and direct mail and promotional products, respectively. The Company believes this acquisition complements the product and service offerings currently available to A. H. Belo customers, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive marketing environment.  The remaining 20 percent voting interest in DMV Holdings was acquired for a cash purchase price of $7,120. Results of operations related to the companies acquired are presented within this Annual Report on Form 10-K on a prospective basis from the date of the initial acquisition in January 2015.

As a result of the first quarter 2017 segment reorganization,  certain goodwill and intangible assets previously reported in the Marketing Services segment were moved to the Publishing segment, which was fully impaired as of December 31, 2016. Therefore, the Company recorded a noncash goodwill impairment charge of $228 in the first quarter of 2017.  The Company tested the Marketing Services segment’s goodwill for impairment as of December 31, 2017, and it was determined the Marketing Services reporting unit’s fair value exceeded its carrying value by approximately 93 percent. Accordingly, no impairment was warranted. In 2016, the Company recorded a noncash goodwill impairment charge of $22,682, fully impairing the Publishing reporting unit’s goodwill.

In the third quarter of 2017, in  an effort to de-risk the Pension  Plans, the Company made a voluntary contribution of $20,000 to the Pension Plans and using the contribution, in addition to liquidating $23,391 of plan assets, transferred $43,391 of pension liabilities to an insurance company. As a result of this de-risking action, the Company reduced the number of participants in the Company’s Pension Plans by 796, or 36 percent. This transaction resulted in a favorable settlement of the pension obligation of $3,648 and a noncash charge to pension expense of $5,911 for amortization of losses in accumulated other comprehensive loss. In 2015, lump-sum payments totaling $100,877 were made to participants through the Pension Plans’ master trust. These payments allowed favorable settlement of the pension obligation of approximately $5,000 and resulted in a noncash charge to pension expense of $14,964 for amortization of losses in accumulated other comprehensive loss.

In 2017, the Company sold three parcels of land in downtown Dallas, TX resulting in total cash proceeds of $21,300, generating a gain of approximately $12,500. On December 31, 2017, the Company completed the sale of the Denton Record-Chronicle and the Company no longer owns newspaper operations in Denton, Texas; see Note 12 – Sales of Assets and Other Dispositions.

Proceeds generated from the sales of real estate resulted in the declaration of a  special dividend of $0.14 per share in 2017,  returning  $3,106 to shareholders of record and holders of restricted stock units (“RSUs”). Quarterly dividends of $0.08 per share returned $7,008, $7,029 and $7,052 to shareholders in 2017,  2016 and 2015, respectively. On December 7, 2017, the Company’s board of directors declared  an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on February 9, 2018,  payable on March 2, 2018.

Additional capital was returned to shareholders through the share repurchase program.  In the fourth quarter of 2017, the Company resumed open market stock repurchases under its prior board-authorized repurchase authority and purchased 14,080 shares of its

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 19

Series A common stock at a total cost of $69. In 2015, the Company purchased 472,245 of its Series A common shares through open market transactions for $3,146. These purchases are recorded as treasury stock.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 20

RESULTS OF CONTINUING OPERATIONS

Consolidated Results of Continuing Operations

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for 2017, 2016 and 2015. Due to the first quarter 2017 reorganization of the Company’s two reportable segments, the prior year periods financial information by segment were recast for comparative purposes.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Years Ended December 31,
	2017	Percentage Change	2016	Percentage Change	2015
			(Recast)		(Recast)
Publishing
Advertising and marketing services	$111,968	(8.0)%	$121,703	(12.3)%	$138,729
Circulation	76,884	(3.4)%	79,619	(4.7)%	83,581
Printing, distribution and other	28,495	(5.2)%	30,050	(5.3)%	31,737
Total Net Operating Revenue	217,347	(6.1)%	231,372	(8.9)%	254,047

Total Operating Costs and Expense	230,493	(10.6)%	257,964	(5.8)%	273,937

Operating Loss	$(13,146)	50.6%	$(26,592)	(33.7)%	$(19,890)

Marketing Services
Advertising and marketing services	$31,279	9.3%	$28,612	58.4%	$18,061
Total Net Operating Revenue	31,279	9.3%	28,612	58.4%	18,061

Total Operating Costs and Expense	28,186	9.4%	25,766	56.5%	16,466

Operating Income	$3,093	8.7%	$2,846	78.4%	$1,595

Traditionally, the Company’s primary revenues have been generated from advertising within its core newspapers, niche publications and related websites and from subscription and single copy sales of its printed newspapers. As a result of competitive and economic conditions, the newspaper industry has faced significant revenue declines for more than a decade. Therefore, the Company has sought to diversify its revenues through development and investment in new product offerings, increased circulation rates and leveraging of its existing assets to offer cost efficient commercial printing and distribution services to its local markets. The Company continually evaluates the overall performance of its core products to ensure existing assets are deployed adequately to maximize return.

In 2017,  2016 and 2015, the Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in print advertising and paid print circulation volumes and revenue. The most significant decline in advertising revenue has been attributable to print display and classified categories. These categories, which represented 24.0 percent of consolidated revenue in 2015, have declined to 18.9 percent of consolidated revenue in 2017, and further declines are likely in future periods. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. As a result of the continued declines the Publishing segment experienced, and expects to continue to experience, in advertising and print circulation revenues, the Publishing reporting unit’s goodwill was determined to be fully impaired as of December 31, 2016. The Company recorded a goodwill impairment charge of $22,682 in the fourth quarter of 2016. Certain goodwill and intangible assets previously reported in the Marketing Services segment were moved to the Publishing segment as a result of the first quarter 2017 segment reorganization. Therefore, the Company recorded a noncash goodwill impairment charge of $228 in the first quarter of 2017.

The Company has responded to these challenges by expanding programmatic channels through which it works to meet customer demand for digital advertisement opportunities in display, mobile, video and social media categories. By utilizing advertising exchanges to apply marketing insight, the Company believes it offers greater value to  customers through focused targeting of advertising to potential customers. In May 2016, the Company installed a meter on its website and began to build a base of paid digital subscribers.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 21

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

Advertising and marketing services revenue

Advertising and marketing services revenue was 57.6 percent, 57.8 percent and 57.6 percent of total revenue for 2017, 2016 and 2015, respectively.

	Years Ended December 31,
	2017	Percentage Change	2016	Percentage Change	2015
			(Recast)		(Recast)
Publishing
Advertising revenue	$111,968	(8.0)%	$121,703	(12.3)%	$138,729
Marketing Services
Digital services	26,489	6.2%	24,946	58.8%	15,706
Other services	4,790	30.7%	3,666	55.7%	2,355
Advertising and Marketing Services	$143,247	(4.7)%	$150,315	(4.1)%	$156,790

Publishing

Advertising revenue – The Company has a comprehensive portfolio of print and digital advertising products, which include display, classified, preprint and digital advertising. Display and classified revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Display revenue decreased in 2017 primarily due to lower retail advertising.  In retail, the department store, food and beverage, furniture,  electronics, automotive and other retail categories experienced the greatest declines with a combined revenue decrease of approximately $4,020 driven by a volume decline of 18.5 percent and a  decrease in rates for most of these categories. In 2016,  display revenue decreased due to lower retail and general advertising in substantially all categories except sporting goods. In retail, the department store, food and beverage, furniture, electronics and entertainment categories experienced the greatest declines with a combined revenue decrease of approximately $4,301 driven by a volume decline of 23.3 percent and varying rate declines across most categories. The decline in classified advertising in  2017 was primarily due to volume declines in all classified categories, except a slight increase in employment, partially offset by varying rate increases across most categories. In 2016,  overall classified revenue decreased due to lower volumes in employment and obituaries. This decline was partially offset by an increase in automotive.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased in 2017 and 2016 due to a decline in the rate and volume of preprint newspaper inserts, consistent with the decline in circulation volumes discussed below.

Digital Publishing revenue is primarily comprised of banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com,  online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package and sales of online automotive classifieds on the cars.com platform.  Revenue increased in 2017, primarily due to a higher volume of online banner advertisements on dallasnews.com.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 22

Marketing Services

Digital services – Digital marketing revenue includes targeted and multi-channel advertising placed on third-party websites, content development, social media management, search optimization and other consulting. The 2015 acquisition of DMV Holdings provided a significant portion of the growth in digital marketing revenue. For 2017,  DMV Holdings revenue increased 31.3 percent, or $5,250. The DMV Holdings revenue increase offset approximately 53 percent of the core print advertising revenue decline during 2017.

In 2016,  DMV Holdings revenue increased 97.6 percent, or $6,486, and organic growth from Speakeasy resulted in increased revenue of $2,068. These revenue increases offset approximately 55 percent of the core print advertising revenue decline during 2016.

Other services – Other services revenue increased $1,124, or 30.7 percent, due to the sale of promotional merchandise by MarketingFX, acquired in 2015.

Circulation revenue

Circulation revenue was 30.9 percent, 30.6 percent and 30.7 percent of total revenue for 2017, 2016 and 2015, respectively.

	Years Ended December 31,
	2017	Percentage Change	2016	Percentage Change	2015
Publishing
Circulation	$76,884	(3.4)%	$79,619	(4.7)%	$83,581

Revenue decreased in 2017 primarily due to a decline in home delivery volume of 8.3 percent, partially offset by home delivery rate increases applied throughout the year.  Single copy revenue also decreased compared to prior year, driven by a decline in single copy paid print circulation volume of 19.3 percent. The single copy volume decline was partially offset by an increase in the daily single copy rate, which was put in place in November 2016. In addition, the digital-only subscription revenue increased $1,167, or 75.2 percent. In 2016, revenue decreased due to a decline in home delivery and single copy paid print circulation volumes of 8.7 percent and 13.7 percent, respectively. These volume declines were partially offset by a rate increase of 5.6 percent for home delivery.

Volume declines in circulation revenue have been more pronounced with single copy sales. Price increases and supplemental editions are critical to maintaining the revenue base to support this product. In 2017, the Company generated $922 of incremental circulation revenue through the distribution of specialty magazines to its core subscribers.

Printing, distribution and other revenue

Printing, distribution and other revenue was 11.5 percent, 11.6 percent and 11.7 percent of total revenue for 2017, 2016 and 2015, respectively.

	Years Ended December 31,
	2017	Percentage Change	2016	Percentage Change	2015
			(Recast)		(Recast)
Publishing
Printing, Distribution and Other	$28,495	(5.2)%	$30,050	(5.3)%	$31,737

The Company aggressively markets the capacity of its printing and distribution assets to other newspapers that would benefit from cost sharing arrangements.  Revenue generated from commercial printing decreased in 2017, primarily due to a decline in volumes associated with certain national newspapers. Additionally, the Company’s event activation, promotion and marketing services provider, CrowdSource, historically worked closely with cities and other corporate sponsors to bring large entertainment events to local communities in 2015; however, starting in the second half of 2016, the Company no longer hosted as many events as in prior years.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 23

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense by segment.

	Years Ended December 31,
	2017	Percentage Change	2016	Percentage Change	2015
			(Recast)		(Recast)
Publishing
Employee compensation and benefits	$92,662	0.7%	$91,995	(18.1)%	$112,351
Other production, distribution and operating costs	101,751	(5.6)%	107,840	(9.7)%	119,419
Newsprint, ink and other supplies	22,436	(9.2)%	24,706	(18.2)%	30,214
Depreciation	10,300	(3.2)%	10,637	(6.7)%	11,401
Amortization	—	(100.0)%	104	(81.2)%	552
Asset impairments	3,344	(85.3)%	22,682	N/A	—
Marketing Services
Employee compensation and benefits	13,304	10.7%	12,014	41.9%	8,467
Other production, distribution and operating costs	12,843	7.1%	11,990	87.1%	6,410
Newsprint, ink and other supplies	1,125	27.3%	884	30.4%	678
Depreciation	115	51.3%	76	(33.3)%	114
Amortization	799	(0.4)%	802	0.6%	797
Total Operating Costs and Expense	$258,679	(8.8)%	$283,730	(2.3)%	$290,403

Publishing

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards employee benefit plans. Employee compensation and benefits increased slightly in 2017 due to higher pension expense of $5,947,  partially offset by a  decrease of $4,916 related to headcount reductions within the Company that were effected in the latter half of 2016.  The increase in pension expense was primarily due to a noncash pension settlement charge of $5,911 recorded to reflect the amortization of losses in accumulated other comprehensive loss associated with liquidated pension obligations in 2017. In 2016,  employee compensation and benefits decreased $20,356 due to a decrease in pension expense of $13,793 and a decrease of $6,563 due to headcount reductions within the Company that were effected in the second half of 2015.

Other production, distribution and operating costs – Expense decreased in 2017, reflecting savings as the Company continues to manage discretionary spending. Savings were generated by reductions in temporary services,  consulting, promotional spending,  travel and other outside service expenses. In 2016, expense decreased due to reductions in temporary and personnel recruiting services, promotional spending, travel and other outside service expenses.

Newsprint, ink and other supplies – Expense decreased in 2017 and 2016 due to reduced newsprint costs associated with lower circulation volumes from the Company and certain third-party newspapers and the discontinuation of unprofitable product lines in 2016. Newsprint consumption approximated 23,296, 26,752 and  31,141 metric tons in 2017,  2016 and 2015, respectively, at an average cost per metric ton of $564, $532 and  $550, respectively. The average purchase price for newsprint was $566, $538 and  $534 per metric ton in 2017,  2016 and 2015, respectively.

Depreciation – Expense decreased in 2017 and 2016 due to a lower depreciable asset base as a higher level of in-service assets were fully depreciated. Capital spending is primarily directed towards digital platforms, production systems and technology investments. The Company is committed to investing the appropriate levels of capital to sustain existing operations and develop new operations having an appropriate return on the investment. Capital spending is expected to be approximately $5,000 in 2018.

Amortization – All definite-lived intangible assets are fully amortized.

Asset impairments – In 2017,  the Company impaired $3,116 of assets related to the property previously used as the corporate headquarters, as these assets are no longer in use. Additionally, as a result of the first quarter 2017 segment reorganization, certain goodwill and intangible assets previously reported in the Marketing Services segment were moved to the Publishing segment, which was fully impaired as of December 31, 2016.  Therefore, the Company recorded a noncash goodwill impairment charge of $228 in the first quarter of 2017. In 2016, the Company recorded a noncash goodwill impairment charge of $22,682, fully impairing the Publishing reporting unit’s goodwill.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 24

Marketing Services

Employee compensation and benefits – Expense increased in 2017 by $1,290, primarily related to headcount growth of 16, or 19.5 percent, in DMV Holdings.

Other production, distribution and operating costs – Expenses increased in 2017 by $853, primarily attributed to an increase in sales related expenses driven by the growth in DMV Holdings.

Newsprint, ink and other supplies – Expense increased in 2017 primarily due to an increase in promotional material printing costs associated with MarketingFX.

Depreciation – Marketing and event services’ cost structure is primarily labor driven. Capital purchases are required to support technology investments. Capital assets are primarily depreciated over a life of three years. Capital spending is expected to be approximately $200 in 2018.

Amortization – Expense is primarily related to customer lists associated with DMV Holdings.

Other

The table below sets forth the other components of the Company’s results of operations.

	Years Ended December 31,
	2017	Percentage Change	2016	Percentage Change	2015
Other Income (Expense):
Loss from equity method investments, net	$—	N/A	$—	100.0%	$(1,065)
Other income (expense), net	13,954	508.3%	2,294	667.8%	(404)
Total other income (expense), net	$13,954	508.3%	$2,294	256.2%	$(1,469)

Income Tax Benefit	$(6,260)	(175.5)%	$(2,272)	(44.7)%	$(1,570)

Other Income (Expense) – Other income (expense) is primarily comprised of gain (loss) on disposal of fixed assets and gain (loss) from investments.

On September 22, 2017, the Company completed the sale of one parcel of land and received net cash proceeds of $8,252, generating a gain of approximately $5,000. On October 19, 2017, the Company completed the sale of two parcels of land and received net cash proceeds of $13,048, generating a gain of approximately $7,500.

On December 31, 2017, the Company completed the sale of the outstanding capital stock of the Denton Publishing Company, owner of the Denton Record-Chronicle, to Denton Media Company, Inc., generating a loss of $260. The business did not meet the requirements of a discontinued operation; therefore, all financial results are included in continuing operations. Prior to the disposition, the Denton Record-Chronicle was included in the Publishing segment results. In connection with the sale, the Company entered into a sublease with Denton Publishing Company for a term ending on July 30, 2023. Since the Company is no longer the tenant, the Company recorded a loss of $589, included in other income (expense), net, for the Company’s remaining obligation after the term of the sublease ends.

In December 2016, the Company completed the sale of land in Providence, Rhode Island, and received net cash proceeds of $921 and a $1,000 three-year note receivable upon closing of the transaction, generating a loss of $216.  Additionally, the Company completed the sale of a parking lot located in downtown Dallas, Texas. The Company received net cash proceeds of $4,458, generating a gain of $1,842.

In 2015, the Company completed the sale of land and a building, which served as the headquarters of The Providence Journal. The Company received net proceeds of $6,119 upon closing of the transaction, generating a loss of $265, which was offset by $328 of returned escrow received in 2016. The Company demolished existing structures on an additional property in Providence, Rhode Island, at a cost of $251.

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

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 25

Tax provision – A tax benefit of $6,260 was recorded in 2017.  The benefit was primarily due to deductions associated with the voluntary pension contribution of $20,000, partial release of the valuation allowance and a capital loss on the sale of the Denton Record-Chronicle, of which a portion will be carried back to 2014 for federal income tax purposes.  These deductions offset taxable income that resulted from the sale of the Company’s three properties in downtown Dallas, Texas. Additionally, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $3,570 decrease in income tax benefit for the year ended December 31, 2017.

A tax benefit of $2,272 was recorded in 2016. The benefit was primarily due to deductions associated with capital losses on the sale of certain investments, which were carried back to 2014 for federal income tax purposes.

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

The Company tested the Marketing Services segment‘s goodwill for impairment as of December 31, 2017, using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital, combined with a market approach using peer-based earnings multiples. The Company believes the use of a discounted cash flow approach, combined with the market approach, is the most reliable indicator of the estimated fair value of the business. Upon completion of the annual test, it was determined the Marketing Services reporting unit’s fair value exceeded its carrying value by approximately 93 percent. Accordingly, no impairment was warranted.

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

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 26

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

The projected benefit obligations of the A. H. Belo Pension Plans are estimated using the Citigroup Pension Yield Curve, which is based upon a portfolio of high quality corporate debt securities with maturities that correlate to the timing of benefit payments to the plans’ participants. Future benefit payments are discounted to their present value at the appropriate yield curve discount rate to determine the projected benefit obligation outstanding at each year end. The yield curve discount rates as of December 31, 2017 and 2016,  were 3.4 percent and 3.8 percent, respectively.

Interest expense included in net periodic pension expense (benefit) is based on the Citigroup Pension Yield Curve established at the beginning of the fiscal year. The beginning of year yield curve discount rate for 2017 was 3.8 percent. Due to the 2017 de-risking action, a settlement charge was triggered as of September 30, 2017. Net periodic benefit cost for the fourth quarter of 2017 and the settlement charge were determined using a yield curve discount rate of 3.5 percent. Interest expense for 2016 and 2015 was determined using beginning of year yield curve discount rate of 4.0 percent.

The Company assumed a 6.5 percent long-term rate of return on the plans’ assets in 2017,  2016 and 2015. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans. Investment strategies for the plans’ assets are based upon factors such as the remaining life expectancy of participants and market risks. The Company currently targets the plans’ assets invested in equity securities and fixed income securities to approximate 50 percent and 50 percent, respectively.

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

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 27

Liquidity and Capital Resources

The Company’s cash balances as of December 31, 2017 and 2016, were $57,660 and $80,071, respectively. The decrease in the cash balance during 2017 is primarily due to capital expenditures,  a  pension contribution, a return of capital to shareholders through dividends and lower display, preprint and classified advertising revenues. These cash outflows were partially offset by an increase in cash from real estate sales. In 2016,  the cash balance increased primarily due to asset sales and expense management, partially offset by return of capital to shareholders, capital expenditures and lower display, preprint and classified advertising revenues.

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue from Publishing operations is expected to continue to decline in future periods, operating contributions expected from the Company’s Marketing Services businesses and other cost cutting measures, are expected to be sufficient to fund operating activities and capital spending of approximately $5,200 over the next 12-month period.

The future payment of dividends is dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. The Company resumed open market stock repurchases in the fourth quarter of 2017 under its prior board-authorized repurchase authority. Current holdings of treasury stock could be used to satisfy its obligations related to share-based awards issued to employees and directors, or can be sold on the open market.

The following discusses the changes in cash flows by  operating, investing and financing activities in 2017,  2016 and 2015.

Operating Cash Flows

Net cash provided by (used for) continuing operations was $(12,095),  $7,616 and $(4,779) in 2017,  2016 and 2015, respectively.

Cash flows from continuing operating activities decreased in 2017, primarily due to the voluntary contribution of $20,000 to the A. H. Belo Pension Plans, which offset taxable income that resulted from the sale of the Company’s three properties in downtown Dallas, Texas.

Cash flows from continuing operating activities improved by $12,395 in 2016 compared to 2015, primarily due to changes in working capital and other operating assets and liabilities of $8,372.

Cash flows from continuing operating activities increased in 2015 compared to 2014, primarily due to reduced pension contributions of $29,927. No pension contributions were required in 2015. Net cash used for operating activities of discontinued operations was $24 in 2015.

Investing Cash Flows

Net cash provided by (used for)  investing activities was $9,277,  $(1,211) and $(15,270) in 2017,  2016 and 2015, respectively.

Cash flows from investing activities improved in 2017, primarily due to cash proceeds of $21,300 received during 2017 related to the sale of three properties in downtown Dallas, Texas. Capital expenditures of $12,005, which included approximately $7,000 for the Company’s new headquarters, partially offset the proceeds received from the real estate sales.

Cash flows from investing activities increased in 2016 compared to 2015, primarily due to the 2015 acquisition of DMV Holdings for a purchase price of $14,110. Cash flows used for investing activities in 2016 included capital expenditures of $6,597.

Cash flows from investing activities decreased in 2015, primarily due to the acquisition of DMV Holdings. Capital expenditures of $7,572 were offset by $6,119 of proceeds received in 2015 from the sale of the land and building, which previously served as the headquarters of The Providence Journal.

Financing Cash Flows

Net cash used for financing activities was $19,593,  $4,714 and $59,718 in 2017,  2016 and 2015, respectively.

Cash flows used for financing activities increased in 2017 compared to 2016, due to the first quarter 2017 acquisitions of the remaining interests in DMV Holdings and Speakeasy for a purchase price of $7,120 and $2,111, respectively. Cash used for financing activities included total dividends paid of $10,114, $7,029 and $57,200 in 2017,  2016 and 2015, respectively.  Dividends paid in 2017 included a special dividend of $0.14 per share, returning $3,106 to shareholders and holders of RSUs. Dividends paid in 2015 included a special dividend of $2.25 per share, declared and recorded in 2014, returning $50,148 to shareholders and holders of RSUs.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 28

In the fourth quarter of 2017, the Company resumed open market stock repurchases under its prior board-authorized repurchase authority and purchased 14,080 shares of its Series A common stock at a total cost of $69.  In 2015, the Company purchased 472,245 shares of its Series A common stock at a total cost of $3,146.

Financing Arrangements

None.

Contractual Obligations

The table below sets forth the summarized commitments of the Company as of December 31, 2017. See the Notes to the Consolidated Financial Statements, Note 10 - Commitments and Contingencies.

	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease commitments	$42,995	$3,190	$4,421	$3,589	$3,436	$3,342	$25,017
Capital commitments	155	155	—	—	—	—	—
Total commitments	$43,150	$3,345	$4,421	$3,589	$3,436	$3,342	$25,017

In December 2017, AHC Dallas Properties, LLC, a wholly-owned subsidiary of the Company, assumed a 12-year lease agreement for office space that serves as the headquarters of the Denton Record-Chronicle. In connection with the sale of Denton Publishing Company, owner of the Denton Record-Chronicle, to Denton Media Company, Inc., the Company entered into a sublease with Denton Publishing Company for a term ending on July 30, 2023; see Note 12 – Sales of Assets and Other Dispositions.

In December 2016, the Dallas Morning News, Inc., a wholly-owned subsidiary of the Company, entered into a 16-year lease agreement for office space for the Company’s new corporate headquarters. The Company recognizes rent expense on a straight-line basis. Per the amended lease agreement, rent payments will begin in November 2018.

Based on the applicable tax and labor laws governing pension plan funding, the Company expects to make no required contributions to the A. H. Belo Pension Plans in 2018.

On December 7, 2017, the Company’s board of directors declared  an  $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on February 9, 2018, payable on March 2, 2018.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 29

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm, are included herein starting on page 38 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2017, the Company’s disclosure controls and procedures were not effective due to material weaknesses in its internal control over financial reporting described below.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 30

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, using the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, the Company’s management determined the following control deficiencies existed as of December 31, 2017:

•	The Company did not have effective monitoring activities over the operation of a process-level reconciliation control to assess the existence and accuracy of the single copy sales returns.
•	The Company did not adequately train personnel to operate the process-level control over the accuracy of digital advertising revenue transactions.
•

The Company did not have an effective risk assessment process to design certain process-level control activities, specifically an appropriate control over the integrity of tax-basis fixed asset balances transferred from one information system to another and appropriate controls over the completeness, existence, and accuracy of Speakeasy revenue.

Certain of the control deficiencies described above resulted in an immaterial misstatement in Speakeasy revenue in the preliminary consolidated financial statements as of and for the fiscal year ended December 31, 2017, that was corrected prior to issuance. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and the Company’s internal control over financial reporting was not effective as of December 31, 2017.

KPMG LLP, an independent registered public accounting firm, has issued an adverse report on the operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, and its report is included on page 39 of this Annual Report on Form 10-K.

Remediation Plans

The Company’s management, with oversight from the Audit Committee of the Board of Directors of the Company, is actively engaged in remediation efforts to address the material weaknesses identified above.  Management has taken, and will take, a number of actions to remediate the 2017 material weaknesses including the following:

•

Develop and deliver Internal Controls training to individuals associated with these control deficiencies and enhance training provided to all personnel who have financial reporting or internal control responsibilities to learn from these deficiencies. The training will include a review of individual roles and responsibilities related to internal controls and reemphasize the importance of completing the control procedures on a timely basis.

•	Improve monitoring and risk assessment activities to address these control deficiencies.

These improvements are targeted at strengthening the Company’s internal control over financial reporting and remediating the 2017 material weaknesses. The Company remains committed to an effective internal control environment and management believes that these actions, and the improvements management expects to achieve as a result, will effectively remediate the 2017 material weaknesses.  However, the material weaknesses in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively.  The Company plans to have its enhanced review procedures and documentation standards in place and operating in the first quarter 2018, and expects that the remediation of the 2017 material weaknesses will be completed by December 31, 2018.

Changes in Internal Control Over Financial Reporting

Except as related to the material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 31

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the headings “A. H. Belo Corporation Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance – Committees of the Board – Audit Committee,” “Corporate Governance – Committees of the Board – Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 6, 2018, is incorporated herein by reference.

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

Shareholders can also obtain, without charge, printed copies of any of the materials referred to above by contacting the Company at the following address:

A. H. Belo Corporation

P. O. Box 224866

Dallas, Texas 75222-4866

Attn: Investor Relations

Telephone: (214) 977-8222

Item 11. Executive Compensation

The information set forth under the headings “Corporate Governance – Committees of the Board – Compensation Committee,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation Discussion and Analysis, – Compensation Committee Report, – Summary Compensation Table, – Grants of Plan-Based Awards in 2017, – Outstanding A. H. Belo Equity Awards at Fiscal Year-End 2017, – Option Exercises and Stock Vested in 2017, – Change in Control Arrangements and Other Agreements Upon Termination of Employment, – Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2017,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Director Compensation” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 6, 2018, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “A. H. Belo Corporation Stock Ownership of Directors and Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 6, 2018, is incorporated herein by reference.

Information regarding the number of shares of common stock authorized for issuance under the Company’s equity compensation plans is included in the Notes to the Consolidated Financial Statements,  Note 5 - Long-term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Certain Relationships” and “Corporate Governance – Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 6, 2018, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 6, 2018, is incorporated herein by reference.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 32

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

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 33

Exhibit Number		Description
		(5)	*

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

			*	(b)	Form of A. H. Belo 2017 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2 to the May 12, 2017 Form 8-K)
		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 34

Exhibit Number	Description
	~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013)
	~(6)	*

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

12			Computation of Ratio of Earnings to Fixed Charges
21			Subsidiaries of the Company
23.1			Consent of KPMG LLP
24			Power of Attorney (set forth on the signature page(s) hereof)
31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS			** XBRL Instance Document
101.SCH			** XBRL Taxonomy Extension Scheme
101.CAL			** XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			** XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			** XBRL Taxonomy Extension Label Linkbase Document
101.PRE			** XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 35

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	James M. Moroney III
James M. Moroney III
Chairman of the Board, President and
Chief Executive Officer

Dated:	March 16, 2018

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 36

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Moroney III	Chairman of the Board, President and Chief Executive Officer	March 16, 2018
James M. Moroney III

/s/ Robert W. Decherd	Director	March 16, 2018
Robert W. Decherd

/s/ John A. Beckert	Director	March 16, 2018
John A. Beckert

/s/ Louis E. Caldera	Director	March 16, 2018
Louis E. Caldera

/s/ Ronald D. McCray	Director	March 16, 2018
Ronald D. McCray

/s/ Tyree B. Miller	Director	March 16, 2018
Tyree B. Miller

/s/ John P. Puerner	Director	March 16, 2018
John P. Puerner

/s/ Nicole G. Small	Director	March 16, 2018
Nicole G. Small

/s/ Katy Murray	Senior Vice President/	March 16, 2018
Katy Murray	Chief Financial Officer (Principal Financial Officer)

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 37

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

A. H. Belo Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income(loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2009.

Dallas, Texas

March 16, 2018

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 38

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

A. H. Belo Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited A. H. Belo Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income(loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2018 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the ineffective monitoring activities over the operation of a process-level reconciliation control to assess the existence and accuracy of the single copy sales returns; inadequate training of personnel to operate the process-level control over the accuracy of digital advertising revenue transactions; and ineffective risk assessment over the design of process-level controls over the integrity of tax-basis fixed asset balances transferred from one information system to another and the completeness, existence, and accuracy of Speakeasy revenue, have been identified and included in management’s assessment.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 39

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Disclaimer on Additional Information in Management’s Report

We do not express an opinion or any other form of assurance on management’s statements, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, referring to corrective actions taken after December 31, 2017, relative to the aforementioned material weakness in internal control over financial reporting.

Dallas, Texas

March 16, 2018

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 40

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
In thousands, except share and per share amounts	2017	2016	2015
Net Operating Revenue:
Advertising and marketing services	$143,247	$150,315	$156,790
Circulation	76,884	79,619	83,581
Printing, distribution and other	28,495	30,050	31,737
Total net operating revenue	248,626	259,984	272,108
Operating Costs and Expense:
Employee compensation and benefits	105,966	104,009	120,818
Other production, distribution and operating costs	114,594	119,830	125,829
Newsprint, ink and other supplies	23,561	25,590	30,892
Depreciation	10,415	10,713	11,515
Amortization	799	906	1,349
Asset impairments	3,344	22,682	—
Total operating costs and expense	258,679	283,730	290,403
Operating loss	(10,053)	(23,746)	(18,295)
Other Income (Expense):
Loss from equity method investments, net	—	—	(1,065)
Other income (expense), net	13,954	2,294	(404)
Total other income (expense), net	13,954	2,294	(1,469)
Income (Loss) from Continuing Operations Before Income Taxes	3,901	(21,452)	(19,764)
Income tax benefit	(6,260)	(2,272)	(1,570)
Income (Loss) from Continuing Operations	10,161	(19,180)	(18,194)
Loss from divestiture of discontinued operations	—	—	(63)
Net Income (Loss)	10,161	(19,180)	(18,257)
Net income (loss) attributable to noncontrolling interests	—	130	(415)
Net Income (Loss) Attributable to A. H. Belo Corporation	$10,161	$(19,310)	$(17,842)

Per Share Basis
Net income (loss) attributable to A. H. Belo Corporation
Basic and diluted	$0.46	$(0.90)	$(0.84)
Number of common shares used in the per share calculation:
Basic	21,721,497	21,620,539	21,408,940
Diluted	21,723,002	21,620,539	21,408,940

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 41

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In thousands	2017	2016	2015
Net Income (Loss)	$10,161	$(19,180)	$(18,257)
Other Comprehensive Income (Loss), Net of Tax:
Actuarial gains (losses)	8,151	(810)	2,742
Amortization of actuarial (gains) losses	6,225	(56)	16,183
Total other comprehensive income (loss), net of tax	14,376	(866)	18,925
Comprehensive Income (Loss)	24,537	(20,046)	668
Comprehensive income (loss) attributable to noncontrolling interests	—	130	(415)
Total Comprehensive Income (Loss) Attributable to A. H. Belo Corporation	$24,537	$(20,176)	$1,083

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 42

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
In thousands, except share amounts	2017	2016
Assets
Current assets:
Cash and cash equivalents	$57,660	$80,071
Accounts receivable (net of allowance of $1,055 and $1,115 at December 31, 2017 and December 31, 2016, respectively)	26,740	29,114
Inventories	3,171	3,386
Prepaids and other current assets	13,734	9,553
Assets held for sale	1,089	—
Total current assets	102,394	122,124
Property, plant and equipment, at cost	418,730	445,874
Less accumulated depreciation	(387,024)	(402,115)
Property, plant and equipment, net	31,706	43,759
Intangible assets, net	4,073	4,872
Goodwill	13,973	14,201
Deferred income taxes, net	5,355	—
Other assets	5,347	7,775
Total assets	$162,848	$192,731
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,303	$9,036
Accrued compensation and benefits	8,243	8,657
Other accrued expense	4,275	6,318
Advance subscription payments	11,670	13,243
Total current liabilities	34,491	37,254
Long-term pension liabilities	23,038	54,843
Other post-employment benefits	2,052	2,329
Other liabilities	5,568	6,483
Total liabilities	65,149	100,909
Noncontrolling interest - redeemable	—	2,670
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,700,292 and 20,620,461 shares at December 31, 2017 and December 31, 2016, respectively	208	207
Series B: issued 2,469,755 and 2,472,680 shares at December 31, 2017 and December 31, 2016, respectively	24	24
Treasury stock, Series A, at cost; 1,430,961 and 1,416,881 shares held at December 31, 2017 and December 31, 2016, respectively	(11,302)	(11,233)
Additional paid-in capital	494,989	499,552
Accumulated other comprehensive loss	(24,932)	(39,308)
Accumulated deficit	(361,288)	(361,324)
Total shareholders’ equity attributable to A. H. Belo Corporation	97,699	87,918
Noncontrolling interests	—	1,234
Total shareholders’ equity	97,699	89,152
Total liabilities and shareholders’ equity	$162,848	$192,731

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 43

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2014	20,341,501	2,388,237	$227	$499,320	(944,636)	$(8,087)	$(57,367)	$(308,330)	$256	$126,019
Net loss	—	—	—	—	—	—	—	(17,842)	(415)	(18,257)
Other comprehensive income	—	—	—	—	—	—	18,925	—	—	18,925
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1,210	1,210
Treasury stock purchases	—	—	—	—	(472,245)	(3,146)	—	—	—	(3,146)
Issuance of shares for restricted stock units	162,274	—	2	(2)	—	—	—	—	—	—
Issuance of shares for stock option exercises	18,000	—	—	71	—	—	—	—	—	71
Excess tax benefit on share-based compensation	—	—	—	557	—	—	—	—	—	557
Share-based compensation	—	—	—	605	—	—	—	—	—	605
Redeemable noncontrolling interest	—	—	—	(102)	—	—	—	—	18	(84)
Conversion of Series B to Series A	728	(728)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(7,050)	—	(7,050)
Balance at December 31, 2015	20,522,503	2,387,509	$229	$500,449	(1,416,881)	$(11,233)	$(38,442)	$(333,222)	$1,069	$118,850
Net income (loss)	—	—	—	—	—	—	—	(19,310)	77	(19,233)
Other comprehensive loss	—	—	—	—	—	—	(866)	—	—	(866)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(308)	(308)
Capital contributions from noncontrolling interests	—	—	—	(396)	—	—	—	—	396	—
Issuance of shares for restricted stock units	97,203	—	1	(1)	—	—	—	—	—	—
Issuance of shares for stock option exercises	—	85,926	1	155	—	—	—	—	—	156
Share-based compensation	—	—	—	640	—	—	—	—	—	640
Redeemable noncontrolling interest	—	—	—	(1,295)	—	—	—	—	—	(1,295)
Conversion of Series B to Series A	755	(755)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(8,792)	—	(8,792)
Balance at December 31, 2016	20,620,461	2,472,680	$231	$499,552	(1,416,881)	$(11,233)	$(39,308)	$(361,324)	$1,234	$89,152
Net income	—	—	—	—	—	—	—	10,161	—	10,161
Other comprehensive income	—	—	—	—	—	—	14,376	—	—	14,376
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(118)	(118)
Treasury stock purchases	—	—	—	—	(14,080)	(69)	—	—	—	(69)
Issuance of shares for restricted stock units	76,906	—	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	—	944	—	—	—	—	—	944
Purchases of noncontrolling interests	—	—	—	(5,506)	—	—	—	—	(1,116)	(6,622)
Conversion of Series B to Series A	2,925	(2,925)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(10,125)	—	(10,125)
Balance at December 31, 2017	20,700,292	2,469,755	$232	$494,989	(1,430,961)	$(11,302)	$(24,932)	$(361,288)	$—	$97,699

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 44

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2017	2016	2015
Operating Activities
Net income (loss)	$10,161	$(19,180)	$(18,257)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Loss from divestiture of discontinued operations	—	—	63
Depreciation and amortization	11,214	11,619	12,864
Net periodic (benefit) expense and contributions related to employee benefit plans	(17,519)	(3,538)	10,423
Equity method investment loss in excess of dividends	—	—	1,440
Share-based compensation	944	640	605
Deferred income taxes	(5,355)	(1,046)	(1,572)
(Gain) loss on investment related activity	250	200	(1,045)
(Gain) loss on disposal of fixed assets	(14,477)	(1,950)	478
Asset impairments	3,344	22,682	—
Other operating activities	—	—	405
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	2,374	2,388	2,894
Inventories, prepaids and other current assets	(3,966)	528	(144)
Other assets	2,196	(2,592)	(363)
Accounts payable	1,267	(3,700)	85
Compensation and benefit obligations	(155)	1,777	(2,133)
Other accrued expenses	(614)	1,060	(9,052)
Advance subscription payments	(1,573)	(1,181)	(1,470)
Other post-employment benefits	(186)	(91)	—
Net cash provided by (used for) continuing operations	(12,095)	7,616	(4,779)
Net cash used for discontinued operations	—	—	(24)
Net cash provided by (used for) operating activities	(12,095)	7,616	(4,803)
Investing Activities
Acquisition costs, net of cash acquired	—	—	(14,110)
Purchases of assets	(12,005)	(6,597)	(7,572)
Sales of assets	21,300	5,636	5,866
Other investment related proceeds	—	—	1,046
Purchases of investments	(18)	(250)	(500)
Net cash provided by (used for) investing activities	9,277	(1,211)	(15,270)
Financing Activities
Purchases of noncontrolling interests	(9,231)	—	—
Dividends paid	(10,114)	(7,029)	(57,200)
Proceeds from other financing activities	—	2,566	—
Distributions to noncontrolling interests	(179)	(407)	—
Purchases of treasury stock	(69)	—	(3,146)
Proceeds from exercise of stock options	—	156	71
Excess tax benefit on share-based compensation	—	—	557
Net cash used for financing activities	(19,593)	(4,714)	(59,718)
Net increase (decrease) in cash and cash equivalents	(22,411)	1,691	(79,791)
Cash and cash equivalents, beginning of period	80,071	78,380	158,171
Cash and cash equivalents, end of period	$57,660	$80,071	$78,380

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 45

A. H. Belo Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1: Significant Accounting Policies and Recently Issued Accounting Standards

Description of Business.   A. H. Belo Corporation and subsidiaries are referred to collectively herein as “A. H. Belo” or the “Company.” The Company, headquartered in Dallas, Texas, is a leading local news and information publishing company with commercial printing, distribution and direct mail capabilities, as well as expertise in emerging media and digital marketing. With a continued focus on extending the Company’s media platform, A. H. Belo delivers news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles. The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences. In December 2017, the Company completed the sale of the Denton Record-Chronicle and the Company no longer owns newspaper operations in Denton, Texas.

A. H. Belo also offers digital marketing solutions through DMV Digital Holdings Company (“DMV Holdings”) and Your Speakeasy, LLC (“Speakeasy”), and provides event activation, promotion and marketing services through DMN CrowdSource LLC (“CrowdSource”).

Basis of Presentation.   The consolidated financial statements included herein include adjustments of a normal recurring nature, which in the Company’s opinion, are necessary to present fairly the consolidated financial information as of and for the periods indicated. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

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

Accounts Receivable.   Accounts receivable are reported net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical write-off experience and the Company’s knowledge of the customers’ ability to pay amounts due. Accounts are written-off after all collection efforts fail; generally, after one year has expired. Expense for such uncollectible amounts is included in other production, distribution and operating costs. Bad debt expense for 2017 and 2016 was $2,109 and $1,712, respectively. Write-offs, net of recoveries and other adjustments for 2017 and 2016 were $2,169 and $2,039, respectively.

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

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 46

The table below sets forth property, plant and equipment by type.

	December 31,		Estimated
	2017	2016	Useful Lives
Land	$2,220	$11,384
Buildings and improvements	110,409	133,441	5 - 30 years
Publishing equipment	216,199	217,221	3 - 20 years
Other	88,177	81,724	3 - 10 years
Construction in process	1,725	2,104
Total	418,730	445,874
Less accumulated depreciation	(387,024)	(402,115)
Property, plant and equipment, net	$31,706	$43,759

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

The Company conducted the annual goodwill impairment test as of December 31, 2017. The Company believes the use of a discounted cash flow approach, combined with the market approach, is the most reliable indicator of the estimated fair value of the business. Upon completion of the annual test, it was determined the Marketing Services reporting unit’s fair value exceeded its carrying value by approximately 93 percent. Accordingly, no impairment was warranted.

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

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 47

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

Under the long-term incentive plan, options can be issued to directors and employees of the Company. All outstanding options issued against the Company’s stock were fully vested and recognized to earnings as of December 31, 2017.

Due to the expiration of the Plan on February 8, 2018, A. H. Belo implemented, and shareholders approved, a new long-term incentive plan (the “2017 Plan”) under which an additional 8,000,000 shares of the Company’s Series A and Series B common stock are authorized for equity-based awards. Like its predecessor plan, awards under the 2017 Plan may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards, RSUs, performance shares, performance units or stock appreciation rights. No grants were made under the 2017 Plan as of December 31, 2017.

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

In 2012, the Company’s board of directors authorized the purchase of the A. H. Belo Series A or Series B common stock, for use other than retirement, through open market purchases, privately negotiated transactions or otherwise. In December 2015, the Company discontinued share repurchases. In the fourth quarter of 2017, the Company resumed open market stock repurchases under its prior board-authorized repurchase authority. Treasury stock acquired under the repurchase program is recorded at cost, reducing shareholders’ equity. The acquired shares are available for sale on the open market or for settlement of obligations related to its share-based awards.

Accumulated other comprehensive loss consists of actuarial gains and losses associated with the A. H. Belo Pension Plans (the “Pension Plans”) and other post-employment benefit (the “OPEB”) plans. The cumulative balances are amortized to earnings over the weighted average remaining life expectancy of the participants to the extent such balances exceed 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. The Company discloses amounts reclassified from accumulated other comprehensive loss to net income (loss) in Note 8 - Shareholders' Equity.

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

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 48

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

Segments.    The Company operates under two reportable segments. The Publishing segment includes the operating activities associated with the Company’s core print and digital operations associated with its newspapers, niche publications and related websites and apps.  The Marketing Services segment includes the operations of DMV Holdings, Speakeasy and digital advertising through Connect (programmatic advertising). This segment primarily includes sales of advertising delivered outside the Company’s news platforms, social media management services, and other marketing services designed to provide integrated solutions for optimizing businesses marketing challenges and opportunities.

Fair Value Measurements.   The Company’s financial instruments, including cash, cash equivalents, accounts receivable, interest receivable, accounts payable and amounts due to customers are carried at cost, which approximates its fair value because of the short-term nature of these instruments.

Recently Adopted Accounting Pronouncements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this standard in the third quarter of 2017. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

New Accounting Pronouncements.    The FASB issued the following accounting pronouncements and guidance which may be applicable to the Company but have not yet become effective.

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

The Company coordinated a team of key stakeholders to develop a bottom-up approach to analyze the impact of the new standard on its portfolio of contracts. The Company completed its assessment and the expected impact is a reduction in revenue of approximately $15,600 to $18,500 annually, primarily related to digital advertising revenue placed on third-party websites where the Company is acting as an agent under the new standard. Currently, such revenue is generally recorded gross, but under the new standard will be recorded net. There is no impact to opening retained earnings. All other lines of revenue were not materially impacted as a majority of revenue transactions are recognized when the product is delivered.

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). This update requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases. The liability will be equal to the present value of lease payments. The asset will generally be based on the liability. For income statement purposes, operating leases will result in straight-line expense and finance leases will result in expenses similar to current capital leases. The guidance also requires additional disclosures to enable users of financial

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 49

statements to understand the amount, timing and uncertainty of cash flows arising from leases. The guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and will be applied using the modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

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

The Publishing segment includes the Company’s core print and digital operations associated with its newspapers, niche publications and related websites and apps. These operations generate revenue from sales of advertising within its newspaper and digital platforms, subscription and retail sales of its newspapers, sponsorship advertising for events, commercial printing and distribution services, primarily related to national and regional newspapers, and preprint advertisers. Businesses within the Publishing segment leverage the production facilities, subscriber and advertiser base, and digital news platforms to provide additional contribution margin. The Company evaluates Publishing operations based on operating profit and cash flows from operating activities.

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

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 50

The tables below set forth summarized financial information for the Company’s reportable segments. Due to the first quarter 2017 reorganization of the Company’s two reportable segments, the prior year periods financial information by segment were recast for comparative purposes.

	Years Ended December 31,
	2017	2016	2015
		(Recast)	(Recast)
Revenue
Publishing	$217,347	$231,372	$254,047
Marketing Services	31,279	28,612	18,061
Total	$248,626	$259,984	$272,108

Operating Income (Loss)
Publishing	$(13,146)	$(26,592)	$(19,890)
Marketing Services	3,093	2,846	1,595
Total	$(10,053)	$(23,746)	$(18,295)

Noncash Expenses
Publishing
Depreciation	$10,300	$10,637	$11,401
Amortization	—	104	552
Asset impairments	3,344	22,682	—
Pension settlement	5,911	—	14,964
Total	$19,555	$33,423	$26,917

Marketing Services
Depreciation	$115	$76	$114
Amortization	799	802	797
Total	$914	$878	$911

	December 31,
	2017	2016
		(Recast)
Total Assets
Publishing	$137,409	$170,820
Marketing Services	25,439	21,911
Total	$162,848	$192,731

Note 3:  Acquisitions

On February 16, 2017, the Company acquired the remaining 30 percent voting interest in Speakeasy for a cash purchase price of $2,111, and on March 2, 2017, the Company acquired the remaining 20 percent voting interest in DMV Holdings for a cash purchase price of $7,120.

The initial purchase of 80 percent voting interest in DMV Holdings occurred in January 2015 for a cash purchase price of $14,110. DMV Digital Holdings Company holds all outstanding ownership interests of three Dallas-based businesses, Distribion, Inc., Vertical Nerve, Inc. and CDFX, LLC. These businesses specialize in local marketing automation, search engine marketing, and direct mail and promotional products, respectively. Transaction costs related to the initial purchase are a component of other production, distribution and operating costs and totaled $1,288. The estimated fair value of the acquired DMV Holdings businesses totaled $17,829, of which $2,548 was attributed to noncontrolling interests.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 51

The allocation of the purchase price for the initial purchase of 80 percent voting interest in DMV Holdings was completed in the fourth quarter of 2015 and is summarized as follows:

Estimated Fair Value
Working capital, net of acquired cash	$(80)
Property, plant and equipment	57
Other intangible assets	6,470
Goodwill	12,301
Deferred tax liability	(2,090)
$16,658

Operating results of the businesses acquired have been included in the Consolidated Statements of Operations from the acquisition date forward. Revenue from marketing services is recognized at the time services are delivered and upfront fees, if any, are recognized over the life of the contractual arrangement. Operating results for 2015, related to the acquired DMV Holdings businesses, included $10,138 of operating revenue, which included $1,137 of intercompany sales and a pretax income of $95 before adjusting for noncontrolling interests. Pro forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

These acquisitions complement the product and service offerings currently available to A. H. Belo clients, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market.

Pro-rata distributions.    In connection with the 2015 acquisition of 80 percent voting interest in DMV Holdings, the shareholder agreement provided for a pro-rata distribution of 50 percent and 100 percent of DMV Holdings’ free cash flow for fiscal years 2016 and 2015, respectively. Free cash flow is defined as earnings before interest, taxes, depreciation and amortization less capital expenditures, debt amortization and interest expense, as applicable. In 2017 and 2016, the Company recorded pro-rata distributions to noncontrolling interests of $163 and $264, respectively, in connection with this agreement based on 2016 and 2015 free cash flow as defined, respectively.

Redeemable noncontrolling interest.    Also, in connection with the 2015 acquisition of 80 percent voting interest in DMV Holdings, the Company entered into a shareholder agreement, which provided for a put option to a noncontrolling shareholder. The put option provided the shareholder with the right to require the Company to purchase up to 25 percent of the noncontrolling ownership interest in DMV Holdings between the second and third anniversaries of the agreement and up to 50 percent of the noncontrolling ownership interest in DMV Holdings between the fourth and fifth anniversaries of the agreement.

Redeemable noncontrolling interest was recorded at fair value on the acquisition date and the carrying value was adjusted each period for its share of the earnings related to DMV Holdings and for any distributions. The carrying value was also adjusted for the change in fair value, which was based on the estimated redemption value as of December 31, 2016. Adjustments were recorded to retained earnings or additional paid in capital, as applicable, and have no effect to earnings of the Company. In 2017 and 2016, redeemable noncontrolling interest was decreased by $61 and $99, respectively, for distributions related to the 2016 and 2015 free cash flow, respectively, as required under the shareholder agreement. Additionally, in 2016, redeemable noncontrolling interest was increased by $53 for its share of the DMV Holdings’ earnings and increased by $1,295 for the 2016 change in fair value.

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

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 52

Note 4: Goodwill and Intangible Assets

The table below sets forth goodwill and other intangible assets by reportable segment as of December 31, 2017 and 2016. Due to the first quarter 2017 reorganization of the Company’s two reportable segments, the prior year period financial information by segment was recast for comparative purposes; see Note 2 – Segment Reporting. The Company’s Publishing and Marketing Services segments each operate as a single reporting unit.

	December 31,
	2017	2016
		(Recast)
Goodwill
Publishing	$—	$228
Marketing Services	13,973	13,973
Total	$13,973	$14,201

Intangible Assets
Publishing
Cost	$—	$240
Accumulated Amortization	—	(240)
Net Carrying Value	$—	$—
Marketing Services
Cost	$6,470	$6,470
Accumulated Amortization	(2,397)	(1,598)
Net Carrying Value	$4,073	$4,872

In 2017, the Publishing segment’s fully amortized intangible assets of $240 of customer relationships were written-off and had no remaining useful life. Intangible assets consist of $4,950 of customer relationships with estimated useful lives of 10 years and $1,520 of developed technology with an estimated useful life of five years. Aggregate amortization expense was $799 and $906 for 2017 and 2016, respectively. Annual amortization expense for the next five years is expected to approximate $799 in 2018 and 2019, and $495 thereafter.

As a result of the first quarter 2017 segment reorganization,  certain goodwill and intangible assets previously reported in the Marketing Services segment were moved to the Publishing segment, which was fully impaired as of December 31, 2016. Therefore, the Company recorded a noncash goodwill impairment charge of $228 in the first quarter of 2017. In 2016, the Company recorded a noncash goodwill impairment charge of $22,682, fully impairing the Publishing reporting unit’s goodwill.

The Company tested the Marketing Services segment’s  goodwill for impairment as of December 31, 2017,  using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital, combined with a market approach using peer-based earnings multiples. The Company believes the use of a discounted cash flow approach, combined with the market approach, is the most reliable indicator of the estimated fair value of the business. Upon completion of the annual test, it was determined the Marketing Services reporting unit’s fair value exceeded its carrying value by approximately 93 percent. Accordingly, no impairment was warranted.

Note 5: Long-term Incentive Plan

A. H. Belo sponsors a long-term incentive plan (the “Plan”) under which 8,000,000 shares of the Company’s Series A and Series B common stock are authorized for equity-based awards. Awards may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards, restricted stock units (“RSUs”), performance shares, performance units or stock appreciation rights. In addition, stock options may be accompanied by full and limited stock appreciation rights. Rights and limited stock appreciation rights may also be issued without accompanying stock options. Awards under the Plan were also granted to holders of stock options issued by A. H. Belo’s former parent company in connection with the Company’s separation from its former parent in 2008. Due to the expiration of the Plan on February 8, 2018, A. H. Belo implemented, and shareholders approved, a new long-term incentive plan (the “2017 Plan”) under which an additional 8,000,000 shares of the Company’s Series A and Series B common stock are authorized for equity-based awards. Like its predecessor plan, awards under the 2017 Plan may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards, RSUs, performance shares, performance units or stock appreciation rights. No grants were made under the 2017 Plan as of December 31, 2017.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 53

Stock Options.    Stock options granted under the Plan are fully vested and exercisable. No options have been granted since 2009, and all compensation expense associated with stock options has been fully recognized as of December 31, 2017.

The table below sets forth a summary of stock option activity under the Plan.

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	114,979	$8.21
Canceled	(14,635)	20.16
Outstanding at December 31, 2017	100,344	6.46

As of December 31, 2017, the aggregate intrinsic value of outstanding options was $8 and the weighted average remaining contractual life of the Company’s stock options was less than one year. The aggregate intrinsic value of options exercised in 2016 and 2015 was $300 and $100, respectively.

Restricted Stock Units.    The Company’s RSUs have service and/or performance conditions and, subject to retirement eligibility, vest over a period of up to three years. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of up to three years. As of December 31, 2017, the liability for the portion of the awards to be redeemed in cash was $1,028.

The table below sets forth a summary of RSU activity under the Plan.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted Average Price on Date of Grant
Non-vested at December 31, 2016	121,131				$5.65
Granted	284,868				6.11
Vested and outstanding	(159,212)				5.71
Vested and issued	(22,734)	13,634	9,100	$57	6.90
Non-vested at December 31, 2017	224,053				6.07

In 2017, the Company issued 63,272 shares of Series A common stock and 42,189 shares were redeemed in cash for RSUs that were previously vested as of December 31, 2016. In addition, there were 290,825 and 237,074 RSUs that were vested and outstanding as of December 31, 2017 and 2016, respectively.

The fair value of RSU grants is determined using the closing trading price of the Company’s Series A common stock on the grant date. As of December 31, 2017,  unrecognized compensation expense related to the non-vested RSUs totaled $831, which is expected to be recognized over a weighted average period of 1.4 years.

Compensation Expense.   A. H. Belo recognizes compensation expense for awards granted under the Plan over the vesting period of the award. Compensation expense related to RSUs granted under the Plan is set forth in the table below.

Years Ended December 31,	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
2017	$944	$654	$1,598
2016	640	580	1,220
2015	605	(349)	256

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 54

Note 6: Income Taxes

The table below sets forth the income tax benefit related to continuing operations.

	Years Ended December 31,
	2017	2016	2015
Current
Federal	$(2,018)	$(2,431)	$(1,726)
State	1,113	1,205	1,729
Total current	(905)	(1,226)	3
Deferred
Federal	8,723	1,514	(3,988)
State	(7)	(26)	(389)
Total deferred	8,716	1,488	(4,377)
Valuation Allowance	(14,071)	(2,534)	2,804
Income Tax Benefit	$(6,260)	$(2,272)	$(1,570)

The table below reconciles the income tax benefit for continuing operations computed by applying the applicable United States federal income tax rate to the tax benefit computed at the effective income tax rate.

	Years Ended December 31,
	2017	2016	2015
Computed expected income tax provision (benefit)	$1,362	$(7,312)	$(6,917)
State income tax (net of federal benefit)	698	757	780
Valuation allowance	(14,071)	(2,534)	2,804
Federal tax reform - deferred rate change	3,570	—	—
Goodwill impairment	63	6,266	—
Nondeductible expenses	(3,454)	249	493
Uncertain tax position reserve	2,555	(7)	244
Noncontrolling interests	(5)	(40)	133
Other	3,022	349	893
Income tax benefit	$(6,260)	$(2,272)	$(1,570)
Effective income tax rate	(160.5)%	10.6%	7.9%

A tax benefit of $6,260 was recorded in 2017.  The benefit was primarily due to deductions associated with the voluntary pension contribution of $20,000, partial release of the valuation allowance and a capital loss on the sale of the Denton Record-Chronicle, of which a portion will be carried back to 2014 for federal income tax purposes. These deductions offset taxable income that resulted from the sale of the Company’s three properties in downtown Dallas, Texas.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

As of December 31, 2017, the Company has completed its accounting for the tax effects of enactment of the 2017 Tax Act, which is reflected in the Company’s 2017 consolidated financial statements. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $3,570 decrease in income tax benefit for the year ended December 31, 2017.

A tax benefit of $2,272 was recorded in 2016. The benefit was primarily due to deductions associated with capital losses on the sale of certain investments, which were carried back to 2014 for federal income tax purposes.

A tax benefit of $1,570 was recorded in 2015. The benefit was primarily derived from $2,090 of deferred tax liabilities assumed in the acquisition of DMV Holdings, which reduced the amount of valuation allowance that would have otherwise been required. A receivable was recorded in prepaid and other assets as of December 31, 2015, for federal net operating losses of $3,066 generated in 2015.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 55

The Company made income tax payments, net of refunds, of $583 and $(906) in 2017 and 2016, respectively.  Federal tax benefit recognized in 2017 of $4,073 was recorded within current assets on the Company's Consolidated Balance Sheet as of December 31, 2017. This tax benefit is the result of the sale of the Denton Record-Chronicle in the fourth quarter of 2017. Tax benefits recognized in 2016 were carried back against taxes paid in 2014 for a refund of $3,210 to be received in 2018, which is the result of a tax benefit from the abandonment of the Company's ownership interest in Wanderful and the sale of the Company's equity investment in Homesnap, Inc. in the fourth quarter of 2016. Tax benefits recognized in 2015 were carried back against taxes paid in 2014 for a refund of $2,930 received in 2016.

In accordance with realization requirements of ASC Topic 718,  Stock Compensation, the tax liability and additional paid in capital were reduced in 2015 by $557, for the value of equity compensation in excess of the compensation expense recognized. These deductions were not available to the Company prior to 2014 due to the net operating loss assets.

The table below sets forth the significant components of the Company’s deferred tax liabilities and assets.

	December 31,
	2017	2016
Deferred Tax Assets (Liabilities)
Defined benefit plans	$4,838	$19,195
Investments	210	659
Tax depreciation less than book depreciation	1,576	4,171
Expenses deductible for tax purposes in a year different from the year accrued	644	805
Deferred compensation and benefits	553	756
Tax amortization in excess of book amortization	(368)	(848)
State taxes	68	106
Federal net operating loss carryforward	4,260	—
Other	482	739
Total	12,263	25,583
Valuation allowance for deferred tax assets	(6,908)	(25,583)
Net Deferred Tax Assets	$5,355	$—

The presentation of net deferred tax assets and liabilities for each jurisdiction are presented as noncurrent within the Company’s Consolidated Balance Sheets. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The Company recognizes a valuation allowance for deferred tax assets when it is more-likely-than-not that these assets will not be realized. In making this determination, all positive and negative evidence is considered, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income and taxable income in prior carryback years. In 2017, it was determined the net operating loss carryforward of $4,260, generated in 2017, was realizable and the Company recorded a deferred tax asset. Additionally in 2017, a reduction of $1,095 was recorded to the valuation allowance to account for other deferred tax assets that were determined to be realizable.

Uncertain tax positions are evaluated and a liability is recognized for the tax benefit associated with uncertain positions only if it is more-likely-than-not that the positions will not be sustained upon examination by taxing authorities, based on the technical merits of the positions. The Company assesses its filing positions in all significant jurisdictions where it is required to file income tax returns for all open tax years. The Company’s federal income tax returns for the years subsequent to December 31, 2014, remain subject to examination, and income tax returns in major state income tax jurisdictions where the Company operates remain subject to examination for various periods subsequent to December 31, 2013. Additionally, the December 2014 return was amended in 2016, extending the statute of limitations associated with the 2014 filing. The Company has recorded a reserve for the tax benefit related to uncertain state tax positions existing as of December 31, 2017.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 56

The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit.

2017
Balance at January 1	$237
Decrease related to zero change audit	(24)
Increase related to prior year tax positions	4
Decrease related to settlement	(35)
Increase related to current year tax positions	2,575
Balance at December 31	$2,757

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

The Company was not required to make contributions to the A. H. Belo Pension Plans in 2017, 2016 and 2015 under the applicable tax and labor laws governing pension plan funding. In 2017, the Company made a voluntary contribution of $20,000 to the Pension Plans and using the contribution, in addition to liquidating $23,391 of plan assets, transferred $43,391 of pension liabilities to an insurance company. As a result of this de-risking action, the Company reduced the number of participants in the Pension Plans by 796, or 36 percent. A charge to pension expense of $5,911 in 2017, was recorded to reflect the amortization of losses in accumulated other comprehensive loss associated with this transaction. In addition, the projected benefit obligation was remeasured as of September 30, 2017, which resulted in an actuarial gain of $3,648 that was recorded to other comprehensive income (loss) in 2017; see Note 8 – Shareholders’ Equity. This transaction occurred on September 20, 2017, but the Company elected to use the measurement date practical expedient, allowing the Company to use September 30, 2017, as the alternative measurement date. No material transactions or changes in market conditions occurred between the transaction date and the alternative measurement date.

In 2015, the Company implemented a de-risking strategy whereby voluntary and mandatory lump-sum payments to participants may be made to decrease future benefit obligations. As part of this strategy, payments of $100,877 were made in 2015 to approximately 1,000 participants. The lump-sum payments resulted in a favorable settlement of the projected benefit obligations of approximately $5,000 in 2015. A charge to pension expense for $14,964 in 2015 was recorded to reflect the amortization of losses in accumulated other comprehensive loss associated with these settlements. The obligations were funded through the Pension Plans’ master trust account and are a component of benefit payments.

The Company will continue to evaluate the feasibility of additional de-risking strategies based on the economic benefits to the Company.

Actuarial gains (losses) of $8,005,  $(884) and $2,540 were recorded to other comprehensive income (loss) in 2017,  2016 and 2015, respectively; see Note 8 - Shareholders' Equity for information on amounts recorded to accumulated other comprehensive loss.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 57

The table below sets forth summarized financial information about the A. H. Belo Pension Plans.

	2017	2016
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$259,025	$262,027
Interest cost	9,051	10,098
Actuarial (gain) loss	9,214	1,368
Benefit payments	(14,264)	(14,468)
Annuity purchase	(43,391)	—
Projected benefit obligation at end of year	219,635	259,025
Change in Plan Assets
Fair value of plan assets at beginning of year	204,182	204,581
Return on plan assets	30,070	14,069
Employer contributions	20,000	—
Benefit payments	(14,264)	(14,468)
Annuity purchase	(43,391)	—
Fair value of plan assets at end of year	196,597	204,182
Funded Status	$(23,038)	$(54,843)
Amounts Recorded on the Balance Sheet
Noncurrent liability - accrued benefit cost	$23,038	$54,843
Accumulated Benefit Obligation	$219,635	$259,025

Net Periodic Pension Expense (Benefit)

The projected benefit obligations of the A. H. Belo Pension Plans are estimated using the Citigroup Pension Yield Curve, which is based upon a portfolio of high quality corporate debt securities with maturities that correlate to the timing of benefit payments to the Pension Plans’ participants. Future benefit payments are discounted to their present value at the appropriate yield curve discount rate to determine the projected benefit obligation outstanding at each year end. The yield curve discount rates as of December 31, 2017 and 2016,  were 3.4 percent and 3.8 percent, respectively.

Interest expense included in net periodic pension expense (benefit) is based on the Citigroup Pension Yield Curve established at the beginning of the fiscal year. The beginning of year yield curve discount rate for 2017 was 3.8 percent. Due to the 2017 de-risking action, a settlement charge was triggered as of September 30, 2017. Net periodic benefit cost for the fourth quarter of 2017 and the settlement charge were determined using a yield curve discount rate of 3.5 percent. Interest expense for 2016 and 2015 was determined using beginning of year yield curve discount rate of 4.0 percent.

The Company assumed a  6.5 percent long-term return on the Pension Plans’ assets in 2017,  2016 and 2015. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans. Investment strategies for the Pension Plans’ assets are based upon factors such as the remaining life expectancy of participants and market risks.

The table below sets forth components of net periodic pension expense (benefit) for 2017,  2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
Interest cost	$9,051	$10,098	$14,161
Expected return on plans' assets	(12,851)	(13,585)	(20,033)
Amortization of actuarial loss	387	45	1,252
Recognized settlement loss	5,911	—	14,964
Net periodic pension expense (benefit)	$2,498	$(3,442)	$10,344

Plan Assets

The Company is responsible for directing the investment strategies of the A. H. Belo Pension Plans’ assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risks. The long-term targeted allocation of the Pension Plans’ assets invested in equity securities and fixed income securities is 50.0 percent and 50.0 percent, respectively. These targets are determined by matching the actuarial projections of the Pension Plans’ future liabilities and benefit payments with the expected long-term rates of return on assets and expected market risks. Investment risk is continuously monitored and Pension Plans’ assets are rebalanced to target allocations to meet the Company’s strategy and the Pension

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 58

Plans’ liquidity needs. At December 31, 2017, the Pension Plans’ investments in equity securities and fixed income securities accounted for 47.7 percent and 52.3 percent of the total noncash holdings, respectively.

The table below sets forth the A. H. Belo Pension Plans’ assets at fair value as of December 31, 2017 and 2016, with inputs used to develop fair value measurements.

	Fair Value Measurements Using
	Total		Quoted Price in Active Markets for Identical Assets (Level I)		Significant Other Observable Inputs (Level II)		Significant Unobservable Inputs (Level III)
Description	2017	2016	2017	2016	2017	2016	2017	2016
Cash and Money Market Funds	$2,215	$1,865	$2,215	$1,865	$—	$—	$—	$—
Equity Funds
U.S. equity securities	57,819	58,645	—	—	57,819	58,645	—	—
International equity securities	34,988	32,079	10,559	10,824	24,429	21,255	—	—
Fixed Income Funds
Domestic corporate and government debt securities	49,480	52,136	—	—	49,480	52,136	—	—
Domestic corporate debt securities	44,305	51,768	—	—	44,305	51,768	—	—
International corporate and government debt securities	7,790	7,689	—	—	7,790	7,689	—	—
Total	$196,597	$204,182	$12,774	$12,689	$183,823	$191,493	$—	$—

Inputs and valuation techniques used to measure the fair value of Pension Plans’ assets vary according to the type of asset being valued. Cash and money market funds, as well as exchange traded funds, are designated as Level I. Remaining equity securities and fixed income securities represent units of commingled pooled funds and fair values are based on net asset value (“NAV”) of the units of the fund determined by the fund manager. Commingled pooled funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors than retail mutual funds. As commingled pooled funds are typically only accessible by institutional investors, the NAV is not readily observable by non-institutional investors. Equity securities held through units in these funds are monitored as to issuer and industry. As of December 31, 2017, there were no significant concentrations of equity or debt securities in any single issuer or industry.

Other

The table below sets forth the Company’s expected future benefit payments as of December 31, 2017.

Payment year	Expected Benefit Payments
2018	$12,985
2019	13,121
2020	13,142
2021	13,178
2022	13,281
2023-2027	65,533

The Company expects to make no required contributions to the A. H. Belo Pension Plans in 2018.

Other defined benefit plans   A. H. Belo also sponsors other post-employment benefit (the “OPEB”) plans, which provide health and life insurance benefits for certain retired employees. These plans were frozen subsequent to the separation from the Company’s former parent company and no future benefits accrue. The Company recorded a liability of $1,185 and $1,342 related to the OPEB plans as of December 31, 2017 and 2016, respectively. A net periodic cost (benefit)  of $(37),  $(43) and $13 in 2017,  2016 and 2015, respectively, was recorded to employee compensation and benefits. The net benefit primarily represents amortization of actuarial gains (losses) and prior service costs, offset by interest expense associated with the actuarial liability. Actuarial gains of $146,  $74 and $202 were recorded to other comprehensive income (loss) in 2017,  2016 and 2015, respectively; see Note 8 - Shareholders' Equity.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 59

Defined Contribution Plans.   The A. H. Belo Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation on a per-pay-period basis. The Company recorded expense of $871,  $977 and $1,013 in 2017,  2016 and 2015, respectively, for matching contributions to the Savings Plan.

Note 8:  Shareholders’ Equity

Dividends.   On October 27, 2017, the Company’s board of directors declared a special, one-time cash dividend of $0.14 per share to shareholders of record and holders of RSUs as of the close of business on November 9, 2017, which was paid on December 1, 2017, returning $3,106 to shareholders and holders of RSUs. On December 7, 2017, the Company’s board of directors declared  an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on February 9, 2018,  payable on March 2, 2018.  As of December 31, 2017, the Company recorded $1,774 to accrue for dividends declared but not yet paid. Dividends paid in 2015 included a special dividend of $2.25 per share, declared and recorded in 2014, returning $50,148 to shareholders and holders of RSUs.

On March 1, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.08 per share, payable on June 1, 2018, to shareholders of record and holders of RSUs at the close of business on May 11, 2018.

Treasury Stock.   The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. A total of 2,500,000 shares were authorized under the program. In December 2015, the Company discontinued share repurchases.  In the fourth quarter of 2017, the Company resumed open market stock repurchases under its prior board-authorized repurchase authority and purchased 14,080 shares of its Series A common stock at a total cost of $69. In 2015, the Company purchased 472,245 shares of its Series A common stock at a total cost of $3,146 under its share repurchase program.

Accumulated Other Comprehensive Loss.   Accumulated other comprehensive loss consists of actuarial gains and losses attributable to the A. H. Belo Pension Plans, gains and losses resulting from Pension Plans’ amendments and other actuarial experience attributable to OPEB plans. The Company records amortization of the components of accumulated other comprehensive loss in employee compensation and benefits in its Consolidated Statements of Operations. Gains and losses associated with the A. H. Belo Pension Plans are amortized over the weighted average remaining life expectancy of the Pension Plans’ participants. Gains and losses associated with the Company’s OPEB plans are amortized over the average remaining service period of active OPEB plans’ participants. In 2018, the Company anticipates amortizing $631 of net losses in accumulated other comprehensive loss related to its defined benefit Pension Plans and OPEB plans. Deferred tax assets related to amounts recorded in accumulated other comprehensive loss in 2017 and 2016 are fully reserved; see Note 6 - Income Taxes.

The table below sets forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	2017			2016
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(39,308)	$(39,737)	$429	$(38,442)	$(38,898)	$456
Actuarial gains (losses)	8,151	8,005	146	(810)	(884)	74
Amortization	6,225	6,298	(73)	(56)	45	(101)
Balance, end of period	$(24,932)	$(25,434)	$502	$(39,308)	$(39,737)	$429

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 60

Note 9: Earnings Per Share

The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Years Ended December 31,
	2017	2016	2015
Earnings (Numerator)
Net income (loss) attributable to A. H. Belo Corporation	$10,161	$(19,310)	$(17,842)
Less: Loss from divestiture of discontinued operations	—	—	(63)
Less: Dividends to participating securities	120	140	115
Net income (loss) available to common shareholders from continuing operations	$10,041	$(19,450)	$(17,894)

Shares (Denominator)
Weighted average common shares outstanding (basic)	21,721,497	21,620,539	21,408,940
Effect of dilutive securities	1,505	—	—
Adjusted weighted average shares outstanding (diluted)	21,723,002	21,620,539	21,408,940

Earnings Per Share from Continuing Operations
Basic and diluted	$0.46	$(0.90)	$(0.84)

Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 –  Earnings Per Share.

The Company considers outstanding stock options and RSUs in the calculation of earnings per share. A total of 612,222, 473,184 and 576,577 options and RSUs outstanding as of December 31, 2017,  2016 and 2015, respectively, were excluded from the calculation because the effect was anti-dilutive.

Note 10: Commitments and Contingencies

As of December 31, 2017, the Company had contractual obligations for capital expenditures and operating leases, primarily for office space and other distribution centers.

The table below sets forth the summarized commitments of the Company as of December 31, 2017.

	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease commitments	$42,995	$3,190	$4,421	$3,589	$3,436	$3,342	$25,017
Capital commitments	155	155	—	—	—	—	—
Total commitments	$43,150	$3,345	$4,421	$3,589	$3,436	$3,342	$25,017

In December 2017, AHC Dallas Properties, LLC, a wholly-owned subsidiary of the Company, assumed a 12-year lease agreement for office space that serves as the headquarters of the Denton Record-Chronicle. In connection with the sale of Denton Publishing Company, owner of the Denton Record-Chronicle, to Denton Media Company, Inc., the Company entered into a sublease with Denton Publishing Company for a term ending on July 30, 2023; see Note 12 – Sales of Assets and Other Dispositions.

In December 2016, the Dallas Morning News, Inc., a wholly-owned subsidiary of the Company, entered into a 16-year lease agreement for office space for the Company’s new corporate headquarters. The Company recognizes rent expense on a straight-line basis. Per the amended lease agreement, rent payments will begin in November 2018.

Total lease expense for property and equipment was $3,085,  $1,988 and $1,856 in 2017,  2016 and 2015, respectively.

The Company funds the A. H. Belo Pension Plans to meet or exceed statutory requirements and currently expects to make no required contributions to these plans in 2018; see Note 7 - Pension and Other Retirement Plans.

From time to time, the Company is involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. Management routinely assesses the likelihood of adverse judgments or outcomes in these matters, as well as the ranges of probable

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 61

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

Note 11:  Supplemental Cash Flow Data

The table below sets forth supplemental disclosures related to the Company’s Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2017	2016	2015
Income tax paid, net (refund)	$583	$(906)	$11,613
Noncash investing and financing activities:
Investments in property, plant and equipment payable	1,140	1,203	—
Dividends payable	1,774	1,763	—
Receivable for asset sales proceeds	—	1,000	—
Noncash contributions from noncontrolling interests	—	—	1,210

Note 12: Sales of Assets and Other Dispositions

Sales of Assets.    Assets held for sale include long-lived assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale. In the fourth quarter of 2017, the Company determined real estate assets in downtown Dallas, Texas, previously used as the corporate headquarters, will be made available for sale. In addition, it was determined some of the assets on the property will not remain and will not be included in the sale. These assets, with a total carrying value of $3,116, were impaired as of December 31, 2017, as they are no longer in use. Assets on the property that will remain and be part of the sale, with a total carrying value of $1,089, are reported as assets held for sale as of December 31, 2017.

In the second quarter of 2017, the Company announced that three parcels of land located in downtown Dallas, Texas were available for sale. On September 22, 2017, the Company completed the sale of one parcel of land and received net cash proceeds of $8,252, generating a gain of approximately $5,000, included in other income (expense), net in the Consolidated Statements of Operations. On October 19, 2017, the Company completed the sale of the remaining two parcels of land and received net cash proceeds of $13,048, generating a gain of approximately $7,500,  included in other income (expense), net.

In December 2016, the Company completed the sale of land, in Providence, Rhode Island and received net cash proceeds of $921 and a $1,000 three-year note receivable upon closing of the transaction, generating a loss of $216. Additionally, the Company completed the sale of a parking lot located in downtown Dallas, Texas. The Company received net cash proceeds of $4,458, generating a gain of $1,842.

In 2015, the Company completed the sale of land and a building, which served as the headquarters of The Providence Journal. The Company received net proceeds of $6,119 upon closing of the transaction, generating a loss of $265, which was offset by $328 of returned escrow received in 2016. The Company demolished existing structures on an additional property in Providence, Rhode Island, at a cost of $251.

Other Dispositions.    On December 31, 2017, the Company completed the sale of the outstanding capital stock of the Denton Publishing Company, owner of the Denton Record-Chronicle, to Denton Media Company, Inc. (the “purchaser”). The business did not meet the requirements of a discontinued operation; therefore, all financial results are included in continuing operations. Prior to the disposition, the Denton Record-Chronicle was included in the Publishing segment results. The Company recorded a loss of $260, included in other income (expense), net.

The Company entered into multi-year agreements with the purchaser, effective January 1, 2018, including an advertising services reseller agreement, printing,  distribution and content services agreements. The Company also entered into an agreement to provide transition services to the purchaser through June 30, 2018.  In connection with the sale,  the Company entered into a sublease with Denton Publishing Company for a term ending on July 30, 2023.  Since the Company is no longer the tenant, the Company recorded a loss of $589, included in other income (expense), net, for the Company’s remaining obligation after the term of the sublease ends.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 62

Note 13:  Quarterly Results of Operations (Unaudited)

The table below sets forth a summary of the unaudited consolidated quarterly results of operations for 2017 and 2016.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2017	2016	2017	2016	2017	2016	2017	2016
Net operating revenue	$60,901	$62,483	$63,089	$66,626	$60,559	$64,780	$64,077	$66,095
Operating income (loss)	(4,135)	(1,781)	(419)	2,659	(5,049)	(489)	(450)	(24,135)
Income (loss) from continuing operations	(4,430)	(593)	(805)	674	2,580	(452)	12,816	(18,809)
Net income (loss) attributable to A. H. Belo Corporation	(4,430)	(632)	(805)	693	2,580	(497)	12,816	(18,874)

Per Share Basis
Net income (loss) attributable to A. H. Belo Corporation
Basic and diluted	$(0.21)	$(0.03)	$(0.04)	$0.03	$0.12	$(0.02)	$0.58	$(0.87)

The following are significant activities in 2017:

•

During the third quarter of 2017, the Company recorded a charge to pension expense of $5,911 related to the Company’s de-risking efforts and a gain of approximately $5,000 on the sale of real estate; see Note 7 – Pension and Other Retirement Plans and Note 12 – Sales of Assets and Other Dispositions.

•

During the fourth quarter of 2017, the Company recorded an income tax benefit of $6,521  a gain of approximately $7,500 on the sale of real estate and $3,116 of asset impairments; see Note 6 – Income Taxes and Note 12 – Sales of Assets and Other Dispositions.

The following are significant activities in 2016:

•	During the fourth quarter of 2016, the Company recorded a noncash goodwill impairment charge of $22,682 related to the Company’s Publishing reporting unit; see Note 4 – Goodwill and Intangible Assets.

Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

A. H. Belo Corporation 2017 Annual Report on Form 10-K	PAGE 63