Form 10-Q
period 2018-03-31
A. H. Belo Corp
filed 2018-05-02
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	April 30, 2018
Common Stock, $.01 par value	21,711,319

Total Common Stock consists of 19,241,684 shares of Series A Common Stock and 2,469,635 shares of Series B Common Stock.

A. H. BELO CORPORATION

FORM 10-Q

A. H. Belo Corporation First Quarter 2018 on Form 10-Q

PART I

Item 1.  Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
In thousands, except share and per share amounts (unaudited)	2018	2017
Net Operating Revenue:
Advertising and marketing services	$25,741	$35,204
Circulation	17,747	19,166
Printing, distribution and other	5,965	6,531
Total net operating revenue	49,453	60,901
Operating Costs and Expense:
Employee compensation and benefits	24,672	28,734
Other production, distribution and operating costs	23,014	28,326
Newsprint, ink and other supplies	5,311	5,901
Depreciation	2,473	2,506
Amortization	200	200
Asset impairments	—	228
Total operating costs and expense	55,670	65,895
Operating loss	(6,217)	(4,994)
Other income, net	888	522
Loss Before Income Taxes	(5,329)	(4,472)
Income tax benefit	(1,315)	(42)
Net Loss	$(4,014)	$(4,430)

Per Share Basis
Net loss
Basic and diluted	$(0.19)	$(0.21)
Number of common shares used in the per share calculation:
Basic and diluted	21,716,419	21,690,371

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     3

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
In thousands (unaudited)	2018	2017
Net Loss	$(4,014)	$(4,430)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	158	57
Total other comprehensive income, net of tax	158	57
Total Comprehensive Loss	$(3,856)	$(4,373)

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     4

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
In thousands, except share amounts (unaudited)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$53,975	$57,660
Accounts receivable (net of allowance of $847 and $1,055 at March 31, 2018 and December 31, 2017, respectively)	20,450	26,740
Inventories	4,027	3,171
Prepaids and other current assets	14,356	13,734
Assets held for sale	1,089	1,089
Total current assets	93,897	102,394
Property, plant and equipment, at cost	419,978	418,730
Less accumulated depreciation	(389,437)	(387,024)
Property, plant and equipment, net	30,541	31,706
Intangible assets, net	3,873	4,073
Goodwill	13,973	13,973
Deferred income taxes, net	6,974	5,355
Other assets	4,575	5,347
Total assets	$153,833	$162,848
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,737	$10,303
Accrued compensation and benefits	6,278	8,243
Other accrued expense	6,407	4,275
Advance subscription payments	12,233	11,670
Total current liabilities	32,655	34,491
Long-term pension liabilities	21,941	23,038
Other post-employment benefits	1,175	2,052
Other liabilities	5,938	5,568
Total liabilities	61,709	65,149
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,817,514 and 20,700,292 shares at March 31, 2018 and December 31, 2017, respectively	209	208
Series B: issued 2,469,635 and 2,469,755 shares at March 31, 2018 and December 31, 2017, respectively	24	24
Treasury stock, Series A, at cost; 1,539,739 and 1,430,961 shares held at March 31, 2018 and December 31, 2017, respectively	(11,857)	(11,302)
Additional paid-in capital	495,605	494,989
Accumulated other comprehensive loss	(24,774)	(24,932)
Accumulated deficit	(367,083)	(361,288)
Total shareholders’ equity	92,124	97,699
Total liabilities and shareholders’ equity	$153,833	$162,848

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     5

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2016	20,620,461	2,472,680	$231	$499,552	(1,416,881)	$(11,233)	$(39,308)	$(361,324)	$1,234	$89,152
Net loss	—	—	—	—	—	—	—	(4,430)	—	(4,430)
Other comprehensive income	—	—	—	—	—	—	57	—	—	57
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(118)	(118)
Issuance of shares for restricted stock units	55,206	—	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	—	441	—	—	—	—	—	441
Purchases of noncontrolling interests				(5,506)					(1,116)	(6,622)
Dividends	—	—	—	—	—	—	—	(1,777)	—	(1,777)
Balance at March 31, 2017	20,675,667	2,472,680	$232	$494,486	(1,416,881)	$(11,233)	$(39,251)	$(367,531)	$—	$76,703
Balance at December 31, 2017	20,700,292	2,469,755	$232	$494,989	(1,430,961)	$(11,302)	$(24,932)	$(361,288)	$—	$97,699
Net loss	—	—	—	—	—	—	—	(4,014)	—	(4,014)
Other comprehensive income	—	—	—	—	—	—	158	—	—	158
Treasury stock purchases	—	—	—	—	(108,778)	(555)	—	—	—	(555)
Issuance of shares for restricted stock units	117,102	—	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	—	617	—	—	—	—	—	617
Conversion of Series B to Series A	120	(120)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(1,781)	—	(1,781)
Balance at March 31, 2018	20,817,514	2,469,635	$233	$495,605	(1,539,739)	$(11,857)	$(24,774)	$(367,083)	$—	$92,124

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     6

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands (unaudited)	2018	2017
Operating Activities
Net loss	$(4,014)	$(4,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,673	2,706
Net periodic pension and other post-employment benefit	(930)	(859)
Share-based compensation	617	441
Deferred income taxes	(1,619)	—
Loss on disposal of fixed assets	186	—
Asset impairments	—	228
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	6,290	3,590
Inventories, prepaids and other current assets	(1,478)	(1,829)
Other assets	772	(133)
Accounts payable	(2,566)	2,514
Compensation and benefit obligations	(2,089)	(1,902)
Other accrued expenses	3,428	178
Advance subscription payments	563	548
Other post-employment benefits	(886)	(15)
Net cash provided by operating activities	947	1,037
Investing Activities
Purchases of assets	(2,307)	(852)
Net cash used for investing activities	(2,307)	(852)
Financing Activities
Purchases of noncontrolling interests	—	(9,231)
Dividends paid	(1,770)	(1,763)
Distributions to noncontrolling interests	—	(57)
Purchases of treasury stock	(555)	—
Net cash used for financing activities	(2,325)	(11,051)
Net decrease in cash and cash equivalents	(3,685)	(10,866)
Cash and cash equivalents, beginning of period	57,660	80,071
Cash and cash equivalents, end of period	$53,975	$69,205

Supplemental Disclosures
Income tax paid, net (refund)	$(300)	$(127)
Noncash investing and financing activities:
Investments in property, plant and equipment payable	327	680
Dividends payable	1,785	1,777
Distributions to noncontrolling interests payable	—	122

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     7

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

Basis of Presentation.     The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in the Company’s opinion, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

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

Recently Adopted Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers (Topic 606). This guidance prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The core principle contemplated by this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Since May 2014, the FASB issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, noncash considerations, contract modifications, and completed contracts at transition. The new guidance will supersede virtually all existing revenue guidance under GAAP and is effective for fiscal years beginning after December 31, 2017. There are two transition options available to entities, the full retrospective approach, in which the Company would restate prior periods, or the modified retrospective approach. The Company adopted ASU 2014-09 using the modified retrospective approach as of January 1, 2018;  see Note 3 – Revenue.

In March 2017, the FASB issued ASU 2017-07 – Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update clarifies the presentation and classification of the components of net periodic benefit cost in the Consolidated Statement of Operations. Specifically, this standard requires the service cost component of net periodic benefit cost to be recorded in the same income statement line as other employee compensation costs and all other components of net periodic benefit cost must be presented as non-operating items. The Company adopted this standard retrospectively as of January 1, 2018. The Company’s defined benefit plans have been frozen, so the Company is no longer incurring service costs related to the plans. Therefore, the entire net periodic pension and other post-employment expense (benefit) will be presented in the Consolidated Statements of Operations in non-operating income (expense).

As a result of adopting this guidance, total operating costs and expense increased $930 and $859 for the three months ended March 31, 2018 and 2017, respectively, with the offsetting change recorded to non-operating income (expense). There was no impact to net income (loss), retained earnings and earnings per share for both years.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     8

New Accounting Pronouncements.    The FASB issued the following accounting pronouncements and guidance, which may be applicable to the Company but have not yet become effective.

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

Note 2:  Segment Reporting

The Company identified two reportable segments based on reporting structure and the go-to-market for the Company’s service and product offerings. The two reportable segments are Publishing and Marketing Services.

The Publishing segment includes the Company’s core print and digital operations associated with its newspapers, niche publications and related websites and apps. These operations generate revenue from sales of advertising within its newspaper and digital platforms, subscription and retail sales of its newspapers, commercial printing and distribution services, primarily related to national and regional newspapers, and preprint advertisers. Businesses within the Publishing segment leverage the production facilities, subscriber and advertiser base, and digital news platforms to provide additional contribution margin. The Company evaluates Publishing operations based on operating profit and cash flows from operating activities.

The Marketing Services segment includes the operations of DMV Digital Holdings Company (“DMV Holdings”),  Your Speakeasy, LLC (“Speakeasy”) and digital advertising through Connect (programmatic advertising). The Company operates this integrated portfolio of assets within its Marketing Services segment as separate businesses that sell digital marketing and advertising through different channels, including programmatic advertising and content marketing within the social media environment.

Based on the organization of the Company’s structure and organizational chart, we believe the Company’s chief operating decision makers (the “CODMs”) are its Chief Executive Officer, Jim Moroney, and Grant Moise, Executive Vice President of A. H. Belo Corporation and  Publisher and President of The Dallas Morning News. The CODMs allocate resources and capital to the Publishing and Marketing Services segments at the segment level.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     9

The tables below set forth summarized financial information for the Company’s reportable segments.

	Three Months Ended March 31,
	2018	2017
Revenue
Publishing	$44,010	$53,491
Marketing Services	5,443	7,410
Total	$49,453	$60,901

Operating Income (Loss)
Publishing	$(6,135)	$(5,584)
Marketing Services	(82)	590
Total	$(6,217)	$(4,994)

Noncash Expenses
Publishing
Depreciation	$2,436	$2,491
Asset impairments	—	228
Total	$2,436	$2,719

Marketing Services
Depreciation	$37	$15
Amortization	200	200
Total	$237	$215

	March 31,	December 31,
	2018	2017
Total Assets
Publishing	$124,758	$137,409
Marketing Services	29,075	25,439
Total	$153,833	$162,848

Net periodic pension and other post-employment expense (benefit) is now included in non-operating income (expense) in the Consolidated Statements of Operations; see Note 1 – Basis of Presentation and Recently Issued Accounting Standards.  As a result of adopting the new retirement benefits guidance, Publishing operating costs and operating loss increased by $930 and $859 for the three months ended March 31, 2018 and 2017, respectively.

Note 3:  Revenue

Adoption of ASU 2014-09 – Revenue from Contracts with Customers (Topic 606)

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented in accordance with the new guidance under ASU 2014-09, while prior period amounts are not restated.

The table below sets forth the impact on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2018, due to the adoption of the new revenue guidance.  There was no impact to opening retained earnings.

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption	Effect of Change (Decrease)
Revenue
Advertising and marketing services	$25,741	$28,594	$(2,853)
Circulation	17,747	18,005	(258)

Expenses
Other production, distribution and operating costs	$23,014	$26,125	$(3,111)

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     10

The primary impact was to advertising and marketing services revenue, related to digital advertising placed on third-party websites where the Company acted as an agent under the new standard. Prior to adoption, such revenue was generally recorded gross, but under the new standard this revenue is recorded net. The impact to circulation revenue is related to home delivery subscriptions where the Company recorded revenue for the grace period of newspapers delivered after a subscription expires. Prior to adoption, any non-payment of grace was recorded as bad debt expense, but under the new standard this is considered variable consideration and revenue is reduced for the non-payment.

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. This occurs when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales tax collected concurrent with revenue-producing activities are excluded from revenue.

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

The table below sets forth revenue disaggregated by revenue source. As stated above, prior period amounts have not been restated under the modified retrospective approach.

	Three Months Ended March 31,
	2018	2017
Advertising revenue	$20,298	$27,794
Digital services	4,087	6,282
Other services	1,356	1,128
Advertising and marketing services	25,741	35,204
Circulation	17,747	19,166
Printing, distribution and other	5,965	6,531
Total Revenue	$49,453	$60,901

Advertising and Marketing Services Revenue

Advertising revenue, included in the Publishing segment results, is generated by selling print and digital advertising products. Print advertising revenue represents sales of advertising space within the Company’s core and niche newspapers, as well as preprinted advertisements inserted into the Company’s core newspapers and niche publications or distributed to non-subscribers through the mail. Digital advertising is generated by selling banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com, online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package and sales of online automotive classifieds on the cars.com platform.

Digital services and other services revenues are included in the Marketing Services segment results. Digital services revenue includes targeted and multi-channel (programmatic)  advertising placed on third-party websites, content development, social media management, search optimization, and other consulting. Other services revenue is primarily generated from the sale of promotional merchandise.

Advertising and marketing services revenue is primarily recognized at a point in time when the ad or service is complete and delivered. If the customer has signed a contract for additional services in the future, that revenue is not recognized until the delivery date. In addition, certain digital advertising revenue related to website access is recognized over time, based on the customers’ monthly rate.

For ads placed on certain third-party websites, the Company must evaluate whether it is acting as the principal, where revenue is reported on a gross basis, or acting as the agent, where revenue is reported on a net basis. Generally, the Company reports advertising revenue for ads placed on third-party websites on a net basis, meaning the amount recorded to revenue is the amount billed to the customer net of amounts paid to the publisher of the third-party website. The Company is acting as the agent because the publisher controls the advertising inventory.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     11

Circulation

Circulation revenue, included in the Publishing segment results, is generated primarily by selling home delivery and digital subscriptions, as well as single copy sales to non-subscribers. Home delivery and single copy revenue is recognized at a point in time when the paper is delivered or purchased. Digital subscriptions are recognized over time, based on the customers’ monthly rate.

Printing, Distribution and Other

Printing, distribution and other revenue, included in the Publishing segment results, is primarily generated from printing and distribution of other newspapers, as well as production of preprinted advertisements for other newspapers. Printing, distribution and other revenue is recognized at a point in time when the product or service is delivered.

Remaining Performance Obligations

The Company has various Publishing advertising contracts and Marketing Services digital services contracts that range from 13 months to 36 months. The Company recognizes revenue on the advertising contracts over the term of the agreement at  a point in time when the service or product is delivered. The Company recognizes revenue on the digital services contracts over time, based on the customers’ monthly rate. At March 31, 2018, the remaining performance obligation was $2,412. We expect to recognize approximately $1,242 over the remainder of 2018 and $1,170 thereafter.

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The short-term and long-term deferred revenue increase of $918 for the three months ended March 31, 2018, was primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $6,569 of revenue recognized that was included in the deferred revenue balance at the beginning of the period.

Practical Expedients and Exemptions

The Company generally expenses sales commissions and circulation acquisition costs when incurred because the amortization period would have been one year or less. These costs are recorded within employee compensation and benefits expense and other production, distribution and operating costs expense, respectively.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which revenue is recognized at the amount invoiced for services performed.

Note 4: Acquisitions

In February 2017, the Company acquired the remaining 30 percent voting interest in Speakeasy for a cash purchase price of $2,111, and in  March 2017, the Company acquired the remaining 20 percent voting interest in DMV Holdings for a cash purchase price of $7,120. The initial purchase of 80 percent voting interest in DMV Holdings occurred in January 2015. DMV Holdings holds all outstanding ownership interests of three Dallas-based businesses, Distribion, Inc., Vertical Nerve, Inc. and CDFX, LLC. These businesses specialize in local marketing automation, search engine marketing, and direct mail and promotional products, respectively. These acquisitions complement the product and service offerings currently available to A. H. Belo clients, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market. Operating results of the businesses acquired have been included in the Consolidated Statements of Operations from the initial acquisition date forward.

Pro-rata distributions.    In connection with the 2015 acquisition of 80 percent voting interest in DMV Holdings, the shareholder agreement provided for a pro-rata distribution of 50 percent and 100 percent of DMV Holdings’ free cash flow for fiscal years 2016 and 2015, respectively. Free cash flow is defined as earnings before interest, taxes, depreciation and amortization less capital expenditures, debt amortization and interest expense, as applicable. In the three months ended March 31, 2017, the Company recorded pro-rata distributions to noncontrolling interests of $163 in connection with this agreement based on 2016 free cash flow as defined.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     12

Note 5:  Goodwill and Intangible Assets

The table below sets forth goodwill and other intangible assets by reportable segment as of March 31, 2018 and December 31, 2017.  In the first quarter of 2017, the Company reorganized reporting units based on reporting structure and the go-to-market for the Company’s service and product offerings. The Company’s Publishing and Marketing Services segments each operate as a single reporting unit.

	March 31,	December 31,
	2018	2017
Goodwill
Marketing Services	$13,973	$13,973

Intangible Assets
Marketing Services
Cost	$6,470	$6,470
Accumulated Amortization	(2,597)	(2,397)
Net Carrying Value	$3,873	$4,073

Intangible assets consist of $4,950 of customer relationships with estimated useful lives of 10 years and $1,520 of developed technology with an estimated useful life of five years. Aggregate amortization expense was $200 for the three months ended March 31, 2018 and 2017.

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

Note 6:  Long-term Incentive Plan

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

Stock Options.    Stock options granted under the Plan are fully vested and exercisable. No options have been granted since 2009, and all compensation expense associated with stock options has been fully recognized as of March 31, 2018.

There were 100,344 options outstanding at a weighted average exercise price of $6.46 as of March 31, 2018 and December 31, 2017. There was no activity in the first quarter of 2018 and 2017. As of March 31, 2018, the aggregate intrinsic value of outstanding options was $9 and the weighted average remaining contractual life of the Company’s stock options was less than one year.

Restricted Stock Units.    The Company’s RSUs have service and/or performance conditions and, subject to retirement eligibility, vest over a period of up to three years. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of up to three years. As of March 31, 2018, the liability for the portion of the awards to be redeemed in cash was $904.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     13

The table below sets forth a summary of RSU activity under the Company’s long-term incentive plans.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted Average Price on Date of Grant
Non-vested at December 31, 2017	224,053				$6.07
Granted	253,783				5.15
Canceled	(3,711)				6.06
Vested and outstanding	(112,933)				5.18
Vested and issued	(114,248)	68,543	45,705	$235	6.29
Non-vested at March 31, 2018	246,944				5.43

In the three months ended March 31, 2018, the Company issued 48,559 shares of Series A common stock and 32,376 shares were redeemed in cash for RSUs that were previously vested as of December 31, 2017. In addition, 322,823 and 290,825 RSUs were vested and outstanding as of March 31, 2018 and December 31, 2017, respectively.

The fair value of RSU grants is determined using the closing trading price of the Company’s Series A common stock on the grant date. As of March 31, 2018, unrecognized compensation expense related to non-vested RSUs totaled $1,227, which is expected to be recognized over a weighted average period of 2.5 years.

Compensation Expense.     A. H. Belo recognizes compensation expense for awards granted under the Company’s long-term incentive plans over the vesting period of the award. Compensation expense related to granted RSUs is set forth in the table below.

Three Months Ended March 31,	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
2018	$617	$278	$895
2017	441	279	720

Note 7:  Income Taxes

The Company calculates the income tax provision based on the year-to-date pretax loss adjusted for permanent differences and discrete items on a pro-rata basis. As such, a discrete tax rate was calculated for the period.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

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

The Company recognized income tax benefit of $1,315 and $42 for the three months ended March 31, 2018 and 2017, respectively. The benefit in the first quarter of 2018 was calculated using the newly enacted income tax rate, which caused the income tax benefit to be less by $1,229 than if calculated at the historic 35 percent income tax rate. Effective income tax rates were 24.7 percent and 0.9 percent for the three months ended March 31, 2018 and 2017, respectively. The effective income tax rate for the three months ended March 31, 2018, was due to changes in the valuation allowance, an increase in the net operating loss deferred tax asset and the effect of the Texas margin tax. The change to the valuation allowance for the first quarter of 2018 was a decrease of $419, primarily due to the pension liability, accrued bonuses and the allowance for bad debt.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     14

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

No contributions are required to the A. H. Belo Pension Plans in 2018 under the applicable tax and labor laws governing pension plan funding.

Net Periodic Pension Benefit

The Company’s estimates of net periodic pension expense or benefit are based on the expected return on plan assets, interest on the projected benefit obligations and the amortization of actuarial gains and losses that are deferred in accumulated other comprehensive loss. The table below sets forth components of net periodic pension benefit, which is included in non-operating income (expense) in the Consolidated Statements of Operations.

	Three Months Ended March 31,
	2018	2017
Interest cost	$1,796	$2,386
Expected return on plans' assets	(2,894)	(3,313)
Amortization of actuarial loss	168	75
Net periodic pension benefit	$(930)	$(852)

Defined Contribution Plans.   The A. H. Belo Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. During the three months ended March 31, 2018 and 2017, the Company recorded expense of $243 and $264, respectively, for matching contributions to the Savings Plan.

Note 9:  Shareholders’ Equity

Dividends.    On March 1, 2018, the Company’s board of directors declared  an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on May 11, 2018, which is payable on June  1, 2018. During the three months ended March 31, 2018, the Company recorded $1,785 to accrue for dividends declared but not yet paid.

Treasury Stock.   The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. In the fourth quarter of 2017, the Company resumed open market repurchases under a repurchase plan agreement limited to a total of $2,500.  During the first quarter of 2018, the Company repurchased 108,778 shares of its Series A common stock at a total cost of $555.

Outstanding Shares.    The Company had Series A and Series B common stock outstanding of 19,277,775 and 2,469,635, respectively, net of treasury shares at March 31, 2018. At December 31, 2017, the Company had Series A and Series B common stock outstanding of 19,269,331 and 2,469,755, respectively, net of treasury shares.

Accumulated other comprehensive loss.    Accumulated other comprehensive loss consists of actuarial gains and losses attributable to the A. H. Belo Pension Plans,  gains and losses resulting from Pension Plans’ amendments and other actuarial experience attributable to other post-employment benefit (“OPEB”) plans. The Company records amortization of the components of accumulated other comprehensive loss in employee compensation and benefits in its Consolidated Statements of Operations. Gains and losses associated with the A. H. Belo Pension Plans are amortized over the weighted average remaining life expectancy of the Pension Plans’ participants. Gains and losses associated with the Company’s OPEB plans are amortized over the average remaining service period of active OPEB plans’ participants. Net deferred tax assets related to amounts recorded in accumulated other comprehensive loss are fully reserved.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     15

The table below sets forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Three Months Ended March 31,
	2018			2017
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(24,932)	$(25,434)	$502	$(39,308)	$(39,737)	$429
Amortization	158	168	(10)	57	75	(18)
Balance, end of period	$(24,774)	$(25,266)	$492	$(39,251)	$(39,662)	$411

Note 10:  Earnings Per Share

The table below sets forth the reconciliation for net loss and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and  Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended March 31,
	2018	2017
Earnings (Numerator)
Net loss	$(4,014)	$(4,430)
Less: dividends to participating securities	45	39
Net loss available to common shareholders	$(4,059)	$(4,469)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted)	21,716,419	21,690,371

Loss Per Share
Basic and diluted	$(0.19)	$(0.21)

Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

The Company considers outstanding stock options and RSUs in the calculation of earnings per share. A  total of 670,111 and 594,185 options and RSUs outstanding as of March 31, 2018 and 2017, respectively, were excluded from the calculation because the effect was anti-dilutive.

Note 11:  Contingencies

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

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     16

Note 12:  Sales of Assets

Sales of Assets.    Assets held for sale include long-lived assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale.  In the fourth quarter of 2017, the Company announced real estate assets in downtown Dallas, Texas, previously used as the corporate headquarters, are available for sale. These assets, with a total carrying value of $1,089, are reported as assets held for sale as of March 31, 2018 and December 31, 2017.

Other Dispositions.   On December 31, 2017, the Company completed the sale of the outstanding capital stock of the Denton Publishing Company, owner of the Denton Record-Chronicle, to Denton Media Company, Inc. (the “purchaser”). The business did not meet the requirements of a discontinued operation; therefore, all financial results were included in continuing operations. Prior to the disposition, the Denton Record-Chronicle was included in the Publishing segment results.

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

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     17

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

The Company’s Publishing segment includes the operations of The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences. Its newspaper operations also provide commercial printing and distribution services to large national and regional newspapers and other businesses in Texas. In addition, the segment includes sales of online automotive classifieds on the cars.com platform.

All other operations are reported within the Company’s Marketing Services segment. These operations primarily include DMV Digital Holdings Company (“DMV Holdings”) and its subsidiaries Distribion, Inc. (“Distribion”), Vertical Nerve, Inc. (“Vertical Nerve”) and CDFX, LLC (“MarketingFX”). The segment also includes Your Speakeasy, LLC (“Speakeasy”) and targeted display advertising generated by Connect (programmatic advertising).

In March 2017, the Company acquired the remaining 20 percent voting interest in DMV Holdings for a cash purchase price of $7,120. The initial purchase of 80 percent voting interest in DMV Holdings occurred in January 2015. DMV Holdings holds all outstanding ownership interests of three Dallas-based businesses, Distribion, Vertical Nerve and MarketingFX. These businesses specialize in local marketing automation, search engine marketing, and direct mail and promotional products, respectively. The Company believes this acquisition complements the product and service offerings currently available to A. H. Belo customers, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive marketing environment.  Operating results of the businesses acquired have been included in the Consolidated Statements of Operations from the initial acquisition date forward.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     18

RESULTS OF OPERATIONS

Consolidated Results of Operations

This section contains discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three months ended March 31, 2018 and 2017. Net periodic pension and other post-employment expense (benefit) is now included in non-operating income (expense) in the Consolidated Statements of Operations; see Note 1 – Basis of Presentation and Recently Issued Accounting Standards. As a result of adopting the new retirement benefits guidance, Publishing operating costs and operating loss increased by $930 and $859 for the three months ended March 31, 2018 and 2017, respectively.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Three Months Ended March 31,
	2018	Percentage Change	2017
Publishing
Advertising and marketing services	$20,298	(27.0)%	$27,794
Circulation	17,747	(7.4)%	19,166
Printing, distribution and other	5,965	(8.7)%	6,531
Total Net Operating Revenue	44,010	(17.7)%	53,491

Total Operating Costs and Expense	50,145	(15.1)%	59,075

Operating Loss	$(6,135)	(9.9)%	$(5,584)

Marketing Services
Advertising and marketing services	$5,443	(26.5)%	$7,410
Total Net Operating Revenue	5,443	(26.5)%	7,410

Total Operating Costs and Expense	5,525	(19.0)%	6,820

Operating Income (Loss)	$(82)	(113.9)%	$590

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. The most significant decline in advertising revenue has been attributable to print display and classified categories. These categories, which represented 24.0 percent of consolidated revenue in 2015, have declined to 17.6 percent of consolidated revenue thus far in 2018, and further declines are likely in future periods. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. As a result of the continued declines the Publishing segment experienced, and expects to continue to experience, in advertising and print circulation revenues, the Publishing reporting unit’s goodwill was determined to be fully impaired as of December 31, 2016.  Certain goodwill and intangible assets previously reported in the Marketing Services segment were moved to the Publishing segment as a result of the first quarter 2017 segment reorganization. Therefore, the Company recorded a noncash goodwill impairment charge of $228 in the first quarter of 2017.

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

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     19

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

Advertising and marketing services revenue

Advertising and marketing services revenue was 52.0 percent and 57.8 percent of total revenue for the three months ended March  31, 2018 and 2017, respectively.

	Three Months Ended March 31,
	2018	Percentage Change	2017
Publishing
Advertising revenue	$20,298	(27.0)%	$27,794
Marketing Services
Digital services	4,087	(34.9)%	6,282
Other services	1,356	20.2%	1,128
Advertising and Marketing Services	$25,741	(26.9)%	$35,204

Publishing

Advertising Revenue  – The Company has a comprehensive portfolio of print and digital advertising products, which include display, classified, preprint and digital advertising. Display and classified revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Display revenue decreased in the three months ended March 31, 2018,  primarily due to lower retail advertising in substantially all categories except food and beverage.  In retail, the financial, entertainment, medical and other retail categories experienced the greatest declines, driven by a retail volume decrease of 24.9 percent for the three months ended March 31, 2018.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased due to a volume decline in home delivery mail advertising and preprint newspaper inserts, consistent with the decline in circulation volumes discussed below.

Digital Publishing revenue is primarily comprised of banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com, online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package and sales of online automotive classifieds on the cars.com platform. Revenue decreased primarily due to the adoption of the new revenue guidance; see Note 1 – Basis of Presentation and Recently Issued Accounting Standards.

Marketing Services

Digital services – Digital marketing revenue includes targeted and multi-channel advertising placed on third-party websites, content development, social media management, search optimization, and other consulting.  Adoption of the new revenue guidance resulted in a revenue decrease of $1,013 in the three months ended March 31, 2018.

Other services –  Other services revenue increased $228 in the three months ended March 31,  2018, due to the sale of promotional merchandise by MarketingFX.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     20

Circulation revenue

Circulation revenue was 35.9 percent and 31.5  percent of total revenue for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
	2018	Percentage Change	2017
Publishing
Circulation	$17,747	(7.4)%	$19,166

Revenue decreased due to a decline in home delivery and single copy paid print circulation volumes of 10.3 percent and 22.7 percent, respectively, for the three months ended March 31,  2018. Volume declines in circulation revenue have been more pronounced with single copy sales. Price increases and supplemental editions are critical to maintaining the revenue base to support this product. The daily single copy rate was increased in November 2016. In addition, circulation revenue was reduced by $258 for the three months ended March 31, 2018, related to home delivery subscriptions where the Company recorded revenue for the grace period of newspapers delivered after a subscription expires. Prior to adoption, any non-payment of grace was recorded as bad debt expense, but under the new standard, revenue is reduced for the non-payment.

Printing, distribution and other revenue

Printing, distribution and other revenue was 12.1 percent and 10.7 percent of total revenue for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
	2018	Percentage Change	2017
Publishing
Printing, Distribution and Other	$5,965	(8.7)%	$6,531

The Company aggressively markets the capacity of its printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. Revenue decreased in the three months ended March 31, 2018, due to a discontinued product line and a decrease in commercial printing volumes associated with certain national newspapers.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     21

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended March 31,
	2018	Percentage Change	2017
Publishing
Employee compensation and benefits	$21,315	(16.1)%	$25,401
Other production, distribution and operating costs	21,253	(16.1)%	25,326
Newsprint, ink and other supplies	5,141	(8.7)%	5,629
Depreciation	2,436	(2.2)%	2,491
Asset impairments	—	(100.0)%	228
Marketing Services
Employee compensation and benefits	3,357	0.7%	3,333
Other production, distribution and operating costs	1,761	(41.3)%	3,000
Newsprint, ink and other supplies	170	(37.5)%	272
Depreciation	37	146.7%	15
Amortization	200	—%	200
Total Operating Costs and Expense	$55,670	(15.5)%	$65,895

Publishing

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards employee benefit plans. Employee compensation and benefits decreased $4,086 in the three months ended March 31,  2018, primarily due to headcount reductions within the Company that were effected in 2017.

Other production, distribution and operating costs – Expense decreased in the Company’s Publishing segment reflecting savings as the Company continues to manage discretionary spending. In addition to the reduction of expense related to adoption of the new revenue guidance, savings were generated by reductions in temporary and consulting services, as well as distribution expense related to delivery of the Company’s various publications and products.

Newsprint, ink and other supplies –  Expense decreased due to reduced newsprint costs associated with lower circulation volumes. Newsprint consumption for the three months ended March 31, 2018 and 2017, approximated 4,999 and 5,835 metric tons, respectively, at an average cost per metric ton of $608 and $563, respectively. The average purchase price for newsprint was $620 and $565 for the three months ended March  31, 2018 and 2017 respectively.

Depreciation – Expense decreased in the three months ended March 31, 2018, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated.

Asset impairments – In the three months ended March 31, 2017, operating costs and expense for the Publishing segment reflect a noncash goodwill impairment charge of $228.

Marketing Services

Employee compensation and benefits –  Expense remained flat in the three months ended March 31,  2018.

Other production, distribution and operating costs –  Expense decreased $1,239 in the three months ended March 31, 2018,  primarily due to the adoption of the new revenue guidance.

Newsprint, ink and other supplies – Expense decreased $102 in the three months ended March 31,  2018, primarily due to a decrease in promotional material printing costs associated with MarketingFX.

Depreciation – Marketing Services’ cost structure is primarily labor driven. Capital purchases are required to support technology investments.  Capital assets are primarily depreciated over a life of three years.

Amortization –  Expense is primarily related to customer lists associated with DMV Holdings.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     22

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended March 31,
	2018	Percentage Change	2017
Other income, net	$888	70.1%	$522

Income tax benefit	$(1,315)	N/M	$(42)

“N/M” – not meaningful

Other income (expense) – Other income (expense) is primarily comprised of gain (loss) on disposal of fixed assets and gain (loss) from investments.

Net periodic pension and other post-employment expense (benefit) is now included in non-operating income (expense) in the Consolidated Statements of Operations; see Note 1 – Basis of Presentation and Recently Issued Accounting Standards. As a result of adopting the new retirement benefits guidance,  other income, net increased by the net periodic pension and other post-employment benefit of $930 and $859 for the three months ended March 31, 2018 and 2017, respectively.

Tax provision – The benefit in the first quarter of 2018 was calculated using the newly enacted income tax rate, which caused the income tax benefit to be less by $1,229 than if calculated at the historic 35 percent income tax rate. Effective income tax rates were 24.7 percent and 0.9 percent for the three months ended March 31, 2018 and 2017, respectively. The effective income tax rate for the three months ended March 31, 2018, was due to changes in the valuation allowance, an increase in the net operating loss deferred tax asset and the effect of the Texas margin tax.

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

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     23

Liquidity and Capital Resources

The Company’s cash balances as of March 31, 2018 and December 31, 2017,  were $53,975 and $57,660, respectively.

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue from Publishing operations is expected to continue to decline in future periods, operating contributions expected from the Company’s Marketing Services businesses and other cost cutting measures, are expected to be sufficient to fund operating activities and capital spending of approximately $4,000 over the remainder of the year.

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

Operating Cash Flows

Net cash provided by operating activities for the three months ended months ended March 31, 2018 and 2017,  was $947 and $1,037, respectively. Cash flows from operating activities decreased by $90 during the three months ended March 31, 2018, when compared to the prior year period, primarily due to changes in working capital and other operating assets and liabilities.

Investing Cash Flows

Net cash used for investing activities was $2,307 and $852 for the three months ended March 31, 2018 and 2017, respectively, all of which is attributable to capital spending.

Financing Cash Flows

Net cash used for financing activities was $2,325 and $11,051 for the three months ended March 31, 2018 and 2017, respectively. Cash flows used for financing activities decreased in 2018 compared to 2017, due to the first quarter 2017 acquisitions of the remaining interests in DMV Holdings and Speakeasy for a purchase price of $7,120 and $2,111, respectively. Cash used for financing activities also included dividend payments of $1,770 and $1,763 in 2018 and 2017, respectively.

Financing Arrangements

None.

Contractual Obligations

Under the applicable tax and labor laws governing pension plan funding, no contributions to the A. H. Belo Pension Plans are required in 2018.

On March 1, 2018, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on May 11, 2018, which is payable on June 1, 2018.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2017, filed on March 16, 2018, with the Securities and Exchange Commission (“SEC”).

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     24

Critical Accounting Policies and Estimates

Beginning January 1, 2018, the Company adopted ASU 2014-09 – Revenue from Contracts with Customers (Topic 606).  The Company implemented changes to the Company’s polices related to processes around recording revenue for digital advertising placed on third-party websites where the Company acted as an agent under the new standard. Prior to adoption, such revenue was generally recorded gross, but under the new standard this revenue is recorded net.

Except for adoption of the new revenue guidance (Topic 606), no material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in A. H. Belo Corporation’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.  Controls and Procedures

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

The Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, due to material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Management’s Report on Internal Controls”),  the Company’s disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses discussed above, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     25

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, with oversight from the Audit Committee of the Board of Directors of the Company, is actively engaged in remediation efforts to address the material weaknesses identified in the Management’s Report on Internal Controls. Management has taken, and will take, a number of actions to remediate the 2017 material weaknesses including the following:

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

These improvements are targeted at strengthening the Company’s internal control over financial reporting and remediating the 2017 material weaknesses. The Company remains committed to an effective internal control environment and management believes that these actions, and the improvements management expects to achieve as a result, will effectively remediate the 2017 material weaknesses.  However, the material weaknesses in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. The Company plans to have its enhanced review procedures and documentation standards in place and operating in the second quarter 2018, and expects that the remediation of the 2017 material weaknesses will be completed by December 31, 2018.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, the Company adopted ASU 2014-09 – Revenue from Contracts with Customers (Topic 606).  The Company implemented changes to processes related to revenue recognition and the control activities within them. The changes are primarily related to processes around recording revenue for digital advertising placed on third-party websites where the Company acted as an agent under the new standard. Prior to adoption, such revenue was generally recorded gross, but under the new standard this revenue is recorded net.

Except as related to the adoption of the new revenue guidance (Topic 606) and the material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     26

PART II

Item 1.  Legal Proceedings

A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

Item 1A.  Risk Factors

There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. In the fourth quarter of 2017, the Company resumed open market repurchases under a repurchase plan agreement limited to a total of $2,500. During the first quarter of 2018, the Company repurchased 108,778 shares of its Series A common stock at a total cost of $555. All purchases were made through open market transactions and were recorded as treasury stock.

The following table contains information for shares repurchased during the first quarter of 2018. None of the shares in this table were repurchased directly from any of the Company’s officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	37,456	$4.95	1,468,417	1,031,583
February 2018	32,410	5.10	1,500,827	999,173
March 2018	38,912	5.16	1,539,739	960,261

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     27

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

Agreement and Plan of Merger dated April 23, 2018 by and between A. H. Belo Corporation and A. H. Belo Texas, Inc. (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2018 (Securities and Exchange Commission File No. 001-33741) (the “April 23, 2018 Form 8-K”))

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

Amended and Restated Bylaws of the Company, effective December 11, 2014 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2014 (Securities and Exchange Commission File No. 001-33741))

(1) *

Amendment No. 1, effective April 18, 2018, to the Amended and Restated Bylaws of A. H. Belo Corporation (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018 (Securities and Exchange Commission File No. 001-33741) (the “April 18, 2018 Form 8-K”))

3.4	*	Certificate of Formation of A. H. Belo Texas, Inc. (Exhibit 3.1 to the April 23, 2018 Form 8-K)
3.5	*	Bylaws of A. H. Belo Texas, Inc. (Exhibit 3.2 to the April 23, 2018 Form 8-K)
4.1	*	Certain rights of the holders of the Company’s Common Stock set forth in Exhibits 3.1‑3.3 above
4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Third Amendment to Form 10)
4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the Third Amendment to Form 10)
4.4	*	Rights Agreement dated as of January 11, 2008 between the Company and Mellon Investor Services LLC (Exhibit 4.4 to the Third Amendment to Form 10)
10.1	*	Material Contracts
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

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     28

Exhibit Number		Description
		(5)	*

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

			*	(b)	Form of A. H. Belo 2017 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2 to the May 12, 2017 Form 8-K)
		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     29

Exhibit Number	Description
	~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013)
	~(6)	*

Timothy M. Storer Employment Agreement dated March 2, 2017 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2017 (Securities and Exchange Commission File No. 001-33741) (the “March 6, 2017 Form 8-K”))

		*	(a)	Timothy M. Storer PBRSU Award Notice dated March 2, 2017 (Exhibit 10.2 to the March 6, 2017 Form 8-K)
	~(7)	*	First Amendment to Timothy M. Storer Employment Agreement dated September 6, 2017 (Exhibit 10.1 to the September 8, 2017 Form 8-K)
		*	(a)	Timothy M. Storer Amended PBRSU Award Notice dated September 6, 2017 (Exhibit 10.2 to the September 8, 2017 Form 8-K)
	~(8)	*	James M. Moroney III Employment Agreement dated April 18, 2018 (Exhibit 10.1 to the Company’s April 18, 2018 Form 8-K)
10.3 *	Agreements relating to the separation of A. H. Belo from its former parent company:
	(1)	*

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

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS			**	XBRL Instance Document
101.SCH			**	XBRL Taxonomy Extension Scheme
101.CAL			**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	May 2, 2018

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     31

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation First Quarter 2018 on Form 10-Q     32