Form 10-Q
period 2018-06-30
A. H. Belo Corp
filed 2018-08-08
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 1-33741

A. H. Belo Corporation

(Exact name of registrant as specified in its charter)

Texas	38-3765318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 224866, Dallas, Texas 75222-4866	(214) 977-8222
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	July 31, 2018
Common Stock, $.01 par value	21,696,702

Total Common Stock consists of 19,227,147 shares of Series A Common Stock and 2,469,555 shares of Series B Common Stock.

A. H. BELO CORPORATION

FORM 10-Q

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q

PART I

Item 1.  Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except share and per share amounts (unaudited)	2018	2017	2018	2017
Net Operating Revenue:
Advertising and marketing services	$26,397	$36,022	$52,138	$71,226
Circulation	17,921	19,088	35,668	38,254
Printing, distribution and other	6,851	7,979	12,816	14,510
Total net operating revenue	51,169	63,089	100,622	123,990
Operating Costs and Expense:
Employee compensation and benefits	21,529	25,712	46,201	54,446
Other production, distribution and operating costs	22,833	29,736	45,847	58,062
Newsprint, ink and other supplies	5,461	5,993	10,772	11,894
Depreciation	2,535	2,727	5,008	5,233
Amortization	200	199	400	399
Asset impairments	(22)	—	(22)	228
Total operating costs and expense	52,536	64,367	108,206	130,262
Operating loss	(1,367)	(1,278)	(7,584)	(6,272)
Other income, net	891	766	1,779	1,288
Loss Before Income Taxes	(476)	(512)	(5,805)	(4,984)
Income tax provision (benefit)	58	293	(1,257)	251
Net Loss	$(534)	$(805)	$(4,548)	$(5,235)

Per Share Basis
Net loss
Basic and diluted	$(0.03)	$(0.04)	$(0.21)	$(0.24)
Number of common shares used in the per share calculation:
Basic and diluted	21,738,545	21,743,390	21,756,678	21,717,032

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     3

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (unaudited)	2018	2017	2018	2017
Net Loss	$(534)	$(805)	$(4,548)	$(5,235)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	157	56	315	113
Total other comprehensive income, net of tax	157	56	315	113
Total Comprehensive Loss	$(377)	$(749)	$(4,233)	$(5,122)

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     4

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
In thousands, except share amounts (unaudited)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$56,751	$57,660
Accounts receivable (net of allowance of $719 and $1,055 at June 30, 2018 and December 31, 2017, respectively)	19,931	26,740
Inventories	4,101	3,171
Prepaids and other current assets	10,515	13,734
Assets held for sale	1,089	1,089
Total current assets	92,387	102,394
Property, plant and equipment, at cost	421,211	418,730
Less accumulated depreciation	(391,972)	(387,024)
Property, plant and equipment, net	29,239	31,706
Intangible assets, net	3,673	4,073
Goodwill	13,973	13,973
Deferred income taxes, net	7,051	5,355
Other assets	4,311	5,347
Total assets	$150,634	$162,848
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,254	$10,303
Accrued compensation and benefits	7,947	8,243
Other accrued expense	5,186	4,275
Advance subscription payments	11,525	11,670
Total current liabilities	31,912	34,491
Long-term pension liabilities	20,844	23,038
Other post-employment benefits	1,169	2,052
Other liabilities	6,912	5,568
Total liabilities	60,837	65,149
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,851,648 and 20,700,292 shares at June 30, 2018 and December 31, 2017, respectively	209	208
Series B: issued 2,469,635 and 2,469,755 shares at June 30, 2018 and December 31, 2017, respectively	24	24
Treasury stock, Series A, at cost; 1,591,141 and 1,430,961 shares held at June 30, 2018 and December 31, 2017, respectively	(12,127)	(11,302)
Additional paid-in capital	495,708	494,989
Accumulated other comprehensive loss	(24,617)	(24,932)
Accumulated deficit	(369,400)	(361,288)
Total shareholders’ equity	89,797	97,699
Total liabilities and shareholders’ equity	$150,634	$162,848

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     5

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2016	20,620,461	2,472,680	$231	$499,552	(1,416,881)	$(11,233)	$(39,308)	$(361,324)	$1,234	$89,152
Net loss	—	—	—	—	—	—	—	(5,235)	—	(5,235)
Other comprehensive income	—	—	—	—	—	—	113	—	—	113
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(118)	(118)
Issuance of shares for restricted stock units	76,906	—	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	—	626	—	—	—	—	—	626
Purchases of noncontrolling interests				(5,506)					(1,116)	(6,622)
Conversion of Series B to Series A	115	(115)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(3,563)	—	(3,563)
Balance at June 30, 2017	20,697,482	2,472,565	$232	$494,671	(1,416,881)	$(11,233)	$(39,195)	$(370,122)	$—	$74,353
Balance at December 31, 2017	20,700,292	2,469,755	$232	$494,989	(1,430,961)	$(11,302)	$(24,932)	$(361,288)	$—	$97,699
Net loss	—	—	—	—	—	—	—	(4,548)	—	(4,548)
Other comprehensive income	—	—	—	—	—	—	315	—	—	315
Treasury stock purchases	—	—	—	—	(160,180)	(825)	—	—	—	(825)
Issuance of shares for restricted stock units	151,236	—	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	—	720	—	—	—	—	—	720
Conversion of Series B to Series A	120	(120)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(3,564)	—	(3,564)
Balance at June 30, 2018	20,851,648	2,469,635	$233	$495,708	(1,591,141)	$(12,127)	$(24,617)	$(369,400)	$—	$89,797

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     6

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands (unaudited)	2018	2017
Operating Activities
Net loss	$(4,548)	$(5,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,408	5,632
Net periodic pension and other post-employment benefit	(1,861)	(1,718)
Share-based compensation	720	626
Deferred income taxes	(1,696)	—
Loss on investment related activity	—	250
Loss on disposal of fixed assets	208	—
Asset impairments	(22)	228
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	6,809	5,154
Inventories, prepaids and other current assets	2,289	(921)
Other assets	1,036	637
Accounts payable	(3,049)	(625)
Compensation and benefit obligations	(497)	(175)
Other accrued expenses	3,414	(890)
Advance subscription payments	(145)	(411)
Other post-employment benefits	(901)	(30)
Net cash provided by operating activities	7,165	2,522
Investing Activities
Purchases of assets	(3,697)	(4,789)
Net cash used for investing activities	(3,697)	(4,789)
Financing Activities
Purchases of noncontrolling interests	—	(9,231)
Dividends paid	(3,552)	(3,538)
Distributions to noncontrolling interests	—	(179)
Purchases of treasury stock	(825)	—
Net cash used for financing activities	(4,377)	(12,948)
Net decrease in cash and cash equivalents	(909)	(15,215)
Cash and cash equivalents, beginning of period	57,660	80,071
Cash and cash equivalents, end of period	$56,751	$64,856

Supplemental Disclosures
Income tax paid, net (refund)	$(2,315)	$1,163
Noncash investing and financing activities:
Investments in property, plant and equipment payable	170	160
Dividends payable	1,786	1,788

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     7

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

As a result of adopting this guidance, total operating costs and expense increased $931 and $1,861 for the three and six months ended June 30, 2018, respectively,  and $859 and $1,718 for the three and six months ended June 30, 2017, respectively, with the offsetting change recorded to non-operating income (expense). There was no impact to net income (loss), retained earnings and earnings per share for both years.

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     8

New Accounting Pronouncements.    The FASB issued the following accounting pronouncements and guidance, which may be applicable to the Company but have not yet become effective.

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). This update requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases. The liability will be equal to the present value of lease payments. The asset will generally be based on the liability. For income statement purposes operating leases will result in straight-line expense and finance leases will result in expenses similar to current capital leases. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. The guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and will be applied using the modified retrospective approach. Early adoption is permitted. The Company is currently reviewing its various lease agreements and assessing the potential impact of adopting the new standard. The Company believes it will have a significant impact related to how it accounts for real estate operating leases. Upon adoption, the Company expects to record additional assets and liabilities related to leases, but has not yet quantified its impact on the Company's consolidated financial statements.

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

Based on the organization of the Company’s structure and organizational chart, the Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. As of May 17, 2018, Robert W. Decherd became the CODM upon Jim Moroney’s retirement. The CODM allocates resources and capital to the Publishing and Marketing Services segments at the segment level.

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     9

The tables below set forth summarized financial information for the Company’s reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Publishing	$45,522	$54,822	$89,532	$108,313
Marketing Services	5,647	8,267	11,090	15,677
Total	$51,169	$63,089	$100,622	$123,990

Operating Income (Loss)
Publishing	$(1,745)	$(2,067)	$(7,880)	$(7,651)
Marketing Services	378	789	296	1,379
Total	$(1,367)	$(1,278)	$(7,584)	$(6,272)

Noncash Expenses
Publishing
Depreciation	$2,498	$2,706	$4,934	$5,197
Asset impairments	(22)	—	(22)	228
Total	$2,476	$2,706	$4,912	$5,425

Marketing Services
Depreciation	$37	$21	$74	$36
Amortization	200	199	400	399
Total	$237	$220	$474	$435

	June 30,	December 31,
	2018	2017
Total Assets
Publishing	$127,657	$137,409
Marketing Services	22,977	25,439
Total	$150,634	$162,848

Net periodic pension and other post-employment expense (benefit) is now included in non-operating income (expense) in the Consolidated Statements of Operations; see Note 1 – Basis of Presentation and Recently Issued Accounting Standards.  As a result of adopting the new retirement benefits guidance, Publishing operating costs and operating loss increased $931 and $1,861 for the three and six months ended June 30, 2018, respectively,  and $859 and $1,718 for the three and six months ended June 30, 2017, respectively.

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     10

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

The table below sets forth the impact on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2018, due to the adoption of the new revenue guidance. There was no impact to opening retained earnings.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption	Effect of Change (Decrease)	As Reported	Balances Without Adoption	Effect of Change (Decrease)
Revenue
Advertising and marketing services	$26,397	$29,303	$(2,906)	$52,138	$57,897	$(5,759)
Circulation	17,921	18,190	(269)	35,668	36,195	(527)

Expenses
Other production, distribution and operating costs	$22,833	$26,008	$(3,175)	$45,847	$52,133	$(6,286)

The impact to advertising and marketing services revenue was related to digital advertising placed on third-party websites where the Company acted as an agent. Prior to adoption, such revenue was generally recorded gross, but under the new standard this revenue is recorded net. The impact to circulation revenue was related to home delivery subscriptions where the Company recorded revenue for the grace period of newspapers delivered after a subscription expires. Prior to adoption, any non-payment of grace was recorded as bad debt expense, but under the new standard this is considered variable consideration and revenue is reduced for the non-payment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Advertising revenue	$20,750	$27,755	$41,048	$55,549
Digital services	4,462	7,426	8,549	13,708
Other services	1,185	841	2,541	1,969
Advertising and marketing services	26,397	36,022	52,138	71,226
Circulation	17,921	19,088	35,668	38,254
Printing, distribution and other	6,851	7,979	12,816	14,510
Total Revenue	$51,169	$63,089	$100,622	$123,990

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

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     11

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

Remaining Performance Obligations

The Company has various Publishing advertising contracts and Marketing Services digital services contracts that range from 13 months to 36 months. The Company recognizes revenue on the advertising contracts over the term of the agreement at a point in time when the service or product is delivered. The Company recognizes revenue on the digital services contracts over time, based on the customers’ monthly rate. At June 30, 2018, the remaining performance obligation was $2,307. The Company expects to recognize approximately $787 over the remainder of 2018 and $1,520 thereafter.

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The short-term and long-term deferred revenue increase of $391 for the six months ended June 30, 2018, was primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $8,631 of revenue recognized that was included in the deferred revenue balance as of December 31, 2017.

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

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     12

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

Pro-rata distributions.    In connection with the 2015 acquisition of 80 percent voting interest in DMV Holdings, the shareholder agreement provided for a pro-rata distribution of 50 percent and 100 percent of DMV Holdings’ free cash flow for fiscal years 2016 and 2015, respectively. Free cash flow is defined as earnings before interest, taxes, depreciation and amortization less capital expenditures, debt amortization and interest expense, as applicable. In the six months ended June 30, 2017, the Company recorded pro-rata distributions to noncontrolling interests of $163 in connection with this agreement based on 2016 free cash flow as defined.

Note 5:  Goodwill and Intangible Assets

The table below sets forth goodwill and other intangible assets by reportable segment as of June 30, 2018 and December 31, 2017.  In the first quarter of 2017, the Company reorganized reporting units based on reporting structure and the go-to-market for the Company’s service and product offerings. The Company’s Publishing and Marketing Services segments each operate as a single reporting unit.

	June 30,	December 31,
	2018	2017
Goodwill
Marketing Services	$13,973	$13,973

Intangible Assets
Marketing Services
Cost	$6,470	$6,470
Accumulated Amortization	(2,797)	(2,397)
Net Carrying Value	$3,673	$4,073

Marketing Services’ intangible assets consist of $4,950 of customer relationships with estimated useful lives of 10 years and $1,520 of developed technology with an estimated useful life of five years. In 2017, the Publishing segment’s fully amortized intangible assets were written-off and had no remaining useful life. Aggregate amortization expense was $200 and $400 for the three and six months ended June 30, 2018, respectively, and $199 and $399 for the three and six months ended June 30, 2017, respectively.

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

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     13

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

Stock Options.    Stock options granted under the Plan are fully vested and exercisable. No options have been granted since 2009, and all compensation expense associated with stock options has been fully recognized as of June 30, 2018.

There were 100,344 options outstanding at a weighted average exercise price of $6.46 as of June 30, 2018 and December 31, 2017. No options were exercised in the six months ended June 30, 2018 and 2017. As of June 30, 2018, the aggregate intrinsic value of outstanding options was $8 and the weighted average remaining contractual life of the Company’s stock options was less than one year.

Restricted Stock Units.    The Company’s RSUs have service and/or performance conditions and, subject to retirement eligibility, vest over a period of up to three years. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of up to three years. As of June 30, 2018, the liability for the portion of the awards to be redeemed in cash was $828.

The table below sets forth a summary of RSU activity under the Company’s long-term incentive plans.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted Average Price on Date of Grant
Non-vested at December 31, 2017	224,053				$6.07
Granted	338,210				5.08
Canceled	(3,711)				6.06
Vested and outstanding	(184,774)				5.38
Vested and issued	(114,248)	68,543	45,705	$235	6.29
Non-vested at June 30, 2018	259,530				5.17

In the six months ended June 30, 2018, the Company issued 82,693 shares of Series A common stock and 55,128 shares were redeemed in cash for RSUs that were previously vested as of December 31, 2017. In addition,  337,778 and 290,825 RSUs were vested and outstanding as of June 30, 2018 and December 31, 2017, respectively.

The fair value of RSU grants is determined using the closing trading price of the Company’s Series A common stock on the grant date. As of June 30, 2018, unrecognized compensation expense related to non-vested RSUs totaled $1,418, which is expected to be recognized over a weighted average period of 2.4 years.

Compensation Expense.     A. H. Belo recognizes compensation expense for awards granted under the Company’s long-term incentive plans over the vesting period of the award. Compensation expense related to granted RSUs is set forth in the table below.

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
Three Months Ended June 30,
2018	$103	$34	$137
2017	185	38	223
Six Months Ended June 30,
2018	$720	$312	$1,032
2017	626	317	943

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     14

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

The Company recognized income tax provision (benefit) of $58 and $293 for the three months ended June 30, 2018 and 2017, respectively, and $(1,257) and $251 for the six months ended June 30, 2018 and 2017, respectively. The income tax provision (benefit) was calculated using the newly enacted income tax rate of 21 percent,  resulting in a $398 decrease in income tax benefit for the six months ended June 30, 2018. Effective income tax rates were 21.7 percent and (5.0) percent for the six months ended June 30, 2018 and 2017, respectively. The effective income tax rate for the six months ended June 30, 2018, was due to changes in the valuation allowance, an increase in the net operating loss deferred tax asset and the effect of the Texas margin tax. The change to the valuation allowance was a decrease of $362 for the six months ended June 30, 2018, primarily due to the pension liability, accrued bonuses and the allowance for bad debt.

A refund of $3,210 was received in the second quarter of 2018, for a  tax benefit recognized in 2016 that was carried back against taxes paid in 2014. The tax benefit was the result of the abandonment of the Company’s ownership interest in Wanderful Media, LLC and the sale of the Company’s equity investment in Homesnap, Inc. in the fourth quarter of 2016.

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

Net Periodic Pension Benefit

The Company’s estimates of net periodic pension expense or benefit are based on the expected return on plan assets, interest on the projected benefit obligations and the amortization of actuarial gains and losses that are deferred in accumulated other comprehensive loss. The table below sets forth components of net periodic pension benefit, which are included in non-operating income (expense) in the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$1,797	$2,386	$3,593	$4,772
Expected return on plans' assets	(2,893)	(3,314)	(5,787)	(6,627)
Amortization of actuarial loss	167	74	335	149
Net periodic pension benefit	$(929)	$(854)	$(1,859)	$(1,706)

Defined Contribution Plans.   The A. H. Belo Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     15

Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. During the three months ended June 30, 2018 and 2017, the Company recorded expense of $211 and $231, respectively, and during the six months ended June 30, 2018 and 2017, the Company recorded expense of $454 and $495, respectively, for matching contributions to the Savings Plan.

Note 9:  Shareholders’ Equity

Dividends.    On May 16, 2018, the Company’s board of directors declared  an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on August 17, 2018, which is payable on September 7, 2018. During the three months ended June 30, 2018, the Company recorded $1,786 to accrue for dividends declared but not yet paid.

Treasury Stock.   The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. In the fourth quarter of 2017, the Company resumed open market repurchases under a repurchase plan agreement limited to a total of $2,500.  During the second quarter of 2018, the Company repurchased 51,402 shares of its Series A common stock at a total cost of $270.

Outstanding Shares.    The Company had Series A and Series B common stock outstanding of 19,260,507 and 2,469,635, respectively, net of treasury shares at June 30, 2018. At December 31, 2017, the Company had Series A and Series B common stock outstanding of 19,269,331 and 2,469,755, respectively, net of treasury shares.

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

	Three Months Ended June 30,
	2018			2017
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(24,774)	$(25,266)	$492	$(39,251)	$(39,662)	$411
Amortization	157	167	(10)	56	74	(18)
Balance, end of period	$(24,617)	$(25,099)	$482	$(39,195)	$(39,588)	$393

	Six Months Ended June 30,
	2018			2017
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(24,932)	$(25,434)	$502	$(39,308)	$(39,737)	$429
Amortization	315	335	(20)	113	149	(36)
Balance, end of period	$(24,617)	$(25,099)	$482	$(39,195)	$(39,588)	$393

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     16

Note 10:  Earnings Per Share

The table below sets forth the reconciliation for net loss and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings (Numerator)
Net loss	$(534)	$(805)	$(4,548)	$(5,235)
Less: dividends to participating securities	49	43	94	82
Net loss available to common shareholders	$(583)	$(848)	$(4,642)	$(5,317)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted)	21,738,545	21,743,390	21,756,678	21,717,032

Loss Per Share
Basic and diluted	$(0.03)	$(0.04)	$(0.21)	$(0.24)

Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

The Company considers outstanding stock options and RSUs in the calculation of earnings per share. A  total of 697,652 and 615,222 options and RSUs outstanding as of June 30, 2018 and 2017, respectively, were excluded from the calculation because the effect was anti-dilutive.

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

Note 12:  Sales of Assets

Sales of Assets.    Assets held for sale include long-lived assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale.  In the fourth quarter of 2017, the Company announced real estate assets in downtown Dallas, Texas, previously used as the corporate headquarters, are available for sale. These assets, with a total carrying value of $1,089, are reported as assets held for sale as of June 30, 2018 and December 31, 2017.

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

The Company entered into multi-year agreements with the purchaser, effective January 1, 2018, including an advertising services reseller agreement, printing, distribution and content services agreements. The Company also entered into an agreement to provide transition services to the purchaser through June 30, 2018, which has been extended to November 30, 2018, for certain transition services. In connection with the sale, the Company entered into a sublease with Denton Publishing Company for a term ending on July 30, 2023.

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     17

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

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     18

RESULTS OF OPERATIONS

Consolidated Results of Operations

This section contains discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three and six months ended June 30, 2018 and 2017. Net periodic pension and other post-employment expense (benefit) is now included in non-operating income (expense) in the Consolidated Statements of Operations; see Note 1 – Basis of Presentation and Recently Issued Accounting Standards. As a result of adopting the new retirement benefits guidance, Publishing operating costs and operating loss increased by $931 and $1,861 for the three and six months ended June 30, 2018,  respectively, and $859 and $1,718 for the three and six months ended June 30, 2017, respectively.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Percentage Change	2017	2018	Percentage Change	2017
Publishing
Advertising and marketing services	$20,750	(25.2)%	$27,755	$41,048	(26.1)%	$55,549
Circulation	17,921	(6.1)%	19,088	35,668	(6.8)%	38,254
Printing, distribution and other	6,851	(14.1)%	7,979	12,816	(11.7)%	14,510
Total Net Operating Revenue	45,522	(17.0)%	54,822	89,532	(17.3)%	108,313

Total Operating Costs and Expense	47,267	(16.9)%	56,889	97,412	(16.0)%	115,964

Operating Loss	$(1,745)	15.6%	$(2,067)	$(7,880)	(3.0)%	$(7,651)

Marketing Services
Advertising and marketing services	$5,647	(31.7)%	$8,267	$11,090	(29.3)%	$15,677
Total Net Operating Revenue	5,647	(31.7)%	8,267	11,090	(29.3)%	15,677

Total Operating Costs and Expense	5,269	(29.5)%	7,478	10,794	(24.5)%	14,298

Operating Income	$378	(52.1)%	$789	$296	(78.5)%	$1,379

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. The most significant decline in advertising revenue has been attributable to print display and classified categories. These categories, which represented 24.0 percent of consolidated revenue in 2015, have declined to 17.8 percent of consolidated revenue thus far in 2018, and further declines are likely in future periods. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. As a result of the continued declines the Publishing segment experienced, and expects to continue to experience, in advertising and print circulation revenues, the Publishing reporting unit’s goodwill was determined to be fully impaired as of December 31, 2016.  Certain goodwill and intangible assets previously reported in the Marketing Services segment were moved to the Publishing segment as a result of the first quarter 2017 segment reorganization. Therefore, the Company recorded a noncash goodwill impairment charge of $228 in the first quarter of 2017.

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

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     19

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

Advertising and marketing services revenue

Advertising and marketing services revenue was 51.6 percent and 51.8 percent of total revenue for the three and six months ended June 30, 2018, respectively, and 57.1 percent and 57.4 percent for the three and six months ended June 30, 2017, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Percentage Change	2017	2018	Percentage Change	2017
Publishing
Advertising revenue	$20,750	(25.2)%	$27,755	41,048	(26.1)%	55,549
Marketing Services
Digital services	4,462	(39.9)%	7,426	8,549	(37.6)%	13,708
Other services	1,185	40.9%	841	2,541	29.1%	1,969
Advertising and Marketing Services	$26,397	(26.7)%	$36,022	$52,138	(26.8)%	$71,226

Publishing

Advertising Revenue  – The Company has a comprehensive portfolio of print and digital advertising products, which include display, classified, preprint and digital advertising. Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Display revenue decreased in the three and six months ended June 30,  2018, primarily due to lower retail advertising in substantially all categories. In retail, the financial, department store, real estate and other retail categories experienced the greatest declines with a combined revenue decrease of approximately $896 and $1,441 for the three and six months ended June 30, 2018, respectively. The revenue decrease was driven by a retail volume decline of 24.8 percent and 24.9 percent for the three and six months ended June 30, 2018, respectively. Classified print revenue decreased in the three and six months ended June 30, 2018, as a result of revenue declines in all categories, with the largest declines in automotive and real estate.

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

Marketing Services

Digital services – Digital marketing revenue includes targeted and multi-channel advertising placed on third-party websites, content development, social media management, search optimization, and other consulting. Adoption of the new revenue guidance resulted in a revenue decrease of $939 and $1,952 for the three and six months ended June 30, 2018, respectively. In addition, in the first quarter of 2018, the segment had attrition of six accounts with significant pass-through revenue in 2017.

Other services –  Other services revenue increased $344 and $572 in the three and six months ended June 30,  2018,  respectively, due to the sale of promotional merchandise by MarketingFX.

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     20

Circulation revenue

Circulation revenue was 35.0 percent and 35.5 percent of total revenue for the three and six months ended June 30, 2018, respectively, and 30.3 percent and 30.9 percent for the three and six months ended June 30, 2017, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Percentage Change	2017	2018	Percentage Change	2017
Publishing
Circulation	$17,921	(6.1)%	$19,088	$35,668	(6.8)%	$38,254

Revenue decreased primarily due to home delivery revenue, driven by a volume decline of 11.1 percent and 10.7 percent,  for the three and six months ended June 30, 2018, respectively. Single copy revenue also decreased compared to prior year, due to a decline in single copy paid print circulation volume of 23.8 percent and 23.2 percent, for the three and six months ended June 30, 2018, respectively. The single copy volume decline was partially offset by an increase in single copy rates.  Volume declines in circulation revenue have been more pronounced with single copy sales. Price increases and supplemental editions are critical to maintaining the revenue base to support this product. Also contributing to the decline was the adoption of the new revenue guidance. Revenue declined by $269 and $527 for the three and six months ended June 30, 2018,  respectively, related to the grace period for home delivery subscriptions where the Company recorded revenue for newspapers delivered after a subscription expires. Prior to adoption, non-payment of grace was recorded as bad debt expense. However, under the new guidance revenue is reduced.

Printing, distribution and other revenue

Printing, distribution and other revenue was 13.4 percent and 12.7 percent of total revenue for the three and six months ended June 30, 2018, respectively, and 12.6 percent and 11.7 percent for the three and six months ended June 30, 2017, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Percentage Change	2017	2018	Percentage Change	2017
Publishing
Printing, Distribution and Other	$6,851	(14.1)%	$7,979	$12,816	(11.7)%	$14,510

The Company aggressively markets the capacity of its printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. Revenue decreased in the three and six months ended June 30, 2018, due to a decrease in event-related revenue, a decrease in commercial printing volumes and a discontinued product line.

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     21

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Percentage Change	2017	2018	Percentage Change	2017
Publishing
Employee compensation and benefits	$18,376	(17.8)%	$22,359	$39,691	(16.9)%	$47,760
Other production, distribution and operating costs	21,245	(18.7)%	26,119	42,498	(17.4)%	51,445
Newsprint, ink and other supplies	5,170	(9.4)%	5,705	10,311	(9.0)%	11,334
Depreciation	2,498	(7.7)%	2,706	4,934	(5.1)%	5,197
Asset impairments	(22)	N/A	—	(22)	(109.6)%	228
Marketing Services
Employee compensation and benefits	3,153	(6.0)%	3,353	6,510	(2.6)%	6,686
Other production, distribution and operating costs	1,588	(56.1)%	3,617	3,349	(49.4)%	6,617
Newsprint, ink and other supplies	291	1.0%	288	461	(17.7)%	560
Depreciation	37	76.2%	21	74	105.6%	36
Amortization	200	0.5%	199	400	0.3%	399
Total Operating Costs and Expense	$52,536	(18.4)%	$64,367	$108,206	(16.9)%	$130,262

Publishing

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards employee benefit plans. Employee compensation and benefits decreased $3,983 and $8,069 in the three and six months ended June 30, 2018,  respectively, primarily due to headcount reductions within the Company.

Other production, distribution and operating costs – Expense decreased in the Company’s Publishing segment reflecting savings as the Company continues to manage discretionary spending. In addition to the reduction of expense related to adoption of the new revenue guidance, savings were generated by reductions in temporary services, as well as distribution expense related to delivery of the Company’s various publications and products.

Newsprint, ink and other supplies –  Expense decreased due to reduced newsprint costs associated with lower circulation volumes. Newsprint consumption for the three months ended June 30, 2018 and 2017, approximated 5,014 and 5,919 metric tons, respectively, at an average cost per metric ton of $645 and $561, respectively. Newsprint consumption for the six months ended June 30, 2018 and 2017, approximated 10,013 and 11,754, respectively, at an average cost per metric ton of $626 and $562, respectively. The average purchase price for newsprint was $673 and $559 for the three months ended June 30, 2018 and 2017, respectively, and $644 and $562 for the six months ended June 30, 2018 and 2017, respectively.

Depreciation – Expense decreased in the three and six months ended June 30, 2018, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated.

Asset impairments – In the six months ended June 30, 2017, operating costs and expense for the Publishing segment reflect a noncash goodwill impairment charge of $228.

Marketing Services

Employee compensation and benefits – Expense decreased in the three and six months ended June 30,  2018, primarily due to a reduction in variable compensation,  partially offset by an increase in benefits expense due to the segment moving to the Company’s fully-insured health plan.

Other production, distribution and operating costs – Expense decreased $2,029 and $3,268 in the three and six months ended June 30, 2018,  respectively, primarily due to the adoption of the new revenue guidance and a decrease in digital service fees.

Newsprint, ink and other supplies – Expense remained flat in the three months ended June 30, 2018, and decreased in the six months ended June 30,  2018, primarily due to a decrease in promotional material printing costs associated with MarketingFX.

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     22

Depreciation – Marketing Services’ cost structure is primarily labor driven. Capital purchases are required to support technology investments.  Capital assets are primarily depreciated over a life of three years.

Amortization –  Expense is primarily related to customer lists associated with DMV Holdings.

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Percentage Change	2017	2018	Percentage Change	2017
Other income, net	$891	16.3%	$766	$1,779	38.1%	$1,288

Income tax provision (benefit)	$58	(80.2)%	$293	$(1,257)	(600.8)%	$251

Other income (expense) – Other income (expense), net includes gain (loss) on disposal of fixed assets and gain (loss) from investments.

Net periodic pension and other post-employment expense (benefit) is now included in non-operating income (expense) in the Consolidated Statements of Operations; see Note 1 – Basis of Presentation and Recently Issued Accounting Standards. As a result of adopting the new retirement benefits guidance,  other income, net increased by the net periodic pension and other post-employment benefit of $931 and $1,861 for the three and six months ended June 30, 2018, respectively,  and $859 and $1,718 for the three and six months ended June 30, 2017, respectively.

Tax provision – The income tax provision (benefit) was calculated using the newly enacted income tax rate of 21 percent,  resulting in a $398 decrease in income tax benefit for the six months ended June 30, 2018. Effective income tax rates were 21.7 percent and (5.0) percent for the six months ended June 30, 2018 and 2017, respectively. The effective income tax rate for the six months ended June 30, 2018, was due to changes in the valuation allowance, an increase in the net operating loss deferred tax asset and the effect of the Texas margin tax.

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

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     23

Liquidity and Capital Resources

The Company’s cash balances as of June 30, 2018 and December 31, 2017, were $56,751 and $57,660, respectively.

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

Operating Cash Flows

Net cash provided by operating activities for the six months ended months ended June 30, 2018 and 2017,  was $7,165 and $2,522, respectively. Cash flows from operating activities increased by $4,643 during the six months ended June 30, 2018, when compared to the prior year period, primarily due to changes in working capital and other operating assets and liabilities and a federal income tax refund of $3,210; see Note 7 – Income Taxes.

Investing Cash Flows

Net cash used for investing activities was $3,697 and $4,789 for the six months ended June 30, 2018 and 2017, respectively, all of which was attributable to capital spending.

Financing Cash Flows

Net cash used for financing activities was $4,377 and $12,948 for the six months ended June 30, 2018 and 2017, respectively. Cash flows used for financing activities decreased in 2018 compared to 2017, due to the first quarter 2017 acquisitions of the remaining interests in DMV Holdings and Speakeasy for a purchase price of $7,120 and $2,111, respectively. Cash used for financing activities included dividend payments of $3,552 and $3,538 in 2018 and 2017, respectively. Additionally, in 2018, the Company purchased 160,180 shares of its Series A common stock at a cost of $825 under its share repurchase program.

Financing Arrangements

None.

Contractual Obligations

Under the applicable tax and labor laws governing pension plan funding, no contributions to the A. H. Belo Pension Plans are required in 2018.

On May 16, 2018, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on August 17, 2018, which is payable on September 7, 2018.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2017, filed on March 16, 2018, with the Securities and Exchange Commission (“SEC”).

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     24

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

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     25

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

These improvements are targeted at strengthening the Company’s internal control over financial reporting and remediating the 2017 material weaknesses. The Company remains committed to an effective internal control environment and management believes that these actions, and the improvements management expects to achieve as a result, will effectively remediate the 2017 material weaknesses. However, the material weaknesses in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. The Company expects that the remediation of the 2017 material weaknesses will be completed by December 31, 2018.

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

Except as related to the adoption of the new revenue guidance (Topic 606) and the material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the second fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     26

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

Issuer Purchases of Equity Securities

The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. In the fourth quarter of 2017, the Company resumed open market repurchases under a repurchase plan agreement limited to a total of $2,500. During the second quarter of 2018, the Company repurchased 51,402 shares of its Series A common stock at a total cost of $270. All purchases were made through open market transactions and were recorded as treasury stock.

The following table contains information for shares repurchased during the second quarter of 2018. None of the shares in this table were repurchased directly from any of the Company’s officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2018	36,091	$5.39	1,575,830	924,170
May 2018	3,100	5.63	1,578,930	921,070
June 2018	12,211	4.75	1,591,141	908,859

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     27

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

3.1	*	Certificate of Formation of A. H. Belo Corporation (successor to A. H. Belo Texas, Inc.)(Exhibit 3.1 to the April 23, 2018 Form 8-K)
3.2	*

Certificate of Merger (Delaware) of A. H. Belo Corporation with and into A. H. Belo Texas, Inc. (Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2018 (Securities and Exchange Commission File No. 001-33741) (the “July 2, 2018 Form 8-K”))

3.3	*	Certificate of Merger (Texas) of A. H. Belo Corporation with and into A. H. Belo Texas, Inc. (Exhibit 3.4 to the July 2, 2018 Form 8-K)
3.4	*	Bylaws of A. H. Belo Corporation (successor to A. H. Belo Texas, Inc.) (Exhibit 3.2 to the April 23, 2018 Form 8-K)
4.1(a)	*	Certain rights of the holders of the Company’s Common Stock set forth in Exhibits 3.1‑3.4 above
4.1(b)	*	Description of Capital Stock (Exhibit 4.1 to the July 2, 2018 Form 8-K)
4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the July 2, 2018 Form 8-K)
4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the July 2, 2018 Form 8-K)
10.1	*	Material Contracts
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

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     28

Exhibit Number		Description
		(7)	*

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

			*	(d)	Fourth Amendment to the A. H. Belo Savings Plan (Exhibit 10.2 to the July 2, 2018 Form 8-K)
		~(2)	*

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

			*	(b)	Form of A. H. Belo 2017 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2 to the May 12, 2017 Form 8-K)
			*	(c)	First Amendment to the A. H. Belo 2017 Incentive Compensation Plan (Exhibit 10.1 to the July 2, 2018 Form 8-K)
		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     29

Exhibit Number	Description
	~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013)
	~(6)	*

Timothy M. Storer Employment Agreement dated March 2, 2017 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2017 (Securities and Exchange Commission File No. 001-33741) (the “March 6, 2017 Form 8-K”))

		*	(a)	Timothy M. Storer PBRSU Award Notice dated March 2, 2017 (Exhibit 10.2 to the March 6, 2017 Form 8-K)
		*	(b)	First Amendment to Timothy M. Storer Employment Agreement dated September 6, 2017 (Exhibit 10.1 to the September 8, 2017 Form 8-K)
		*	(c)	Timothy M. Storer Amended PBRSU Award Notice dated September 6, 2017 (Exhibit 10.2 to the September 8, 2017 Form 8-K)
	~(7)	*	James M. Moroney III Employment Agreement dated April 18, 2018 (Exhibit 10.1 to the Company’s April 18, 2018 Form 8-K)
10.3 *	Agreements relating to the separation of A. H. Belo from its former parent company:
	(1)	*

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

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS			**	XBRL Instance Document
101.SCH			**	XBRL Taxonomy Extension Scheme
101.CAL			**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	August 8, 2018

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     31

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation Second Quarter 2018 on Form 10-Q     32