Form 10-Q
period 2018-09-30
A. H. Belo Corp
filed 2018-10-30
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	October 26, 2018
Common Stock, $.01 par value	21,642,727

Total Common Stock consists of 19,173,172 shares of Series A Common Stock and 2,469,555 shares of Series B Common Stock.

A. H. BELO CORPORATION

FORM 10-Q

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q

PART I

Item 1.  Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except share and per share amounts (unaudited)	2018	2017	2018	2017
Net Operating Revenue:
Advertising and marketing services	$25,260	$34,875	$77,398	$106,101
Circulation	17,896	18,845	53,564	57,099
Printing, distribution and other	5,896	6,839	18,712	21,349
Total net operating revenue	49,052	60,559	149,674	184,549
Operating Costs and Expense:
Employee compensation and benefits	21,174	24,642	67,375	79,088
Other production, distribution and operating costs	20,939	27,460	66,786	85,522
Newsprint, ink and other supplies	5,528	5,648	16,300	17,542
Depreciation	2,514	2,607	7,522	7,840
Amortization	199	200	599	599
Asset impairments	—	—	(22)	228
Total operating costs and expense	50,354	60,557	158,560	190,819
Operating income (loss)	(1,302)	2	(8,886)	(6,270)
Other income, net	862	2,588	2,641	3,876
Income (Loss) Before Income Taxes	(440)	2,590	(6,245)	(2,394)
Income tax provision (benefit)	596	10	(661)	261
Net Income (Loss)	$(1,036)	$2,580	$(5,584)	$(2,655)

Per Share Basis
Net income (loss)
Basic and diluted	$(0.05)	$0.12	$(0.26)	$(0.13)
Number of common shares used in the per share calculation:
Basic	21,709,557	21,753,166	21,761,110	21,729,212
Diluted	21,709,557	21,754,627	21,761,110	21,729,212

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     3

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (unaudited)	2018	2017	2018	2017
Net Income (Loss)	$(1,036)	$2,580	$(5,584)	$(2,655)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	158	5,967	473	6,080
Actuarial gains	—	3,648	—	3,648
Total other comprehensive income, net of tax	158	9,615	473	9,728
Total Comprehensive Income (Loss)	$(878)	$12,195	$(5,111)	$7,073

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     4

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
In thousands, except share amounts (unaudited)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$58,471	$57,660
Accounts receivable (net of allowance of $703 and $1,055 at September 30, 2018 and December 31, 2017, respectively)	19,759	26,740
Inventories	4,193	3,171
Prepaids and other current assets	6,631	13,734
Assets held for sale	1,089	1,089
Total current assets	90,143	102,394
Property, plant and equipment, at cost	421,773	418,730
Less accumulated depreciation	(394,479)	(387,024)
Property, plant and equipment, net	27,294	31,706
Intangible assets, net	3,474	4,073
Goodwill	13,973	13,973
Deferred income taxes, net	6,679	5,355
Other assets	4,123	5,347
Total assets	$145,686	$162,848
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,064	$10,303
Accrued compensation and benefits	6,460	8,243
Other accrued expense	5,582	4,275
Advance subscription payments	11,095	11,670
Total current liabilities	30,201	34,491
Long-term pension liabilities	19,746	23,038
Other post-employment benefits	1,165	2,052
Other liabilities	7,533	5,568
Total liabilities	58,645	65,149
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,851,728 and 20,700,292 shares at September 30, 2018 and December 31, 2017, respectively	209	208
Series B: issued 2,469,555 and 2,469,755 shares at September 30, 2018 and December 31, 2017, respectively	24	24
Treasury stock, Series A, at cost; 1,641,925 and 1,430,961 shares held at September 30, 2018 and December 31, 2017, respectively	(12,358)	(11,302)
Additional paid-in capital	495,842	494,989
Accumulated other comprehensive loss	(24,459)	(24,932)
Accumulated deficit	(372,217)	(361,288)
Total shareholders’ equity	87,041	97,699
Total liabilities and shareholders’ equity	$145,686	$162,848

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     5

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2016	20,620,461	2,472,680	$231	$499,552	(1,416,881)	$(11,233)	$(39,308)	$(361,324)	$1,234	$89,152
Net loss	—	—	—	—	—	—	—	(2,655)	—	(2,655)
Other comprehensive income	—	—	—	—	—	—	9,728	—	—	9,728
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(118)	(118)
Issuance of shares for restricted stock units	76,906	—	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	—	775	—	—	—	—	—	775
Purchases of noncontrolling interests				(5,506)					(1,116)	(6,622)
Conversion of Series B to Series A	525	(525)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(5,324)	—	(5,324)
Balance at September 30, 2017	20,697,892	2,472,155	$232	$494,820	(1,416,881)	$(11,233)	$(29,580)	$(369,303)	$—	$84,936
Balance at December 31, 2017	20,700,292	2,469,755	$232	$494,989	(1,430,961)	$(11,302)	$(24,932)	$(361,288)	$—	$97,699
Net loss	—	—	—	—	—	—	—	(5,584)	—	(5,584)
Other comprehensive income	—	—	—	—	—	—	473	—	—	473
Treasury stock purchases	—	—	—	—	(210,964)	(1,056)	—	—	—	(1,056)
Issuance of shares for restricted stock units	151,236	—	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	—	854	—	—	—	—	—	854
Conversion of Series B to Series A	200	(200)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(5,345)	—	(5,345)
Balance at September 30, 2018	20,851,728	2,469,555	$233	$495,842	(1,641,925)	$(12,358)	$(24,459)	$(372,217)	$—	$87,041

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     6

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In thousands (unaudited)	2018	2017
Operating Activities
Net loss	$(5,584)	$(2,655)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	8,121	8,439
Net periodic benefit and contributions related to employment benefit plans	(2,791)	(16,667)
Share-based compensation	854	775
Deferred income taxes	(1,324)	—
Loss on investment related activity	—	250
(Gain) loss on disposal of fixed assets	212	(7,118)
Asset impairments	(22)	228
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	6,981	3,200
Inventories, prepaids and other current assets	6,081	(663)
Other assets	1,224	568
Accounts payable	(3,239)	85
Compensation and benefit obligations	(1,872)	(932)
Other accrued expenses	4,396	(62)
Advance subscription payments	(575)	(1,064)
Other post-employment benefits	(915)	(174)
Net cash provided by (used for) operating activities	11,547	(15,790)
Investing Activities
Purchases of assets	(4,344)	(7,837)
Sales of assets	—	8,252
Purchases of investments	—	(18)
Net cash provided by (used for) investing activities	(4,344)	397
Financing Activities
Purchases of noncontrolling interests	—	(9,231)
Dividends paid	(5,336)	(5,313)
Distributions to noncontrolling interests	—	(179)
Purchases of treasury stock	(1,056)	—
Net cash used for financing activities	(6,392)	(14,723)
Net increase (decrease) in cash and cash equivalents	811	(30,116)
Cash and cash equivalents, beginning of period	57,660	80,071
Cash and cash equivalents, end of period	$58,471	$49,955

Supplemental Disclosures
Income tax paid, net (refund)	$(6,408)	$1,200
Noncash investing and financing activities:
Investments in property, plant and equipment payable	97	228
Dividends payable	1,783	1,775

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     7

A. H. Belo Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1:  Basis of Presentation and Recently Issued Accounting Standards

Description of Business.    A. H. Belo Corporation and subsidiaries are referred to collectively herein as “A. H. Belo” or the “Company.” The Company, headquartered in Dallas, Texas, is the leading local news and information publishing company in Texas with commercial printing, distribution and direct mail capabilities, as well as a presence in emerging media and digital marketing. While focusing on extending the Company’s media platforms, A. H. Belo delivers news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles. The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences.  In December 2017, the Company completed the sale of the Denton Record-Chronicle and the Company no longer owns newspaper operations in Denton, Texas.

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

Recently Adopted Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers (Topic 606). This guidance prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The core principle contemplated by this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Since May 2014, the FASB issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, noncash considerations, contract modifications, and completed contracts at transition. The new guidance will supersede virtually all existing revenue guidance under GAAP and is effective for fiscal years beginning after December 15, 2017. There are two transition options available to entities, the full retrospective approach, in which the Company would restate prior periods, or the modified retrospective approach. The Company adopted ASU 2014-09 using the modified retrospective approach as of January 1, 2018;  see Note 3 – Revenue.

In March 2017, the FASB issued ASU 2017-07 – Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update clarifies the presentation and classification of the components of net periodic benefit cost in the Consolidated Statement of Operations. Specifically, this standard requires the service cost component of net periodic benefit cost to be recorded in the same income statement line as other employee compensation costs and all other components of net periodic benefit cost must be presented as non-operating items. The Company adopted this standard retrospectively as of January 1, 2018. The Company’s defined benefit plans have been frozen, so the Company is no longer incurring service costs related to the plans. Therefore, the entire net periodic pension and other post-employment expense (benefit) will be presented in the Consolidated Statements of Operations in other income, net.

As a result of adopting this guidance, total operating costs and expense decreased $5,051 and $3,333 for the three and nine months ended September 30, 2017, respectively, with the offsetting change recorded to other income, net.  There was no impact to net income (loss), retained earnings and earnings per share. In the third quarter of 2017, the Company completed a de-risking transaction to reduce the Company’s pension liability, which resulted in a charge to pension expense of $5,911; see Note 8 – Pension and Other Retirement Plans.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     8

New Accounting Pronouncements.    The FASB issued the following accounting pronouncements and guidance, which may be applicable to the Company but have not yet become effective.

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). This update requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases. The liability will be equal to the present value of lease payments. The asset will generally be based on the liability. For income statement purposes operating leases will result in straight-line expense and finance leases will result in expenses similar to current capital leases. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. Since February 2016, the FASB issued clarifying updates to the new standard that did not change the core principle of ASU 2016-02. The new guidance will supersede virtually all existing lease guidance under GAAP and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.

The Company currently anticipates adopting ASU 2016-02 on January 1, 2019, using the modified retrospective approach and expects to elect certain available transitional practical expedients.  The Company is reviewing its various lease agreements and in the third quarter of 2018, implemented new lease management software. Based on progress to date, the Company believes it will have a significant impact related to how it accounts for real estate operating leases. Upon adoption, the Company expects to record additional assets and liabilities related to leases, but has not yet quantified its impact on the Company's consolidated financial statements. The Company is continuing to assess the potential impact of adopting the new standard and expects the assessment to be completed in the fourth quarter of 2018.

In August 2018, the FASB issued ASU 2018-14 – Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This update modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that are no longer considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant. The guidance will be effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update clarifies the accounting for implementation costs incurred in a cloud computing arrangement, or hosting arrangement, that is a service contract. Costs for implementation activities incurred during the application development stage will be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages will be expensed as the activities are performed. The capitalized implementation costs will be expensed over the term of the hosting arrangement. The guidance will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

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

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     9

The tables below set forth summarized financial information for the Company’s reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Publishing	$43,719	$52,603	$133,251	$160,916
Marketing Services	5,333	7,956	16,423	23,633
Total	$49,052	$60,559	$149,674	$184,549

Operating Income (Loss)
Publishing	$(1,554)	$(834)	$(9,434)	$(8,485)
Marketing Services	252	836	548	2,215
Total	$(1,302)	$2	$(8,886)	$(6,270)

Noncash Expenses
Publishing
Depreciation	$2,455	$2,565	$7,389	$7,762
Asset impairments	—	—	(22)	228
Pension settlement	—	5,911	—	5,911
Total	$2,455	$8,476	$7,367	$13,901

Marketing Services
Depreciation	$59	$42	$133	$78
Amortization	199	200	599	599
Total	$258	$242	$732	$677

	September 30,	December 31,
	2018	2017
Total Assets
Publishing	$124,199	$137,409
Marketing Services	21,487	25,439
Total	$145,686	$162,848

Net periodic pension and other post-employment expense (benefit) is now included in other income, net in the Consolidated Statements of Operations; see Note 1 – Basis of Presentation and Recently Issued Accounting Standards.  As a result of adopting this guidance,  Publishing operating costs and operating loss decreased $5,051 and $3,333 for the three and nine months ended September 30, 2017, respectively. In the third quarter of 2017, the Company completed a de-risking transaction to reduce the Company’s pension liability, which resulted in a charge to pension expense of $5,911; see Note 8 – Pension and Other Retirement Plans.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     10

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

The table below sets forth the impact on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2018, due to the adoption of the new revenue guidance. There was no impact to opening retained earnings.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption	Effect of Change (Decrease)	As Reported	Balances Without Adoption	Effect of Change (Decrease)
Revenue
Advertising and marketing services	$25,260	$28,278	$(3,018)	$77,398	$86,175	$(8,777)
Circulation	17,896	18,158	(262)	53,564	54,353	(789)

Expenses
Other production, distribution and operating costs	$20,939	$24,219	$(3,280)	$66,786	$76,352	$(9,566)

The impact to advertising and marketing services revenue was related to digital advertising placed on third-party websites where the Company acted as an agent. Prior to adoption, such revenue was generally recorded gross, but under the new standard this revenue is recorded net. The impact to circulation revenue was related to home delivery subscriptions where the Company recorded revenue for the grace period of newspapers delivered after a subscription expires. Prior to adoption, any non-payment of grace was recorded as bad debt expense, but under the new standard this is considered variable consideration and revenue is directly reduced for the non-payment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Advertising revenue	$19,927	$26,919	$60,975	$82,468
Digital services	4,191	6,194	12,740	19,902
Other services	1,142	1,762	3,683	3,731
Advertising and marketing services	25,260	34,875	77,398	106,101
Circulation	17,896	18,845	53,564	57,099
Printing, distribution and other	5,896	6,839	18,712	21,349
Total Revenue	$49,052	$60,559	$149,674	$184,549

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

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     11

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

Advertising and marketing services revenue is primarily recognized at a point in time when the ad or service is complete and delivered, based on the customers’ contract price. In addition, certain digital advertising revenue related to website access is recognized over time, based on the customers’ monthly rate.

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

Remaining Performance Obligations

The Company has various Publishing advertising contracts and Marketing Services digital services contracts that range from 13 months to 36 months. The Company recognizes revenue on the advertising contracts over the term of the agreement at a point in time when the service or product is delivered. The Company recognizes revenue on the digital services contracts over time, based on the customers’ monthly rate. At September 30, 2018, the remaining performance obligation was $2,105. The Company expects to recognize $542 over the remainder of 2018 and $1,563 thereafter.

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The short-term and long-term deferred revenue balance as of September 30, 2018, was $11,376. In the nine months ended September 30, 2018, the balance increased  $33,  primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $9,545 of revenue recognized that was included in the deferred revenue balance as of December 31, 2017.

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

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     12

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

Pro-rata distributions.    In connection with the 2015 acquisition of 80 percent voting interest in DMV Holdings, the shareholder agreement provided for a pro-rata distribution of 50 percent and 100 percent of DMV Holdings’ free cash flow for fiscal years 2016 and 2015, respectively. Free cash flow is defined as earnings before interest, taxes, depreciation and amortization less capital expenditures, debt amortization and interest expense, as applicable. In the nine months ended September 30, 2017, the Company recorded pro-rata distributions to noncontrolling interests of $163 in connection with this agreement based on 2016 free cash flow as defined.

Note 5:  Goodwill and Intangible Assets

The table below sets forth goodwill and other intangible assets by reportable segment as of September 30, 2018 and December 31, 2017.  In the first quarter of 2017, the Company reorganized reporting units based on reporting structure and the go-to-market for the Company’s service and product offerings. The Company’s Publishing and Marketing Services segments each operate as a single reporting unit.

	September 30,	December 31,
	2018	2017
Goodwill
Marketing Services	$13,973	$13,973

Intangible Assets
Marketing Services
Cost	$6,470	$6,470
Accumulated Amortization	(2,996)	(2,397)
Net Carrying Value	$3,474	$4,073

Marketing Services’ intangible assets consist of $4,950 of customer relationships with estimated useful lives of 10 years and $1,520 of developed technology with an estimated useful life of five years. In 2017, the Publishing segment’s fully amortized intangible assets were written-off and had no remaining useful life. Aggregate amortization expense was $199 and $599 for the three and nine months ended September 30, 2018, respectively, and $200 and $599 for the three and nine months ended September 30, 2017, respectively.

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

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     13

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

Stock Options.    Stock options granted under the Plan are fully vested and exercisable. No options have been granted since 2009, and all compensation expense associated with stock options has been fully recognized as of September 30, 2018.

The table below sets forth a summary of stock option activity under the Plan.

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	100,344	$6.46
Canceled	(97,344)	6.60
Outstanding at September 30, 2018	3,000	2.05

As of September 30, 2018, the aggregate intrinsic value of outstanding options was $8 and the weighted average remaining contractual life of the Company’s stock options was less than one year. No options were exercised in the nine months ended September 30, 2018 and 2017.

Restricted Stock Units.    The Company’s RSUs have service and/or performance conditions and, subject to retirement eligibility, vest over a period of up to three years. Vested RSUs are redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of up to three years. As of September 30, 2018, the liability for the portion of the awards to be redeemed in cash was $939, which is included in other liabilities in the Consolidated Balance Sheet.

The table below sets forth a summary of RSU activity under the Company’s long-term incentive plans.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock	Weighted Average Price on Date of Grant
Non-vested at December 31, 2017	224,053				$6.07
Granted	348,455				5.05
Canceled	(3,711)				6.06
Vested and outstanding	(184,774)				5.38
Vested and issued	(114,248)	68,543	45,705	$235	6.29
Non-vested at September 30, 2018	269,775				5.13

In the nine months ended September 30, 2018, the Company issued 82,693 shares of Series A common stock and 55,128 shares were redeemed in cash for RSUs that were previously vested as of December 31, 2017. In addition, 337,778 and 290,825 RSUs were vested and outstanding as of September 30, 2018 and December 31, 2017, respectively.

The fair value of RSU grants is determined using the closing trading price of the Company’s Series A common stock on the grant date. As of September 30, 2018, unrecognized compensation expense related to non-vested RSUs totaled $1,193, which is expected to be recognized over a weighted average period of 2.1 years.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     14

Compensation Expense.     A. H. Belo recognizes compensation expense for awards granted under the Company’s long-term incentive plans over the vesting period of the award. Compensation expense related to granted RSUs is set forth in the table below.

	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
Three Months Ended September 30,
2018	$134	$112	$246
2017	149	82	231
Nine Months Ended September 30,
2018	$854	$424	$1,278
2017	775	399	1,174

Note 7:  Income Taxes

The Company calculates the income tax provision based on the year-to-date pretax loss adjusted for permanent differences and discrete items on a pro-rata basis. Due to the volatility of the newspaper industry, reliable forecasting is unavailable. As such, a discrete tax rate was calculated for the period.

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

The Company recognized income tax provision (benefit) of $596 and $10 for the three months ended September 30, 2018 and 2017, respectively, and $(661) and $261 for the nine months ended September 30, 2018 and 2017, respectively. The income tax provision (benefit) was calculated using the newly enacted income tax rate of 21 percent. The change in income tax rate from 35 percent to 21 percent, resulted in a $669 decrease in income tax benefit for the nine months ended September 30, 2018. Effective income tax rates were 10.6 percent and (10.9) percent for the nine months ended September 30, 2018 and 2017, respectively. The effective income tax rate for the nine months ended September 30, 2018, was due to changes in the valuation allowance, an increase in the net operating loss deferred tax asset and the effect of the Texas margin tax. The change to the valuation allowance was a decrease of $60 for the nine months ended September 30, 2018, primarily due to the pension liability, accrued bonuses and the allowance for bad debt.

A refund of $4,095 was received in the third quarter of 2018, for a tax benefit recognized in 2017 related to a capital loss on the sale of the Denton Record-Chronicle in the fourth quarter of 2017, of which a portion was carried back against taxes paid in 2014. In the second quarter of 2018, the Company received a refund of $3,210 for a  tax benefit recognized in 2016 that was carried back against taxes paid in 2014. The 2016 tax benefit was the result of the abandonment of the Company’s ownership interest in Wanderful Media, LLC and the sale of the Company’s equity investment in Homesnap, Inc. in the fourth quarter of 2016.

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

No contributions are required to the A. H. Belo Pension Plans in 2018 under the applicable tax and labor laws governing pension plan funding. In the third quarter of 2017, the Company made a voluntary contribution of $20,000 to the Pension Plans and using the contribution, in addition to liquidating $23,391 of plan assets, transferred $43,391 of pension liabilities to an insurance company. As a result of this de-risking action, the Company reduced the number of participants in its Pension Plans by 796, or 36 percent.  In the three months ended September 30, 2017, a charge to pension expense for $5,911 was recorded to reflect the amortization of losses in

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     15

accumulated other comprehensive loss associated with this transaction. In addition, the projected benefit obligation was remeasured as of September 30, 2017, which resulted in an actuarial gain of $3,648 that was recorded to other comprehensive income (loss) in the three months ended September 30, 2017; see Note 9 – Shareholders’ Equity.  This transaction occurred on September 20, 2017, but the Company elected to use the measurement date practical expedient, allowing the Company to use September 30, 2017, as the alternative measurement date. No material transactions or changes in market conditions occurred between the transaction date and the alternative measurement date.

Net Periodic Pension Expense (Benefit)

The Company’s estimates of net periodic pension expense or benefit are based on the expected return on plan assets, interest on the projected benefit obligations and the amortization of actuarial gains and losses that are deferred in accumulated other comprehensive loss. The table below sets forth components of net periodic pension expense (benefit), which are included in other income, net in the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$1,796	$2,386	$5,389	$7,158
Expected return on plans' assets	(2,894)	(3,313)	(8,681)	(9,940)
Amortization of actuarial loss	168	75	503	224
Recognized settlement loss	—	5,911	—	5,911
Net periodic pension expense (benefit)	$(930)	$5,059	$(2,789)	$3,353

Defined Contribution Plans.   The A. H. Belo Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. During the three months ended September 30, 2018 and 2017, the Company recorded expense of $199 and $175, respectively, and during the nine months ended September 30, 2018 and 2017, the Company recorded expense of $653 and $670, respectively, for matching contributions to the Savings Plan.

Note 9:  Shareholders’ Equity

Dividends.    On September 5, 2018, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on November 16, 2018, which is payable on December 7, 2018. During the three months ended September 30, 2018, the Company recorded $1,783 to accrue for dividends declared but not yet paid.

Treasury Stock.   The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. In the fourth quarter of 2017, the Company resumed open market repurchases under a repurchase plan agreement limited to a total of $2,500.  During the third quarter of 2018, the Company repurchased 50,784 shares of its Series A common stock at a total cost of $231.

Outstanding Shares.    The Company had Series A and Series B common stock outstanding of 19,209,803 and 2,469,555, respectively, net of treasury shares at September 30, 2018. At December 31, 2017, the Company had Series A and Series B common stock outstanding of 19,269,331 and 2,469,755, respectively, net of treasury shares.

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

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     16

The tables below set forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Three Months Ended September 30,
	2018			2017
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(24,617)	$(25,099)	$482	$(39,195)	$(39,588)	$393
Amortization	158	168	(10)	5,967	5,986	(19)
Actuarial gains	—	—	—	3,648	3,648	—
Balance, end of period	$(24,459)	$(24,931)	$472	$(29,580)	$(29,954)	$374

	Nine Months Ended September 30,
	2018			2017
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(24,932)	$(25,434)	$502	$(39,308)	$(39,737)	$429
Amortization	473	503	(30)	6,080	6,135	(55)
Actuarial gains	—	—	—	3,648	3,648	—
Balance, end of period	$(24,459)	$(24,931)	$472	$(29,580)	$(29,954)	$374

Note 10:  Earnings Per Share

The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings (Numerator)
Net income (loss)	$(1,036)	$2,580	$(5,584)	$(2,655)
Less: dividends to participating securities	48	35	142	117
Net income (loss) available to common shareholders	$(1,084)	$2,545	$(5,726)	$(2,772)

Shares (Denominator)
Weighted average common shares outstanding (basic)	21,709,557	21,753,166	21,761,110	21,729,212
Effect of dilutive securities	—	1,461	—	—
Adjusted weighted average shares outstanding (diluted)	21,709,557	21,754,627	21,761,110	21,729,212

Earnings Per Share
Basic and diluted	$(0.05)	$0.12	$(0.26)	$(0.13)

Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

The Company considers outstanding stock options and RSUs in the calculation of earnings per share. A  total of 610,553 and 615,222 options and RSUs outstanding as of September 30, 2018 and 2017, respectively, were excluded from the calculation because the effect was anti-dilutive.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     17

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

Note 12:  Sales of Assets

Sales of Assets.    Assets held for sale include long-lived assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale. In the fourth quarter of 2017, the Company announced real estate assets in downtown Dallas, Texas, previously used as the corporate headquarters, are available for sale. These assets, with a total carrying value of $1,089, are reported as assets held for sale as of September 30, 2018 and December 31, 2017. See Note 13 – Subsequent Events for additional information.

In September 2017, the Company completed the sale of one parcel of land and received net cash proceeds of $8,252, generating a gain of approximately $5,000.

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

Note 13:  Subsequent Events

On October 29, 2018, the Company entered into a definitive agreement to sell real estate assets in downtown Dallas, Texas, previously used as the corporate headquarters, for $33,000. The expected close date is December 28, 2018, and the Company expects to recognize net cash proceeds of approximately $32,000.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     18

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

OVERVIEW

A. H. Belo, headquartered in Dallas, Texas, is the leading local news and information publishing company in Texas with commercial printing, distribution and direct mail capabilities, as well as a presence in emerging media and digital marketing. While focusing on extending the Company’s media platforms, A. H. Belo delivers news and information in innovative ways to a broad spectrum of audiences with diverse interests and lifestyles.

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

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     19

RESULTS OF OPERATIONS

Consolidated Results of Operations

This section contains discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three and nine months ended September 30, 2018 and 2017. Net periodic pension and other post-employment expense (benefit) is now included in other income, net in the Consolidated Statements of Operations; see Note 1 – Basis of Presentation and Recently Issued Accounting Standards.  As a result of adopting this guidance, total operating costs and expense decreased $5,051 and $3,333 for the three and nine months ended September 30, 2017, respectively. In the third quarter of 2017, the Company completed a de-risking transaction to reduce the Company’s pension liability, which resulted in a charge to pension expense of $5,911; see Note 8 – Pension and Other Retirement Plans.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Percentage Change	2017	2018	Percentage Change	2017
Publishing
Advertising and marketing services	$19,927	(26.0)%	$26,919	$60,975	(26.1)%	$82,468
Circulation	17,896	(5.0)%	18,845	53,564	(6.2)%	57,099
Printing, distribution and other	5,896	(13.8)%	6,839	18,712	(12.4)%	21,349
Total Net Operating Revenue	43,719	(16.9)%	52,603	133,251	(17.2)%	160,916

Total Operating Costs and Expense	45,273	(15.3)%	53,437	142,685	(15.8)%	169,401

Operating Loss	$(1,554)	(86.3)%	$(834)	$(9,434)	(11.2)%	$(8,485)

Marketing Services
Advertising and marketing services	$5,333	(33.0)%	$7,956	$16,423	(30.5)%	$23,633
Total Net Operating Revenue	5,333	(33.0)%	7,956	16,423	(30.5)%	23,633

Total Operating Costs and Expense	5,081	(28.6)%	7,120	15,875	(25.9)%	21,418

Operating Income	$252	(69.9)%	$836	$548	(75.3)%	$2,215

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

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     20

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

Advertising and marketing services revenue

Advertising and marketing services revenue was 51.5 percent and 51.7 percent of total revenue for the three and nine months ended September 30, 2018, respectively, and 57.6 percent and 57.5 percent for the three and nine months ended September 30, 2017, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Percentage Change	2017	2018	Percentage Change	2017
Publishing
Advertising revenue	$19,927	(26.0)%	$26,919	$60,975	(26.1)%	$82,468
Marketing Services
Digital services	4,191	(32.3)%	6,194	12,740	(36.0)%	19,902
Other services	1,142	(35.2)%	1,762	3,683	(1.3)%	3,731
Advertising and Marketing Services	$25,260	(27.6)%	$34,875	$77,398	(27.1)%	$106,101

Publishing

Advertising Revenue  – The Company has a comprehensive portfolio of print and digital advertising products, which include display, classified, preprint and digital advertising. Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Display revenue decreased in the three and nine months ended September 30,  2018, primarily due to lower retail advertising in substantially all categories. In retail, the financial, department store, furniture, real estate, medical and other retail categories experienced the greatest declines with a combined revenue decrease of approximately $725 and $2,355 for the three and nine months ended September 30, 2018, respectively. The revenue decrease was driven by a retail volume decline of 30.9 percent and 26.9 percent for the three and nine months ended September 30, 2018, respectively. Classified print revenue decreased in the three and nine months ended September 30, 2018, as a result of revenue declines in all categories, with the largest declines in automotive and real estate.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased due to a volume decline in home delivery mail advertising and preprint newspaper inserts, consistent with the decline in circulation volumes discussed below.

Digital Publishing revenue is primarily comprised of banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com, online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package and sales of online automotive classifieds on the cars.com platform.  Revenue decreased primarily due to the adoption of the new revenue guidance; see Note 1 – Basis of Presentation and Recently Issued Accounting Standards. Under the new revenue guidance, digital advertising on third-party websites, where the Company acts as an agent, is recorded net. Prior to adoption, such revenue was generally recorded gross.

Marketing Services

Digital services – Digital marketing revenue includes targeted and multi-channel advertising placed on third-party websites, content development, social media management, search optimization, and other consulting.  Adoption of the new revenue guidance resulted in a revenue decrease of $1,004 and $2,956 for the three and nine months ended September 30, 2018, respectively. In addition, in the first quarter of 2018, the segment had attrition of six accounts with significant pass-through revenue in 2017.

Other services –  Other services revenue decreased $620 and $48 in the three and nine months ended September 30,  2018,  respectively, due to a decrease in the sale of promotional merchandise by MarketingFX.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     21

Circulation revenue

Circulation revenue was 36.5 percent and 35.8 percent of total revenue for the three and nine months ended September 30, 2018, respectively, and 31.1 percent and 30.9 percent for the three and nine months ended September 30, 2017, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Percentage Change	2017	2018	Percentage Change	2017
Publishing
Circulation	$17,896	(5.0)%	$18,845	$53,564	(6.2)%	$57,099

Revenue decreased primarily due to home delivery revenue, driven by a volume decline of 14.4 percent and 13.5 percent,  for the three and nine months ended September 30, 2018, respectively. Single copy revenue also decreased compared to prior year, due to a decline in single copy paid print circulation volume of 24.4 percent and 24.8 percent, for the three and nine months ended September 30, 2018, respectively. The single copy volume decline was partially offset by an increase in single copy rates.  Volume declines in circulation revenue have been more pronounced with single copy sales. Price increases and supplemental editions are critical to maintaining the revenue base to support this product. Also contributing to the decline was the adoption of the new revenue guidance. Revenue declined by $262 and $789 for the three and nine months ended September 30, 2018,  respectively, related to the grace period for home delivery subscriptions where the Company recorded revenue for newspapers delivered after a subscription expires. Prior to adoption, non-payment of grace was recorded as bad debt expense. However, under the new guidance revenue is directly reduced.

Printing, distribution and other revenue

Printing, distribution and other revenue was 12.0 percent and 12.5 percent of total revenue for the three and nine months ended September 30, 2018, respectively, and 11.3 percent and 11.6 percent for the three and nine months ended September 30, 2017, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Percentage Change	2017	2018	Percentage Change	2017
Publishing
Printing, Distribution and Other	$5,896	(13.8)%	$6,839	$18,712	(12.4)%	$21,349

The Company aggressively markets the capacity of its printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. Revenue decreased in the three and nine months ended September 30, 2018, due to a decrease in event-related revenue, a decrease in commercial printing volumes and a discontinued product line.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     22

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Percentage Change	2017	2018	Percentage Change	2017
Publishing
Employee compensation and benefits	$18,323	(14.1)%	$21,333	$58,014	(16.0)%	$69,093
Other production, distribution and operating costs	19,175	(20.7)%	24,192	61,673	(18.5)%	75,637
Newsprint, ink and other supplies	5,320	(0.5)%	5,347	15,631	(6.3)%	16,681
Depreciation	2,455	(4.3)%	2,565	7,389	(4.8)%	7,762
Asset impairments	—	N/A	—	(22)	(109.6)%	228
Marketing Services
Employee compensation and benefits	2,851	(13.8)%	3,309	9,361	(6.3)%	9,995
Other production, distribution and operating costs	1,764	(46.0)%	3,268	5,113	(48.3)%	9,885
Newsprint, ink and other supplies	208	(30.9)%	301	669	(22.3)%	861
Depreciation	59	40.5%	42	133	70.5%	78
Amortization	199	(0.5)%	200	599	—%	599
Total Operating Costs and Expense	$50,354	(16.8)%	$60,557	$158,560	(16.9)%	$190,819

Publishing

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards employee benefit plans. Employee compensation and benefits decreased $3,010 and $11,079 in the three and nine months ended September 30, 2018,  respectively, primarily due to headcount reductions within the Company.

Other production, distribution and operating costs – Expense decreased $5,017 and $13,964 in the three and nine months ended September 30, 2018, respectively, reflecting savings as the Company continues to manage discretionary spending. Adoption of the new revenue guidance resulted in decreased expense of $3,280 and $9,566 for the three and nine months ended September 30, 2018, respectively. Additional savings were generated by reductions in advertising and promotion expense, legal fees,  and distribution expense related to delivery of the Company’s various publications and products.

Newsprint, ink and other supplies – Expense decreased due to reduced newsprint costs associated with lower circulation volumes. Newsprint consumption for the three months ended September 30, 2018 and 2017, approximated 4,541 and 5,721 metric tons, respectively, at an average cost per metric ton of $689 and  $560, respectively. Newsprint consumption for the nine months ended September 30, 2018 and 2017, approximated 14,554 and 17,475, respectively, at an average cost per metric ton of $646 and $561, respectively. The average purchase price for newsprint was $720 and $558 for the three months ended September 30, 2018 and 2017, respectively,  and $662 and $561 for the nine months ended September 30, 2018 and 2017, respectively.

Depreciation – Expense decreased in the three and nine months ended September 30, 2018, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated.

Asset impairments – In the nine months ended September 30, 2017, operating costs and expense for the Publishing segment reflect a noncash goodwill impairment charge of $228.

Marketing Services

Employee compensation and benefits – Expense decreased in the three and nine months ended September 30,  2018, primarily due to a reduction in variable compensation,  partially offset by an increase in benefits expense due to the segment moving to the Company’s fully-insured healthcare plan.

Other production, distribution and operating costs – Expense decreased $1,504 and $4,772 in the three and nine months ended September 30, 2018,  respectively, primarily due to the adoption of the new revenue guidance and a decrease in digital service fees.

Newsprint, ink and other supplies – Expense decreased in the three and nine months ended September 30,  2018, primarily due to a decrease in promotional material printing costs associated with MarketingFX.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     23

Depreciation – Marketing Services’ cost structure is primarily labor driven. Capital purchases are required to support technology investments.  Capital assets are primarily depreciated over a life of three years.

Amortization –  Expense is primarily related to customer lists associated with DMV Holdings.

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Percentage Change	2017	2018	Percentage Change	2017
Other income, net	$862	(66.7)%	$2,588	$2,641	(31.9)%	$3,876

Income tax provision (benefit)	$596	5,860.0%	$10	$(661)	(353.3)%	$261

Other income, net – Other income, net includes gain (loss) on disposal of fixed assets and gain (loss) from investments.

Net periodic pension and other post-employment expense (benefit) is now included in other income, net in the Consolidated Statements of Operations; see Note 1 – Basis of Presentation and Recently Issued Accounting Standards. As a result of adopting this guidance,  other income, net decreased $5,051 and $3,333 for the three and nine months ended September 30, 2017, respectively. In the third quarter of 2017, the Company completed a de-risking transaction to reduce the Company’s pension liability, which resulted in a charge to pension expense of $5,911; see Note 8 – Pension and Other Retirement Plans.

Income tax provision (benefit) – The Company recognized income tax provision (benefit) of $596 and $10 for the three months ended September 30, 2018 and 2017, respectively, and $(661) and $261 for the nine months ended September 30, 2018 and 2017, respectively. The income tax provision (benefit) was calculated using the newly enacted income tax rate of 21 percent. The change in income tax rate from 35 percent to 21 percent, resulted in a $669 decrease in income tax benefit for the nine months ended September 30, 2018. Effective income tax rates were 10.6 percent and (10.9) percent for the nine months ended September 30, 2018 and 2017, respectively. The effective income tax rate for the nine months ended September 30, 2018, was due to changes in the valuation allowance, an increase in the net operating loss deferred tax asset and the effect of the Texas margin tax.

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

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     24

Liquidity and Capital Resources

The Company’s cash balances as of September 30, 2018 and December 31, 2017,  were $58,471 and $57,660, respectively.

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue from Publishing operations is expected to continue to decline in future periods, operating contributions expected from the Company’s Marketing Services businesses and other cost cutting measures, are expected to be sufficient to fund operating activities and capital spending of approximately $1,000 over the remainder of the year. On October 29, 2018, the Company entered into a definitive agreement to sell real estate assets in downtown Dallas, Texas, previously used as the corporate headquarters.  Upon completion of the sale, the Company expects to recognize net cash proceeds of approximately $32,000.

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

Operating Cash Flows

Net cash provided by (used for) operating activities for the nine months ended months ended September 30, 2018 and 2017,  was $11,547 and $(15,790), respectively. Cash flows from operating activities increased by $27,337 during the nine months ended September 30, 2018, when compared to the prior year period, primarily due to the 2017 voluntary contribution of $20,000 to the A. H. Belo Pension Plans, federal income tax refunds of $3,210 and $4,095 received in 2018 (see Note 7 – Income Taxes) and changes in working capital and other operating assets and liabilities.

Investing Cash Flows

Net cash provided by (used for) investing activities was $(4,344) and $397 for the nine months ended September 30, 2018 and 2017, respectively. Cash flows for investing activities include $4,344 and $7,837 of capital spending in 2018 and 2017, respectively. Cash proceeds of $8,252 were received during 2017 related to the sale of a parcel of land in downtown Dallas, Texas.

Financing Cash Flows

Net cash used for financing activities was $6,392 and $14,723 for the nine months ended September 30, 2018 and 2017, respectively. Cash flows used for financing activities decreased in 2018 compared to 2017, due to the first quarter 2017 acquisitions of the remaining interests in DMV Holdings and Speakeasy for a purchase price of $7,120 and $2,111, respectively. Cash used for financing activities included dividend payments of $5,336 and $5,313 in 2018 and 2017, respectively. Additionally, in 2018, the Company purchased 210,964 shares of its Series A common stock at a cost of $1,056 under its share repurchase program.

Financing Arrangements

None.

Contractual Obligations

Under the applicable tax and labor laws governing pension plan funding, no contributions to the A. H. Belo Pension Plans are required in 2018.

On September 5, 2018, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record and holders of RSUs as of the close of business on November  16, 2018, which is payable on December  7, 2018.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2017, filed on March 16, 2018, with the Securities and Exchange Commission (“SEC”).

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     25

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

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     26

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

Except as related to the adoption of the new revenue guidance (Topic 606) and the material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the third fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     27

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

Issuer Purchases of Equity Securities

The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. In the fourth quarter of 2017, the Company resumed open market repurchases under a repurchase plan agreement limited to a total of $2,500. During 2018, the Company repurchased 210,964 shares of its Series A common stock at a total cost of $1,056. All purchases were made through open market transactions and were recorded as treasury stock.

The following table contains information for shares repurchased during the third quarter of 2018. None of the shares in this table were repurchased directly from any of the Company’s officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2018	33,440	$4.55	1,624,581	875,419
August 2018	2,000	4.53	1,626,581	873,419
September 2018	15,344	4.56	1,641,925	858,075

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     28

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

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     29

Exhibit Number		Description
		(7)	*

Sublease Agreement for Old Dallas Library Building dated December 30, 2016 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2017 (Securities and Exchange Commission File No. 001‑33741) (the “January 3, 2017 Form 8-K”))

		(8)	*	Guaranty of Lease dated December 30, 2016 (Exhibit 10.2 to the January 3, 2017 Form 8-K)
		(9)	*

Purchase and Sale Agreement by and between The Dallas Morning News, Inc., as Seller, and 508 Young Acquisition LP, as Purchaser (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018 (Securities and Exchange Commission File No. 001-33741))

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

			*	(b)	Form of A. H. Belo 2017 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2 to the May 12, 2017 Form 8-K)
			*	(c)	First Amendment to the A. H. Belo 2017 Incentive Compensation Plan (Exhibit 10.1 to the July 2, 2018 Form 8-K)
		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     30

Exhibit Number	Description
	~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013)
	~(6)	*

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

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS			**	XBRL Instance Document
101.SCH			**	XBRL Taxonomy Extension Scheme
101.CAL			**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	October 30, 2018

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     32

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation Third Quarter 2018 on Form 10-Q     33