Form 10-K
period 2018-12-31
A. H. Belo Corp
filed 2019-03-14
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2018, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $88,576,679.*

Shares of Common Stock outstanding at March 5, 2019: 21,549,095 shares (consisting of 19,079,540 shares of Series A Common Stock and 2,469,555 shares of Series B Common Stock).

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held on May 9, 2019, are incorporated by reference into Parts II and III of this Annual Report.

A. H. Belo Corporation 2018 Annual Report on Form 10-K

A. H. BELO CORPORATION

FORM 10-K

A. H. Belo Corporation 2018 Annual Report on Form 10-K

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K concerning A. H. Belo Corporation’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, dispositions, impairments, business initiatives, acquisitions, pension plan contributions and obligations, real estate sales, working capital, future financings and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; and technological obsolescence. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

All dollar amounts presented herein the Annual Report on Form 10-K, except share and per share amounts, are presented in thousands, unless the context indicates otherwise.

Item 1. Business

A. H. Belo Corporation and subsidiaries are referred to collectively herein as “A. H. Belo” or the “Company.” The Company, headquartered in Dallas, Texas, is the leading local news and information publishing company in Texas with commercial printing, distribution and direct mail capabilities, as well as a presence in emerging media and digital marketing. While focusing on extending the Company’s media platforms, A. H. Belo delivers news and information in innovative ways to a broad range of audiences with diverse interests and lifestyles.

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

The Company also provides digital marketing solutions to businesses. The predominance of these services were developed or acquired within the last five years and are provided through the Company’s marketing services division and through its subsidiary DMV Digital Holdings Company (“DMV Holdings”).

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 3

Business Overview

The Company’s goal is to create value for investors through the following:

•

Be the premier provider of relevant and original local journalism in North Texas so citizens can make informed choices about their lives and the life of the communities in which they live. This commitment to excellence in journalism attracts and retains subscribers to both the print edition and digital site and applications.

•	Provide customers with a comprehensive suite of innovative marketing solutions.

Since the Company’s spin-off in 2008, the print media industry has encountered continuous declines in revenue primarily due to the secular shift of readers and advertisers to digital platforms. The Company has sought to limit its exposure to these industry risks through greater development and enhancement of digital platforms for delivery of news and advertising, and through diversification of sources of revenue from both organic growth and acquisitions of marketing services.

In 2017, the Company acquired the remaining 20 percent voting interest in DMV Holdings. The initial purchase of 80 percent voting interest in DMV Holdings occurred in January 2015. DMV Holdings holds all outstanding ownership interests of three Dallas-based companies, Distribion, Inc. (“Distribion”), Vertical Nerve, Inc. (“Vertical Nerve”) and CDFX, LLC (“MarketingFX”). These businesses specialize in local marketing automation, search engine marketing, and direct mail and promotional products, respectively. The Company believes this acquisition complements the product and service offerings currently available to A. H. Belo customers, thereby strengthening the Company’s diversified product portfolio and allowing for greater penetration in a competitive advertising market. Additionally, the Company has realized efficiencies through internal fulfillment of work that businesses previously out-sourced to third-party vendors and therefore can provide businesses a more comprehensive suite of marketing solutions. This complements the organic growth realized from the product and service offerings currently available to A. H. Belo customers, including content development, social media management, and multi-channel marketing solutions through targeted and programmatic exchanges. These marketing services have been combined into a single division titled Belo + Company.

The Company has redesigned and expanded its website platforms and mobile apps to provide a better customer experience with its digital news and information reporting. In 2017, the Company invested in and moved to a new corporate office in downtown Dallas that provides for a more flexible office space and a contemporary digital newsroom.

In the first quarter of 2017, the Company reorganized its two reportable segments based on changes in reporting structure and the go-to-market for the Company’s service and product offerings. The two reportable segments are Publishing and Marketing Services. The results of operations related to the Company’s segments are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s Publishing segment includes the operations of The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences. These operations generate revenue from sales of advertising within its newspaper and digital platforms, subscription and retail sales of its newspapers, commercial printing and distribution services, primarily related to national and regional newspapers, and preprint advertising. Businesses within the Publishing segment leverage its production facilities, subscriber and advertiser base, and digital news platforms to provide additional contribution margin.

The Marketing Services segment includes marketing services generated by DMV Holdings and its subsidiaries Distribion, Vertical Nerve and MarketingFX. The Marketing Services segment also includes digital advertising through Connect (programmatic advertising). The Company operates this integrated portfolio of assets within its Marketing Services segment as separate businesses that sell digital marketing and advertising through different channels, including programmatic advertising and content marketing within the social media environment.

Through the Company’s technological, capital and organizational investments, management will continue to focus its attention and initiatives on maximizing the return on its print assets and enhancing its digital publishing capabilities, thereby offering marketers performance-based media and marketing solutions through which they can grow their businesses.

Publishing Segment

The Dallas Morning News’ first edition was published on October 1, 1885.  The Dallas Morning News is one of the leading metropolitan newspapers in the United States. The newspaper is distributed primarily in Dallas County and 10 surrounding counties. This coverage area represents one of the most populous and fastest growing metropolitan areas in the country. The Dallas Morning News has been awarded nine Pulitzer Prizes for news reporting, editorial writing and photography. The Dallas Morning News also publishes Briefing, a newspaper distributed two days per week at no charge to nonsubscribers in select coverage areas, and Al Dia, an award-winning

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 4

Spanish-language newspaper published on Wednesdays and distributed at no charge to households in select coverage areas. Unless otherwise noted, the financial and operating results of all publications are reported as The Dallas Morning News.

Businesses producing and providing services within the print and paper industry have encountered significant declines in revenue as a result of increasing use of the internet for delivery of information. These businesses have been challenged to find alternative solutions to offset the loss of revenue. The majority of revenues within the newspaper industry were historically generated from display and classified advertisements followed by revenues from subscription and retail sales of newspapers. Revenues from subscription and retail sales of newspapers have experienced greater resilience as readers have been willing to pay higher prices for the product, which has substantially offset lower circulation volumes. Since the spin-off from its former parent company in 2008, the Company has faced ongoing revenue declines primarily in advertising.

The following describes the various revenue streams within the Publishing segment.

Advertising Revenue - Advertising revenue accounted for approximately 46 percent of total revenue within the Publishing segment for 2018. The Company has a comprehensive portfolio of print and digital advertising products, which include display, classified, preprint and digital advertising. Display revenue results from sales of advertising space within the Company’s core newspapers and niche publications to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspapers. Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspapers and niche publications, or distributed by mail or third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company’s capabilities allow its advertisers to selectively target preprint distribution at the sub-zip code level in order to optimize coverage for the advertisers’ locations. Digital publishing revenue includes the sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps. The Company’s auto sales division offers targeted advertising to auto dealerships primarily in the North Texas region desiring to advertise their inventory on the cars.com platform. The Company is under contract to sell this advertising through September 2019.

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

The Company’s news websites, including dallasnews.com and aldiadallas.com, are leading English and Spanish news and entertainment digital platforms in the North Texas region. The news websites offer users late-breaking and other up-to-date news coverage, user-generated content, advertising, e-commerce and other services. Readers can access news content across multiple digital platforms and obtain relevant local customized content and advertising. The Company’s journalists have expanded their reach and deepened their engagement with audiences by delivering news and content through social media platforms, such as blogs, Facebook and Twitter, which direct traffic to its core websites.

Printing, Distribution and Other Revenue - Printing, distribution and other revenue accounted for approximately 14 percent of total revenue within the Publishing segment for 2018 and includes commercial printing, distribution, direct mail and event-based services. The Company provides commercial printing and distribution services, leveraging the capacity of its production and distribution assets. The Company believes the incremental revenue from these services allows a greater return on the Company’s operating assets.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 5

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

Digital marketing services are offered by the Company’s sales and marketing divisions. The Company’s strategy, with regard to the Marketing Services segment, is to be able to offer businesses a comprehensive marketing solutions package while providing a greater percentage of the marketing fulfillment costs internally that was previously outsourced to third-party providers. The Company has aligned management and the Company’s sales teams to provide a cross-functional integrated approach to maximize the development of these businesses. Digital marketing services are provided through the following service offerings:

•

Multi-channel marketing solutions through subscription sales of the Company’s cloud-based software, allowing customers to manage and individualize their marketing campaigns. In addition, multi-channel marketing services are provided to customers without access to the proprietary software.

•	Provide marketing analytics, search engine marketing and other marketing related services to businesses across the United States.

•	Social media account management and content marketing services principally for businesses in the North Texas region.

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

•	Produce marketing and promotional products for businesses to supply to employees and customers.

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

During 2018, Company operations consumed 19,255 metric tons of newsprint at an average cost of $660 per metric ton. Consumption of newsprint in 2017 was 23,296 metric tons at an average cost of $564 per metric ton.

The Company’s newspapers and other commercial print products are produced at its facility in Plano, Texas. Distribution of printed products to subscribers, retailers and newsstands is made under terms of agreements with third-party distributors. The Company believes a sufficient number of third-party distributors exist to allow uninterrupted distribution of the Company’s products.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 6

Competitive Strengths and Challenges

The Company’s strengths are:

•	the largest news gathering operation in North Texas
•	the opportunity to build valuable first-party data sets about consumers in North Texas due to the millions of unique visitors who come to the Company’s websites and mobile applications monthly
•	the ability to develop innovative new product and service offerings which leverage the Company’s brand equity, existing content, distribution platforms, technologies and relationships
•	product or service offerings that allow the Company to offer advertisers a customized and integrated advertising and marketing solution through desired media channels
•	sufficient liquidity to allow the Company to opportunistically invest in, or acquire, businesses that complement the Company’s advertising or marketing services businesses
•	an affluent and educated demographic base in its market
•	the ability to market print or digital products and services to large and targeted audiences at low marginal costs
•	a large sales force with knowledge of the marketplaces in which the Company conducts its business and relationships with current and potential advertising clients
•	the ability to effectively manage operating costs according to market pressures

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

Strategy

A. H. Belo is committed to producing quality journalism and providing innovative marketing solutions for its customers, as well as creating value for shareholders over the long-term through stock price appreciation and dividends. The Company continuously evaluates its operations and investments against various economic factors to determine the appropriate holding strategies.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 7

The Company is committed to providing the leading digital and print platforms for delivering news of the highest quality and integrity in the North Texas area, as well as creating and developing innovative print and digital products that address the needs of consumers and advertisers.

The Company seeks to achieve these objectives through the following strategies:

•	produce quality local journalism at scale distributed through digital platforms that improves user engagement that results in increased digital subscriptions and customer retention
•	develop new ways to optimize advertising dollars on the Company’s digital platforms
•	grow recurring Marketing Services revenue through a client-first approach and enhanced product offerings
•	acquire businesses and products that will enhance the Company’s local marketing solution portfolio and assist in achieving a competitive market place advantage
•	improve print revenues and increase utilization of operating assets by maintaining profitable print and distribution services to third-parties
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

Employees

As of December 31, 2018, the Company had 982 employees.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 8

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

Risks Relating to A. H. Belo’s Strategic Transformation

The Company’s primary strategy is to transition from a print-focused media company to a digital-first media company focused on growth in its digital subscriber base and growth in its marketing solutions and digital advertising businesses.

The Company’s ability to achieve its strategic transformation from a print-focused media company to a digital-first media company is subject to several risks, including:

•	The transformation may require significant investment of financial resources, and these investments may result in lower margins and increased operating expenses and capital expenditures
•	The transformation may require a significant amount of time to achieve, and the Company may not be able to increase digital revenues quickly enough to offset print revenue declines
•	The Company operates in a highly competitive market for talent, and it may not be successful in recruiting and retaining the type of talent required to operate and grow its digital businesses

Even if the Company implements its strategic transformation successfully, it may not result in an increase in digital revenues that sufficiently offset the declines the Company is experiencing in its traditional print media business.  If the Company fails to implement its strategy effectively, or if its strategy ultimately does not result in a sufficient increase in digital revenues, its business, financial condition, and results of operation may be adversely affected.

Risks Relating to the Publishing Segment

A. H. Belo’s Publishing segment operates in a highly competitive media market, and the Company’s ability to generate revenue depends on the effectiveness of the Company’s strategy to promote new and existing products.

Historically, newspaper publishing was viewed as a cost-effective method of delivery for various forms of advertising to a large audience. The continued development and deployment of new technologies and greater competition from digital media increase the challenge to provide competitive offerings to retain the Company’s print and digital advertisers. In addition, many national advertisers, which place advertising in the Company’s newspaper, have significantly reduced marketing budgets. These advertisers are centralizing purchasing functions and streamlining the buying and negotiating process. This could result in further commoditization of certain advertising products, which limits the Company’s ability to promote its position in the market, the customer service value of its relationship with advertisers, and the benefits of its suite of products, including the Company’s ability to upsell other products. This may also put the Company in competition with other advertising companies that are able to offer lower prices for a larger geographical area than the Company covers. Accordingly, the Company could experience a decline in pricing which could result in lower revenues and profitability.

A. H. Belo’s newspaper and the newspaper industry as a whole are challenged to maintain and grow print circulation volume. To the extent circulation volume declines cannot be offset by rate increases, the Company will realize lower circulation revenue. Circulation volume declines could also result in lower rates and volumes for advertising revenue.

The Company’s ability to stabilize circulation revenue through price increases and by growing its paid digital subscriber base may be affected by competition from other forms of media and other publications available in the Company’s markets, declining consumer spending on discretionary items such as newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among certain demographic groups. The Company may also incur higher costs competing for paid circulation. If the Company is not able to compete effectively, revenue may decline and the Company’s financial condition and results of operations may be adversely affected.

The Company competes for advertising and circulation revenue with other newspapers, websites, digital applications, magazines, television, radio, direct mail and other media. The continued expansion of digital media and communications, particularly social media, mobile applications and the proliferation of tablet and mobile devices, has increased some consumers’ preference to receive all or part of their news and information digitally. Websites such as craigslist.org,  monster.com and cars.com provide a cost efficient platform for

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 9

reaching wide but targeted audiences for classified advertising. Websites such as Facebook, Twitter, Google and Yahoo! are successful in gathering and making available national and local news and information from multiple sources and attracting a broad readership base.

The Company’s success depends on its ability to develop and manage the Publishing segment’s digital business in response to the changes in consumers’ preferences and behaviors, as well as changes to advertising expenditures, as described above. To be successful, the Company must:

•	Attract advertisers to the Company’s digital products
•	Continue to increase digital audiences by providing consumers important and relevant news content regarding the North Texas market
•	Tailor products for mobile devices
•	Invest funds and resources in digital opportunities
•	Leverage existing print products, brands and technologies to distinguish digital products and services from those of competitors
•	Structure its sales force accordingly
•	Attract and retain employees with the skills and knowledge needed to support a successful digital business

The Company’s potential inability to execute cost control measures successfully within its Publishing segment could result in total operating costs that are greater than expected.

The primary costs of the Company’s publishing operations include employee compensation and benefits, followed by distribution costs, newsprint and other production materials and technology costs. The Company has taken steps to lower costs through selling or discontinuing unprofitable operations and products, reducing personnel, restructuring employee benefits, and implementing general cost control measures. Although the Company continues its cost control efforts, it may be unable to continue to match revenue declines with offsetting cost reductions.

Certain operating costs may not fluctuate directly with changes in revenue, which could result in lower margins if advertising and circulation volumes decline. The Company could experience inflationary pressures from newsprint and other suppliers and be unable to generate additional revenue or additional cost reductions to offset these pressures. The Company utilizes outside service providers to distribute its newspaper and certain preprint advertising through the mail. Higher fuel costs and/or postage rates or an increase in rates from outside service providers could result in higher direct costs incurred by the Company.

Increasing costs of healthcare benefits offered to employees requires the Company to evaluate the scope of benefits offered and the method by which health care benefits are delivered. Competition for qualified personnel may require the Company to spend more on compensation costs, including employee benefits, to attract and retain its workforce. There may be other factors outside of the Company’s control that could increase employee compensation costs, including, but not limited to, an increase in the minimum wage.

The Company may not be able to pass on to customers these potential cost increases given the significant competition for advertising dollars and the ability of customers to obtain news from other media at a low cost. If the Company does not achieve expected savings or if operating costs increase due to the creation and development of new products, total operating costs may be greater than anticipated.

The Company believes appropriate steps are being taken to control costs. However, if the Company is not successful in matching revenue declines with corresponding cost reductions, the Company’s ability to generate future profits could be affected.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 10

Newsprint prices are volatile and may increase in the future, and newsprint supply may become increasingly scarce as paper mills exit the market.

The basic raw material for newspapers is newsprint, the cost of which for the last two years has represented between 5.0 percent and 6.0 percent of A. H. Belo’s revenues. The Company’s publishing operations depend significantly upon the continuing availability of newsprint and the Publishing segment’s results of operations may be impacted significantly by changes in newsprint prices. The price of newsprint historically has been volatile. Consolidation in the North American newsprint industry has reduced the number of suppliers and has led to paper mill closures and conversions to other grades of paper, which in turn has decreased overall newsprint capacity and increased the likelihood of higher prices. Other factors that may increase prices for newsprint include:

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

The Company’s reputation and brands are key assets and negative perceptions or publicity could adversely affect the business, financial condition and results of operations.

The Company has a reputation for producing reliable, high-quality journalism and content. The Company’s reputation and brands are key assets and must be preserved and leveraged for the Company to continue to be successful. If the Company’s reputation is damaged or if consumers perceive the Company’s products to be less reliable, the business, financial condition or results of operations may be adversely affected.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 11

Risks Relating to the Marketing Services Segment

A. H. Belo’s Marketing Services segment operates in a highly competitive market. If the Company does not compete effectively, the Marketing Service segment’s results could be adversely affected.

The Company has introduced new product and service initiatives designed to grow Marketing Services revenue and digital advertising, and to respond to the challenges of maintaining revenue in existing markets. Marketing Services offerings are rapidly evolving as business customers seek quantifiable results to measure the effectiveness of advertising spending. The Company’s Marketing Services customers primarily represent mid-sized businesses with varying degrees of knowledge and familiarity with online marketing and advertising campaigns. The success of the Company’s Marketing Services offerings is dependent on various factors, including the ability to:

•	Increase the Company’s client base and achieve broader market acceptance of its suite of cross-channel, interactive marketing solutions
•

Overcome challenges related to the accuracy or perceived accuracy of metrics provided and the ability of the customer to properly interpret the effectiveness of advertising campaigns against benchmarks that may not be reliable

•	Educate customers on the benefits of marketing services to their businesses
•	Obtain new clients as well as sell additional products and services to existing clients
•	Maintain or increase the rates on products
•	Leverage existing print products, brands and technologies to distinguish products and services from those of competitors

Growth of the Marketing Services segment is dependent on the Company’s ability to market its existing products and services successfully and to develop and invest in new and complimentary products and services.

Technology in the marketing services industry continues to evolve rapidly. The Company’s ability to grow its Marketing Services revenue is dependent on continued investment in expanding the functionality of existing products and in the development and acquisition of new, complimentary products and services. The Company may not be able to sustain the level of investment required and even after developing or acquiring additional product and service offerings, may not be able to integrate them successfully into existing product and service offerings.

The success of the Marketing Services segment is dependent on the Company’s ability to attract, hire, motivate and retain employees with the skills and technical knowledge required to successfully sell and implement its products.

There is intense competition for scarce talent with skills in new technologies, and the Company may be unable to cost-effectively hire new employees with these skills, which may incur increased costs. The ability to achieve significant future revenue growth will depend on the Company’s success in recruiting, training and retaining sufficient numbers of direct sales and implementation professionals. New and planned hires require significant training and time before sales and implementation teams become fully productive. The Company’s growth could be hindered if these sales and implementation professionals are not successful in generating a corresponding significant increase in revenue.

Risks Relating to A. H. Belo’s Overall Business

Data security breaches, other security threats and information technology system disruptions could negatively impact A. H. Belo’s businesses, reputation and results of operations.

The Company’s information technology systems are critically important to operating its businesses efficiently and effectively. Information systems may be affected by cybersecurity incidents that can result from deliberate attacks or system failures. Maintaining network security is critical. Threats include, but are not limited to, computer viruses, computer hackings, disruptive software, error or malfeasance by an employee, or other malicious activities. Information systems may also be compromised by natural disasters, fire, power outages, terrorism or other similar events.

The Company depends on the security of its third-party service providers. Unauthorized use of or inappropriate access to the third-party service providers’ networks, computer systems and services could potentially jeopardize the security of the Company’s systems and confidential information.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 12

There can be no assurance that the actions and controls implemented by the Company, or its third-party service providers will be sufficient to prevent unauthorized access to the Company’s data, release of confidential information, disruptions to critical systems or corruption of data. Cyber-attacks evolve quickly and often are not recognized until after they are launched, and the Company may be unable to anticipate them or implement adequate measures to prevent a breach.

Cyber-attacks, disruptions or failures could result in processing inefficiencies, late or missed publications, loss of sales and customers, and transaction errors, any of which could negatively affect the business or results of operations. The coverage and limits of the Company’s insurance policies may not be adequate to reimburse the Company for all losses caused by security breaches and business interruptions.

A. H. Belo relies on third-party service providers for various services.

The Company relies on third-party providers for various technology and services including, but not limited to, network and infrastructure services, email, news content management, customer relationship management, circulation distribution, benefits and payroll processing, and financial management systems. The Company does not control the operations of these service providers, which are subject to similar security threats that the Company could experience, such as malicious activities or natural disasters. The continued and uninterrupted performance of third-party systems and services is critical to the Company’s operations and any significant interruption due to system failures could be disruptive to the business. In addition, if third-party service providers face financial difficulties or terminate their relationship with the Company, this could adversely affect the Company’s ability to satisfy its customers or operate the business, and could affect results of operations.

The sufficiency of the Company’s liquidity is dependent upon meeting future financial goals.

Although the Company’s cash holdings are sufficient to meet foreseeable operating needs, the Company must achieve expected financial goals. Unplanned events such as tax obligations, significant loss of revenue, unprofitable operations, deterioration of collections of receivables or mandatory pension plan contributions, could accelerate the use of the Company’s cash balances. These factors may impact the Company’s ability to pay dividends at the historical rate or to raise financial capital for investments or acquisitions necessary for the Company’s long-term growth.

Significant turnover of key employees could expose the Company to loss.

A. H. Belo relies on the efforts of its senior executive officers and other members of management. The Company is located in a vibrant economic region of the United States with low unemployment and strong competition for senior management personnel. The success of the Company’s businesses depends heavily on its ability to execute the required responsibilities of these roles as well as the Company’s ability to retain current management and to attract and retain qualified personnel in the future. The loss of key personnel would result in additional recruiting and training costs to the Company, and the potential delay of operations until the hires have sufficient knowledge commensurate with their assigned duties.

Market conditions could increase the funding requirements associated with the Company’s pension plans.

The Company is the sole sponsor of A. H. Belo Pension Plans I and II (collectively, the “A. H. Belo Pension Plans”) and is required to meet certain pension funding requirements as established under the Employment Retirement Income Security Act (“ERISA”). Instability in global and domestic capital markets may result in low returns on the assets contributed to the A. H. Belo Pension Plans. Additionally, low yields on corporate bonds may decrease the discount rate, resulting in a higher funding obligation. Although legislation was enacted into law in 2012 which provided limited funding relief, market conditions could materially increase the funding requirements associated with the A. H. Belo Pension Plans, with an adverse effect on the Company’s liquidity and financial condition.

Adverse results from new litigation or governmental proceedings or investigations could adversely affect A. H. Belo’s business, financial condition and results of operations.

A. H. Belo and its subsidiaries may be subject to litigation, including matters relating to alleged libel or defamation, governmental proceedings and investigations. Adverse determinations in any such matters could require A. H. Belo to make monetary payments or result in other sanctions or findings that could adversely affect the Company’s business, financial condition and results of operations. Insurance coverage, if any, may not be adequate to cover all costs and/or losses. In some instances, the Company may have a contractual obligation from a third-party to indemnify liabilities related to litigation or governmental investigation, but if the third-party fails to indemnify us, the Company would be responsible for monetary damages.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 13

Risks Relating to A. H. Belo’s Stock

The market price of A. H. Belo’s common stock may be volatile.

Many factors could cause the trading price of the Company’s common stock to rise and fall, including, but not limited to, declining newspaper print circulation, gain or loss of significant advertisers or other customers, acquisitions or investments, low stock trading volume, changes in recommendations by securities analysts that elect to follow the Company’s stock, and changes in market conditions of the media industry or the economy as a whole.

The Company cannot guarantee the timing, declaration, amount, or payment of dividends on the Company’s common stock.

The timing, declaration, amount and payment of future dividends to stockholders falls within the discretion of the board of directors. The board’s decision regarding the payment of dividends will depend on many factors such as the Company’s financial condition, earnings, capital requirements, potential future mandatory pension contributions and other factors the board deems relevant.

A. H. Belo’s directors and executive officers have significant combined voting power and significant influence over its management and affairs.

A. H. Belo directors and executive officers hold approximately 50 percent of the voting power of the Company’s outstanding voting stock as of December 31, 2018. A. H. Belo’s Series A common stock has one vote per share and Series B common stock has 10 votes per share. Accordingly, A. H. Belo’s directors and executive officers will have significant influence over the Company’s management and affairs and over all matters requiring shareholder approval, including the election of directors, amendment of the Company’s Certificate of Formation and Bylaws, and significant corporate transactions and transactions with or benefitting certain “Interested Shareholders,” as defined in the Company’s Certificate of Formation. This ownership may limit other shareholders’ ability to influence corporate matters and, as a result, A. H. Belo may take actions that some shareholders do not view as beneficial.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Operations	Ownership	Location
Corporate and The Dallas Morning News	Leased	Dallas, Texas
Printing facilities	Owned	Plano, Texas
AHC Dallas Properties, LLC	Leased	Denton, Texas
DMV Digital Holdings Company	Leased	Dallas, Texas
Direct mail office and warehouse	Leased	Phoenix, Arizona

In addition to the properties above, the Company has various leased locations it uses for news reporting and the distribution of the Company’s publications and it owns real estate assets in Dallas, Texas that were previously used as the corporate headquarters. As of December 31, 2018, in aggregate, the Company leased facilities for current use consisting of approximately 328,000 square feet and owned properties that include land and buildings consisting of approximately 1,609,000 square feet.

Item 3. Legal Proceedings

A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

Item 4. Mine Safety Disclosures

None.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 14

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

	Stock Price			Dividends
	High	Low	Close	Declared
2018
Fourth quarter	$4.80	$3.35	$3.37	$0.08
Third quarter	4.70	4.25	4.60	0.08
Second quarter	5.80	4.50	4.70	0.08
First quarter	5.25	4.70	5.15	0.08

2017
Fourth quarter (a)	$5.25	$4.35	$4.80	$0.22
Third quarter	5.60	4.40	4.60	0.08
Second quarter	6.40	5.20	5.50	0.08
First quarter	6.65	5.90	6.15	0.08

(a)	A special dividend of $0.14 per share was declared and paid in the fourth quarter of 2017, returning $3,106 to shareholders.

The closing price of the Company’s Series A common stock as reported on the New York Stock Exchange on March 5, 2019, was $3.95. The approximate number of shareholders of record of the Company’s Series A and Series B common stock at the close of business on March 5, 2019, was 388 and 165, respectively.

Equity Compensation Plan Information

The information set forth under the heading “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders, to be held on May 9, 2019, is incorporated herein by reference.

Issuer Purchases of Equity Securities

The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. In the fourth quarter of 2017, the Company resumed open market share repurchases under a repurchase plan agreement limited to a total of $2,500. During 2018, the Company repurchased 266,409 shares of its Series A common stock at a total cost of $1,299. All purchases were made through open market transactions and were recorded as treasury stock.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 15

The following table contains information for shares repurchased during the fourth quarter of 2018. None of the shares in this table were repurchased directly from any of the Company’s officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2018	40,471	$4.61	1,682,396	817,604
November 2018	—	—	1,682,396	817,604
December 2018	14,974	3.78	1,697,370	802,630

Sales of Unregistered Securities

During 2018 and 2017, shares of the Company’s Series B common stock in the amounts of 200 and 2,925, respectively, were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption under Section 3(a)(9) of the Securities Act.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 16

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

With a continued focus on extending the Company’s media platforms, A. H. Belo delivers news and information in innovative ways to a broad range of audiences with diverse interests and lifestyles.

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

All other operations are reported within the Company’s Marketing Services segment. These operations primarily include DMV Holdings and its subsidiaries Distribion, Vertical Nerve and MarketingFX. The segment also includes targeted display advertising generated by Connect (programmatic advertising).

Overview of Significant Transactions

Operating results for 2018 and 2017 reflect continued challenges in print advertising revenue trends, primarily due to volume and rate declines, partially offset by increases in the Company’s paid digital subscriptions, digital advertising and Marketing Services revenues. The Company continues its efforts to diversify revenues through leveraging its brand, its personnel and its infrastructure in both organic new product development and in pursuit of acquisitions of related advertising and marketing services companies.

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

As a result of the first quarter 2017 segment reorganization,  certain goodwill and intangible assets previously reported in the Marketing Services segment were moved to the Publishing segment, which was fully impaired as of December 31, 2016. Therefore, the Company recorded a noncash goodwill impairment charge of $228 in the first quarter of 2017. The Company tested the Marketing Services segment’s goodwill for impairment as of December 31, 2018, and it was determined the Marketing Services reporting unit’s fair value exceeded its carrying value by approximately 46 percent. Accordingly, no impairment was warranted.

An income tax refund of $4,095 was received in the third quarter of 2018, for a tax benefit recognized in 2017 related to a capital loss on the sale of the Denton Record-Chronicle in the fourth quarter of 2017, of which a portion was carried back against taxes paid in 2014. Tax benefits recognized in 2016 were carried back against taxes paid in 2014 for a refund of $3,210 received in the second quarter of 2018, which is the result of a tax benefit from the abandonment of the Company's ownership interest in Wanderful Media, LLC and the sale of the Company's equity investment in Homesnap, Inc. in the fourth quarter of 2016.

Quarterly dividends of $0.08 per share returned $7,116 and $7,008 to shareholders in 2018 and 2017, respectively. Proceeds generated from the sales of real estate resulted in the declaration of a special dividend of $0.14 per share in 2017, returning $3,106 to shareholders of record and holders of restricted stock units (“RSUs”). On December 6, 2018, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on February 8, 2019, paid on March 1, 2019.

Additional capital was returned to shareholders through the share repurchase program. In the fourth quarter of 2017, the Company resumed open market stock repurchases under its prior board-authorized repurchase authority and purchased 14,080 shares of its Series A common stock at a total cost of $69. In 2018, the Company purchased 266,409 of its Series A common shares through open market transactions for $1,299. These purchases are recorded as treasury stock.

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

In 2017, the Company sold three parcels of land in downtown Dallas, TX resulting in total cash proceeds of $21,300, generating a gain of approximately $12,500. On December 31, 2017, the Company completed the sale of the Denton Record-Chronicle and the Company no longer owns newspaper operations in Denton, Texas; see Note 13 – Sales of Assets and Other Dispositions.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 17

RESULTS OF OPERATIONS

Consolidated Results of Operations

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for 2018 and 2017. Net periodic pension and other post-employment expense (benefit) is now included in other income, net in the Consolidated Statements of Operations; see Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards. As a result of adopting this guidance retrospectively, Publishing total operating costs and expense and operating loss decreased $2,471 for 2017.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Years Ended December 31,
	2018	Percentage Change	2017
Publishing
Advertising and marketing services	$83,468	(25.5)%	$111,968
Circulation	71,919	(6.5)%	76,884
Printing, distribution and other	24,940	(12.5)%	28,495
Total Net Operating Revenue	180,327	(17.0)%	217,347

Total Operating Costs and Expense	191,473	(16.0)%	228,022

Operating Loss	$(11,146)	(4.4)%	$(10,675)

Marketing Services
Advertising and marketing services	$21,960	(29.8)%	$31,279
Total Net Operating Revenue	21,960	(29.8)%	31,279

Total Operating Costs and Expense	20,703	(26.5)%	28,186

Operating Income	$1,257	(59.4)%	$3,093

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

In 2018, the Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in print advertising and paid print circulation volumes and revenue. The most significant decline in advertising revenue has been attributable to print display and classified categories. These categories, which represented 18.9 percent of consolidated revenue in 2017, have declined to 17.9 percent of consolidated revenue in 2018, and further declines are likely in future periods. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement.

The Company has responded to these challenges by expanding programmatic channels through which it works to meet customer demand for digital advertisement opportunities in display, mobile, video and social media categories. By utilizing advertising exchanges to apply marketing insight, the Company believes it offers greater value to customers through focused targeting of advertising to potential customers. The Company has a meter on its website and continues to build a base of paid digital subscribers.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 18

Advertising and marketing services revenue

Advertising and marketing services revenue was 52.1 percent and 57.6 percent of total revenue for 2018 and 2017, respectively.

	Years Ended December 31,
	2018	Percentage Change	2017
Publishing
Advertising revenue	$83,468	(25.5)%	$111,968
Marketing Services
Digital services	16,982	(35.9)%	26,489
Other services	4,978	3.9%	4,790
Advertising and Marketing Services	$105,428	(26.4)%	$143,247

Publishing

Advertising revenue – The Company has a comprehensive portfolio of print and digital advertising products, which include display, classified, preprint and digital advertising. Display and classified revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display advertising continues to decline. Display revenue decreased $6,969 in 2018 primarily due to lower retail advertising. In retail, the department store, financial, furniture, medical, real estate, sporting goods and other retail categories experienced the greatest declines with a combined revenue decrease of approximately $3,276. The revenue decrease was driven by a retail volume decline of 26.6 percent. In 2017, display revenue decreased primarily due to lower retail advertising. In retail, the department store, food and beverage, furniture, electronics, automotive and other retail categories experienced the greatest declines with a combined revenue decrease of approximately $4,020 driven by a volume decline of 18.5 percent and a decrease in rates for most of these categories.

In 2018, classified print revenue decreased $3,784 as a result of volume declines in all categories and varying rate decreases in most categories. The decline in 2017 was primarily due to volume declines in all classified categories, except a slight increase in employment, partially offset by varying rate increases across most categories.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased $8,924 in 2018 due to a volume decline in home delivery mail advertising and preprint newspaper inserts, consistent with the decline in circulation volumes discussed below. In 2017, revenue decreased due to a decline in the rate and volume of preprint newspaper inserts.

Digital Publishing revenue is primarily comprised of banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com, online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package and sales of online automotive classifieds on the cars.com platform. In 2018, revenue decreased $8,823 primarily due to the adoption of the new revenue guidance, see Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards. Under the new revenue guidance, digital advertising on third-party websites, where the Company acts as an agent, is recorded net. Prior to adoption on January 1, 2018, such revenue was generally recorded gross. In 2017, revenue increased primarily due to a higher volume of online banner advertisements on dallasnews.com.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 19

Marketing Services

Digital services – Digital services revenue includes targeted and multi-channel advertising placed on third-party websites, content development, social media management, search optimization and other consulting. Adoption of the new revenue guidance resulted in a revenue decrease of $3,891 in 2018. In addition, in the first quarter of 2018, the segment had attrition of six accounts with significant pass-through revenue in 2017.

For 2017, digital services revenue increased, primarily due to DMV Holdings revenue, which increased 31.3 percent, or $5,250. The DMV Holdings revenue increase offset approximately 53 percent of the core print advertising revenue decline during 2017.

Other services – Other services revenue increased $188, or 3.9 percent, due to the sale of promotional merchandise.

Circulation revenue

Circulation revenue was 35.6 percent and 30.9 percent of total revenue for 2018 and 2017, respectively.

	Years Ended December 31,
	2018	Percentage Change	2017
Publishing
Circulation	$71,919	(6.5)%	$76,884

Revenue decreased in 2018 primarily due to home delivery revenue, driven by a volume decline of 14.0 percent. Single copy revenue also decreased compared to prior year, due to a decline in single copy paid print circulation volume of 25.2 percent. The single copy volume decline was partially offset by an increase in single copy rates. Volume declines in circulation revenue have been more pronounced with single copy sales. Price increases and supplemental editions are critical to maintaining the revenue base to support this product.

Also contributing to the decline was the adoption of the new revenue guidance. In 2018, revenue declined by $1,006 related to the grace period for home delivery subscriptions where the Company recorded revenue for newspapers delivered after a subscription expired. Prior to adoption, non-payment for the grace period was recorded as bad debt expense. However, under the new guidance revenue is directly reduced.

In 2017, revenue decreased due to a decline in home delivery and single copy paid print circulation volumes of 8.3 percent and 19.3 percent, respectively, partially offset by rate increases.

Printing, distribution and other revenue

Printing, distribution and other revenue was 12.3 percent and 11.5 percent of total revenue for 2018 and 2017, respectively.

	Years Ended December 31,
	2018	Percentage Change	2017
Publishing
Printing, Distribution and Other	$24,940	(12.5)%	$28,495

The Company aggressively markets the capacity of its printing and distribution assets to other newspapers that would benefit from cost sharing arrangements. In 2018 and 2017, revenue decreased due to declines in event-related revenue and in commercial printing volumes associated with certain national newspapers.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 20

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense by segment.

	Years Ended December 31,
	2018	Percentage Change	2017
Publishing
Employee compensation and benefits	$77,228	(14.4)%	$90,191
Other production, distribution and operating costs	83,460	(18.0)%	101,751
Newsprint, ink and other supplies	21,108	(5.9)%	22,436
Depreciation	9,699	(5.8)%	10,300
Asset impairments	(22)	(100.7)%	3,344
Marketing Services
Employee compensation and benefits	12,076	(9.2)%	13,304
Other production, distribution and operating costs	6,707	(47.8)%	12,843
Newsprint, ink and other supplies	918	(18.4)%	1,125
Depreciation	203	76.5%	115
Amortization	799	—%	799
Total Operating Costs and Expense	$212,176	(17.2)%	$256,208

Publishing

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations towards employee benefit plans. In 2018, employee compensation and benefits expense decreased $12,963, primarily due to headcount reductions within the Company. Net periodic pension and other post-employment expense (benefit) is now included in other income, net in the Consolidated Statements of Operations; see Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards. As a result of adopting this guidance retrospectively, Publishing employee compensation and benefits expense decreased $2,471 for 2017. Employee compensation and benefits expense decreased in 2017, compared to 2016, due to a decrease of $4,916 related to headcount reductions within the Company that were effected in the latter half of 2016.

Other production, distribution and operating costs – Expense decreased in 2018, reflecting savings as the Company continues to manage discretionary spending. Adoption of the new revenue guidance resulted in decreased expense of $8,835 in 2018. Additional savings were generated by expense reductions in revenue-related expenses, advertising and promotion, temporary services and distribution expense related to delivery of the Company’s various publications and products. In 2017, expense decreased due to reductions in temporary services, consulting, promotional spending, travel and other outside service expenses.

Newsprint, ink and other supplies – Expense decreased in 2018 due to reduced newsprint costs associated with lower circulation volumes. Newsprint consumption approximated 19,255 and 23,296 metric tons in 2018 and 2017, respectively, at an average cost per metric ton of $660 and $564, respectively. The average purchase price for newsprint was $673 and $566 per metric ton in 2018 and 2017, respectively.

Depreciation – Expense decreased in 2018 and 2017 due to a lower depreciable asset base as a higher level of in-service assets were fully depreciated. Capital spending is primarily directed towards digital platforms and maintenance on production systems. The Company is committed to investing the appropriate levels of capital to sustain existing operations and develop new operations having an appropriate return on the investment.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 21

Marketing Services

Employee compensation and benefits – Expense decreased in 2018 by $1,228, primarily due to a reduction in variable compensation, partially offset by an increase in benefits expense due to the segment moving to the Company’s fully-insured healthcare plan.

Other production, distribution and operating costs – Expenses decreased in 2018 by $6,136, primarily due to the adoption of the new revenue guidance and a decrease in digital service fees.

Newsprint, ink and other supplies – Expense decreased in 2018 primarily due to a decrease in promotional material printing costs.

Depreciation – Marketing and event services’ cost structure is primarily labor driven. Capital purchases are required to support technology investments. Capital assets are primarily depreciated over a life of three years.

Amortization – Expense is primarily related to customer lists associated with DMV Holdings.

Other

The table below sets forth the other components of the Company’s results of operations.

	Years Ended December 31,
	2018	Percentage Change	2017
Other income, net	$3,891	(66.1)%	$11,483

Income tax benefit	$(565)	91.0%	$(6,260)

Other income, net – Other income, net includes gain (loss) on disposal of fixed assets and gain (loss) from investments.

Net periodic pension and other post-employment expense (benefit) is now included in other income, net in the Consolidated Statements of Operations; see Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards. As a result of adopting this guidance, other income, net increased $3,818 and decreased $2,471 for the years ended December 31, 2018 and 2017, respectively. In 2017, the Company completed a de-risking transaction to reduce the Company’s pension liability, which resulted in a charge to pension expense of $5,911; see Note 8 – Pension and Other Retirement Plans.

In 2017, the Company completed the sale of three parcels of land and received net cash proceeds of $21,300, generating a gain of approximately $12,500.

On December 31, 2017, the Company completed the sale of the outstanding capital stock of the Denton Publishing Company, owner of the Denton Record-Chronicle, to Denton Media Company, Inc., generating a loss of $260 recorded in the fourth quarter of 2017. The business did not meet the requirements of a discontinued operation; therefore, all financial results are included in continuing operations. Prior to the disposition, the Denton Record-Chronicle was included in the Publishing segment results. In connection with the sale, the Company entered into a sublease with Denton Publishing Company for a term ending on July 30, 2023. Since the Company is no longer the tenant, in the fourth quarter of 2017, the Company recorded a loss of $589, included in other income, net, for the Company’s remaining obligation after the term of the sublease ends.

Income tax benefit – A tax benefit of $565 was recorded in 2018. The benefit was primarily due to an increase in the net operating loss deferred tax asset, a partial release of the reserve for uncertain tax positions and the recognition of a tax receivable related to the 2017 Texas margin tax filing.

A tax benefit of $6,260 was recorded in 2017. The benefit was primarily due to deductions associated with the voluntary pension contribution of $20,000, partial release of the valuation allowance and a capital loss on the sale of the Denton Record-Chronicle, of which a portion was carried back to 2014 for federal income tax purposes. These deductions offset taxable income that resulted from the sale of the Company’s three properties in downtown Dallas, Texas.  Additionally, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $3,570 decrease in income tax benefit for the year ended December 31, 2017.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 22

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

Revenue Recognition.   The Company’s principal sources of revenue are the advertising space in published issues of its newspapers and on the Company’s third-party websites, the sale of newspapers to distributors and individual subscribers, as well as amounts charged to customers for commercial printing, distribution and direct mail.

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018, which impacted revenue recognition related to digital advertising placed on third-party websites where the Company acted as an agent and circulation revenue related to home delivery subscriptions where the Company recorded revenue for the grace period of newspapers delivered after a subscription expires. See Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards and Note 3 – Revenue.

Advertising and marketing services revenue is primarily recognized at a point in time when the ad or service is complete and delivered, based on the customers’ contract price. Barter advertising transactions are recognized at estimated fair value based on the negotiated contract price and the range of prices for similar advertising from customers unrelated to the barter transaction. The Company expenses barter costs as incurred, which is independent from the timing of revenue recognition. In addition, certain digital advertising revenue related to website access is recognized over time, based on the customers’ monthly rate.

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

Circulation revenue is generated primarily by selling home delivery and digital subscriptions, as well as single copy sales to non-subscribers. Home delivery and single copy revenue is recognized at a point in time when the paper is delivered or purchased. Revenue is directly reduced for any non-payment for the grace period of home delivery subscriptions where the Company recorded revenue for newspapers delivered after a subscription expired. Digital subscriptions are recognized over time, based on the customers’ monthly rate.

Printing, distribution and other revenue is primarily generated from printing and distribution of other newspapers, as well as production of preprinted advertisements for other newspapers. Printing, distribution and other revenue is recognized at a point in time when the product or service is delivered.

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

The Company tested the Marketing Services segment‘s goodwill for impairment as of December 31, 2018, using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital, combined with a market approach using peer-based earnings multiples. The Company believes the use of a discounted cash flow approach, combined with the market approach, is the most

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 23

reliable indicator of the estimated fair value of the business. Upon completion of the annual test, it was determined the Marketing Services reporting unit’s fair value exceeded its carrying value by approximately 46 percent. Accordingly, no impairment was warranted.

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

The projected benefit obligations of the A. H. Belo Pension Plans are estimated using the Citigroup Pension Yield Curve, which is based upon a portfolio of high quality corporate debt securities with maturities that correlate to the timing of benefit payments to the plans’ participants. Future benefit payments are discounted to their present value at the appropriate yield curve discount rate to determine the projected benefit obligation outstanding at each year end. The yield curve discount rates as of December 31, 2018 and 2017, were 4.0 percent and 3.4 percent, respectively.

Interest expense included in net periodic pension expense (benefit) is based on the Citigroup Pension Yield Curve established at the beginning of the fiscal year. The beginning of year yield curve discount rate for 2018 and 2017 was 3.4 percent and 3.8 percent, respectively. Due to the 2017 de-risking action, a settlement charge was triggered as of September 30, 2017. Net periodic benefit cost for the fourth quarter of 2017 and the settlement charge were determined using a yield curve discount rate of 3.5 percent.

The Company assumed a 6.5 percent long-term rate of return on the plans’ assets in 2018 and 2017. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans. Investment strategies for the plans’ assets are based upon factors such as the remaining life expectancy of participants and market risks. The Company currently targets the plans’ assets invested in equity securities and fixed income securities to approximate 50 percent and 50 percent, respectively.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 24

Liquidity and Capital Resources

The Company’s cash balances as of December 31, 2018 and 2017, were $55,313 and $57,660, respectively. The decrease in the cash balance during 2018 was primarily due to capital expenditures, a return of capital to shareholders through dividends and lower display, preprint and classified advertising revenues. These cash outflows were partially offset by income tax refunds received in 2018.

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue from Publishing operations is expected to continue to decline in future periods, operating contributions expected from the Company’s Marketing Services businesses and other cost cutting measures, are expected to be sufficient to fund operating activities and capital spending of approximately $2,000 over the next 12-month period.

The future payment of dividends is dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. The Company resumed open market stock repurchases in the fourth quarter of 2017 under its prior board-authorized repurchase authority. Current holdings of treasury stock could be used to satisfy potential obligations related to share-based awards issued to employees and directors, or can be sold on the open market.

The following discusses the changes in cash flows by operating, investing and financing activities in 2018 and 2017.

Operating Cash Flows

Net cash provided by (used for) operating activities was $11,718 and $(12,095) in 2018 and 2017, respectively.

Cash flows from operating activities increased in 2018 compared to 2017, primarily due to the 2017 voluntary contribution of $20,000 to the A. H. Belo Pension Plans, federal income tax refunds of $3,210 and $4,095 received in 2018 (see Note 7 – Income Taxes) and changes in working capital and other operating assets and liabilities.

Cash flows from operating activities in 2017 primarily included the voluntary contribution to the A. H. Belo Pension Plans, which offset taxable income that resulted from the sale of the Company’s three properties in downtown Dallas, Texas.

Investing Cash Flows

Net cash provided by (used for) investing activities was $(5,656) and $9,277 in 2018 and 2017, respectively.

Cash flows used for investing activities in 2018 was all attributable to capital spending.

Cash flows from investing activities in 2017 primarily included net cash proceeds of $21,300 related to the sale of three properties in downtown Dallas, Texas. Capital expenditures of $12,005, which included approximately $7,000 for the Company’s new headquarters, partially offset the proceeds received from the real estate sales.

Financing Cash Flows

Net cash used for financing activities was $8,409 and $19,593 in 2018 and 2017, respectively.

Cash used for financing activities included total dividends paid of $7,116 and $10,114 in 2018 and 2017, respectively. Dividends paid in 2017 included a special dividend of $0.14 per share, returning $3,106 to shareholders and holders of RSUs. Cash flows used for financing activities in 2017 included the acquisition of the remaining interest in DMV Holdings for a purchase price of $7,120.

In the fourth quarter of 2017, the Company resumed open market stock repurchases under its prior board-authorized repurchase authority and purchased 14,080 shares of its Series A common stock at a total cost of $69. In 2018, the Company purchased 266,409 shares of its Series A common stock at a total cost of $1,299.

Financing Arrangements

None.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 25

Contractual Obligations

In December 2017, AHC Dallas Properties, LLC, a wholly-owned subsidiary of the Company, assumed a 12-year lease agreement for office space that serves as the headquarters of the Denton Record-Chronicle. In connection with the sale of Denton Publishing Company, owner of the Denton Record-Chronicle, to Denton Media Company, Inc., the Company entered into a sublease with Denton Publishing Company for a term ending on July 30, 2023; see Note 13 – Sales of Assets and Other Dispositions.

In December 2016, the Dallas Morning News, Inc., a wholly-owned subsidiary of the Company, entered into a 16-year lease agreement for office space for the Company’s new corporate headquarters. The Company recognizes rent expense on a straight-line basis. Per the amended lease agreement, rent payments began in November 2018.

Based on the applicable tax and labor laws governing pension plan funding, the Company expects to make no required contributions to the A. H. Belo Pension Plans in 2019.

On December 6, 2018, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on February 8, 2019, paid on March 1, 2019.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the Report of Independent Registered Public Accounting Firms, are included herein starting on page 34 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2018. Based on that evaluation, management concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The management of A. H. Belo is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, an assessment of the effectiveness of internal control over financial reporting was conducted as of December 31, 2018. In making this

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 26

assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2018.

Audit Opinion on Internal Control Over Financial Reporting

The effectiveness of the Company’s internal control over financial reporting was audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 35 of this Annual Report on Form 10-K, which is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

Except as related to the material weaknesses described below, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Prior Year Material Weaknesses

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, the Company identified material weaknesses in its internal control over financial reporting, which contributed to control deficiencies related to ineffective monitoring activities over the operation of a process-level reconciliation control to assess the existence and accuracy of the single copy sales returns and the Company did not adequately train personnel to operate the process-level control over the accuracy of digital advertising revenue transactions. Additionally, the Company did not have an effective risk assessment process to design certain process-level control activities, specifically an appropriate control over the integrity of tax-basis fixed asset balances transferred from one information system to another and appropriate controls over the completeness, existence, and accuracy of Your Speakeasy, LLC (“Speakeasy”) revenue.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, and in the quarterly reports on Form 10-Q for the first three quarters of 2018, the Company’s management, with oversight from the Audit Committee of the Board of Directors of the Company, actively engaged in remediation efforts to address the material weaknesses identified above.  Management has taken a number of actions to remediate the 2017 material weaknesses including the following:

•

Enhanced quarterly monitoring controls, which include management verifying controls, that have been designed and are operating, through control owner’s  positive confirmation the control was completed and through additional sample testing;

•

Continued to use an audited manual process to calculate tax–basis fixed asset balances and depreciation expense, as well as enhanced process-level controls to ensure the accuracy of the Company’s tax provision;

•	Transitioned the Speakeasy accounting, including billing, to the centralized accounting system, which has established controls that have been deemed effective;

•

Developed and delivered internal controls training to individuals associated with these control deficiencies and enhanced training provided to all personnel who have financial reporting or internal control responsibilities to learn from these deficiencies. The training included a review of individual roles and responsibilities related to internal controls and reemphasized the importance of completing the control procedures on a timely basis.

As a result of the remediation actions discussed above, management has determined that the impacted internal controls over financial reporting were effectively designed and demonstrated effective operation to support the conclusion that the material weaknesses in internal controls over financial reporting have been remediated as of December 31, 2018.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 27

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the headings “A. H. Belo Corporation Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance – Committees of the Board – Audit Committee,” “Corporate Governance – Committees of the Board – Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2019, is incorporated herein by reference.

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

Shareholders can also obtain, without charge, printed copies of any of the materials referred to above by contacting the Company at the following address:

A. H. Belo Corporation

P. O. Box 224866

Dallas, Texas 75222-4866

Attn: Investor Relations

Telephone: (214) 977-8222

Item 11. Executive Compensation

The information set forth under the headings “Corporate Governance – Committees of the Board – Compensation Committee,” “Executive Compensation – Summary Compensation Table, – Change in Control Arrangements and Other Agreements Upon Termination of Employment, – Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2018,” “Corporate Governance – “Director Compensation” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2019, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “A. H. Belo Corporation Stock Ownership of Directors and Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2019, is incorporated herein by reference.

Information regarding the number of shares of common stock authorized for issuance under the Company’s equity compensation plans is included in the Notes to the Consolidated Financial Statements, Note 6 - Long-term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Certain Relationships” and “Corporate Governance – Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2019, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2019, is incorporated herein by reference.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 28

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

3.1	*	Certificate of Formation of A. H. Belo Corporation (successor to A. H. Belo Texas, Inc.) (Exhibit 3.1 to the April 23, 2018 Form 8-K)
3.2	*

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

(2) * Guaranty of Lease dated December 30, 2016 (Exhibit 10.2 to the January 3, 2017 Form 8-K)

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 29

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*

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

		~(3)	*	A. H. Belo 2017 Incentive Compensation Plan (Exhibit I to A. H. Belo Corporation’s Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on March 28, 2017)
			*	(a) First Amendment to the A. H. Belo 2017 Incentive Compensation Plan (Exhibit 10.1 to the July 2, 2018 Form 8-K)
			*	(b)

Form of A. H. Belo 2017 Incentive Compensation Plan Evidence of Grant (for Non-Employee Directors) (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2017 (Securities and Exchange Commission File No. 001-33741) (the “May 12, 2017 Form 8-K”))

			*	(c) Form of A. H. Belo 2017 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2 to the May 12, 2017 Form 8-K)
		~(4)		Form of A. H. Belo Cash Long-Term Incentive Compensation Evidence of Grant (for Employee Awards)
		~(5)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a) Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)
		~(6)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013)
		~(7)	*

Timothy M. Storer Amended and Restated Employment Agreement dated December 10, 2018 (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2018 (Securities and Exchange Commission File No. 001-33741) (the “December 11, 2018 Form 8-K”))

		~(8)	*	James M. Moroney III Employment Agreement dated April 18, 2018 (Exhibit 10.1 to the Company’s April 18, 2018 Form 8-K)

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 30

Exhibit Number	Description
10.3 *	Agreements relating to the separation of A. H. Belo from its former parent company:
	(1)	*

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

21			Subsidiaries of the Company
23.1			Consent of Grant Thornton LLP
23.2			Consent of KPMG LLP
24			Power of Attorney (set forth on the signature page(s) hereof)
31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS			** XBRL Instance Document
101.SCH			** XBRL Taxonomy Extension Scheme
101.CAL			** XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			** XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			** XBRL Taxonomy Extension Label Linkbase Document
101.PRE			** XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Robert W. Decherd
Robert W. Decherd
Chairman of the Board, President and
Chief Executive Officer

Dated:	March 14, 2019

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 32

Exhibit 24

POWER OF ATTORNEY

The undersigned hereby constitute and appoint Robert W. Decherd and Katy Murray, and each of them and their substitutes, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd	Chairman of the Board, President and Chief Executive Officer	March 14, 2019
Robert W. Decherd

/s/ James M. Moroney III	Director	March 14, 2019
James M. Moroney III

/s/ John A. Beckert	Director	March 14, 2019
John A. Beckert

/s/ Louis E. Caldera	Director	March 14, 2019
Louis E. Caldera

/s/ Ronald D. McCray	Director	March 14, 2019
Ronald D. McCray

/s/ Tyree B. Miller	Director	March 14, 2019
Tyree B. Miller

/s/ John P. Puerner	Director	March 14, 2019
John P. Puerner

/s/ Nicole G. Small	Director	March 14, 2019
Nicole G. Small

/s/ Katy Murray	Senior Vice President/	March 14, 2019
Katy Murray	Chief Financial Officer (Principal Financial Officer)

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 33

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

A. H. Belo Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2019 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, in the first quarter of 2018, the Company changed its method of accounting for revenue due to the adoption of Accounting Codification Topic 606, Revenue from Contracts with Customers.

As discussed in Note 1 to the consolidated financial statements, in the first quarter of 2018, the Company changed its method of accounting for pensions due to the adoption of Accounting Standards Update 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2018.

Dallas, Texas

March 14, 2019

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 34

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

A. H. Belo Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of A. H. Belo Corporation (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 14, 2019 expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Grant Thornton LLP

Dallas, Texas

March 14, 2019

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

A. H. Belo Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of A.H. Belo Corporation and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes  (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2009 to 2017.

Dallas, Texas
March 16, 2018

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 36

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
In thousands, except share and per share amounts	2018	2017
Net Operating Revenue:
Advertising and marketing services	$105,428	$143,247
Circulation	71,919	76,884
Printing, distribution and other	24,940	28,495
Total net operating revenue	202,287	248,626
Operating Costs and Expense:
Employee compensation and benefits	89,304	103,495
Other production, distribution and operating costs	90,167	114,594
Newsprint, ink and other supplies	22,026	23,561
Depreciation	9,902	10,415
Amortization	799	799
Asset impairments	(22)	3,344
Total operating costs and expense	212,176	256,208
Operating loss	(9,889)	(7,582)
Other income, net	3,891	11,483
Income (Loss) Before Income Taxes	(5,998)	3,901
Income tax benefit	(565)	(6,260)
Net Income (Loss)	$(5,433)	$10,161

Per Share Basis
Net income (loss)
Basic and diluted	$(0.26)	$0.46
Number of common shares used in the per share calculation:
Basic	21,747,633	21,721,497
Diluted	21,747,633	21,723,002

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 37

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In thousands	2018	2017
Net Income (Loss)	$(5,433)	$10,161
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	630	6,225
Actuarial gains (losses)	(13,339)	8,151
Total other comprehensive income (loss), net of tax	(12,709)	14,376
Total Comprehensive Income (Loss)	$(18,142)	$24,537

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 38

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
In thousands, except share amounts	2018	2017
Assets
Current assets:
Cash and cash equivalents	$55,313	$57,660
Accounts receivable (net of allowance of $581 and $1,055 at December 31, 2018 and December 31, 2017, respectively)	22,057	26,740
Inventories	3,912	3,171
Prepaids and other current assets	5,023	13,734
Assets held for sale	1,089	1,089
Total current assets	87,394	102,394
Property, plant and equipment, at cost	422,966	418,730
Less accumulated depreciation	(396,705)	(387,024)
Property, plant and equipment, net	26,261	31,706
Intangible assets, net	3,274	4,073
Goodwill	13,973	13,973
Deferred income taxes, net	6,417	5,355
Other assets	5,029	5,347
Total assets	$142,348	$162,848
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,334	$10,303
Accrued compensation and benefits	8,294	8,243
Other accrued expense	5,586	4,275
Advance subscription payments	11,449	11,670
Total current liabilities	31,663	34,491
Long-term pension liabilities	31,889	23,038
Other post-employment benefits	1,165	2,052
Other liabilities	7,045	5,568
Total liabilities	71,762	65,149
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,854,728 and 20,700,292 shares at December 31, 2018 and December 31, 2017, respectively	209	208
Series B: issued 2,469,555 and 2,469,755 shares at December 31, 2018 and December 31, 2017, respectively	24	24
Treasury stock, Series A, at cost; 1,697,370 and 1,430,961 shares held at December 31, 2018 and December 31, 2017, respectively	(12,601)	(11,302)
Additional paid-in capital	494,389	494,989
Accumulated other comprehensive loss	(37,641)	(24,932)
Accumulated deficit	(373,794)	(361,288)
Total shareholders’ equity	70,586	97,699
Total liabilities and shareholders’ equity	$142,348	$162,848

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 39

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2016	20,620,461	2,472,680	$231	$499,552	(1,416,881)	$(11,233)	$(39,308)	$(361,324)	$1,234	$89,152
Net income	—	—	—	—	—	—	—	10,161	—	10,161
Other comprehensive income	—	—	—	—	—	—	14,376	—	—	14,376
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(118)	(118)
Treasury stock purchases	—	—	—	—	(14,080)	(69)	—	—	—	(69)
Issuance of shares for restricted stock units	76,906	—	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	—	944	—	—	—	—	—	944
Purchases of noncontrolling interests				(5,506)					(1,116)	(6,622)
Conversion of Series B to Series A	2,925	(2,925)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(10,125)	—	(10,125)
Balance at December 31, 2017	20,700,292	2,469,755	$232	$494,989	(1,430,961)	$(11,302)	$(24,932)	$(361,288)	$—	$97,699
Net loss	—	—	—	—	—	—	—	(5,433)	—	(5,433)
Other comprehensive loss	—	—	—	—	—	—	(12,709)	—	—	(12,709)
Treasury stock purchases	—	—	—	—	(266,409)	(1,299)	—	—	—	(1,299)
Issuance of shares for restricted stock units	151,236	—	1	(1)	—	—	—	—	—	—
Issuance of shares for stock option exercises	3,000	—	—	6	—	—	—	—	—	6
Share-based compensation	—	—	—	(605)	—	—	—	—	—	(605)
Conversion of Series B to Series A	200	(200)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(7,073)	—	(7,073)
Balance at December 31, 2018	20,854,728	2,469,555	$233	$494,389	(1,697,370)	$(12,601)	$(37,641)	$(373,794)	$—	$70,586

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 40

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2018	2017
Operating Activities
Net income (loss)	$(5,433)	$10,161
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	10,701	11,214
Net periodic (benefit) expense and contributions related to employee benefit plans	(3,818)	(17,519)
Share-based compensation	(605)	944
Bad debt expense	888	2,109
Deferred income taxes	(1,062)	(5,355)
Loss on investment related activity	—	250
(Gain) loss on disposal of fixed assets	212	(14,477)
Asset impairments	(22)	3,344
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	3,795	265
Inventories, prepaids and other current assets	7,970	(3,966)
Other assets	318	2,196
Accounts payable	(3,969)	1,267
Compensation and benefit obligations	818	(155)
Other accrued expenses	3,074	(614)
Advance subscription payments	(221)	(1,573)
Other post-employment benefits	(928)	(186)
Net cash provided by (used for) operating activities	11,718	(12,095)
Investing Activities
Purchases of assets	(5,656)	(12,005)
Sales of assets	—	21,300
Purchases of investments	—	(18)
Net cash provided by (used for) investing activities	(5,656)	9,277
Financing Activities
Purchases of noncontrolling interests	—	(9,231)
Dividends paid	(7,116)	(10,114)
Distributions to noncontrolling interests	—	(179)
Purchases of treasury stock	(1,299)	(69)
Proceeds from exercise of stock options	6	—
Net cash used for financing activities	(8,409)	(19,593)
Net decrease in cash and cash equivalents	(2,347)	(22,411)
Cash and cash equivalents, beginning of period	57,660	80,071
Cash and cash equivalents, end of period	$55,313	$57,660

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 41

A. H. Belo Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1: Significant Accounting Policies and Recently Issued Accounting Standards

Description of Business.   A. H. Belo Corporation and subsidiaries are referred to collectively herein as “A. H. Belo” or the “Company.” The Company, headquartered in Dallas, Texas, is the leading local news and information publishing company in Texas with commercial printing, distribution and direct mail capabilities, as well as a presence in emerging media and digital marketing. While focusing on extending the Company’s media platforms, A. H. Belo delivers news and information in innovative ways to a broad range of audiences with diverse interests and lifestyles. The Company publishes The Dallas Morning News  (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences. A. H. Belo also offers digital marketing solutions through DMV Digital Holdings Company (“DMV Holdings”). In December 2017, the Company completed the sale of the Denton Record-Chronicle and the Company no longer owns newspaper operations in Denton, Texas.

Basis of Presentation.   The consolidated financial statements included herein include adjustments of a normal recurring nature, which in the Company’s opinion, are necessary to present fairly the consolidated financial information as of and for the periods indicated. All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

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

Cash and Cash Equivalents.   The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash and cash equivalents with high credit quality institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable.   Accounts receivable are reported net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical write-off experience and the Company’s knowledge of the customers’ ability to pay amounts due. Accounts are written-off after all collection efforts fail; generally, after one year has expired. Expense for such uncollectible amounts is included in other production, distribution and operating costs. Bad debt expense for 2018 and 2017 was $888 and $2,109, respectively. Write-offs, net of recoveries and other adjustments for 2018 and 2017 were $1,362 and $2,169, respectively.

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

Inventories.   Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are recorded at the lower of cost or net realizable value. Cost is determined by the weighted average purchase price of the inventory acquired.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 42

The table below sets forth property, plant and equipment by type.

	December 31,		Estimated
	2018	2017	Useful Lives
Land	$2,220	$2,220
Buildings and improvements	111,411	110,409	5 - 30 years
Publishing equipment	216,891	216,199	3 - 20 years
Other	92,293	88,177	3 - 10 years
Construction in process	151	1,725
Total	422,966	418,730
Less accumulated depreciation	(396,705)	(387,024)
Property, plant and equipment, net	$26,261	$31,706

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

The Company conducted the annual goodwill impairment test as of December 31, 2018. The Company believes the use of a discounted cash flow approach, combined with the market approach, is the most reliable indicator of the estimated fair value of the business. Upon completion of the annual test, it was determined the Marketing Services reporting unit’s fair value exceeded its carrying value by approximately 46 percent. Accordingly, no impairment was warranted.

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

Investments.   The Company owns certain equity securities in companies in which it does not exercise control. These investments are recorded under the cost method with a balance of $1,432 at December 31, 2018 and 2017, and the Company recognizes income or loss upon the receipt of dividends or distributions, or upon liquidation of the investment. The Company evaluates its ability to recover the carrying value of cost method investments based upon the financial strength of the investee. If the Company determines the carrying value is not recoverable, an impairment charge is recorded for the difference between the fair value of the investment and the carrying value. For those investments where the Company is able to exercise significant influence over the investee as defined under ASC 323 – Equity Method and Joint Ventures, the Company accounts for the investment under the equity method of accounting, recognizing its share of the investee’s income or loss as a component of earnings.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 43

Long-Term Incentive Plan.   The Company sponsors a long-term incentive plan (the “Plan”) under which it may issue restricted stock units (“RSUs”) and cash awards to directors and certain employees of the Company. Due to the expiration of the Plan on February 8, 2018, A. H. Belo implemented, and shareholders approved, a new long-term incentive plan (the “2017 Plan”) under which an additional 8,000,000 shares of the Company’s Series A and Series B common stock are authorized for equity-based awards. Like its predecessor plan, awards under the 2017 Plan may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards, RSUs, performance shares, performance units or stock appreciation rights.

On December 6, 2018, the board of directors approved the accelerated vesting and payout, and conversion to cash of all outstanding RSUs previously granted to the Company’s officers and directors under the Plan and the 2017 Plan. Prior to the accelerated vesting and payout approved in the fourth quarter of 2018, the fair value of awards issued under the long-term incentive plans was recognized to expense over the vesting period of the award. The fair value of RSUs was established at the closing price of the Company’s common stock on the date of grant. Vested RSUs were previously redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of up to three years.

As of December 31, 2018, there were no options or RSUs outstanding and all compensation expense has been fully recognized. See Note 6 – Long-term Incentive Plan.

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

Accumulated other comprehensive loss consists of actuarial gains and losses associated with the A. H. Belo Pension Plans (the “Pension Plans”) and other post-employment benefit (the “OPEB”) plans. The cumulative balances are amortized to earnings over the weighted average remaining life expectancy of the participants to the extent such balances exceed 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. The Company discloses amounts reclassified from accumulated other comprehensive loss to net income (loss) in Note 9 - Shareholders' Equity.

Revenue Recognition.   The Company’s principal sources of revenue are the advertising space in published issues of its newspapers and on the Company’s third-party websites, the sale of newspapers to distributors and individual subscribers, as well as amounts charged to customers for commercial printing, distribution and direct mail.

Advertising and marketing services revenue is primarily recognized at a point in time when the ad or service is complete and delivered, based on the customers’ contract price. Barter advertising transactions are recognized at estimated fair value based on the negotiated contract price and the range of prices for similar advertising from customers unrelated to the barter transaction. The Company expenses barter costs as incurred, which is independent from the timing of revenue recognition. In addition, certain digital advertising revenue related to website access is recognized over time, based on the customers’ monthly rate.

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

Circulation revenue is generated primarily by selling home delivery and digital subscriptions, as well as single copy sales to non-subscribers. Home delivery and single copy revenue is recognized at a point in time when the paper is delivered or purchased. Revenue is directly reduced for any non-payment for the grace period of home delivery subscriptions where the Company recorded revenue for newspapers delivered after a subscription expired. Digital subscriptions are recognized over time, based on the customers’ monthly rate.

Printing, distribution and other revenue is primarily generated from printing and distribution of other newspapers, as well as production of preprinted advertisements for other newspapers. Printing, distribution and other revenue is recognized at a point in time when the product or service is delivered.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 44

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

Segments.   The Company operates under two reportable segments. The Publishing segment includes the operating activities associated with the Company’s core print and digital operations associated with its newspapers, niche publications and related websites and apps.  The Marketing Services segment includes the operations of DMV Holdings and digital advertising through Connect (programmatic advertising). This segment primarily includes sales of advertising delivered outside the Company’s news platforms, social media management services, and other marketing services designed to provide integrated solutions for optimizing businesses marketing challenges and opportunities.

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

As a result of adopting this guidance retrospectively, total operating costs and expense decreased $2,471 for 2017, with the offsetting change recorded to other income, net. There was no impact to net income (loss), retained earnings and earnings per share.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 45

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

The Company currently anticipates adopting ASU 2016-02 on January 1, 2019, using the modified retrospective approach and expects to elect certain available transitional practical expedients. The Company reviewed its various lease agreements and in the third quarter of 2018, implemented new lease management software. In the fourth quarter of 2018, the Company substantially completed its assessment and the most significant impact is related to how it accounts for real estate operating leases. Upon adoption, the Company will record additional assets and liabilities related to leases of approximately $22,500 and $26,000, respectively. Additionally, the Company does not anticipate any adjustment to opening retained earnings.

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

The Publishing segment includes the Company’s core print and digital operations associated with its newspapers, niche publications and related websites and apps. These operations generate revenue from sales of advertising within its newspaper and digital platforms, subscription and retail sales of its newspapers, commercial printing and distribution services, primarily related to national and regional newspapers, and preprint advertising. Businesses within the Publishing segment leverage its production facilities, subscriber and advertiser base, and digital news platforms to provide additional contribution margin. The Company evaluates Publishing operations based on operating profit and cash flows from operating activities.

The Marketing Services segment includes the operations of DMV Holdings and digital advertising through Connect (programmatic advertising). The Company operates this integrated portfolio of assets within its Marketing Services segment as separate businesses that sell digital marketing and advertising through different channels, including programmatic advertising and content marketing within the social media environment.

Based on the organization of the Company’s structure and organizational chart, the Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. As of May 17, 2018, Robert W. Decherd became the CODM upon Jim Moroney’s retirement. The CODM allocates resources and capital to the Publishing and Marketing Services segments at the segment level.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 46

The tables below set forth summarized financial information for the Company’s reportable segments.

	Years Ended December 31,
	2018	2017
Revenue
Publishing	$180,327	$217,347
Marketing Services	21,960	31,279
Total	$202,287	$248,626

Operating Income (Loss)
Publishing	$(11,146)	$(10,675)
Marketing Services	1,257	3,093
Total	$(9,889)	$(7,582)

Noncash Expenses
Publishing
Depreciation	$9,699	$10,300
Asset impairments	(22)	3,344
Pension settlement	—	5,911
Total	$9,677	$19,555

Marketing Services
Depreciation	$203	$115
Amortization	799	799
Total	$1,002	$914

	December 31,	December 31,
	2018	2017
Total Assets
Publishing	$120,928	$137,409
Marketing Services	21,420	25,439
Total	$142,348	$162,848

Net periodic pension and other post-employment expense (benefit) is now included in other income, net in the Consolidated Statements of Operations; see Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards. As a result of adopting this guidance retrospectively, Publishing operating costs and operating loss decreased $2,471 for 2017. In 2017, the Company completed a de-risking transaction to reduce the Company’s pension liability, which resulted in a charge to pension expense of $5,911; see Note 8 – Pension and Other Retirement Plans.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 47

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

The table below sets forth the impact on the Company’s Consolidated Statements of Operations for the year ended December 31, 2018, due to the adoption of the new revenue guidance. There was no impact to opening retained earnings.

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption	Effect of Change (Decrease)
Revenue
Advertising and marketing services	$105,428	$117,148	$(11,720)
Circulation	71,919	72,925	(1,006)

Expenses
Other production, distribution and operating costs	$90,167	$102,893	$(12,726)

The impact to advertising and marketing services revenue was related to digital advertising placed on third-party websites where the Company acted as an agent. Prior to adoption, such revenue was generally recorded gross, but under the new standard this revenue is recorded net. The impact to circulation revenue was related to home delivery subscriptions where the Company recorded revenue for the grace period of newspapers delivered after a subscription expires. Prior to adoption, any non-payment of grace was recorded as bad debt expense, but under the new standard this is considered variable consideration and revenue is directly reduced for the non-payment. As a result, other production, distribution and operating costs, as well as the receivable allowance, were reduced, but there was no impact to accounts receivable.

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with the customers are satisfied. This occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales tax collected concurrent with revenue-producing activities are excluded from revenue.

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

	Years Ended December 31,
	2018	2017
Advertising revenue	$83,468	$111,968
Digital services	16,982	26,489
Other services	4,978	4,790
Advertising and marketing services	105,428	143,247
Circulation	71,919	76,884
Printing, distribution and other	24,940	28,495
Total Revenue	$202,287	$248,626

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 48

Digital services and other services revenues are included in the Marketing Services segment results. Digital services revenue includes targeted and multi-channel (programmatic) advertising placed on third-party websites, content development, social media management, search optimization, and other consulting. Other services revenue is primarily generated from the sale of promotional merchandise.

Advertising and marketing services revenue is primarily recognized at a point in time when the ad or service is complete and delivered, based on the customers’ contract price. Barter advertising transactions are recognized at estimated fair value based on the negotiated contract price and the range of prices for similar advertising from customers unrelated to the barter transaction. The Company expenses barter costs as incurred, which is independent from the timing of revenue recognition. In addition, certain digital advertising revenue related to website access is recognized over time, based on the customers’ monthly rate.

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

Remaining Performance Obligations

The Company has various Publishing advertising contracts and Marketing Services digital services contracts that range from 13 months to 36 months. The Company recognizes revenue on the advertising contracts over the term of the agreement at a point in time when the service or product is delivered. The Company recognizes revenue on the digital services contracts over time, based on the customers’ monthly rate. At December 31, 2018, the remaining performance obligation was $2,974. The Company expects to recognize revenue of $1,669 in 2019, $799 in 2020, and $506 in 2021.

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The short-term and long-term deferred revenue balance as of December 31, 2018, was $12,151, included in advance subscription payments, other accrued expense and other liabilities in the Consolidated Balance Sheets. In the year ended December 31,  2018, the balance increased $808,  primarily driven by cash payments received by the Company in advance of satisfying its performance obligations, offset by $10,291 of revenue recognized that was included in the deferred revenue balance as of December 31, 2017.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 49

Note 4:  Acquisitions

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

Pro-rata distributions.   In connection with the 2015 acquisition of 80 percent voting interest in DMV Holdings, the shareholder agreement provided for a pro-rata distribution of 50 percent and 100 percent of DMV Holdings’ free cash flow for fiscal years 2016 and 2015, respectively. Free cash flow is defined as earnings before interest, taxes, depreciation and amortization less capital expenditures, debt amortization and interest expense, as applicable. In 2017, the Company recorded pro-rata distributions to noncontrolling interests of $163 in connection with this agreement based on 2016 free cash flow as defined.

Note 5: Goodwill and Intangible Assets

The table below sets forth goodwill and other intangible assets by reportable segment as of December 31, 2018 and 2017. In the first quarter of 2017, the Company reorganized reporting units based on reporting structure and the go-to-market for the Company’s service and product offerings. The Company’s Publishing and Marketing Services segments each operate as a single reporting unit.

	December 31,	December 31,
	2018	2017
Goodwill
Marketing Services	$13,973	$13,973

Intangible Assets
Marketing Services
Cost	$6,470	$6,470
Accumulated Amortization	(3,196)	(2,397)
Net Carrying Value	$3,274	$4,073

Marketing Services’ intangible assets consist of $4,950 of customer relationships with estimated useful lives of 10 years and $1,520 of developed technology with an estimated useful life of five years. In 2017, the Publishing segment’s fully amortized intangible assets were written-off and had no remaining useful life. Aggregate amortization expense was $799 for 2018 and 2017. Annual amortization expense for the next five years is expected to approximate $799 in 2019 and $495 thereafter.

As a result of the first quarter 2017 segment reorganization,  certain goodwill and intangible assets previously reported in the Marketing Services segment were moved to the Publishing segment, which was fully impaired as of December 31, 2016. Therefore, the Company recorded a noncash goodwill impairment charge of $228 in the first quarter of 2017.

The Company tested the Marketing Services segment’s goodwill for impairment as of December 31, 2018, using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital, combined with a market approach using peer-based earnings multiples. The Company believes the use of a discounted cash flow approach, combined with the market approach, is the most reliable indicator of the estimated fair value of the business. Upon completion of the annual test, it was determined the Marketing Services reporting unit’s fair value exceeded its carrying value by approximately 46 percent. Accordingly, no impairment was warranted.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 50

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

Stock Options.   No options have been granted since 2009. As of December 31, 2018, there were no outstanding options and all compensation expense associated with stock options has been fully recognized.

The table below sets forth a summary of stock option activity under the Plan.

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	100,344	$6.46
Canceled	(97,344)	6.60
Exercised	(3,000)	2.05
Outstanding at December 31, 2018	—	—

The aggregate intrinsic value of options exercised in 2018 was $7. No options were exercised in 2017.

Restricted Stock Units.   The Company issued RSUs under the Plan and the 2017 Plan to its officers and directors. The RSUs had service and/or performance conditions and, subject to retirement eligibility, vested over a period of up to three years. Vested RSUs were redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. On December 6, 2018, the board of directors approved the accelerated vesting and payout, and conversion to cash of all outstanding RSUs previously granted to the Company’s officers and directors under the Plan and the 2017 Plan.

Award agreements for an aggregate of 607,553 outstanding RSUs held by officers and directors were amended to provide for accelerated vesting, to the extent not already vested, as of December 10, 2018, and for accelerated payment entirely in cash. Each RSU was valued at an amount equal to the closing market price of a share of Series A Common Stock on the New York Stock Exchange on December 10, 2018. The total aggregate value of the RSUs being accelerated is approximately $2,521. RSUs held by officers not subject to the requirements of Code Section 409A were paid on December 21, 2018, and officers and directors subject to Code Section 409A will be paid on the earlier of (i) December 11, 2019 or (ii) applicable date established under the award agreement. As of December 31, 2018, there were no outstanding RSUs and the liability for the cash payments to be made in 2019, was $1,795, included in other accrued expense in the Consolidated Balance Sheet.

The table below sets forth a summary of RSU activity under the Company’s long-term incentive plans.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock		Weighted Average Price on Date of Grant
Non-vested at December 31, 2017	224,053					$6.07
Granted	348,455					5.05
Canceled	(3,711)					6.06
Vested and outstanding	(184,774)					5.38
Vested and issued	(114,248)	68,543	45,705	$235		6.29
Accelerated vesting and converted to cash	(269,775)			$1,120	(a)	5.13
Non-vested at December 31, 2018	—					—

(a)	A portion of the cash payments will be paid in 2019 for officers and directors subject to Code Section 409A.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 51

In 2018, the Company issued 82,693 shares of Series A common stock and 55,128 shares were redeemed in cash for RSUs that were previously vested as of December 31, 2017. There were 290,825 RSUs vested and outstanding as of December 31, 2017.

Compensation Expense.   Prior to the amended award agreements, A. H. Belo recognized compensation expense for awards granted under the Company’s long-term incentive plans over the vesting period of the award. The fair value of RSU grants was determined using the closing trading price of the Company’s Series A common stock on the grant date. As a result of the amended award agreements,  all compensation expense related to previously granted RSUs has been fully recognized as of December 31, 2018. Additionally, the shareholders’ equity component of the compensation expense was reversed since the awards were converted to cash. Compensation expense related to granted RSUs is set forth in the table below.

Years Ended December 31,	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
2018	$(605)	$3,005	$2,400
2017	944	654	1,598

Note 7: Income Taxes

The table below sets forth the Company’s income tax benefit.

	Years Ended December 31,
	2018	2017
Current
Federal	$(136)	$(2,018)
State	633	1,113
Total current	497	(905)
Deferred
Federal	(3,880)	8,723
State	(15)	(7)
Total deferred	(3,895)	8,716
Valuation Allowance	2,833	(14,071)
Income Tax Benefit	$(565)	$(6,260)

The table below reconciles the income tax benefit computed by applying the applicable United States federal income tax rate to the tax benefit computed at the effective income tax rate.

	Years Ended December 31,
	2018	2017
Computed expected income tax provision (benefit)	$(1,260)	$1,362
State income tax (net of federal benefit)	679	698
Valuation allowance	185	(14,071)
Federal tax reform - deferred rate change	80	3,570
Goodwill impairment	—	63
Nondeductible expenses	311	(3,454)
Uncertain tax position reserve	(165)	2,555
Noncontrolling interests	—	(5)
Other	(395)	3,022
Income tax benefit	$(565)	$(6,260)
Effective income tax rate	9.4%	(160.5)%

A tax benefit of $565 was recorded in 2018. The benefit was primarily due to an increase in the net operating loss deferred tax asset, a partial release of the reserve for uncertain tax positions and the recognition of a tax receivable related to the 2017 Texas margin tax filing.

A tax benefit of $6,260 was recorded in 2017. The benefit was primarily due to deductions associated with the voluntary pension contribution of $20,000, partial release of the valuation allowance and a capital loss on the sale of the Denton Record-Chronicle, of which a portion was carried back to 2014 for federal income tax purposes. These deductions offset taxable income that resulted from the sale of the Company’s three properties in downtown Dallas, Texas.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 52

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provided for the acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes that began in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

As of December 31, 2017, the Company completed its accounting for the tax effects of enactment of the 2017 Tax Act, which was reflected in the Company’s 2017 consolidated financial statements. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $3,570 decrease in income tax benefit for the year ended December 31, 2017. No material adjustments were made in 2018.

The Company made income tax payments, net of refunds, of $(6,404) and $583 in 2018 and 2017, respectively. A refund of $4,095 was received in the third quarter of 2018, for a tax benefit recognized in 2017 related to a capital loss on the sale of the Denton Record-Chronicle in the fourth quarter of 2017, of which a portion was carried back against taxes paid in 2014. Tax benefits recognized in 2016 were carried back against taxes paid in 2014 for a refund of $3,210 received in the second quarter of 2018, which is the result of a tax benefit from the abandonment of the Company's ownership interest in Wanderful Media, LLC and the sale of the Company's equity investment in Homesnap, Inc. in the fourth quarter of 2016.

The table below sets forth the significant components of the Company’s deferred tax assets and liabilities.

	December 31,
	2018	2017
Deferred Tax Assets (Liabilities)
Defined benefit plans	$6,697	$4,838
Investments	177	210
Tax depreciation less than book depreciation	1,993	1,576
Expenses deductible for tax purposes in a year different from the year accrued	972	644
Deferred compensation and benefits	376	553
Tax amortization in excess of book amortization	(232)	(368)
State taxes	83	68
Federal net operating loss carryforward	5,541	4,260
Other	427	482
Total	16,034	12,263
Valuation allowance for deferred tax assets	(9,617)	(6,908)
Net Deferred Tax Assets	$6,417	$5,355

The presentation of net deferred tax assets and liabilities for each jurisdiction are presented as noncurrent within the Company’s Consolidated Balance Sheets. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The Company recognizes a valuation allowance for deferred tax assets when it is more-likely-than-not that these assets will not be realized. In making this determination, all positive and negative evidence is considered, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income and taxable income in prior carryback years. In 2018 and 2017, it was determined the net operating loss carryforward of $5,541 and $4,260, respectively, was realizable and the Company recorded a deferred tax asset. Additionally in 2018 and 2017, a reduction of $876 and $1,095, respectively, was recorded to the valuation allowance to account for other deferred tax assets that were determined to be realizable.

Uncertain tax positions are evaluated and a liability is recognized for the tax benefit associated with uncertain positions only if it is more-likely-than-not that the positions will not be sustained upon examination by taxing authorities, based on the technical merits of the positions. The Company assesses its filing positions in all significant jurisdictions where it is required to file income tax returns for all open tax years. The Company’s federal income tax returns for the years subsequent to December 31, 2014, remain subject to examination, and income tax returns in major state income tax jurisdictions where the Company operates remain subject to examination for various periods subsequent to December 31, 2014. Additionally, the December 2014 return was amended in 2016, extending the statute of limitations associated with the 2014 filing. The Company has recorded a reserve for the tax benefit related to uncertain state tax positions existing as of December 31, 2018, included in other liabilities in the Consolidated Balance Sheets.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 53

The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit.

2018
Balance at January 1	$2,757
Decrease related to statute of limitations expiring	(165)
Balance at December 31	$2,592

Note 8: Pension and Other Retirement Plans

Defined Benefit Plans.   The Company sponsors the A. H. Belo Pension Plans (the “Pension Plans”), which provide benefits to approximately 1,400 current and former employees of the Company. A. H. Belo Pension Plan I provides benefits to certain current and former employees primarily employed with The Dallas Morning News or the A. H. Belo corporate offices. A. H. Belo Pension Plan II provides benefits to certain former employees of The Providence Journal Company. This obligation was retained by the Company upon the sale of the newspaper operations of The Providence Journal. No additional benefits are accruing under the A. H. Belo Pension Plans, as future benefits were frozen.

The Company was not required to make contributions to the A. H. Belo Pension Plans in 2018 and 2017 under the applicable tax and labor laws governing pension plan funding. In 2017, the Company made a voluntary contribution of $20,000 to the Pension Plans and using the contribution, in addition to liquidating $23,391 of plan assets, transferred $43,391 of pension liabilities to an insurance company. As a result of this de-risking action, the Company reduced the number of participants in the Pension Plans by 796, or 36 percent. A charge to pension expense of $5,911 in 2017, was recorded to reflect the amortization of losses in accumulated other comprehensive loss associated with this transaction. In addition, the projected benefit obligation was remeasured as of September 30, 2017, which resulted in an actuarial gain of $3,648 that was recorded to other comprehensive income (loss) in 2017; see Note 9 – Shareholders’ Equity. This transaction occurred on September 20, 2017, but the Company elected to use the measurement date practical expedient, allowing the Company to use September 30, 2017, as the alternative measurement date. No material transactions or changes in market conditions occurred between the transaction date and the alternative measurement date.

The Company will continue to evaluate the feasibility of additional de-risking strategies based on the economic benefits to the Company.

Actuarial gains (losses) of $(13,240) and $8,005 were recorded to other comprehensive income (loss) in 2018 and 2017, respectively; see Note 9 - Shareholders' Equity for information on amounts recorded to accumulated other comprehensive loss.

The table below sets forth summarized financial information about the A. H. Belo Pension Plans.

	2018	2017
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$219,635	$259,025
Interest cost	7,185	9,051
Actuarial (gain) loss	(11,697)	9,214
Benefit payments	(11,699)	(14,264)
Annuity purchase	—	(43,391)
Projected benefit obligation at end of year	203,424	219,635
Change in Plan Assets
Fair value of plan assets at beginning of year	196,597	204,182
Return on plan assets	(13,363)	30,070
Employer contributions	—	20,000
Benefit payments	(11,699)	(14,264)
Annuity purchase	—	(43,391)
Fair value of plan assets at end of year	171,535	196,597
Funded Status	$(31,889)	$(23,038)
Amounts Recorded on the Balance Sheet
Noncurrent liability - accrued benefit cost	$31,889	$23,038
Accumulated Benefit Obligation	$203,424	$219,635

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 54

Net Periodic Pension Expense (Benefit)

The projected benefit obligations of the A. H. Belo Pension Plans are estimated using the Citigroup Pension Yield Curve, which is based upon a portfolio of high quality corporate debt securities with maturities that correlate to the timing of benefit payments to the Pension Plans’ participants. Future benefit payments are discounted to their present value at the appropriate yield curve discount rate to determine the projected benefit obligation outstanding at each year end. The yield curve discount rates as of December 31, 2018 and 2017, were 4.0 percent and 3.4 percent, respectively.

Interest expense included in net periodic pension expense (benefit) is based on the Citigroup Pension Yield Curve established at the beginning of the fiscal year. The beginning of year yield curve discount rate for 2018 and 2017 was 3.4 percent and 3.8 percent, respectively. Due to the 2017 de-risking action, a settlement charge was triggered as of September 30, 2017. Net periodic benefit cost for the fourth quarter of 2017 and the settlement charge were determined using a yield curve discount rate of 3.5 percent.

The Company assumed a 6.5 percent long-term return on the Pension Plans’ assets in 2018 and 2017. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans. Investment strategies for the Pension Plans’ assets are based upon factors such as the remaining life expectancy of participants and market risks.

The table below sets forth components of net periodic pension expense (benefit) for 2018 and 2017.

	Years Ended December 31,
	2018	2017
Interest cost	$7,185	$9,051
Expected return on plans' assets	(11,575)	(12,851)
Amortization of actuarial loss	671	387
Recognized settlement loss	—	5,911
Net periodic pension expense (benefit)	$(3,719)	$2,498

Plan Assets

The Company is responsible for directing the investment strategies of the A. H. Belo Pension Plans’ assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risks. The long-term targeted allocation of the Pension Plans’ assets invested in equity securities and fixed income securities is 50.0 percent and 50.0 percent, respectively. These targets are determined by matching the actuarial projections of the Pension Plans’ future liabilities and benefit payments with the expected long-term rates of return on assets and expected market risks. Investment risk is continuously monitored and Pension Plans’ assets are rebalanced to target allocations to meet the Company’s strategy and the Pension Plans’ liquidity needs. At December 31, 2018, the Pension Plans’ investments in equity securities and fixed income securities accounted for 42.0 percent and 58.0 percent of the total noncash holdings, respectively.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 55

The table below sets forth the A. H. Belo Pension Plans’ assets at fair value as of December 31, 2018 and 2017, with inputs used to develop fair value measurements.

	Fair Value Measurements Using
	Total		Quoted Price in Active Markets for Identical Assets (Level I)		Significant Other Observable Inputs (Level II)		Significant Unobservable Inputs (Level III)
Description	2018	2017	2018	2017	2018	2017	2018	2017
Cash and Money Market Funds	$7,000	$2,215	$7,000	$2,215	$—	$—	$—	$—
Equity Funds
U.S. equity securities	46,346	57,819	—	—	46,346	57,819	—	—
International equity securities	22,783	34,988	—	—	22,783	34,988	—	—
Fixed Income Funds
Domestic corporate and government debt securities	52,179	49,480	—	—	52,179	49,480	—	—
Domestic corporate debt securities	38,814	44,305	—	—	38,814	44,305	—	—
International corporate and government debt securities	4,413	7,790	—	—	4,413	7,790	—	—
Total	$171,535	$196,597	$7,000	$2,215	$164,535	$194,382	$—	$—

Inputs and valuation techniques used to measure the fair value of Pension Plans’ assets vary according to the type of asset being valued. Cash and money market funds, as well as exchange traded funds, are designated as Level I. Remaining equity securities and fixed income securities represent units of commingled pooled funds and fair values are based on net asset value (“NAV”) of the units of the fund determined by the fund manager. Commingled pooled funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors than retail mutual funds. As commingled pooled funds are typically only accessible by institutional investors, the NAV is not readily observable by non-institutional investors. Equity securities held through units in these funds are monitored as to issuer and industry. As of December 31, 2018, there were no significant concentrations of equity or debt securities in any single issuer or industry.

The 2017 fair value measurements for certain equity funds were reclassified from Level I to Level II based on the NAV not being readily observable by non-institutional investors as described above. There was no impact to the total Pension Plans’ assets.

Other

The table below sets forth the Company’s expected future benefit payments as of December 31, 2018.

Payment year	Expected Benefit Payments
2019	$13,161
2020	13,188
2021	13,210
2022	13,318
2023	13,196
2024 - 2028	65,559

The Company expects to make no required contributions to the A. H. Belo Pension Plans in 2019.

Other defined benefit plans.   A. H. Belo also sponsors other post-employment benefit (the “OPEB”) plans, which provide health and life insurance benefits for certain retired employees. These plans were frozen subsequent to the separation from the Company’s former parent company and no future benefits accrue. The Company recorded a liability of $1,165 and $1,185 related to the OPEB plans as of December 31, 2018 and 2017, respectively. A net periodic cost (benefit) of $4 and $(37) in 2018 and 2017, respectively, was recorded to employee compensation and benefits. The net benefit primarily represents amortization of actuarial gains (losses) and prior service costs, offset by interest expense associated with the actuarial liability. Actuarial gains (losses) of $(99) and $146 were recorded to other comprehensive income (loss) in 2018 and 2017, respectively; see Note 9 - Shareholders' Equity.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 56

Defined Contribution Plans.   The A. H. Belo Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. The Company recorded expense of $855 and $871 in 2018 and 2017 respectively, for matching contributions to the Savings Plan.

Note 9: Shareholders’ Equity

Dividends.   On December 6, 2018, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on February 8, 2019, paid on March 1, 2019.  As of December 31, 2018, the Company recorded $1,730 to accrue for dividends declared but not yet paid.

On March 7, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.08 per share, payable on June 7, 2019, to shareholders of record at the close of business on May 17, 2019.

Treasury Stock.   The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. In the fourth quarter of 2017, the Company resumed open market share repurchases under a repurchase plan agreement limited to a total of $2,500. During the fourth quarter of 2018, the Company repurchased 55,445 shares of its Series A common stock at a total cost of $243.

Outstanding Shares.   The Company had Series A and Series B common stock outstanding of 19,157,358 and 2,469,555, respectively, net of treasury shares at December 31, 2018. At December 31, 2017, the Company had Series A and Series B common stock outstanding of 19,269,331 and 2,469,755, respectively, net of treasury shares.

Accumulated Other Comprehensive Loss.   Accumulated other comprehensive loss consists of actuarial gains and losses attributable to the A. H. Belo Pension Plans, gains and losses resulting from Pension Plans’ amendments and other actuarial experience attributable to OPEB plans. The Company records amortization of the components of accumulated other comprehensive loss in employee compensation and benefits in its Consolidated Statements of Operations. Gains and losses associated with the A. H. Belo Pension Plans are amortized over the weighted average remaining life expectancy of the Pension Plans’ participants. Gains and losses associated with the Company’s OPEB plans are amortized over the average remaining service period of active OPEB plans’ participants. In 2019, the Company anticipates amortizing $256 of net losses in accumulated other comprehensive loss related to its defined benefit Pension Plans and OPEB plans. Deferred tax assets related to amounts recorded in accumulated other comprehensive loss in 2018 and 2017 are fully reserved; see Note 7 - Income Taxes.

The table below sets forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Years Ended December 31,
	2018			2017
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(24,932)	$(25,434)	$502	$(39,308)	$(39,737)	$429
Amortization	630	671	(41)	6,225	6,298	(73)
Actuarial gains (losses)	(13,339)	(13,240)	(99)	8,151	8,005	146
Balance, end of period	$(37,641)	$(38,003)	$362	$(24,932)	$(25,434)	$502

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 57

Note 10: Earnings Per Share

The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Years Ended December 31,
	2018	2017
Earnings (Numerator)
Net income (loss)	$(5,433)	$10,161
Less: dividends to participating securities	142	120
Net income (loss) available to common shareholders	$(5,575)	$10,041

Shares (Denominator)
Weighted average common shares outstanding (basic)	21,747,633	21,721,497
Effect of dilutive securities	—	1,505
Adjusted weighted average shares outstanding (diluted)	21,747,633	21,723,002

Earnings Per Share
Basic and diluted	$(0.26)	$0.46

Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

The Company considers outstanding stock options and RSUs in the calculation of earnings per share. A total of 612,222 options and RSUs outstanding as of December 31, 2017, were excluded from the calculation because the effect was anti-dilutive. There were no options or RSUs outstanding as of December 31, 2018.

Note 11: Commitments and Contingencies

As of December 31, 2018, the Company had contractual obligations for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments.

The table below sets forth the summarized commitments of the Company as of December 31, 2018.

	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease commitments	$41,837	$4,403	$3,588	$3,575	$3,467	$3,533	$23,271

In December 2017, AHC Dallas Properties, LLC, a wholly-owned subsidiary of the Company, assumed a 12-year lease agreement for office space that serves as the headquarters of the Denton Record-Chronicle. In connection with the sale of Denton Publishing Company, owner of the Denton Record-Chronicle, to Denton Media Company, Inc., the Company entered into a sublease with Denton Publishing Company for a term ending on July 30, 2023; see Note 13 – Sales of Assets and Other Dispositions. The Company expects future sublease income related to this lease commitment to be $1,013.

In December 2016, the Dallas Morning News, Inc., a wholly-owned subsidiary of the Company, entered into a 16-year lease agreement for office space for the Company’s new corporate headquarters. The Company recognizes rent expense on a straight-line basis. Per the amended lease agreement, rent payments began in November 2018.

Total lease expense for property and equipment was $4,688 and $3,085 in 2018 and 2017, respectively.

The Company funds the A. H. Belo Pension Plans to meet or exceed statutory requirements and currently expects to make no required contributions to these plans in 2019; see Note 8 - Pension and Other Retirement Plans.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 58

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

Note 12: Supplemental Cash Flow Data

The table below sets forth supplemental disclosures related to the Company’s Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2018	2017
Income tax paid, net (refund)	$(6,404)	$583
Noncash investing and financing activities:
Investments in property, plant and equipment payable	131	1,140
Dividends payable	1,730	1,774

Note 13: Sales of Assets and Other Dispositions

Sales of Assets.   Assets held for sale include long-lived assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale. In the fourth quarter of 2017, the Company announced real estate assets in downtown Dallas, Texas, previously used as the corporate headquarters, are available for sale. In addition, it was determined some of the assets on the property will not remain and will not be included in the sale. These assets, with a total carrying value of $3,116, were impaired as of December 31, 2017, as they are no longer in use. Assets on the property that will remain and be part of the sale, with a total carrying value of $1,089, are reported as assets held for sale as of December 31, 2018 and 2017. On October 29, 2018, the Company entered into a definitive agreement to sell these assets in downtown Dallas, Texas for $33,000. On December 6, 2018, the Company received written notice that the potential buyer elected to exercise its right to terminate the agreement. The agreement provided the potential buyer an inspection period through December 14, 2018, and the right to terminate the agreement at any time and for any reason during the inspection period.

In 2017, the Company completed the sale of three parcels of land and received net cash proceeds of $21,300, generating a gain of approximately $12,500, included in other income, net in the Consolidated Statements of Operations.

Other Dispositions.    On December 31, 2017, the Company completed the sale of the outstanding capital stock of the Denton Publishing Company, owner of the Denton Record-Chronicle, to Denton Media Company, Inc. (the “purchaser”). The business did not meet the requirements of a discontinued operation; therefore, all financial results are included in continuing operations. Prior to the disposition, the Denton Record-Chronicle was included in the Publishing segment results. In the fourth quarter of 2017, the Company recorded a loss of $260, included in other income, net.

The Company entered into multi-year agreements with the purchaser, effective January 1, 2018, including an advertising services reseller agreement, printing, distribution and content services agreements. The Company also entered into an agreement to provide transition services to the purchaser through June 30, 2018, which was extended to November 30, 2018, for certain transition services. In connection with the sale, the Company entered into a sublease with Denton Publishing Company for a term ending on July 30, 2023. Since the Company is no longer the tenant, in the fourth quarter of 2017, the Company recorded a loss of $589, included in other income, net, for the Company’s remaining obligation after the term of the sublease ends.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 59

Note 14: Quarterly Results of Operations (Unaudited)

The table below sets forth a summary of the unaudited consolidated quarterly results of operations for 2018 and 2017.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands, except share and per share amounts	2018	2017	2018	2017	2018	2017	2018	2017
Net operating revenue	$49,453	$60,901	$51,169	$63,089	$49,052	$60,559	$52,613	$64,077
Operating income (loss)	(6,217)	(4,994)	(1,367)	(1,278)	(1,302)	2	(1,003)	(1,312)
Net income (loss)	(4,014)	(4,430)	(534)	(805)	(1,036)	2,580	151	12,816

Net income (loss) per share
Basic and diluted	$(0.19)	$(0.21)	$(0.03)	$(0.04)	$(0.05)	$0.12	$0.01	$0.58

The following are significant activities in 2018:

•

During the second quarter of 2018, the Company received an income tax refund of $3,210 for a tax benefit recognized in 2016 that was carried back against taxes paid in 2014 related to the abandonment of the Company's ownership interest in Wanderful Media, LLC and the sale of the Company's equity investment in Homesnap, Inc. in the fourth quarter of 2016; see Note 7 – Income Taxes.

•

During the third quarter of 2018, the Company received an income tax refund of $4,095 for a tax benefit recognized in 2017 related to a capital loss on the sale of the Denton Record-Chronicle in the fourth quarter of 2017, of which a portion was carried back against taxes paid in 2014; see Note 7 – Income Taxes.

The following are significant activities in 2017:

•

During the third quarter of 2017, the Company recorded a charge to pension expense of $5,911 related to the Company’s de-risking efforts and a gain of approximately $5,000 on the sale of real estate; see Note 8 – Pension and Other Retirement Plans and Note 13 – Sales of Assets and Other Dispositions.

•

During the fourth quarter of 2017, the Company recorded an income tax benefit of $6,521, a gain of approximately $7,500 on the sale of real estate and $3,116 of asset impairments; see Note 7 – Income Taxes and Note 13 – Sales of Assets and Other Dispositions.

Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

Note 15: Related Party Transactions

As of December 31, 2018 and 2017, the Company had a note receivable of $650 and $850, respectively, recorded in other assets in the Consolidated Balance Sheets. The Company accounts for eSite Analytics, Inc. as an equity method investment. On March 1, 2019, the Company made a loan of $200 to eSite Analytics, Inc.

A. H. Belo Corporation 2018 Annual Report on Form 10-K	PAGE 60