Form 10-Q
period 2019-03-31
A. H. Belo Corp
filed 2019-04-29
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

Outstanding at
Class	April 25, 2019
Common Stock, $.01 par value	21,513,493

Total Common Stock consists of 19,043,949 shares of Series A Common Stock and 2,469,544 shares of Series B Common Stock.

A. H. BELO CORPORATION

FORM 10-Q

A. H. Belo Corporation First Quarter 2019 on Form 10-Q

PART I

Item 1.  Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
In thousands, except share and per share amounts (unaudited)	2019	2018
Net Operating Revenue:
Advertising and marketing services	$24,041	$25,741
Circulation	17,273	17,747
Printing, distribution and other	5,275	5,965
Total net operating revenue	46,589	49,453
Operating Costs and Expense:
Employee compensation and benefits	21,124	24,672
Other production, distribution and operating costs	22,184	23,014
Newsprint, ink and other supplies	4,747	5,311
Depreciation	2,386	2,473
Amortization	200	200
Total operating costs and expense	50,641	55,670
Operating loss	(4,052)	(6,217)
Other income, net	897	888
Loss Before Income Taxes	(3,155)	(5,329)
Income tax benefit	(143)	(1,315)
Net Loss	$(3,012)	$(4,014)

Per Share Basis
Net loss
Basic and diluted	$(0.14)	$(0.19)
Number of common shares used in the per share calculation:
Basic and diluted	21,594,262	21,716,419

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     3

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
In thousands (unaudited)	2019	2018
Net Loss	$(3,012)	$(4,014)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	63	158
Total other comprehensive income, net of tax	63	158
Total Comprehensive Loss	$(2,949)	$(3,856)

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     4

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
In thousands, except share amounts (unaudited)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$50,301	$55,313
Accounts receivable (net of allowance of $844 and $581 at March 31, 2019 and December 31, 2018, respectively)	19,552	22,057
Inventories	3,877	3,912
Prepaids and other current assets	6,367	5,023
Assets held for sale	1,089	1,089
Total current assets	81,186	87,394
Property, plant and equipment, at cost	423,015	422,966
Less accumulated depreciation	(399,091)	(396,705)
Property, plant and equipment, net	23,924	26,261
Operating lease right-of-use assets	22,527	—
Intangible assets, net	3,074	3,274
Goodwill	13,973	13,973
Deferred income taxes, net	6,720	6,417
Other assets	4,028	5,029
Total assets	$155,432	$142,348
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,725	$6,334
Accrued compensation and benefits	5,625	8,294
Other accrued expense	6,635	5,586
Advance subscription payments	12,153	11,449
Total current liabilities	29,138	31,663
Long-term pension liabilities	30,997	31,889
Long-term operating lease liabilities	23,862	—
Other post-employment benefits	1,162	1,165
Other liabilities	4,696	7,045
Total liabilities	89,855	71,762
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,854,739 and 20,854,728 shares at March 31, 2019 and December 31, 2018, respectively	209	209
Series B: issued 2,469,544 and 2,469,555 shares at March 31, 2019 and December 31, 2018, respectively	24	24
Treasury stock, Series A, at cost; 1,780,899 and 1,697,370 shares held at March 31, 2019 and December 31, 2018, respectively	(12,941)	(12,601)
Additional paid-in capital	494,389	494,389
Accumulated other comprehensive loss	(37,578)	(37,641)
Accumulated deficit	(378,526)	(373,794)
Total shareholders’ equity	65,577	70,586
Total liabilities and shareholders’ equity	$155,432	$142,348

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     5

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2017	20,700,292	2,469,755	$232	$494,989	(1,430,961)	$(11,302)	$(24,932)	$(361,288)	$97,699
Net loss	—	—	—	—	—	—	—	(4,014)	(4,014)
Other comprehensive income	—	—	—	—	—	—	158	—	158
Shares repurchased	—	—	—	—	(108,778)	(555)	—	—	(555)
Issuance of shares for restricted stock units	117,102	—	1	(1)	—	—	—	—	—
Share-based compensation	—	—	—	617	—	—	—	—	617
Conversion of Series B to Series A	120	(120)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(1,781)	(1,781)
Balance at March 31, 2018	20,817,514	2,469,635	$233	$495,605	(1,539,739)	$(11,857)	$(24,774)	$(367,083)	$92,124
Balance at December 31, 2018	20,854,728	2,469,555	$233	$494,389	(1,697,370)	$(12,601)	$(37,641)	$(373,794)	$70,586
Net loss	—	—	—	—	—	—	—	(3,012)	(3,012)
Other comprehensive income	—	—	—	—	—	—	63	—	63
Shares repurchased	—	—	—	—	(83,529)	(340)	—	—	(340)
Conversion of Series B to Series A	11	(11)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(1,720)	(1,720)
Balance at March 31, 2019	20,854,739	2,469,544	$233	$494,389	(1,780,899)	$(12,941)	$(37,578)	$(378,526)	$65,577

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     6

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands (unaudited)	2019	2018
Operating Activities
Net loss	$(3,012)	$(4,014)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	2,586	2,673
Net periodic pension and other post-employment benefit	(818)	(930)
Share-based compensation	—	617
Bad debt expense	400	241
Deferred income taxes	(303)	(1,619)
Loss on disposal of fixed assets	—	186
Changes in working capital and other operating assets and liabilities:
Accounts receivable	2,105	6,049
Inventories, prepaids and other current assets	(1,309)	(1,478)
Other assets	1,001	772
Accounts payable	(1,609)	(2,566)
Compensation and benefit obligations	(3,362)	(2,089)
Other accrued expenses	865	3,428
Advance subscription payments	704	563
Other post-employment benefits	(14)	(886)
Net cash provided by (used for) operating activities	(2,766)	947
Investing Activities
Purchases of assets	(180)	(2,307)
Net cash used for investing activities	(180)	(2,307)
Financing Activities
Dividends paid	(1,726)	(1,770)
Shares repurchased	(340)	(555)
Net cash used for financing activities	(2,066)	(2,325)
Net decrease in cash and cash equivalents	(5,012)	(3,685)
Cash and cash equivalents, beginning of period	55,313	57,660
Cash and cash equivalents, end of period	$50,301	$53,975

Supplemental Disclosures
Income tax paid, net (refund)	$9	$(300)
Noncash investing and financing activities:
Investments in property, plant and equipment payable	—	327
Dividends payable	1,723	1,785

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     7

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

Basis of Presentation.     The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in the Company’s opinion, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated. All intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

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

Recently Adopted Accounting Pronouncements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 – Leases (Topic 842). This update requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases. The liability will be equal to the present value of lease payments. The asset will generally be based on the liability. For income statement purposes operating leases will result in straight-line expense and finance leases will result in expenses similar to current capital leases. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. Since February 2016, the FASB issued clarifying updates to the new standard that did not change the core principle of ASU 2016-02. The new guidance will supersede virtually all existing lease guidance under GAAP and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on January 1, 2019, using the modified retrospective approach; see Note 4 – Leases.

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

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     8

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

The Marketing Services segment includes the operations of DMV Digital Holdings Company (“DMV Holdings”) and digital advertising through Connect (programmatic advertising). The Company operates this integrated portfolio of assets within its Marketing Services segment as separate businesses that sell digital marketing and advertising through different channels, including programmatic advertising and content marketing within the social media environment.

Based on the organization of the Company’s structure and organizational chart, the Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer, Robert W. Decherd. The CODM allocates resources and capital to the Publishing and Marketing Services segments at the segment level.

The tables below set forth summarized financial information for the Company’s reportable segments. In the first quarter of 2019, the Company determined one of the Company’s business units, previously reported in the Publishing segment, is now providing services and products more closely aligned with the Marketing Services segment. Beginning January 1, 2019, this business unit will be reported in the Marketing Services segment. The 2018 financial information by segment was recast for comparative purposes.

	Three Months Ended March 31,
	2019	2018
		(Recast)
Revenue
Publishing	$40,703	$43,629
Marketing Services	5,886	5,824
Total	$46,589	$49,453

Operating Income (Loss)
Publishing	$(4,040)	$(6,302)
Marketing Services	(12)	85
Total	$(4,052)	$(6,217)

Noncash Expenses
Publishing
Depreciation	$2,317	$2,436
Total	$2,317	$2,436

Marketing Services
Depreciation	$69	$37
Amortization	200	200
Total	$269	$237

	March 31,	December 31,
	2019	2018
		(Recast)
Total Assets
Publishing	$129,590	$120,479
Marketing Services	25,842	21,869
Total	$155,432	$142,348

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     9

Note 3:  Revenue

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

The table below sets forth revenue disaggregated by revenue source.

	Three Months Ended March 31,
	2019	2018
Advertising revenue	$18,155	$19,917
Digital services	4,309	4,468
Other services	1,577	1,356
Advertising and marketing services	24,041	25,741
Circulation	17,273	17,747
Printing, distribution and other	5,275	5,965
Total Revenue	$46,589	$49,453

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

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     10

Remaining Performance Obligations

The Company has various Publishing advertising contracts and Marketing Services digital services contracts that range from 13 months to 36 months. The Company recognizes revenue on the advertising contracts over the term of the agreement at a point in time when the service or product is delivered. The Company recognizes revenue on the digital services contracts over time, based on the customers’ monthly rate. At March 31, 2019, the remaining performance obligation was $3,495. The Company expects to recognize $1,293 over the remainder of 2019, $1,196 in 2020, $886 in 2021, and $120 in 2022.

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The short-term and long-term deferred revenue balance as of March 31, 2019, was $14,525, included in advance subscription payments, other accrued expense and other liabilities in the Consolidated Balance Sheet. In the three months ended March 31, 2019, the balance increased $1,930,  primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $7,241 of revenue recognized that was included in the deferred revenue balance as of December 31, 2018.

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

Note 4: Leases

Adoption of ASU 2016-02 – Leases (Topic 842)

On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach applied to all leases with a remaining lease term greater than one year. Results for reporting periods beginning after January 1, 2019, are presented in accordance with the new guidance under ASU 2016-02, while prior period amounts are not restated. The adoption of the new lease guidance resulted in the Company recognizing operating lease right-of-use assets and lease liabilities based on the present value of remaining minimum lease payments. For the discount rate assumption, the implicit rate was not readily determinable in the Company’s lease agreements.  Therefore, the Company used an estimated secured incremental borrowing rate, based on the Company’s credit rating, adjusted for the weighted average term of each lease in determining the present value of lease payments. There was no impact to opening retained earnings.

The Company elected the practical expedients available under ASU 2016-02 and applied them consistently to all applicable leases. The Company did not apply ASU 2016-02 to any leases with a remaining term of 12 months or less. For these leases, no asset or liability was recorded and lease expense continues to be recognized on a straight-line basis over the lease term. As allowed by the practical expedients, the Company does not reassess whether any expired or existing contracts are or contain leases, does not reassess the lease classification for any expired or existing leases and does not reassess initial direct costs for existing leases. Additionally, the Company does not separately identify lease and nonlease components, such as maintenance costs.

Lease Accounting

The Company has various operating leases primarily for office space and other distribution centers, some of which include escalating lease payments and options to extend or terminate the lease. The Company determines if a contract is a lease at the inception of the arrangement. The exercise of lease renewal options are at the Company’s sole discretion and  options are recognized when it is reasonably certain the Company will exercise the option. The Company’s leases have remaining terms of less than one year to 15 years. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants.

The Company has a sublease with Denton Publishing Company for a remaining term of approximately four years. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. As of March 31, 2019, sublease income is expected to approximate $390 for the remainder of 2019, $341 in 2020,  $232 in 2021, $221 in 2022, and $129 in 2023.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     11

Operating lease right-of-use assets and liabilities are recognized at commencement date of lease agreements greater than one year based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred. As of March 31, 2019, the Company does not have any significant additional operating leases that have not yet commenced.

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	March 31, 2019
Assets
Operating	Operating lease right-of-use assets	$22,527

Liabilities
Operating
Current	Other accrued expense	$1,802
Noncurrent	Long-term operating lease liabilities	23,862
Total lease liabilities		$25,664

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		12.2
Weighted average discount rate		7.4%

The table below sets forth components of lease expense and supplemental cash flow information for the Company’s leases.

Three Months Ended March 31, 2019
Lease Cost
Operating lease cost	$1,038
Short-term lease cost	46
Variable lease cost	90
Sublease income	(161)
Total lease cost	$1,013

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities	$998

The table below sets forth the remaining maturities of the Company’s lease liabilities as of March 31, 2019.

Years Ending December 31,	Operating Leases
2019	$2,700
2020	3,480
2021	3,450
2022	3,398
2023	2,986
Thereafter	24,506
Total lease payments	40,520
Less: imputed interest	14,856
Total lease liabilities	$25,664

The table below sets forth the future minimum obligations for operating leases in effect as of December 31, 2018, as determined prior to the adoption of ASU 2016-02. Total operating lease expense was $4,688 for the year ended December 31, 2018.

	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease commitments	$41,837	$4,403	$3,588	$3,575	$3,467	$3,533	$23,271

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     12

Note 5:  Goodwill and Intangible Assets

The table below sets forth goodwill and other intangible assets by reportable segment as of March 31, 2019 and December 31, 2018. The Company’s Publishing and Marketing Services segments each operate as a single reporting unit. There are no intangible assets or goodwill remaining for the Publishing segment.

	March 31,	December 31,
	2019	2018
Goodwill
Marketing Services	$13,973	$13,973

Intangible Assets
Marketing Services
Cost	$6,470	$6,470
Accumulated Amortization	(3,396)	(3,196)
Net Carrying Value	$3,074	$3,274

Marketing Services’ intangible assets consist of $4,950 of customer relationships with estimated useful lives of 10 years and $1,520 of developed technology with an estimated useful life of five years. Aggregate amortization expense was $200 for the three months ended March 31, 2019 and 2018.

Note 6:  Related Party Transactions

On March 1, 2019, the Company made a loan of $200 to eSite Analytics, Inc. As of March 31, 2019 and December 31, 2018, the Company had a note receivable of $850 and $650, respectively, included in prepaids and other current assets, and other assets in the Consolidated Balance Sheets. The Company accounts for eSite Analytics, Inc. as an equity method investment.

Note 7:  Income Taxes

The Company calculates the income tax provision based on the year-to-date pretax loss adjusted for permanent differences and discrete items on a pro-rata basis. Due to the volatility of the newspaper industry, reliable forecasting is unavailable. As such, a discrete tax rate was calculated for the period.

The Company recognized income tax benefit of $143 and $1,315 for the three months ended March 31, 2019 and 2018, respectively. Effective income tax rates were 4.5 percent and 24.7 percent for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate for the three months ended March 31, 2019, was due to changes in the valuation allowance, an increase in the net operating loss deferred tax asset and the effect of the Texas margin tax. The change to the valuation allowance was an increase of $406 for the three months ended March 31, 2019, primarily due to the pension liability, depreciation and accrued bonuses.

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

No contributions are required to the A. H. Belo Pension Plans in 2019 under the applicable tax and labor laws governing pension plan funding.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     13

Net Periodic Pension Benefit

The Company’s estimates of net periodic pension expense or benefit are based on the expected return on plan assets, interest on the projected benefit obligations and the amortization of actuarial gains and losses that are deferred in accumulated other comprehensive loss. The table below sets forth components of net periodic pension benefit, which are included in other income, net in the Consolidated Statements of Operations.

	Three Months Ended March 31,
	2019	2018
Interest cost	$1,974	$1,796
Expected return on plans' assets	(2,867)	(2,894)
Amortization of actuarial loss	70	168
Net periodic pension benefit	$(823)	$(930)

Defined Contribution Plans.    The A. H. Belo Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. During the three months ended March 31, 2019 and 2018, the Company recorded expense of $213 and $243, respectively, for matching contributions to the Savings Plan.

Note 9:  Shareholders’ Equity

Dividends.    On March 7, 2019, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on May 17, 2019, which is payable on June 7, 2019. During the three months ended March 31, 2019, the Company recorded $1,723 to accrue for dividends declared but not yet paid, included in other accrued expense in the Consolidated Balance Sheet.

Treasury Stock.   The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. In the first quarter of 2019, the Company’s board of directors authorized an additional 1,500,000 shares for repurchase. During the first quarter of 2019, the Company repurchased 83,529 shares of its Series A common stock at a total cost of $340.

Outstanding Shares.    The Company had Series A and Series B common stock outstanding of 19,073,840 and 2,469,544, respectively, net of treasury shares at March 31, 2019. At December 31, 2018, the Company had Series A and Series B common stock outstanding of 19,157,358 and 2,469,555, respectively, net of treasury shares.

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

	Three Months Ended March 31,
	2019			2018
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(37,641)	$(38,003)	$362	$(24,932)	$(25,434)	$502
Amortization	63	70	(7)	158	168	(10)
Balance, end of period	$(37,578)	$(37,933)	$355	$(24,774)	$(25,266)	$492

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     14

Note 10:  Earnings Per Share

The table below sets forth the reconciliation for net loss and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended March 31,
	2019	2018
Earnings (Numerator)
Net loss	$(3,012)	$(4,014)
Less: dividends to participating securities	—	45
Net loss available to common shareholders	$(3,012)	$(4,059)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted)	21,594,262	21,716,419

Loss Per Share
Basic and diluted	$(0.14)	$(0.19)

Holders of service-based restricted stock units (“RSUs”) participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

The Company considers outstanding stock options and RSUs in the calculation of earnings per share. A total of 670,111 options and RSUs outstanding as of March 31, 2018, were excluded from the calculation because the effect was anti-dilutive. There were no options or RSUs outstanding as of March 31, 2019.

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

Note 12:  Sales of Assets

Sales of Assets.    Assets held for sale include long-lived assets being actively marketed for which a sale is considered probable within the next 12 months. These assets are recorded at the lower of their fair value less costs to sell or their carrying value at the time they are classified as assets held for sale. Real estate assets in downtown Dallas, Texas, previously used as the corporate headquarters, are available for sale. These assets, with a total carrying value of $1,089, are reported as assets held for sale as of March 31, 2019 and December 31, 2018.

Note 13:  Subsequent Events

On April 1, 2019, the Company completed the asset acquisition of Cubic, Inc. for a cash purchase price of approximately $2,400, net of cash acquired. The new entity Cubic Creative, Inc. is located in Tulsa, Oklahoma and has 25 employees. This acquisition adds creative strategy services, which will be complementary to service offerings currently available to A. H. Belo clients. The acquired operations will be included in the Marketing Services segment. The Company does not expect the acquisition to be material to its financial position or results of operations.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     15

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

All other operations are reported within the Company’s Marketing Services segment. These operations primarily include DMV Digital Holdings Company (“DMV Holdings”) and its subsidiaries Distribion, Inc. (“Distribion”), Vertical Nerve, Inc. (“Vertical Nerve”) and CDFX, LLC (“MarketingFX”). The segment also includes targeted display advertising generated by Connect (programmatic advertising).

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     16

RESULTS OF OPERATIONS

Consolidated Results of Operations

This section contains discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three months ended March 31, 2019 and 2018. In the first quarter of 2019, the Company determined one of the Company’s business units, previously reported in the Publishing segment, is now providing services and products more closely aligned with the Marketing Services segment. Beginning January 1, 2019, this business unit will be reported in the Marketing Services segment. The 2018 financial information by segment was recast for comparative purposes.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Three Months Ended March 31,
	2019	Percentage Change	2018
			(Recast)
Publishing
Advertising and marketing services	$18,155	(8.8)%	$19,917
Circulation	17,273	(2.7)%	17,747
Printing, distribution and other	5,275	(11.6)%	5,965
Total Net Operating Revenue	40,703	(6.7)%	43,629

Total Operating Costs and Expense	44,743	(10.4)%	49,931

Operating Loss	$(4,040)	35.9%	$(6,302)

Marketing Services
Advertising and marketing services	$5,886	1.1%	$5,824
Total Net Operating Revenue	5,886	1.1%	5,824

Total Operating Costs and Expense	5,898	2.8%	5,739

Operating Income (Loss)	$(12)	(114.1)%	$85

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. The most significant decline in advertising revenue has been attributable to print display and classified categories. These categories have declined to 17.6 percent of consolidated revenue thus far in 2019, and further declines are likely in future periods. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement.

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

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     17

Advertising and marketing services revenue

Advertising and marketing services revenue was 51.6 percent and 52.0 percent of total revenue for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019	Percentage Change	2018
			(Recast)
Publishing
Advertising revenue	$18,155	(8.8)%	$19,917
Marketing Services
Digital services	4,309	(3.6)%	4,468
Other services	1,577	16.3%	1,356
Advertising and Marketing Services	$24,041	(6.6)%	$25,741

Publishing

Advertising Revenue – The Company has a comprehensive portfolio of print and digital advertising products, which include display, classified, preprint and digital advertising. Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display and classified advertising continues to decline. Display and classified print revenue decreased $511 in the three months ended March 31, 2019, primarily due to lower classified advertising in all categories.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased $1,023 due to a volume decline in preprint newspaper inserts, consistent with the decline in circulation volumes discussed below.

Digital Publishing revenue is primarily comprised of banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com, online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package and sales of online automotive classifieds on the cars.com platform. Revenue decreased $228 primarily due to a lower volume of online advertisements on dallasnews.com.

Marketing Services

Digital services – Digital marketing revenue includes targeted and multi-channel advertising placed on third-party websites, content development, social media management, search optimization, and other consulting. Revenue decreased $159 for the three months ended March 31, 2019, primarily due to the attrition of several accounts.

Other services – Other services revenue increased $221 in the three months ended March 31, 2019, due to an increase in the sale of promotional merchandise by MarketingFX.

Circulation revenue

Circulation revenue was 37.1 percent and 35.9 percent of total revenue for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019	Percentage Change	2018
Publishing
Circulation	$17,273	(2.7)%	$17,747

Revenue decreased due to home delivery and single copy paid print circulation volume declines of 12.5 percent and 20.2 percent, respectively, for the three months ended March 31, 2019. The volume declines were partially offset by rate increases.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     18

Printing, distribution and other revenue

Printing, distribution and other revenue was 11.3 percent and 12.1 percent of total revenue for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019	Percentage Change	2018
Publishing
Printing, Distribution and Other	$5,275	(11.6)%	$5,965

Revenue decreased in the three months ended March 31, 2019, due to the Company eliminating its brokered printing business in which it provided services direct to small business clients. Additionally, the Company reduced the number of local and national commercial print customers it serves from more than 30 to five.

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended March 31,
	2019	Percentage Change	2018
			(Recast)
Publishing
Employee compensation and benefits	$18,062	(15.3)%	$21,315
Other production, distribution and operating costs	20,046	(4.7)%	21,039
Newsprint, ink and other supplies	4,318	(16.0)%	5,141
Depreciation	2,317	(4.9)%	2,436
Marketing Services
Employee compensation and benefits	3,062	(8.8)%	3,357
Other production, distribution and operating costs	2,138	8.3%	1,975
Newsprint, ink and other supplies	429	152.4%	170
Depreciation	69	86.5%	37
Amortization	200	—%	200
Total Operating Costs and Expense	$50,641	(9.0)%	$55,670

Publishing

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits decreased $3,253 in the three months ended March 31, 2019, primarily due to headcount reductions of 126.

Other production, distribution and operating costs – Expense decreased $993 in the three months ended March 31, 2019, reflecting savings as the Company continues to manage discretionary spending. Savings were primarily generated by reductions in distribution expense related to delivery of the Company’s various publications and products.

Newsprint, ink and other supplies – Expense decreased due to reduced newsprint costs associated with lower circulation volumes and the elimination of brokered printing for small business clients. Newsprint consumption for the three months ended March 31, 2019 and 2018, approximated 3,806 and 4,999 metric tons, respectively.

Depreciation – Expense decreased in the three months ended March 31, 2019, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated.

Marketing Services

Employee compensation and benefits – Expense decreased $295 in the three months ended March 31, 2019, primarily due to fewer headcount and a decrease in variable compensation.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     19

Other production, distribution and operating costs – Expense increased $163 in the three months ended March 31, 2019, primarily due to an increase in revenue-related expenses.

Newsprint, ink and other supplies – Expense increased $259 in the three months ended March 31, 2019, primarily due to an increase in promotional material printing costs associated with MarketingFX.

Depreciation – Expense increased in the three months ended March 31, 2019, due to a higher depreciable asset base as additional assets were purchased to support technology investments.

Amortization – Expense is primarily related to customer lists associated with DMV Holdings.

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended March 31,
	2019	Percentage Change	2018
Other income, net	$897	1.0%	$888

Income tax benefit	$(143)	89.1%	$(1,315)

Other income, net – Other income, net is primarily comprised of net periodic pension and other post-employment benefit of $818 and $930 for the three months ended March 31, 2019 and 2018, respectively. Gain (loss) on disposal of fixed assets and gain (loss) from investments are also included in other income, net.

Income tax benefit – The Company recognized income tax benefit of $143 and $1,315 for the three months ended March 31, 2019 and 2018, respectively. Effective income tax rates were 4.5 percent and 24.7 percent for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate for the three months ended March 31, 2019, was due to changes in the valuation allowance, an increase in the net operating loss deferred tax asset and the effect of the Texas margin tax. The change to the valuation allowance was an increase of $406 for the three months ended March 31, 2019, primarily due to the pension liability, depreciation and accrued bonuses.

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

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     20

Liquidity and Capital Resources

The Company’s cash balances as of March 31, 2019 and December 31, 2018, were $50,301 and $55,313, respectively.

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue from Publishing operations is expected to continue to decline in future periods, operating contributions expected from the Company’s Marketing Services businesses and other cost cutting measures, are expected to be sufficient to fund operating activities and capital spending of approximately $1,800 over the remainder of the year.

The future payment of dividends is dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. The Company continued stock repurchases under its prior board-authorized repurchase authority and in the first quarter of 2019, the board authorized an additional 1,500,000 shares for repurchase. Current holdings of treasury stock can be sold on the open market.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash provided by (used for) operating activities for the three months ended months ended March 31, 2019 and 2018, was $(2,766) and $947, respectively. Cash flows from operating activities decreased by $3,713 during the three months ended March 31, 2019, when compared to the prior year period, primarily due to changes in working capital and other operating assets and liabilities.

Investing Cash Flows

Net cash used for investing activities was $180 and $2,307 for the three months ended March 31, 2019 and 2018, respectively, all of which is attributable to capital spending.

Financing Cash Flows

Net cash used for financing activities was $2,066 and $2,325 for the three months ended March 31, 2019 and 2018, respectively. Cash used for financing activities included dividend payments of $1,726 and $1,770 in 2019 and 2018, respectively. Additionally, in 2019, the Company purchased 83,529 shares of its Series A common stock at a cost of $340 under its share repurchase program.

Financing Arrangements

None.

Contractual Obligations

Under the applicable tax and labor laws governing pension plan funding, no contributions to the A. H. Belo Pension Plans are required in 2019.

On March 7, 2019, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on May 17, 2019, which is payable on June 7, 2019.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, filed on March 14, 2019, with the Securities and Exchange Commission (“SEC”).

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     21

Critical Accounting Policies and Estimates

Beginning January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02 – Leases (Topic 842).  As a result, the Company implemented changes to the Company’s polices related to processes around evaluating and accounting for leases or arrangements that contain a lease. Under the new standard, for substantially all leases an operating lease right-of-use asset and liability is recognized at commencement date based on the present value of lease payments over the lease term.

Except for adoption of the new lease guidance (Topic 842), no material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in A. H. Belo Corporation’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s Chief Executive Officer and the Company’s Principal Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, the Company adopted ASU 2016-02 – Leases (Topic 842). The Company implemented new lease management software and changes to processes related to lease accounting and the control activities within them. The changes are primarily related to processes around evaluating and accounting for leases or arrangements that contain a lease. Under the new standard, for substantially all leases an operating lease right-of-use asset and liability is recognized at commencement date based on the present value of lease payments over the lease term.

Except as related to the adoption of the new lease guidance (Topic 842), there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     22

PART II

Item 1.  Legal Proceedings

A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

Item 1A.  Risk Factors

There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. In the first quarter of 2019, the Company’s board of directors authorized an additional 1,500,000 shares for repurchase. During 2019, the Company repurchased 83,529 shares of its Series A common stock at a total cost of $340. All purchases were made through open market transactions and were recorded as treasury stock.

The following table contains information for shares repurchased during the first quarter of 2019. None of the shares in this table were repurchased directly from any of the Company’s officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	37,813	$4.13	1,735,183	764,817
February 2019	36,377	4.06	1,771,560	728,440
March 2019	9,339	3.90	1,780,899	2,219,101

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     23

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

(2) * Guaranty of Lease dated December 30, 2016 (Exhibit 10.2 to the January 3, 2017 Form 8-K)

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     24

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*

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

			*	(d)	Fourth Amendment to the A. H. Belo Savings Plan (Exhibit 10.2 to the July 2, 2018 Form 8-K)
				(e)	Fifth Amendment to the A. H. Belo Savings Plan dated November 27, 2018
				(f)	Sixth Amendment to the A. H. Belo Savings Plan dated April 1, 2019
		~(2)	*

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

Form of A. H. Belo 2008 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2012 (Securities and Exchange Commission File No. 001-33741) (the “March 12, 2012 Form 8-K”))

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

Form of A. H. Belo Cash Long-Term Incentive Compensation Evidence of Grant (for Employee Awards) (Exhibit 10.1 to the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 14, 2019 (Securities and Exchange Commission File No. 001-33741))

		~(5)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     25

Exhibit Number	Description
	~(6)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013)
	~(7)	*

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

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS			**	XBRL Instance Document
101.SCH			**	XBRL Taxonomy Extension Scheme
101.CAL			**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4/30/2019

A. H. BELO CORPORATION

	By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

	Dated:	April 29, 2019

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     27

EXHIBIT INDEX

Exhibit Number		Description
10.2(1)(e)		Fifth Amendment to the A. H. Belo Savings Plan dated November 27, 2018
10.2(1)(f)		Sixth Amendment to the A. H. Belo Savings Plan dated April 1, 2019
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q     28