Form 10-Q
period 2019-06-30
A. H. Belo Corp
filed 2019-07-29
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 1-33741

A. H. Belo Corporation

(Exact name of registrant as specified in its charter)

Texas	38-3765318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 224866, Dallas, Texas 75222-4866	(214) 977-8222
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Former name, former address and former fiscal year, if changed since last report.
None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value	AHC	New York Stock Exchange

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

Shares of Common Stock outstanding at July 25, 2019: 21,463,653 shares (consisting of 18,994,145 shares of Series A Common Stock and 2,469,508 shares of Series B Common Stock).

A. H. BELO CORPORATION

FORM 10-Q

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q

PART I

Item 1.  Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except share and per share amounts (unaudited)	2019	2018	2019	2018
Net Operating Revenue:
Advertising and marketing services	$25,920	$26,397	$49,961	$52,138
Circulation	17,013	17,921	34,286	35,668
Printing, distribution and other	4,802	6,851	10,077	12,816
Total net operating revenue	47,735	51,169	94,324	100,622
Operating Costs and Expense:
Employee compensation and benefits	19,828	21,529	40,952	46,201
Other production, distribution and operating costs	24,465	22,833	46,649	45,847
Newsprint, ink and other supplies	4,022	5,461	8,769	10,772
Depreciation	2,333	2,535	4,719	5,008
Amortization	200	200	400	400
Gain on sale of assets, net	(25,908)	—	(25,908)	—
Asset impairments	—	(22)	—	(22)
Total operating costs and expense	24,940	52,536	75,581	108,206
Operating income (loss)	22,795	(1,367)	18,743	(7,584)
Other income, net	1,161	891	2,058	1,779
Income (Loss) Before Income Taxes	23,956	(476)	20,801	(5,805)
Income tax provision (benefit)	7,095	58	6,952	(1,257)
Net Income (Loss)	$16,861	$(534)	$13,849	$(4,548)

Per Share Basis
Net income (loss)
Basic and diluted	$0.78	$(0.03)	$0.64	$(0.21)
Number of common shares used in the per share calculation:
Basic and diluted	21,525,971	21,738,545	21,578,014	21,756,678

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     3

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (unaudited)	2019	2018	2019	2018
Net Income (Loss)	$16,861	$(534)	$13,849	$(4,548)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	62	157	125	315
Total other comprehensive income, net of tax	62	157	125	315
Total Comprehensive Income (Loss)	$16,923	$(377)	$13,974	$(4,233)

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     4

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
In thousands, except share amounts (unaudited)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$52,017	$55,313
Accounts receivable (net of allowance of $834 and $581 at June 30, 2019 and December 31, 2018, respectively)	20,468	22,057
Inventories	3,454	3,912
Prepaids and other current assets	5,808	5,023
Assets held for sale	—	1,089
Total current assets	81,747	87,394
Property, plant and equipment, at cost	423,389	422,966
Less accumulated depreciation	(401,393)	(396,705)
Property, plant and equipment, net	21,996	26,261
Operating lease right-of-use assets	22,222	—
Intangible assets, net	3,384	3,274
Goodwill	15,566	13,973
Deferred income taxes, net	—	6,417
Long-term note receivable	22,400	—
Other assets	3,675	5,029
Total assets	$170,990	$142,348
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,062	$6,334
Accrued compensation and benefits	7,484	8,294
Other accrued expense	4,430	5,586
Advance subscription payments	12,844	11,449
Total current liabilities	30,820	31,663
Long-term pension liabilities	30,105	31,889
Long-term operating lease liabilities	23,631	—
Other post-employment benefits	1,158	1,165
Other liabilities	4,679	7,045
Total liabilities	90,393	71,762
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,854,771 and 20,854,728 shares at June 30, 2019 and December 31, 2018, respectively	209	209
Series B: issued 2,469,512 and 2,469,555 shares at June 30, 2019 and December 31, 2018, respectively	24	24
Treasury stock, Series A, at cost; 1,828,983 and 1,697,370 shares held at June 30, 2019 and December 31, 2018, respectively	(13,128)	(12,601)
Additional paid-in capital	494,389	494,389
Accumulated other comprehensive loss	(37,516)	(37,641)
Accumulated deficit	(363,381)	(373,794)
Total shareholders’ equity	80,597	70,586
Total liabilities and shareholders’ equity	$170,990	$142,348

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     5

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30, 2019 and 2018
	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2017	20,700,292	2,469,755	$232	$494,989	(1,430,961)	$(11,302)	$(24,932)	$(361,288)	$97,699
Net loss	—	—	—	—	—	—	—	(4,548)	(4,548)
Other comprehensive income	—	—	—	—	—	—	315	—	315
Shares repurchased	—	—	—	—	(160,180)	(825)	—	—	(825)
Issuance of shares for restricted stock units	151,236	—	1	(1)	—	—	—	—	—
Share-based compensation	—	—	—	720	—	—	—	—	720
Conversion of Series B to Series A	120	(120)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(3,564)	(3,564)
Balance at June 30, 2018	20,851,648	2,469,635	$233	$495,708	(1,591,141)	$(12,127)	$(24,617)	$(369,400)	$89,797
Balance at December 31, 2018	20,854,728	2,469,555	$233	$494,389	(1,697,370)	$(12,601)	$(37,641)	$(373,794)	$70,586
Net income	—	—	—	—	—	—	—	13,849	13,849
Other comprehensive income	—	—	—	—	—	—	125	—	125
Shares repurchased	—	—	—	—	(131,613)	(527)	—	—	(527)
Conversion of Series B to Series A	43	(43)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(3,436)	(3,436)
Balance at June 30, 2019	20,854,771	2,469,512	$233	$494,389	(1,828,983)	$(13,128)	$(37,516)	$(363,381)	$80,597

	Three Months Ended June 30, 2019 and 2018
	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2018	20,817,514	2,469,635	$233	$495,605	(1,539,739)	$(11,857)	$(24,774)	$(367,083)	$92,124
Net loss	—	—	—	—	—	—	—	(534)	(534)
Other comprehensive income	—	—	—	—	—	—	157	—	157
Shares repurchased	—	—	—	—	(51,402)	(270)	—	—	(270)
Issuance of shares for restricted stock units	34,134	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	103	—	—	—	—	103
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(1,783)	(1,783)
Balance at June 30, 2018	20,851,648	2,469,635	$233	$495,708	(1,591,141)	$(12,127)	$(24,617)	$(369,400)	$89,797
Balance at March 31, 2019	20,854,739	2,469,544	$233	$494,389	(1,780,899)	$(12,941)	$(37,578)	$(378,526)	$65,577
Net income	—	—	—	—	—	—	—	16,861	16,861
Other comprehensive income	—	—	—	—	—	—	62	—	62
Shares repurchased	—	—	—	—	(48,084)	(187)	—	—	(187)
Conversion of Series B to Series A	32	(32)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(1,716)	(1,716)
Balance at June 30, 2019	20,854,771	2,469,512	$233	$494,389	(1,828,983)	$(13,128)	$(37,516)	$(363,381)	$80,597

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     6

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands (unaudited)	2019	2018
Operating Activities
Net income (loss)	$13,849	$(4,548)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	5,119	5,408
Net periodic pension and other post-employment benefit	(1,637)	(1,861)
Share-based compensation	—	720
Bad debt expense	474	348
Deferred income taxes	6,417	(1,696)
(Gain) loss on sale/disposal of fixed assets	(25,908)	208
Asset impairments	—	(22)
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	1,919	6,461
Inventories, prepaids and other current assets	(327)	2,289
Other assets	1,354	1,036
Accounts payable	(734)	(3,049)
Compensation and benefit obligations	(1,503)	(497)
Other accrued expenses	338	3,414
Advance subscription payments	(369)	(145)
Other post-employment benefits	(29)	(901)
Net cash provided by (used for) operating activities	(1,037)	7,165
Investing Activities
Purchases of assets	(457)	(3,697)
Sales of assets	4,597	—
Acquisitions, net of cash acquired	(2,425)	—
Net cash provided by (used for) investing activities	1,715	(3,697)
Financing Activities
Dividends paid	(3,447)	(3,552)
Shares repurchased	(527)	(825)
Net cash used for financing activities	(3,974)	(4,377)
Net decrease in cash and cash equivalents	(3,296)	(909)
Cash and cash equivalents, beginning of period	55,313	57,660
Cash and cash equivalents, end of period	$52,017	$56,751

Supplemental Disclosures
Income tax paid, net (refund)	$895	$(2,315)
Noncash investing and financing activities:
Investments in property, plant and equipment payable	102	170
Dividends payable	1,720	1,786
Long-term note receivable for asset sales	22,400	—

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     7

A. H. Belo Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1:  Basis of Presentation and Recently Issued Accounting Standards

Description of Business.    A. H. Belo Corporation and subsidiaries are referred to collectively herein as “A. H. Belo” or the “Company.” The Company, headquartered in Dallas, Texas, is the leading local news and information publishing company in Texas. The Company has commercial printing, distribution and direct mail capabilities, as well as a presence in emerging media and digital marketing. While focusing on extending the Company’s media platforms, A. H. Belo delivers news and information in innovative ways to a broad range of audiences with diverse interests and lifestyles. The Company publishes The Dallas Morning News  (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences.

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

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.  Since June 2016, the FASB issued clarifying updates to the new standard. The guidance will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     8

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     9

The tables below set forth summarized financial information for the Company’s reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(Recast)		(Recast)
Revenue
Publishing	$40,915	$45,085	$81,618	$88,714
Marketing Services	6,820	6,084	12,706	11,908
Total	$47,735	$51,169	$94,324	$100,622

Operating Income (Loss)
Publishing	$22,742	$(1,799)	$18,702	$(8,101)
Marketing Services	53	432	41	517
Total	$22,795	$(1,367)	$18,743	$(7,584)

Noncash Expenses
Publishing
Depreciation	$2,263	$2,498	$4,580	$4,934
Gain on sale of assets, net	(25,908)	—	(25,908)	—
Asset impairments	—	(22)	—	(22)
Total	$(23,645)	$2,476	$(21,328)	$4,912

Marketing Services
Depreciation	$70	$37	$139	$74
Amortization	200	200	400	400
Total	$270	$237	$539	$474

	June 30,	December 31,
	2019	2018
		(Recast)
Total Assets
Publishing	$143,281	$120,479
Marketing Services	27,709	21,869
Total	$170,990	$142,348

Note 3:  Acquisitions

On April 1, 2019, the Company completed the acquisition of certain assets of Cubic, Inc. for a cash purchase price of $2,425, net of $213 cash acquired.  Transaction costs related to the purchase were a component of other production, distribution and operating costs in the Consolidated Statements of Operations and totaled $92,  of which $63 and $86 were incurred in the three and six months ended June 30, 2019, respectively.

The new entity Cubic Creative, Inc. (“Cubic Creative”) is located in Tulsa, Oklahoma and has approximately 25 employees. This acquisition adds creative strategy services, which will be complementary to service offerings currently available to A. H. Belo clients. The expected benefit from providing these additional services was attributed to goodwill, all of which is expected to be deductible for tax purposes. The acquired operations will be included in the Marketing Services segment. The Company is in the process of finalizing the allocation of the purchase price to the underlying assets and liabilities.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     10

The table below sets forth the preliminary allocation of the purchase price, which is subject to adjustment upon finalization.

Estimated Fair Value
Working capital, net of acquired cash	$297
Property, plant and equipment	25
Other intangible assets	510
Goodwill	1,593
Total	$2,425

Operating results of the business acquired have been included in the Consolidated Statements of Operations from the acquisition date forward. Pro forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

Note 4:  Revenue

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

Notes receivable are recorded net of an allowance for doubtful accounts. Notes receivable primarily relates to the financed portion of the sale of the Company’s former headquarters (see Note 13 – Sales of Assets). Interest income is accrued on the unpaid principal balance. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Notes are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

The table below sets forth revenue disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advertising revenue (a)	$19,100	$20,313	$37,255	$40,230
Digital services (a)	5,625	4,899	9,934	9,367
Other services	1,195	1,185	2,772	2,541
Advertising and marketing services	25,920	26,397	49,961	52,138
Circulation	17,013	17,921	34,286	35,668
Printing, distribution and other	4,802	6,851	10,077	12,816
Total Revenue	$47,735	$51,169	$94,324	$100,622

(a)

Due to the first quarter 2019 change to the segments (see Note  2 – Segment Reporting), revenue previously reported as advertising revenue is now reported as digital services revenue. The 2018 amounts for these revenue sources were recast for comparative purposes.

Advertising and Marketing Services Revenue

Advertising revenue, included in the Publishing segment results, is generated by selling print and digital advertising products. Print advertising revenue represents sales of advertising space within the Company’s core and niche newspapers, as well as preprinted advertisements inserted into the Company’s core newspapers and niche publications or distributed to non-subscribers through the mail. Digital advertising is generated by selling banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com, online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package and sales of online automotive classifieds on the cars.com platform. The Company’s agreement to sell on the cars.com platform was not renewed and will end September 30, 2019.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     11

Digital services and other services revenues are included in the Marketing Services segment results. Digital services revenue includes targeted and multi-channel (programmatic) advertising placed on third-party websites, content development, social media management, search optimization, creative strategy services and other consulting. Other services revenue is primarily generated from the sale of promotional merchandise.

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

Remaining Performance Obligations

The Company has various Publishing advertising contracts and Marketing Services digital services contracts that range from 13 months to 36 months. The Company recognizes revenue on the advertising contracts over the term of the agreement at a point in time when the service or product is delivered. The Company recognizes revenue on the digital services contracts over time, based on the customers’ monthly rate. At June 30, 2019, the remaining performance obligation was $3,004. The Company expects to recognize $809 over the remainder of 2019, $1,196 in 2020, $886 in 2021, and $113 in 2022.

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The short-term and long-term deferred revenue balance as of June 30, 2019, was $13,280, included in advance subscription payments, other accrued expense and other liabilities in the Consolidated Balance Sheet. In the six months ended June 30, 2019, the balance increased $685,  primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $9,706 of revenue recognized that was included in the deferred revenue balance as of December 31, 2018.

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     12

Note 5: Leases

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

The Company has a sublease with Denton Publishing Company for a remaining term of approximately four years. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. As of June 30, 2019, sublease income is expected to approximate $306 for the remainder of 2019, $388 in 2020, $237 in 2021, $223 in 2022, and $129 in 2023.

Operating lease right-of-use assets and liabilities are recognized at commencement date of lease agreements greater than one year based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred. In the second quarter of 2019, the Company recorded an additional right-of use asset and liability of $356 as a result of the Cubic acquisition. As of June 30, 2019, the Company entered into one additional operating lease that will commence on September 1, 2019, with a lease term of five years, resulting in an additional right-of-use asset and liability of approximately $505 that will be recorded in the third quarter of 2019.

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	June 30, 2019
Assets
Operating	Operating lease right-of-use assets	$22,222

Liabilities
Operating
Current	Other accrued expense	$1,745
Noncurrent	Long-term operating lease liabilities	23,631
Total lease liabilities		$25,376

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		12.0
Weighted average discount rate		7.5%

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     13

The table below sets forth components of lease expense and supplemental cash flow information for the Company’s leases.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost
Operating lease cost	$1,062	$2,100
Short-term lease cost	45	91
Variable lease cost	155	245
Sublease income	(182)	(343)
Total lease cost	$1,080	$2,093

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities		$2,023

The table below sets forth the remaining maturities of the Company’s lease liabilities as of June 30, 2019.

Years Ending December 31,	Operating Leases
2019	$1,726
2020	3,577
2021	3,547
2022	3,496
2023	3,018
Thereafter	24,506
Total lease payments	39,870
Less: imputed interest	14,494
Total lease liabilities	$25,376

The table below sets forth the future minimum obligations for operating leases in effect as of December 31, 2018, as determined prior to the adoption of ASU 2016-02. Total operating lease expense was $4,688 for the year ended December 31, 2018.

	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease commitments	$41,837	$4,403	$3,588	$3,575	$3,467	$3,533	$23,271

Note 6:  Goodwill and Intangible Assets

The table below sets forth goodwill and other intangible assets by reportable segment as of June 30, 2019 and December 31, 2018. The Company’s Publishing and Marketing Services segments each operate as a single reporting unit. There are no intangible assets or goodwill remaining for the Publishing segment.

	June 30,	December 31,
	2019	2018
Goodwill
Marketing Services	$15,566	$13,973

Intangible Assets
Marketing Services
Cost	$6,980	$6,470
Accumulated Amortization	(3,596)	(3,196)
Net Carrying Value	$3,384	$3,274

Marketing Services’ intangible assets consist of $4,950 of customer relationships with estimated useful lives of 10 years,  $1,520 of developed technology with an estimated useful life of five years and $510 of customer relationships with estimated useful lives of two years. Aggregate amortization expense was $200 for the three months ended June 30, 2019 and 2018, and $400 for the six months ended June 30, 2019 and 2018.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     14

Note 7:  Related Party Transactions

On March 1, 2019, the Company made a loan of $200 to eSite Analytics, Inc. As of June 30, 2019 and December 31, 2018, the Company had a note receivable of $775 and $650, respectively, included in prepaids and other current assets, and other assets in the Consolidated Balance Sheets, respectively. The Company accounts for eSite Analytics, Inc. as an equity method investment.

Note 8:  Income Taxes

The Company calculates the income tax provision based on the year-to-date pretax loss adjusted for permanent differences and discrete items on a pro-rata basis. Due to the volatility of the newspaper industry, reliable forecasting is unavailable. As such, a discrete tax rate was calculated for the period.

The Company recognized income tax provision (benefit) of $7,095 and $58 for the three months ended June 30, 2019 and 2018, respectively, and $6,952 and $(1,257) for the six months ended June 30, 2019 and 2018, respectively. Effective income tax rates were 33.4 percent and 21.7 percent for the six months ended June 30, 2019 and 2018, respectively. The effective income tax rate for the six months ended June 30, 2019, was due to changes in the valuation allowance, a decrease in the net operating loss deferred tax asset and the effect of the Texas margin tax. The change to the valuation allowance was an increase of $2,101 for the six months ended June 30, 2019, primarily due to the realization of unreserved net operating losses resulting from the sale of the Company’s former headquarters (see Note 13 – Sales of Assets), partially offset by additional losses from operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost	$1,975	$1,797	$3,949	$3,593
Expected return on plans' assets	(2,866)	(2,893)	(5,733)	(5,787)
Amortization of actuarial loss	69	167	139	335
Net periodic pension benefit	$(822)	$(929)	$(1,645)	$(1,859)

Defined Contribution Plans.    The A. H. Belo Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. During the three months ended June 30, 2019 and 2018, the Company recorded expense of $112 and $211, respectively, and during the six months ended June 30, 2019 and 2018, the Company recorded expense of $325 and $454, respectively, for matching contributions to the Savings Plan.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     15

Note 10:  Shareholders’ Equity

Dividends.    On May 9, 2019, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on August 16, 2019, which is payable on September 6, 2019.

Treasury Stock.   The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. In the first quarter of 2019, the Company’s board of directors authorized an additional 1,500,000 shares for repurchase.

Outstanding Shares.    The Company had Series A and Series B common stock outstanding of 19,025,788 and 2,469,512, respectively, net of treasury shares at June 30, 2019. At December 31, 2018, the Company had Series A and Series B common stock outstanding of 19,157,358 and 2,469,555, respectively, net of treasury shares.

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

	Three Months Ended June 30,
	2019			2018
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(37,578)	$(37,933)	$355	$(24,774)	$(25,266)	$492
Amortization	62	69	(7)	157	167	(10)
Balance, end of period	$(37,516)	$(37,864)	$348	$(24,617)	$(25,099)	$482

	Six Months Ended June 30,
	2019			2018
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(37,641)	$(38,003)	$362	$(24,932)	$(25,434)	$502
Amortization	125	139	(14)	315	335	(20)
Balance, end of period	$(37,516)	$(37,864)	$348	$(24,617)	$(25,099)	$482

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     16

Note 11:  Earnings Per Share

The table below sets forth the reconciliation for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings (Numerator)
Net income (loss)	$16,861	$(534)	$13,849	$(4,548)
Less: dividends to participating securities	—	49	—	94
Net income (loss) available to common shareholders	$16,861	$(583)	$13,849	$(4,642)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted)	21,525,971	21,738,545	21,578,014	21,756,678

Income (Loss) Per Share
Basic and diluted	$0.78	$(0.03)	$0.64	$(0.21)

There were no options or RSUs outstanding as of June 30, 2019, that would result in dilution of shares.

In 2018, holders of service-based restricted stock units (“RSUs”) participated in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities was included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share. The Company considered outstanding stock options and RSUs in the calculation of earnings per share. A total of 697,652 options and RSUs outstanding as of June 30, 2018, were excluded from the calculation because the effect was anti-dilutive.

Note 12:  Contingencies

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

Note 13:  Sales of Assets

On May 17, 2019, the Company completed the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000.  The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two-year seller-financed promissory note of $22,400, included in long-term note receivable in the Consolidated Balance Sheet.  The sale provides the Company an additional $1,000 contingency payment if certain conditions are met, however at this time the Company does not believe these conditions are probable.

The promissory note is secured by a first lien deed of trust covering the property and bears interest payable in quarterly installments beginning July 1, 2019, continuing through its maturity on June 30, 2021, and includes a pre-payment feature. Interest will be accrued at 3.5 percent during the first year and at 4.5 percent during the second year.

In the second quarter of 2019, the Company recorded a pretax gain of $25,908,  included in gain on sale of assets, net in the Consolidated Statement of Operations. For tax purposes, the gain is fully offset by net operating loss carryforwards. These assets had a carrying value of $1,089, and were reported as assets held for sale in the Consolidated Balance Sheet as of December 31, 2018.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     17

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

OVERVIEW

A. H. Belo, headquartered in Dallas, Texas, is the leading local news and information publishing company in Texas. The Company has commercial printing, distribution and direct mail capabilities, as well as a presence in emerging media and digital marketing. While focusing on extending the Company’s media platforms, A. H. Belo delivers news and information in innovative ways to a broad range of audiences with diverse interests and lifestyles.

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

All other operations are reported within the Company’s Marketing Services segment. These operations primarily include DMV Digital Holdings Company (“DMV Holdings”) and its subsidiaries Distribion, Inc. (“Distribion”), Vertical Nerve, Inc. (“Vertical Nerve”) and CDFX, LLC (“MarketingFX”). The segment also includes targeted display advertising generated by Connect (programmatic advertising). In addition, on April 1, 2019, the Company completed an asset acquisition. The new entity Cubic Creative, Inc. (“Cubic Creative”) is located in Tulsa, Oklahoma and has approximately 25 employees. This acquisition adds creative strategy services, which will be complementary to service offerings currently available to A. H. Belo clients.

On May 17, 2019, the Company completed the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000, and recorded a pretax gain of $25,908, which for tax purposes is fully offset by net operating loss carryforwards.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     18

RESULTS OF OPERATIONS

Consolidated Results of Operations

This section contains discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three and six months ended June 30, 2019 and 2018. In the first quarter of 2019, the Company determined one of the Company’s business units, previously reported in the Publishing segment, is now providing services and products more closely aligned with the Marketing Services segment. Beginning January 1, 2019, this business unit will be reported in the Marketing Services segment. The 2018 financial information by segment was recast for comparative purposes.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
			(Recast)			(Recast)
Publishing
Advertising and marketing services	$19,100	(6.0)%	$20,313	$37,255	(7.4)%	$40,230
Circulation	17,013	(5.1)%	17,921	34,286	(3.9)%	35,668
Printing, distribution and other	4,802	(29.9)%	6,851	10,077	(21.4)%	12,816
Total Net Operating Revenue	40,915	(9.2)%	45,085	81,618	(8.0)%	88,714

Total Operating Costs and Expense	18,173	(61.2)%	46,884	62,916	(35.0)%	96,815

Operating Income (Loss)	$22,742	N/M	$(1,799)	$18,702	330.9%	$(8,101)

Marketing Services
Advertising and marketing services	$6,820	12.1%	$6,084	$12,706	6.7%	$11,908
Total Net Operating Revenue	6,820	12.1%	6,084	12,706	6.7%	11,908

Total Operating Costs and Expense	6,767	19.7%	5,652	12,665	11.2%	11,391

Operating Income	$53	(87.7)%	$432	$41	(92.1)%	$517

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. The display and classified categories have declined to 18.0 percent of consolidated revenue thus far in 2019, and further declines are likely in future periods.

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     19

websites, search engine marketing and optimization, video, mobile advertising, email marketing, advertising analytics, creative strategy services and online reputation management services.

Advertising and marketing services revenue

Advertising and marketing services revenue was 54.3 percent and 53.0 percent of total revenue for the three and six months ended June 30, 2019, respectively, and 51.6 percent and 51.8 percent for the three and six months ended June 30, 2018, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
			(Recast)			(Recast)
Publishing
Advertising revenue	$19,100	(6.0)%	$20,313	$37,255	(7.4)%	$40,230
Marketing Services
Digital services	5,625	14.8%	4,899	9,934	6.1%	9,367
Other services	1,195	0.8%	1,185	2,772	9.1%	2,541
Advertising and Marketing Services	$25,920	(1.8)%	$26,397	$49,961	(4.2)%	$52,138

Publishing

Advertising Revenue – The Company has a comprehensive portfolio of print and digital advertising products, which include display, classified, preprint and digital advertising. Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display and classified advertising continues to decline. Display and classified print revenue decreased $420 and $931 in the three and six months ended June 30, 2019, respectively, primarily due to lower classified advertising in all categories.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased $652 and $1,675 for the three and six months ended June 30, 2019, respectively, due to a volume decline in preprint newspaper inserts, consistent with the decline in circulation volumes discussed below.

Digital Publishing revenue is primarily comprised of banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com, online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package and sales of online automotive classifieds on the cars.com platform. Revenue decreased $141 and $369 for the three and six months ended June 30, 2019, respectively, primarily due to a lower volume of online automotive classifieds on cars.com. The Company’s agreement to sell on the cars.com platform was not renewed and will end September 30, 2019.

Marketing Services

Digital services – Digital marketing revenue includes targeted and multi-channel advertising placed on third-party websites, content development, social media management, search optimization, and other consulting. Revenue increased  $726 and $567 for the three and six months ended June 30, 2019, respectively, due to additional revenue generated from the new business, Cubic Creative, acquired in the second quarter of 2019.

Other services – Other services revenue increased $10 and $231 for the three and six months ended June 30, 2019, respectively, due to an increase in the sale of promotional merchandise by MarketingFX.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     20

Circulation revenue

Circulation revenue was 35.6 percent and 36.3 percent of total revenue for the three and six months ended June 30, 2019, respectively, and 35.0 percent and 35.5 percent for the three and six months ended June 30, 2018, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
Publishing
Circulation	$17,013	(5.1)%	$17,921	$34,286	(3.9)%	$35,668

Revenue decreased primarily due to home delivery revenue, driven by a volume decline of 35.7 percent and 23.9 percent, for the three and six months ended June 30, 2019, respectively. Single copy revenue also decreased compared to prior year, due to single copy paid print circulation volume declines of 22.4 percent and 21.3 percent for the three and six months ended June 30,  2019, respectively. The volume declines were partially offset by rate increases.

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.1 percent and 10.7 percent of total revenue for the three and six months ended June 30, 2019, respectively, and 13.4 percent and 12.7 percent for the three and six months ended June 30, 2018, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
Publishing
Printing, Distribution and Other	$4,802	(29.9)%	$6,851	$10,077	(21.4)%	$12,816

Revenue decreased in the three and six months ended June 30, 2019, primarily due to the Company eliminating its brokered printing business in which it provided services direct to small business clients. Additionally, the Company reduced the number of local and national commercial print customers it serves from more than 30 to five. This strategic decision to streamline operations was implemented to improve the segment’s operating income.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     21

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
			(Recast)			(Recast)
Publishing
Employee compensation and benefits	$16,379	(10.9)%	$18,376	$34,441	(13.2)%	$39,691
Other production, distribution and operating costs	21,718	4.1%	20,862	41,764	(0.3)%	41,901
Newsprint, ink and other supplies	3,721	(28.0)%	5,170	8,039	(22.0)%	10,311
Depreciation	2,263	(9.4)%	2,498	4,580	(7.2)%	4,934
Gain on sale of assets, net	(25,908)	N/A	—	(25,908)	N/A	—
Asset impairments	—	100.0%	(22)	—	100.0%	(22)
Marketing Services
Employee compensation and benefits	3,449	9.4%	3,153	6,511	0.0%	6,510
Other production, distribution and operating costs	2,747	39.4%	1,971	4,885	23.8%	3,946
Newsprint, ink and other supplies	301	3.4%	291	730	58.4%	461
Depreciation	70	89.2%	37	139	87.8%	74
Amortization	200	—%	200	400	—%	400
Total Operating Costs and Expense	$24,940	(52.5)%	$52,536	$75,581	(30.2)%	$108,206

Publishing

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits decreased $1,997 and $5,250 in the three and six months ended June 30, 2019, respectively, primarily due to headcount reductions of 151 since June 30, 2018.

Other production, distribution and operating costs – Expense increased $856 and decreased $137 in the three and six months ended June 30, 2019, respectively, due to $1,920 of expense related to a strategy review with an outside consulting firm in the second quarter of 2019.

Newsprint, ink and other supplies –  Expense decreased due to reduced newsprint costs associated with lower circulation volumes and the elimination of brokered printing for small business clients. Newsprint consumption for the three and six months ended June 30, 2019, approximated 3,043 and 6,849 metric tons, respectively, and for the three and six months ended June 30, 2018, approximated 5,014 and 10,013 metric tons, respectively.

Depreciation – Expense decreased in the three and six months ended June 30, 2019, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated.

Gain on sale of assets – In the second quarter of 2019, the Company completed the sale of real estate previously used as the Company’s headquarters for $28,000, resulting in a pretax gain of $25,908.

Marketing Services

Employee compensation and benefits –  Expense increased $296 in the three months ended June 30, 2019, and remained flat in the six months ended June 30, 2019, due to additional expense generated from the 25 new employees of Cubic Creative, which was acquired in the second quarter of 2019.

Other production, distribution and operating costs – Expense increased $776 and $939 in the three and six months ended June 30, 2019, respectively, primarily due to additional expenses related to Cubic Creative.

Newsprint, ink and other supplies –  Expense increased $10 and $269 in the three and six months ended June 30, 2019, respectively, primarily due to an increase in promotional material printing costs associated with MarketingFX.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     22

Depreciation – Expense increased $33 and $65 in the three and six months ended June  30, 2019, respectively, due to a higher depreciable asset base as additional assets were purchased to support technology investments.

Amortization – Expense is primarily related to customer lists associated with DMV Holdings.

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
Other income, net	$1,161	30.3%	$891	$2,058	15.7%	$1,779

Income tax provision (benefit)	$7,095	N/M	$58	$6,952	653.1%	$(1,257)

“N/M” – not meaningful

Other income, net – Other income, net is primarily comprised of net periodic pension and other post-employment benefit of $818 and $1,636 for the three and six months ended June 30, 2019, respectively, and $931 and $1,861 for the three and six months ended June 30, 2018, respectively.  Gain (loss) from investments are also included in other income, net.

Income tax provision  (benefit) – The Company recognized income tax provision (benefit) of $7,095 and $58 for the three months ended June 30, 2019 and 2018, respectively, and $6,952 and $(1,257) for the six months ended June 30, 2019 and 2018, respectively. Effective income tax rates were 33.4 percent and 21.7 percent for the six months ended June 30, 2019 and 2018, respectively. The effective income tax rate for the six months ended June 30, 2019, was due to changes in the valuation allowance, a decrease in the net operating loss deferred tax asset and the effect of the Texas margin tax. The change to the valuation allowance was an increase of $2,101 for the six months ended June 30, 2019, primarily due to the realization of unreserved net operating losses resulting from the sale of the Company’s former headquarters  (see Note 13 – Sales of Assets), partially offset by additional losses from operations.

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     23

Liquidity and Capital Resources

The Company’s cash balances as of June 30, 2019 and December 31, 2018,  were $52,017 and $55,313, respectively.

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue from Publishing operations is expected to continue to decline in future periods, operating contributions expected from the Company’s Marketing Services businesses and other cost cutting measures, are expected to be sufficient to fund operating activities and capital spending of approximately $1,500 over the remainder of the year.

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

Operating Cash Flows

Net cash provided by (used for) operating activities for the six months ended June 30, 2019 and 2018, was $(1,037) and $7,165, respectively. Cash flows from operating activities decreased by $8,202 during the six months ended June 30, 2019, when compared to the prior year period, primarily due to changes in working capital and other operating assets and liabilities.

Investing Cash Flows

Net cash provided by (used for) investing activities was $1,715 and $(3,697) for the six months ended June 30, 2019 and 2018, respectively. Cash flows from investing activities improved due to cash proceeds of $4,597 received during the second quarter of 2019 related to the sale of real estate previously used as the Company’s headquarters in downtown Dallas, Texas, partially offset by the acquisition of Cubic, Inc. for $2,425. Cash flows from investing activities also included  $457 and $3,697 of capital spending in 2019 and 2018, respectively.

Financing Cash Flows

Net cash used for financing activities was $3,974 and $4,377 for the six months ended June 30, 2019 and 2018, respectively. Cash used for financing activities included dividend payments of $3,447 and $3,552 in 2019 and 2018, respectively. Additionally, in 2019, the Company purchased 131,613 shares of its Series A common stock at a cost of $527 under its share repurchase program.

Financing Arrangements

None.

Contractual Obligations

Under the applicable tax and labor laws governing pension plan funding, no contributions to the A. H. Belo Pension Plans are required in 2019.

On May 9, 2019, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on August  16, 2019, which is payable on September 6, 2019.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, filed on March 14, 2019, with the Securities and Exchange Commission (“SEC”).

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     24

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

Except as related to the adoption and ongoing evaluation of leases under the new lease guidance (Topic 842), there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the second fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     25

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

Issuer Purchases of Equity Securities

The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. In the first quarter of 2019, the Company’s board of directors authorized an additional 1,500,000 shares for repurchase. During 2019, the Company repurchased 131,613 shares of its Series A common stock at a total cost of $527. All purchases were made through open market transactions and were recorded as treasury stock.

The following table contains information for shares repurchased during the second quarter of 2019. None of the shares in this table were repurchased directly from any of the Company’s officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2019	34,778	$3.92	1,815,677	2,184,323
May 2019	—	—	1,815,677	2,184,323
June 2019	13,306	3.79	1,828,983	2,171,017

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     26

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
(3) *

Paper Supply Agreement effective as of August 5, 2019, by and between The Dallas Morning News, Inc. and Gannett Supply Corporation (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2019 (Securities and Exchange Commission File No. 001-33741))

(4) *

Purchase and Sale Agreement effective as of May 17, 2019, by and between The Dallas Morning News, Inc. and Charter DMN Holdings, LP, together with related Promissory Note dated May 17, 2019, in the original principal amount of $22.4 million made by Charter DMN Holdings, LP, payable to The Dallas Morning News, Inc. (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2019 (Securities and Exchange Commission File No. 001-33741))

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     27

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*

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

			*	(d) Fourth Amendment to the A. H. Belo Savings Plan (Exhibit 10.2 to the July 2, 2018 Form 8-K)
			*	(e)

Fifth Amendment to the A. H. Belo Savings Plan dated November 27, 2018 (Exhibit 10.2(1)(E) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2019 (Securities and Exchange Commission File No. 001-33741)(the “1st Quarter 2019 From 10-Q”))

			*	(f) Sixth Amendment to the A. H. Belo Savings Plan dated April 1, 2019 (Exhibit 10.2(1)(F) to the 1st Quarter 2019 Form 10-Q)
		~(2)	*	A. H. Belo 2017 Incentive Compensation Plan (Exhibit I to A. H. Belo Corporation’s Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on March 28, 2017)
			*	(a) First Amendment to the A. H. Belo 2017 Incentive Compensation Plan (Exhibit 10.1 to the July 2, 2018 Form 8-K)
			*	(b)

Form of A. H. Belo 2017 Incentive Compensation Plan Evidence of Grant (for Non-Employee Directors) (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2017 (Securities and Exchange Commission File No. 001-33741) (the “May 12, 2017 Form 8-K”))

			*	(c) Form of A. H. Belo 2017 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2 to the May 12, 2017 Form 8-K)
		~(3)	*

Form of A. H. Belo Cash Long-Term Incentive Compensation Evidence of Grant (for Employee Awards) (Exhibit 10.1 to the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 14, 2019 (Securities and Exchange Commission File No. 001-33741))

		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a) Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     28

Exhibit Number	Description
	~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013)
	~(6)	*

Timothy M. Storer Amended and Restated Employment Agreement dated December 10, 2018 (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2018 (Securities and Exchange Commission File No. 001-33741) (the “December 11, 2018 Form 8-K”))

		*	(a)

Timothy M. Storer Severance Letter effective July 17, 2019 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019 (Securities and Exchange Commission File No. 001-33741))

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

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS			**	XBRL Instance Document
101.SCH			**	XBRL Taxonomy Extension Scheme
101.CAL			**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4/30/2019

A. H. BELO CORPORATION

	By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

	Dated:	July 29, 2019

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     30

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     31

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q     32