Form 10-K/A
period 2018-12-31
A. H. Belo Corp
filed 2020-03-18
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file no. 1-33741

(Exact name of registrant as specified in its charter)

Texas	38-3765318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 224866, Dallas, Texas 75222-4866	(214) 977-8222
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Series A Common Stock, $.01 par value	AHC	New York Stock Exchange

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

Documents incorporated by reference:

Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders held on May 9, 2019, are incorporated by reference into Parts II and III of this Annual Report.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) is being filed to amend A. H. Belo Corporation’s (the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019, for the fiscal year ended December 31, 2018 (the “original Form 10-K”). As previously disclosed on Form 8-K filed on November 20, 2019, the Company will also be filing amended quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2019 and June 30, 2019.

This Form 10-K/A amends the original Form 10-K to reflect the restatement of the Company’s audited financial statements for the year ended December 31, 2018, in order to reflect the appropriate timing of the noncash impairment charge for goodwill and long-lived assets associated with the Company’s Marketing Services reporting unit and the appropriate methodology for calculation of the valuation allowance within the tax provision for 2018. See the Notes to the Consolidated Financial Statements,  Note 2 – Restatement of Financial Statements,  for additional information.

In connection with the identification of these issues that led to the restatements described in this Form 10-K/A, management of the Company re-evaluated the effectiveness of the Company’s disclosure controls and procedures, and internal control over financial reporting as of December 31, 2018. As a result, management concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to material weaknesses in its internal control over financial reporting described in Part II, Item 9A.

Except for the items noted herein, no other changes have been made to the original Form 10-K. This Form 10-K/A has not been updated for events occurring after the filing of the original Form 10-K and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of the Form 10-K,  except as applicable in Note 17 – Subsequent Events. The following sections have been amended as a result of the restatement:

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8. Financial Statements and Supplementary Data
•	Part II, Item 9A. Controls and Procedures
•	Part IV, Item 15. Exhibits, Financial Statement Schedules

No other significant changes have been made to the original Form 10-K except:

•	Conforming the cover page to the Securities and Exchange Commission Form 10-K, updated May 2019
•	The updating throughout this report of references to Form 10-K to Form 10-K/A
•	The re-numbering throughout this report of references to the Notes to the Consolidated Financial Statements to reflect the addition of Note 2

In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Principal Financial Officer dated as of the date of this filing.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A

A. H. BELO CORPORATION

FORM 10-K/A

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K/A concerning A. H. Belo Corporation’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, dispositions, impairments, business initiatives, acquisitions, pension plan contributions and obligations, real estate sales, working capital, future financings and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; and technological obsolescence. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

All dollar amounts presented herein the Annual Report on Form 10-K/A, except share and per share amounts, are presented in thousands, unless the context indicates otherwise.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 4

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 5

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 6

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 7

Competitive Strengths and Challenges

The Company’s strengths are:

•	the largest news gathering operation in North Texas
•	the opportunity to build valuable first-party data sets about consumers in North Texas due to the millions of unique visitors who come to the Company’s websites and mobile applications monthly
•	the ability to develop innovative new product and service offerings which leverage the Company’s brand equity, existing content, distribution platforms, technologies and relationships
•	product or service offerings that allow the Company to offer advertisers a customized and integrated advertising and marketing solution through desired media channels
•	sufficient liquidity to allow the Company to opportunistically invest in, or acquire, businesses that complement the Company’s advertising or marketing services businesses
•	an affluent and educated demographic base in its market
•	the ability to market print or digital products and services to large and targeted audiences at low marginal costs
•	a large sales force with knowledge of the marketplaces in which the Company conducts its business and relationships with current and potential advertising clients
•	the ability to effectively manage operating costs according to market pressures

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 8

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

Employees

As of December 31, 2018, the Company had 982 employees.

Available Information

A. H. Belo maintains its corporate website at www.ahbelo.com, which makes available, free of charge, this Annual Report on Form 10-K/A, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to those reports, as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 9

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 10

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 11

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 12

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 13

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 14

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

Item 4. Mine Safety Disclosures

None.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 15

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

The declaration of dividends is subject to the discretion of A. H. Belo’s board of directors. The determination as to the amount declared and its timing depends on, among other things, A. H. Belo’s results of operations and financial condition, capital requirements, other contractual restrictions, prospects, applicable law, general economic and business conditions and other future factors that are deemed relevant. The board of directors generally declares dividends during the quarter preceding its stated measurement and payment dates. A. H. Belo cannot provide any assurance that future dividends will be declared and paid due to the factors discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A. The table below sets forth the high and low sales prices reported on the New York Stock Exchange for a share of the Company’s common stock and the recorded cash dividends per share declared for the past two years.

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

Equity Compensation Plan Information

The information set forth under the heading “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders, held on May 9, 2019, is incorporated herein by reference.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 16

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

Item 6. Selected Financial Data

Not required for smaller reporting companies.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

OVERVIEW

With a continued focus on extending the Company’s media platforms, A. H. Belo delivers news and information in innovative ways to a broad range of audiences with diverse interests and lifestyles.

The Company’s Publishing segment includes the operations of The Dallas Morning News  (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences. Its newspaper operations also provide commercial printing and distribution services to large national and regional newspapers and other businesses in Texas. The segment includes sales of online automotive classifieds on the cars.com platform. In addition, the Publishing segment includes all corporate expenses.

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

The Company conducted its annual goodwill impairment test as of December 31, 2018, for the Marketing Services reporting unit. The test indicated the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $13,973 in the fourth quarter of 2018, fully impairing the Marketing Services reporting unit’s goodwill. In connection with the goodwill impairment, the Company conducted a long-lived assets impairment test for Marketing Services,  resulting in an impairment charge of $2,970 in the fourth quarter of 2018, fully impairing all intangible assets related to customer relationships. In the first quarter of 2017, due to the segment reorganization,  certain goodwill and intangible assets previously reported in the Marketing Services segment were moved to the Publishing segment, which was fully impaired as of December 31, 2016. Therefore, the Company recorded a noncash goodwill impairment charge of $228 in the first quarter of 2017.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 18

In 2017, the Company sold three parcels of land in downtown Dallas, TX resulting in total cash proceeds of $21,300, generating a gain of approximately $12,500. On December 31, 2017, the Company completed the sale of the Denton Record-Chronicle and the Company no longer owns newspaper operations in Denton, Texas; see Note 14 – Sales of Assets and Other Dispositions.

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

This Form 10-K/A amends the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019, (the “original Form 10-K”) to reflect the restatement of the Company’s audited financial statements for the year ended December 31, 2018, in order to reflect the appropriate timing of the noncash impairment charge for goodwill and long-lived assets associated with the Company’s Marketing Services reporting unit and the appropriate methodology for calculation of the valuation allowance within the tax provision for 2018. See the Notes to the Consolidated Financial Statements,  Note 2 – Restatement of Financial Statements,  for additional information.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Years Ended December 31,
	2018	Percentage Change	2017
	(Restated)
Publishing
Advertising and marketing services	$83,468	(25.5)%	$111,968
Circulation	71,919	(6.5)%	76,884
Printing, distribution and other	24,940	(12.5)%	28,495
Total Net Operating Revenue	180,327	(17.0)%	217,347

Total Operating Costs and Expense	191,473	(16.0)%	228,022

Operating Loss	$(11,146)	(4.4)%	$(10,675)

Marketing Services
Advertising and marketing services	$21,960	(29.8)%	$31,279
Total Net Operating Revenue	21,960	(29.8)%	31,279

Total Operating Costs and Expense	37,646	33.6%	28,186

Operating Income (Loss)	$(15,686)	(607.1)%	$3,093

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 19

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 20

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 21

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense by segment.

	Years Ended December 31,
	2018	Percentage Change	2017
	(Restated)
Publishing
Employee compensation and benefits	$77,228	(14.4)%	$90,191
Other production, distribution and operating costs	83,460	(18.0)%	101,751
Newsprint, ink and other supplies	21,108	(5.9)%	22,436
Depreciation	9,699	(5.8)%	10,300
Asset impairments	(22)	(100.7)%	3,344
Marketing Services
Employee compensation and benefits	12,076	(9.2)%	13,304
Other production, distribution and operating costs	6,707	(47.8)%	12,843
Newsprint, ink and other supplies	918	(18.4)%	1,125
Depreciation	203	76.5%	115
Amortization	799	—%	799
Asset impairments	16,943	N/A	—
Total Operating Costs and Expense	$229,119	(10.6)%	$256,208

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 22

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

Asset impairments – The Company conducted its annual goodwill impairment test as of December 31, 2018, for the Marketing Services reporting unit. The test indicated the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $13,973 in the fourth quarter of 2018, fully impairing the Marketing Services reporting unit’s goodwill. In connection with the goodwill impairment, the Company conducted a long-lived assets impairment test for  Marketing Services, resulting in an impairment charge of $2,970 in the fourth quarter of 2018, fully impairing all intangible assets related to customer relationships.

Other

The table below sets forth the other components of the Company’s results of operations.

	Years Ended December 31,
	2018	Percentage Change	2017
	(Restated)
Other income, net	$3,891	(66.1)%	$11,483

Income tax provision (benefit)	$2,280	136.4%	$(6,260)

Other income, net – Other income, net includes gain (loss) on disposal of fixed assets and gain (loss) from investments.

Net periodic pension and other post-employment expense (benefit) is now included in other income, net in the Consolidated Statements of Operations; see Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards. As a result of adopting this guidance, other income, net increased $3,818 and decreased $2,471 for the years ended December 31, 2018 and 2017, respectively. In 2017, the Company completed a de-risking transaction to reduce the Company’s pension liability, which resulted in a charge to pension expense of $5,911; see Note 9 – Pension and Other Retirement Plans.

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

Income tax provision (benefit) – A tax provision of $2,280 was recorded in 2018. The provision was primarily due to the Texas margin tax and an increase in the valuation allowance due to a change in judgment as to the realization of the Company’s deferred tax assets. The current state tax provision was partially reduced by a refund of the 2017 Texas margin tax and a partial release of the reserve for uncertain tax positions.

A tax benefit of $6,260 was recorded in 2017. The benefit was primarily due to deductions associated with the voluntary pension contribution of $20,000, partial release of the valuation allowance and a capital loss on the sale of the Denton Record-Chronicle, of which a portion was carried back to 2014 for federal income tax purposes. These deductions offset taxable income that resulted from

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 23

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

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018, which impacted revenue recognition related to digital advertising placed on third-party websites where the Company acted as an agent and circulation revenue related to home delivery subscriptions where the Company recorded revenue for the grace period of newspapers delivered after a subscription expires. See Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards and Note 4 – Revenue.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 24

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

The Company conducted its annual goodwill impairment test as of December 31, 2018,  using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital. The Company believes the use of a discounted cash flow approach is the most reliable indicator of the estimated fair value of the business. Upon completion of the annual test, it was determined the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $13,973 in the fourth quarter of 2018, fully impairing the Marketing Services reporting unit’s goodwill.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 25

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

Cash flows from operating activities increased in 2018 compared to 2017, primarily due to the 2017 voluntary contribution of $20,000 to the A. H. Belo Pension Plans, federal income tax refunds of $3,210 and $4,095 received in 2018 (see Note 8 – Income Taxes) and changes in working capital and other operating assets and liabilities.

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

Financing Arrangements

None.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 26

Contractual Obligations

In December 2017, AHC Dallas Properties, LLC, a wholly-owned subsidiary of the Company, assumed a 12-year lease agreement for office space that serves as the headquarters of the Denton Record-Chronicle. In connection with the sale of Denton Publishing Company, owner of the Denton Record-Chronicle, to Denton Media Company, Inc., the Company entered into a sublease with Denton Publishing Company for a term ending on July 30, 2023; see Note 14 – Sales of Assets and Other Dispositions.

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

Item 8. Financial Statements and Supplementary Data (Restated)

The restated consolidated financial statements, together with the Report of Independent Registered Public Accounting Firms, are included herein starting on page 36 of this Annual Report on Form 10-K/A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures  (Restated)

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, initially evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2018,  in connection with the preparation of the Company’s original Form 10-K. The Company disclosed in its original Form 10-K that, based on that evaluation, management concluded the Company’s disclosure controls and procedures were effective.  In connection with the restatements described in this Form 10-K/A, the Company’s management with the participation of its Chief Executive Officer and Principal Financial Officer re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. As a result, management concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to material weaknesses in its internal control over financial reporting described below.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 27

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

Based on this assessment, using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management initially concluded that as of December 31, 2018, the Company’s internal control over financial reporting was effective. However, as a result of the identification of the issues that caused the restatements described in this Form 10-K/A and management’s determination that there are material weaknesses in the design and operation of controls, management subsequently concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018. The following material weaknesses existed as of December 31, 2018:

•	The Company did not have effective controls to ensure there was comprehensive analysis, documentation, and review over the preparation of the Company’s income tax provision.
•

The Company did not design effective internal controls over assumptions used to conclude on and disclose the operating segments and reporting units of the Company, which includes controls over identifying triggering events and the assumptions used in the valuation and impairment review of goodwill and long-lived assets.

•

The Company did not design and maintain effective monitoring controls over user access to, and the monitoring of elevated user access within, information technology (“IT”) systems and program change-management over certain IT systems that support the Company’s financial reporting processes. The Company’s process-level controls that are dependent on information from the affected IT systems were also deemed ineffective because reports used in the execution of the controls could have been adversely impacted.

•

The Company did not design effective process-level controls over the assessment and application of revenue recognition and related accounts for new contracts with customers along with certain process-level controls over the occurrence of revenue.

Audit Opinion on Internal Control Over Financial Reporting

As a result of management’s report on internal control over financial reporting being amended, Grant Thornton LLP, an independent registered public accounting firm, issued an updated audit report on the operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which is included on page 37 of this Annual Report on Form 10-K/A.

Remediation Plans

The Company’s management, with oversight from the Audit Committee of the Board of Directors of the Company, is actively engaged in remediation efforts to address the material weaknesses identified above. Management has taken a number of actions to remediate the 2018 material weaknesses including the following:

•	Improve monitoring and risk assessment activities to address these control deficiencies.
•	Increase the level of review and analysis of work performed by management and third-party tax professionals in the preparation of the Company’s provision for income taxes.
•

Enhance the controls over impairment testing for both goodwill and the long-lived assets to ensure the controls are designed and operating effectively to include properly identifying triggering events along with enhancing controls around the reviews of assumptions used in impairment tests.

•

Improve the risk assessment and design of monitoring activities over change-management and the review of user access to the Company’s IT systems and strengthen the review of activities conducted by users with elevated access.

•	Institute change-management controls over reports generated by the Company’s IT systems, which are used in the execution of key controls.
•	Implement additional process-level controls over revenue recognition of new contracts.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 28

•

Develop and deliver further Internal Controls training to individuals associated with these control deficiencies and enhance training provided to all personnel who have financial reporting or internal control responsibilities in these areas. The training will include a review of individual roles and responsibilities related to internal controls, proper oversight and reemphasize the importance of completing the control procedures.

These improvements are targeted at strengthening the Company’s internal control over financial reporting and remediating the 2018 material weaknesses. The Company remains committed to an effective internal control environment and management believes that these actions and the improvements management expects to achieve as a result, will effectively remediate the 2018 material weaknesses. However, the material weaknesses in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. As of the date of filing this Form 10-K/A, management is in the process of testing and evaluating these additional controls to determine whether they are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as related to the material weaknesses described below, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The material weaknesses discussed above were subsequently identified and will result in future mitigation activities.

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

As a result of the remediation actions discussed above, management has determined that the impacted internal controls over financial reporting were effectively designed and demonstrated effective operation to support the conclusion that the material weaknesses in internal controls over financial reporting identified for the year ended December 31, 2017, have been remediated as of December 31, 2018.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 29

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the headings “A. H. Belo Corporation Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance – Committees of the Board – Audit Committee,” “Corporate Governance – Committees of the Board – Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders held on May 9, 2019, is incorporated herein by reference.

A. H. Belo has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, which can be found at the Company’s website, www.ahbelo.com. The Company will post any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on the Company’s website. Information on A. H. Belo’s website is not incorporated by reference into this Annual Report on Form 10-K/A.

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

Shareholders can also obtain, without charge, printed copies of any of the materials referred to above by contacting the Company at the following address:

A. H. Belo Corporation

P. O. Box 224866

Dallas, Texas 75222-4866

Attn: Investor Relations

Telephone: (214) 977-8222

Item 11. Executive Compensation

The information set forth under the headings “Corporate Governance – Committees of the Board – Compensation Committee,” “Executive Compensation – Summary Compensation Table, – Change in Control Arrangements and Other Agreements Upon Termination of Employment, – Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2018,” “Corporate Governance – “Director Compensation” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders held on May 9, 2019, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “A. H. Belo Corporation Stock Ownership of Directors and Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders held on May 9, 2019, is incorporated herein by reference.

Information regarding the number of shares of common stock authorized for issuance under the Company’s equity compensation plans is included in the Notes to the Consolidated Financial Statements, Note 7 - Long-term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Certain Relationships” and “Corporate Governance – Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders held on May 9, 2019, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders held on May 9, 2019, is incorporated herein by reference.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 30

PART IV

Item 15. Exhibits, Financial Statement Schedules (Restated)

(1) The consolidated financial statements listed in the Index to Consolidated Financial Statements included in the table of contents are filed as part of this report.
(2) All financial statement schedules were omitted because they are not applicable, are not required, or the required information is shown in the consolidated financial statements or notes thereto.
(3) Exhibits:

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, as indicated. In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Annual Report on Form 10-K/A is deemed filed. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

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

(2) * Guaranty of Lease dated December 30, 2016 (Exhibit 10.2 to the January 3, 2017 Form 8-K)

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 31

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*

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

Form of A. H. Belo Cash Long-Term Incentive Compensation Evidence of Grant (for Employee Awards) (Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019 (Securities and Exchange Commission File No. 001-33741))

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

		~(8)	*	James M. Moroney III Employment Agreement dated April 18, 2018 (Exhibit 10.1 to the Company’s April 18, 2018 Form 8-K)

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 32

Exhibit Number	Description
10.3 *	Agreements relating to the separation of A. H. Belo from its former parent company:
	(1)	*

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

21			Subsidiaries of the Company
23.1			Consent of Grant Thornton LLP
23.2			Consent of KPMG LLP
24			Power of Attorney (set forth on the signature page(s) hereof)
31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS			** XBRL Instance Document
101.SCH			** XBRL Taxonomy Extension Scheme
101.CAL			** XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			** XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			** XBRL Taxonomy Extension Label Linkbase Document
101.PRE			** XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Robert W. Decherd
Robert W. Decherd
Chairman of the Board, President and
Chief Executive Officer

Dated:	March 18, 2020

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 34

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd	Chairman of the Board, President and Chief Executive Officer	March 18, 2020
Robert W. Decherd

/s/ John A. Beckert	Director	March 18, 2020
John A. Beckert

/s/ Louis E. Caldera	Director	March 18, 2020
Louis E. Caldera

/s/ Ronald D. McCray	Director	March 18, 2020
Ronald D. McCray

/s/ Tyree B. Miller	Director	March 18, 2020
Tyree B. Miller

/s/ Nicole G. Small	Director	March 18, 2020
Nicole G. Small

/s/ Katy Murray	Senior Vice President/	March 18, 2020
Katy Murray	Chief Financial Officer (Principal Financial Officer)

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

A. H. Belo Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2018 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 18, 2020 expressed an adverse opinion.

Restatement of financial statements

As discussed in Note 2, the consolidated financial statements have been restated to correct misstatements.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of Accounting Codification Topic 606, Revenue from Contracts with Customers.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for pensions in 2018 due to the adoption of Accounting Standards Update 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2018.

Dallas, Texas

March 18, 2020

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 36

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

A. H. Belo Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of A. H. Belo Corporation (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

•	The Company did not have effective controls to ensure there was comprehensive analysis, documentation, and review over the preparation of the Company’s income tax provision.
•

The Company did not design effective internal controls over assumptions used to conclude on and disclose the operating segments and reporting units of the Company, which includes controls over identifying triggering events and the assumptions used in the valuation and impairment review of goodwill and long-lived assets.

•

The Company did not design and maintain effective monitoring controls over user access to, and the monitoring of elevated user access within, information technology (“IT”) systems and program change-management over certain IT systems that support the Company’s financial reporting processes. The Company’s process-level controls that are dependent on information from the affected IT systems were also deemed ineffective because reports used in the execution of the controls could have been adversely impacted.

•

The Company did not design effective process-level controls over the assessment and application of revenue recognition and related accounts for new contracts with customers along with certain process-level controls over the occurrence of revenue.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 18, 2020 which expressed an unqualified opinion on those financial statements.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 37

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

/s/ Grant Thornton LLP

Dallas, Texas

March 18, 2020

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 38

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

A. H. Belo Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of A. H. Belo Corporation and subsidiaries  (the Company) as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated  financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

We served as the Company’s auditor from 2009 to 2017.

Dallas, Texas
March 16, 2018

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 39

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
In thousands, except share and per share amounts	2018	2017
	(Restated)
Net Operating Revenue:
Advertising and marketing services	$105,428	$143,247
Circulation	71,919	76,884
Printing, distribution and other	24,940	28,495
Total net operating revenue	202,287	248,626
Operating Costs and Expense:
Employee compensation and benefits	89,304	103,495
Other production, distribution and operating costs	90,167	114,594
Newsprint, ink and other supplies	22,026	23,561
Depreciation	9,902	10,415
Amortization	799	799
Asset impairments	16,921	3,344
Total operating costs and expense	229,119	256,208
Operating loss	(26,832)	(7,582)
Other income, net	3,891	11,483
Income (Loss) Before Income Taxes	(22,941)	3,901
Income tax provision (benefit)	2,280	(6,260)
Net Income (Loss)	$(25,221)	$10,161

Per Share Basis
Net income (loss)
Basic and diluted	$(1.17)	$0.46
Number of common shares used in the per share calculation:
Basic	21,747,633	21,721,497
Diluted	21,747,633	21,723,002

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 40

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In thousands	2018	2017
	(Restated)
Net Income (Loss)	$(25,221)	$10,161
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	630	6,225
Actuarial gains (losses)	(13,339)	8,151
Total other comprehensive income (loss), net of tax	(12,709)	14,376
Total Comprehensive Income (Loss)	$(37,930)	$24,537

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 41

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
In thousands, except share amounts	2018	2017
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$55,313	$57,660
Accounts receivable (net of allowance of $581 and $1,055 at December 31, 2018 and December 31, 2017, respectively)	22,057	26,740
Inventories	3,912	3,171
Prepaids and other current assets	5,023	13,734
Assets held for sale	1,089	1,089
Total current assets	87,394	102,394
Property, plant and equipment, at cost	422,966	418,730
Less accumulated depreciation	(396,705)	(387,024)
Property, plant and equipment, net	26,261	31,706
Intangible assets, net	304	4,073
Goodwill	—	13,973
Deferred income taxes, net	3,572	5,355
Other assets	5,029	5,347
Total assets	$122,560	$162,848
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,334	$10,303
Accrued compensation and benefits	8,294	8,243
Other accrued expense	5,586	4,275
Advance subscription payments	11,449	11,670
Total current liabilities	31,663	34,491
Long-term pension liabilities	31,889	23,038
Other post-employment benefits	1,165	2,052
Other liabilities	7,045	5,568
Total liabilities	71,762	65,149
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,854,728 and 20,700,292 shares at December 31, 2018 and December 31, 2017, respectively	209	208
Series B: issued 2,469,555 and 2,469,755 shares at December 31, 2018 and December 31, 2017, respectively	24	24
Treasury stock, Series A, at cost; 1,697,370 and 1,430,961 shares held at December 31, 2018 and December 31, 2017, respectively	(12,601)	(11,302)
Additional paid-in capital	494,389	494,989
Accumulated other comprehensive loss	(37,641)	(24,932)
Accumulated deficit	(393,582)	(361,288)
Total shareholders’ equity	50,798	97,699
Total liabilities and shareholders’ equity	$122,560	$162,848

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 42

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2016	20,620,461	2,472,680	$231	$499,552	(1,416,881)	$(11,233)	$(39,308)	$(361,324)	$1,234	$89,152
Net income	—	—	—	—	—	—	—	10,161	—	10,161
Other comprehensive income	—	—	—	—	—	—	14,376	—	—	14,376
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(118)	(118)
Treasury stock purchases	—	—	—	—	(14,080)	(69)	—	—	—	(69)
Issuance of shares for restricted stock units	76,906	—	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	—	944	—	—	—	—	—	944
Purchases of noncontrolling interests				(5,506)					(1,116)	(6,622)
Conversion of Series B to Series A	2,925	(2,925)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(10,125)	—	(10,125)
Balance at December 31, 2017	20,700,292	2,469,755	$232	$494,989	(1,430,961)	$(11,302)	$(24,932)	$(361,288)	$—	$97,699
Net loss (Restated)	—	—	—	—	—	—	—	(25,221)	—	(25,221)
Other comprehensive loss	—	—	—	—	—	—	(12,709)	—	—	(12,709)
Treasury stock purchases	—	—	—	—	(266,409)	(1,299)	—	—	—	(1,299)
Issuance of shares for restricted stock units	151,236	—	1	(1)	—	—	—	—	—	—
Issuance of shares for stock option exercises	3,000	—	—	6	—	—	—	—	—	6
Share-based compensation	—	—	—	(605)	—	—	—	—	—	(605)
Conversion of Series B to Series A	200	(200)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(7,073)	—	(7,073)
Balance at December 31, 2018 (Restated)	20,854,728	2,469,555	$233	$494,389	(1,697,370)	$(12,601)	$(37,641)	$(393,582)	$—	$50,798

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 43

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2018	2017
	(Restated)
Operating Activities
Net income (loss)	$(25,221)	$10,161
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	10,701	11,214
Net periodic (benefit) expense and contributions related to employee benefit plans	(3,818)	(17,519)
Share-based compensation	(605)	944
Bad debt expense	888	2,109
Deferred income taxes	1,783	(5,355)
Loss on investment related activity	—	250
(Gain) loss on disposal of fixed assets	212	(14,477)
Asset impairments	16,921	3,344
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	3,795	265
Inventories, prepaids and other current assets	7,970	(3,966)
Other assets	318	2,196
Accounts payable	(3,969)	1,267
Compensation and benefit obligations	818	(155)
Other accrued expenses	3,074	(614)
Advance subscription payments	(221)	(1,573)
Other post-employment benefits	(928)	(186)
Net cash provided by (used for) operating activities	11,718	(12,095)
Investing Activities
Purchases of assets	(5,656)	(12,005)
Sales of assets	—	21,300
Purchases of investments	—	(18)
Net cash provided by (used for) investing activities	(5,656)	9,277
Financing Activities
Purchases of noncontrolling interests	—	(9,231)
Dividends paid	(7,116)	(10,114)
Distributions to noncontrolling interests	—	(179)
Purchases of treasury stock	(1,299)	(69)
Proceeds from exercise of stock options	6	—
Net cash used for financing activities	(8,409)	(19,593)
Net decrease in cash and cash equivalents	(2,347)	(22,411)
Cash and cash equivalents, beginning of period	57,660	80,071
Cash and cash equivalents, end of period	$55,313	$57,660

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 44

A. H. Belo Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Restated)

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 45

The table below sets forth property, plant and equipment by type.

	December 31,		Estimated
	2018	2017	Useful Lives
Land	$2,220	$2,220
Buildings and improvements	111,411	110,409	5 - 30 years
Publishing equipment	216,891	216,199	3 - 20 years
Other	92,293	88,177	3 - 10 years
Construction in process	151	1,725
Total	422,966	418,730
Less accumulated depreciation	(396,705)	(387,024)
Property, plant and equipment, net	$26,261	$31,706

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

The Company conducted its annual goodwill impairment test as of December 31, 2018,  using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital. The Company believes the use of a discounted cash flow approach is the most reliable indicator of the estimated fair value of the business. Upon completion of the annual test, it was determined the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $13,973 in the fourth quarter of 2018, fully impairing the Marketing Services reporting unit’s goodwill.

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

In connection with the goodwill impairment, the Company conducted a long-lived assets impairment test as of December 31, 2018, for Marketing Services.  Upon completion of the test, it was determined the Marketing Services reporting unit’s customer relationships were no longer recoverable. Accordingly, the Company recorded a noncash impairment charge of $2,970 in the fourth quarter of 2018, fully impairing the Marketing Services reporting unit’s intangible assets related to customer relationships. The remaining intangible assets consist of $1,520 of developed technology with an estimated useful life of five years and the net carrying value of $304 will be fully expensed in 2019.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 46

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

As of December 31, 2018, there were no options or RSUs outstanding and all compensation expense has been fully recognized. See Note 7 – Long-term Incentive Plan.

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

Accumulated other comprehensive loss consists of actuarial gains and losses associated with the A. H. Belo Pension Plans (the “Pension Plans”) and other post-employment benefit (the “OPEB”) plans. The cumulative balances are amortized to earnings over the weighted average remaining life expectancy of the participants to the extent such balances exceed 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. The Company discloses amounts reclassified from accumulated other comprehensive loss to net income (loss) in Note 10 - Shareholders' Equity.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 47

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

Segments.   The Company operates under two reportable segments. The Publishing segment includes the operating activities associated with the Company’s core print and digital operations associated with its newspapers, niche publications, related websites and apps, and all corporate expenses.  The Marketing Services segment includes the operations of DMV Holdings and digital advertising through Connect (programmatic advertising). This segment primarily includes sales of advertising delivered outside the Company’s news platforms, social media management services, and other marketing services designed to provide integrated solutions for optimizing businesses marketing challenges and opportunities.

Fair Value Measurements.   The Company’s financial instruments, including cash, cash equivalents, accounts receivable, interest receivable, accounts payable and amounts due to customers are carried at cost, which approximates its fair value because of the short-term nature of these instruments.

Recently Adopted Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers (Topic 606). This guidance prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The core principle contemplated by this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Since May 2014, the FASB issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, noncash considerations, contract modifications, and completed contracts at transition. The new guidance will supersede virtually all existing revenue guidance under GAAP and is effective for fiscal years beginning after December 15, 2017. There are two transition options available to entities, the full retrospective approach, in which the Company would restate prior periods, or the modified retrospective approach. The Company adopted ASU 2014-09 using the modified retrospective approach as of January 1, 2018; see Note 4 – Revenue.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 48

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 49

Note 2:  Restatement of Financial Statements

The Company restated its financial statements to include a noncash impairment charge of $13,973 for goodwill and $2,970 for intangible assets impairment; see Note 6 – Goodwill and Intangible Assets. In addition, the Company recorded additional income tax expense of $2,845 due to an increase in the valuation allowance as an additional amount of deferred tax assets have been deemed unrealizable; see Note 8 – Income Taxes.

The table below sets forth the impact of the restatement on the Consolidated Statement of Operations.

	Year Ended December 31, 2018
	As Previously Reported	Adjustment	As Restated
Operating Costs and Expense:
Asset impairments	$(22)	$16,943	$16,921
Total operating costs and expense	212,176	16,943	229,119
Operating loss	(9,889)	(16,943)	(26,832)
Loss Before Income Taxes	(5,998)	(16,943)	(22,941)
Income tax provision (benefit)	(565)	2,845	2,280
Net Loss	(5,433)	(19,788)	(25,221)

Per Share Basis
Net loss
Basic and diluted	$(0.26)	$(0.91)	$(1.17)

The table below sets forth the impact of the restatement on the Consolidated Statement of Comprehensive Income (Loss).

	Year Ended December 31, 2018
	As Previously Reported	Adjustment	As Restated
Net Loss	$(5,433)	$(19,788)	$(25,221)
Total Comprehensive Loss	(18,142)	(19,788)	(37,930)

The table below sets forth the impact of the restatement on the Consolidated Balance Sheet.

	December 31, 2018
	As Previously Reported	Adjustment	As Restated
Assets
Intangible assets, net	$3,274	$(2,970)	$304
Goodwill	13,973	(13,973)	—
Deferred income taxes, net	6,417	(2,845)	3,572
Total assets	142,348	(19,788)	122,560
Accumulated deficit	(373,794)	(19,788)	(393,582)
Total shareholders’ equity	70,586	(19,788)	50,798
Total liabilities and shareholders’ equity	142,348	(19,788)	122,560

The table below sets forth the impact of the restatement on the Consolidated Statement of Cash Flows.

	Year Ended December 31, 2018
	As Previously Reported	Adjustment	As Restated
Operating Activities
Net loss	$(5,433)	$(19,788)	$(25,221)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Deferred income taxes	$(1,062)	$2,845	$1,783
Asset impairments	(22)	16,943	16,921

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 50

Note 3:  Segment Reporting

The Company identified two reportable segments based on reporting structure and the go-to-market for the Company’s service and product offerings. The two reportable segments are Publishing and Marketing Services.

The Publishing segment includes the Company’s core print and digital operations associated with its newspapers, niche publications and related websites and apps. These operations generate revenue from sales of advertising within its newspaper and digital platforms, subscription and retail sales of its newspapers, commercial printing and distribution services, primarily related to national and regional newspapers, and preprint advertising. Businesses within the Publishing segment leverage its production facilities, subscriber and advertiser base, and digital news platforms to provide additional contribution margin.  The Publishing segment’s operating results includes $20,156 of corporate expense at December 31, 2018. The Company evaluates Publishing operations based on operating profit and cash flows from operating activities.

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

The tables below set forth summarized financial information for the Company’s reportable segments.

	Years Ended December 31,
	2018	2017
	(Restated)
Revenue
Publishing	$180,327	$217,347
Marketing Services	21,960	31,279
Total	$202,287	$248,626

Operating Income (Loss)
Publishing	$(11,146)	$(10,675)
Marketing Services	(15,686)	3,093
Total	$(26,832)	$(7,582)

Noncash Expenses
Publishing
Depreciation	$9,699	$10,300
Asset impairments	(22)	3,344
Pension settlement	—	5,911
Total	$9,677	$19,555

Marketing Services
Depreciation	$203	$115
Amortization	799	799
Asset impairments	16,943	—
Total	$17,945	$914

	December 31,	December 31,
	2018	2017
	(Restated)
Total Assets
Publishing	$117,289	$137,409
Marketing Services	5,271	25,439
Total	$122,560	$162,848

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 51

Net periodic pension and other post-employment expense (benefit) is now included in other income, net in the Consolidated Statements of Operations; see Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards. As a result of adopting this guidance retrospectively, Publishing operating costs and operating loss decreased $2,471 for 2017. In 2017, the Company completed a de-risking transaction to reduce the Company’s pension liability, which resulted in a charge to pension expense of $5,911; see Note 9 – Pension and Other Retirement Plans.

Note 4:  Revenue

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

	Years Ended December 31,
	2018	2017
Advertising revenue	$83,468	$111,968
Digital services	16,982	26,489
Other services	4,978	4,790
Advertising and marketing services	105,428	143,247
Circulation	71,919	76,884
Printing, distribution and other	24,940	28,495
Total Revenue	$202,287	$248,626

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 52

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 53

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

Note 5:  Acquisitions

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

Note 6: Goodwill and Intangible Assets

The table below sets forth goodwill and other intangible assets by reportable segment as of December 31, 2018 and 2017. In the first quarter of 2017, the Company reorganized reporting units based on reporting structure and the go-to-market for the Company’s service and product offerings. The Company’s Publishing and Marketing Services segments each operate as a single reporting unit with all corporate expenses included in Publishing.

	December 31,	December 31,
	2018	2017
	(Restated)
Goodwill
Marketing Services	$—	$13,973

Intangible Assets
Marketing Services
Cost	$6,470	$6,470
Accumulated Amortization	(3,196)	(2,397)
Asset Impairments	(2,970)	—
Net Carrying Value	$304	$4,073

The Company tested the Marketing Services segment’s goodwill for impairment as of December 31, 2018, using a discounted cash flow methodology with a  peer-based, risk-adjusted weighted average cost of capital. The Company believes the use of a discounted cash flow approach is the most reliable indicator of the estimated fair value of the business. Upon completion of the annual test, it was determined the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $13,973 in the fourth quarter of 2018, fully impairing the Marketing Services reporting unit’s goodwill.

In connection with the goodwill impairment, the Company conducted a long-lived assets impairment test as of December 31, 2018, for Marketing Services. Upon completion of the test, it was determined the Marketing Services reporting unit’s customer relationships were no longer recoverable. Accordingly, the Company recorded a noncash impairment charge of $2,970 in the fourth quarter of 2018, fully impairing the Marketing Services reporting unit’s intangible assets related to customer relationships.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 54

The remaining intangible assets consist of $1,520 of developed technology with an estimated useful life of five years and the net carrying value of $304 will be fully expensed in 2019. Aggregate amortization expense was $799 for 2018 and 2017. In 2017, the Publishing segment’s fully amortized intangible assets were written-off and had no remaining useful life.

As a result of the first quarter 2017 segment reorganization,  certain goodwill and intangible assets previously reported in the Marketing Services segment were moved to the Publishing segment, which was fully impaired as of December 31, 2016. Therefore, the Company recorded a noncash goodwill impairment charge of $228 in the first quarter of 2017.

Note 7: Long-term Incentive Plan

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 55

The table below sets forth a summary of RSU activity under the Company’s long-term incentive plans.

	Total RSUs	Issuance of Common Stock	RSUs Redeemed in Cash	Cash Payments at Closing Price of Stock		Weighted Average Price on Date of Grant
Non-vested at December 31, 2017	224,053					$6.07
Granted	348,455					5.05
Canceled	(3,711)					6.06
Vested and outstanding	(184,774)					5.38
Vested and issued	(114,248)	68,543	45,705	$235		6.29
Accelerated vesting and converted to cash	(269,775)			$1,120	(a)	5.13
Non-vested at December 31, 2018	—					—

(a)	A portion of the cash payments will be paid in 2019 for officers and directors subject to Code Section 409A.

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

Years Ended December 31,	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
2018	$(605)	$3,005	$2,400
2017	944	654	1,598

Note 8: Income Taxes

The table below sets forth the Company’s income tax provision (benefit).

	Years Ended December 31,
	2018	2017
	(Restated)
Current
Federal	$(136)	$(2,018)
State	633	1,113
Total current	497	(905)
Deferred
Federal	(1,975)	8,723
State	(15)	(7)
Total deferred	(1,990)	8,716
Valuation Allowance	3,773	(14,071)
Income Tax Provision (Benefit)	$2,280	$(6,260)

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 56

The table below reconciles the income tax provision (benefit) computed by applying the applicable United States federal income tax rate to the tax provision (benefit) computed at the effective income tax rate.

	Years Ended December 31,
	2018	2017
	(Restated)
Computed expected income tax provision (benefit)	$(4,818)	$1,362
State income tax (net of federal benefit)	679	698
Valuation allowance	3,773	(14,071)
Federal tax reform - deferred rate change	(2)	3,570
Goodwill impairment	2,691	63
Nondeductible expenses	311	(3,454)
Uncertain tax position reserve	(165)	2,555
Noncontrolling interests	—	(5)
Other	(189)	3,022
Income tax provision (benefit)	$2,280	$(6,260)
Effective income tax rate	(9.9)%	(160.5)%

A tax provision of $2,280 was recorded in 2018. The provision was primarily due to the Texas margin tax and an increase in the valuation allowance due to a change in judgment as to the realization of the Company’s deferred tax assets. The current state tax provision was partially reduced by a refund of the 2017 Texas margin tax and a partial release of the reserve for uncertain tax positions.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 57

The table below sets forth the significant components of the Company’s deferred tax assets and liabilities.

	December 31,
	2018	2017
	(Restated)
Gross Deferred Tax Assets:
Defined benefit plans	$6,697	$4,838
Investments	177	210
Tax depreciation less than book depreciation	2,058	1,576
Expenses deductible for tax purposes in a year different from the year accrued	1,481	1,232
Deferred compensation and benefits	376	553
Book amortization in excess of tax amortization	649	—
State taxes	83	68
Federal net operating loss carryforward	5,462	4,260
Other	427	482
Total deferred tax assets	17,410	13,219
Valuation allowance	(13,329)	(6,908)
Total deferred tax assets, net of valuation allowance	4,081	6,311
Gross Deferred Tax Liabilities:
Tax amortization in excess of book amortization	—	(368)
Other	(509)	(588)
Total deferred tax liabilities	(509)	(956)

Net Deferred Tax Assets	$3,572	$5,355

The presentation of net deferred tax assets and liabilities for each jurisdiction are presented as noncurrent within the Company’s Consolidated Balance Sheets. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The Company recognizes a valuation allowance for deferred tax assets when it is more-likely-than-not that these assets will not be realized. In making this determination, all positive and negative evidence is considered, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income and taxable income in prior carryback years. In 2018, the valuation allowance increased $6,421, of which $2,648 is deferred tax assets related to amounts recorded in accumulated other comprehensive loss that are partially reserved by a valuation allowance. At December 31, 2018, the Company had a federal net operating loss carryforward of $26,011, of which $20,219 expires in 2037 and $5,792 does not have an expiration. The annual utilization of the federal net operating loss, which does not have an expiration, is limited to 80 percent of taxable income in future years.

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

The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit.

	2018	2017
Balance at January 1	$2,757	$237
Decrease related to zero change audit	—	(24)
Increase related to prior year tax positions	—	4
Decrease related to settlement	—	(35)
Increase related to current year tax positions	—	2,575
Decrease related to statute of limitations expiring	(165)	—
Balance at December 31	$2,592	$2,757

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 58

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

The Company was not required to make contributions to the A. H. Belo Pension Plans in 2018 and 2017 under the applicable tax and labor laws governing pension plan funding. In 2017, the Company made a voluntary contribution of $20,000 to the Pension Plans and using the contribution, in addition to liquidating $23,391 of plan assets, transferred $43,391 of pension liabilities to an insurance company. As a result of this de-risking action, the Company reduced the number of participants in the Pension Plans by 796, or 36 percent. A charge to pension expense of $5,911 in 2017, was recorded to reflect the amortization of losses in accumulated other comprehensive loss associated with this transaction. In addition, the projected benefit obligation was remeasured as of September 30, 2017, which resulted in an actuarial gain of $3,648 that was recorded to other comprehensive income (loss) in 2017; see Note 10 – Shareholders’ Equity. This transaction occurred on September 20, 2017, but the Company elected to use the measurement date practical expedient, allowing the Company to use September 30, 2017, as the alternative measurement date. No material transactions or changes in market conditions occurred between the transaction date and the alternative measurement date.

The Company will continue to evaluate the feasibility of additional de-risking strategies based on the economic benefits to the Company.

Actuarial gains (losses) of $(13,240) and $8,005 were recorded to other comprehensive income (loss) in 2018 and 2017, respectively; see Note 10 - Shareholders' Equity for information on amounts recorded to accumulated other comprehensive loss.

The table below sets forth summarized financial information about the A. H. Belo Pension Plans.

	2018	2017
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$219,635	$259,025
Interest cost	7,185	9,051
Actuarial (gain) loss	(11,697)	9,214
Benefit payments	(11,699)	(14,264)
Annuity purchase	—	(43,391)
Projected benefit obligation at end of year	203,424	219,635
Change in Plan Assets
Fair value of plan assets at beginning of year	196,597	204,182
Return on plan assets	(13,363)	30,070
Employer contributions	—	20,000
Benefit payments	(11,699)	(14,264)
Annuity purchase	—	(43,391)
Fair value of plan assets at end of year	171,535	196,597
Funded Status	$(31,889)	$(23,038)
Amounts Recorded on the Balance Sheet
Noncurrent liability - accrued benefit cost	$31,889	$23,038
Accumulated Benefit Obligation	$203,424	$219,635

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 59

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 60

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

Other defined benefit plans.   A. H. Belo also sponsors other post-employment benefit (the “OPEB”) plans, which provide health and life insurance benefits for certain retired employees. These plans were frozen subsequent to the separation from the Company’s former parent company and no future benefits accrue. The Company recorded a liability of $1,165 and $1,185 related to the OPEB plans as of December 31, 2018 and 2017, respectively. A net periodic cost (benefit) of $4 and $(37) in 2018 and 2017, respectively, was recorded to employee compensation and benefits. The net benefit primarily represents amortization of actuarial gains (losses) and prior service costs, offset by interest expense associated with the actuarial liability. Actuarial gains (losses) of $(99) and $146 were recorded to other comprehensive income (loss) in 2018 and 2017, respectively; see Note 10 - Shareholders' Equity.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 61

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

Note 10: Shareholders’ Equity

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

	Years Ended December 31,
	2018			2017
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(24,932)	$(25,434)	$502	$(39,308)	$(39,737)	$429
Amortization	630	671	(41)	6,225	6,298	(73)
Actuarial gains (losses)	(13,339)	(13,240)	(99)	8,151	8,005	146
Balance, end of period	$(37,641)	$(38,003)	$362	$(24,932)	$(25,434)	$502

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 62

Note 11: Earnings Per Share

The table below sets forth the reconciliations for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Years Ended December 31,
	2018	2017
	(Restated)
Earnings (Numerator)
Net income (loss)	$(25,221)	$10,161
Less: dividends to participating securities	142	120
Net income (loss) available to common shareholders	$(25,363)	$10,041

Shares (Denominator)
Weighted average common shares outstanding (basic)	21,747,633	21,721,497
Effect of dilutive securities	—	1,505
Adjusted weighted average shares outstanding (diluted)	21,747,633	21,723,002

Earnings Per Share
Basic and diluted	$(1.17)	$0.46

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

Note 12: Commitments and Contingencies

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

In December 2017, AHC Dallas Properties, LLC, a wholly-owned subsidiary of the Company, assumed a 12-year lease agreement for office space that serves as the headquarters of the Denton Record-Chronicle. In connection with the sale of Denton Publishing Company, owner of the Denton Record-Chronicle, to Denton Media Company, Inc., the Company entered into a sublease with Denton Publishing Company for a term ending on July 30, 2023; see Note 14 – Sales of Assets and Other Dispositions. The Company expects future sublease income related to this lease commitment to be $1,013.

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

The Company funds the A. H. Belo Pension Plans to meet or exceed statutory requirements and currently expects to make no required contributions to these plans in 2019; see Note 9 - Pension and Other Retirement Plans.

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 63

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

Note 14: Sales of Assets and Other Dispositions

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

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 64

Note 15: Quarterly Results of Operations (Unaudited)

The table below sets forth a summary of the unaudited consolidated quarterly results of operations for 2018 and 2017.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands, except share and per share amounts	2018	2017	2018	2017	2018	2017	2018	2017
							(Restated)
Net operating revenue	$49,453	$60,901	$51,169	$63,089	$49,052	$60,559	$52,613	$64,077
Operating income (loss)	(6,217)	(4,994)	(1,367)	(1,278)	(1,302)	2	(17,946)	(1,312)
Net income (loss)	(4,014)	(4,430)	(534)	(805)	(1,036)	2,580	(19,637)	12,816

Net income (loss) per share
Basic and diluted	$(0.19)	$(0.21)	$(0.03)	$(0.04)	$(0.05)	$0.12	$(0.91)	$0.58

The following are significant activities in 2018:

•

During the second quarter of 2018, the Company received an income tax refund of $3,210 for a tax benefit recognized in 2016 that was carried back against taxes paid in 2014 related to the abandonment of the Company's ownership interest in Wanderful Media, LLC and the sale of the Company's equity investment in Homesnap, Inc. in the fourth quarter of 2016; see Note 8 – Income Taxes.

•

During the third quarter of 2018, the Company received an income tax refund of $4,095 for a tax benefit recognized in 2017 related to a capital loss on the sale of the Denton Record-Chronicle in the fourth quarter of 2017, of which a portion was carried back against taxes paid in 2014; see Note 8 – Income Taxes.

The following are significant activities in 2017:

•

During the third quarter of 2017, the Company recorded a charge to pension expense of $5,911 related to the Company’s de-risking efforts and a gain of approximately $5,000 on the sale of real estate; see Note 9 – Pension and Other Retirement Plans and Note 14 – Sales of Assets and Other Dispositions.

•

During the fourth quarter of 2017, the Company recorded an income tax benefit of $6,521, a gain of approximately $7,500 on the sale of real estate and $3,116 of asset impairments; see Note 8 – Income Taxes and Note 14 – Sales of Assets and Other Dispositions.

Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

Note 16: Related Party Transactions

As of December 31, 2018 and 2017, the Company had a note receivable of $650 and $850, respectively, recorded in other assets in the Consolidated Balance Sheets. The Company accounts for eSite Analytics, Inc. as an equity method investment. On March 1, 2019, the Company made a loan of $200 to eSite Analytics, Inc.

Note 17:  Subsequent Events

The Company evaluates subsequent events at the date of the consolidated balance sheet as well as conditions that arise after the balance sheet date but before the consolidated financial statements are issued. To the extent any events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. The Company re-evaluated subsequent events in connection with the restatement and reissuance of these financial statements for events which arose since the previously issued consolidated financial statements were issued through the date these consolidated financial statements were reissued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements other than those listed below.

On April 1, 2019, the Company completed the acquisition of certain assets of Cubic, Inc. for a cash purchase price of $2,356, net of $213 cash acquired.  The new entity Cubic Creative, Inc. is located in Tulsa, Oklahoma and has 25 employees. This acquisition adds creative strategy services, which will be complementary to service offerings currently available to A. H. Belo clients. The acquired operations will be included in the Marketing Services segment. Operating results of the business acquired will be included in the

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 65

Consolidated Statements of Operations from the acquisition date forward. The Company does not expect the acquisition to be material to its financial position or results of operations.

On May 17, 2019, the Company completed the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000.  The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two-year seller-financed promissory note of $22,400. The sale provides the Company an additional $1,000 contingency payment if certain conditions are met, however at this time the Company does not believe these conditions are probable. These assets had a carrying value of $1,089, and were reported as assets held for sale in the Consolidated Balance Sheets as of December 31, 2018 and 2017.

A. H. Belo Corporation 2018 Annual Report on Form 10-K/A	PAGE 66