Form 10-Q/A
period 2019-03-31
A. H. Belo Corp
filed 2020-03-27
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Shares of Common Stock outstanding at April 25, 2019: 21,513,493 shares (consisting of 19,043,949 shares of Series A Common Stock and 2,469,544 shares of Series B Common Stock).

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) is being filed to amend A. H. Belo Corporation’s (the “Company”) Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2019, for the quarter ended March 31, 2019 (the “original Form 10-Q”). As previously disclosed on Form 8-K filed on November 20, 2019, the Company will also be filing an amended quarterly report on Form 10-Q/A for the quarterly period ended June 30, 2019.

On March 18, 2020, the Company filed an Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend the Form 10-K filed with the Securities and Exchange Commission on March 14, 2019, for the fiscal year ended December 31, 2018. The Form 10-K/A was filed in order to reflect the appropriate timing of the noncash impairment charge for goodwill and long-lived assets associated with the Company’s Marketing Services reporting unit and the appropriate methodology for calculation of the valuation allowance within the tax provision for 2018.

As a result, this Form 10-Q/A amends the Consolidated Balance Sheet as of March 31, 2019. In connection with the restatement, the Company re-calculated the income tax benefit for the three months ended March 31, 2019. The Company determined using an estimated annual effective tax rate to calculate the income tax benefit for the three months ended March 31, 2019 was appropriate, compared to the discrete year-to-date calculation of income tax expense or benefit used in prior interim periods and in the original Form 10-Q. The Consolidated Statement of Operations was restated to reflect additional income tax benefit primarily resulting from using an estimated annual effective tax rate, a reduction in other income, net for additional interest expense related to uncertain tax positions, and the reversal of amortization expense related to the Marketing Services long-lived assets impairment disclosed in the Form 10-K/A. The use of an estimated annual effective tax rate in determining the income tax benefit and a correction to the calculation of uncertain tax positions resulted in adjustments to deferred income taxes, net, other accrued expense, and other liabilities in the Consolidated Balance Sheet as of March 31, 2019. See the Notes to the Consolidated Financial Statements,  Note 2 – Restatement of Financial Statements, for additional information.

In connection with the identification of these issues that led to the restatements described in this Form 10-Q/A, management of the Company re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. As a result, management concluded that as of the end of the period covered by this report, due to material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018, the Company’s disclosure controls and procedures were not effective. See Part I, Item 4.

Except for the items noted herein, no other changes have been made to the original Form 10-Q.  This Form 10-Q/A has not been updated for events occurring after the filing of the original Form 10-Q and no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original filing of the Form 10-Q, except as disclosed in Note 14 – Subsequent Events and Part II, Item 1A. Risk Factors. The following sections have been amended as a result of the restatement:

•	Part I, Item 1. Financial Information
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 4. Controls and Procedures

No other significant changes have been made to the original Form 10-Q except:

•	Conforming the cover page to the Securities and Exchange Commission Form 10-Q, updated May 2019
•	The updating throughout this report of references to Form 10-Q to Form 10-Q/A
•	The re-numbering throughout this report of references to the Notes to the Consolidated Financial Statements to reflect the addition of Note 2

In accordance with applicable SEC rules, this Form 10-Q/A includes certifications from our Chief Executive Officer and Principal Financial Officer dated as of the date of this filing.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A

A. H. BELO CORPORATION

FORM 10-Q/A

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A

PART I

Item 1.  Financial Information (Restated)

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
In thousands, except share and per share amounts (unaudited)	2019	2018
	(Restated)
Net Operating Revenue:
Advertising and marketing services	$24,041	$25,741
Circulation	17,273	17,747
Printing, distribution and other	5,275	5,965
Total net operating revenue	46,589	49,453
Operating Costs and Expense:
Employee compensation and benefits	21,124	24,672
Other production, distribution and operating costs	22,184	23,014
Newsprint, ink and other supplies	4,747	5,311
Depreciation	2,386	2,473
Amortization	76	200
Total operating costs and expense	50,517	55,670
Operating loss	(3,928)	(6,217)
Other income, net	829	888
Loss Before Income Taxes	(3,099)	(5,329)
Income tax benefit	(964)	(1,315)
Net Loss	$(2,135)	$(4,014)

Per Share Basis
Net loss
Basic and diluted	$(0.10)	$(0.19)
Number of common shares used in the per share calculation:
Basic and diluted	21,594,262	21,716,419

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     4

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
In thousands (unaudited)	2019	2018
	(Restated)
Net Loss	$(2,135)	$(4,014)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	63	158
Total other comprehensive income, net of tax	63	158
Total Comprehensive Loss	$(2,072)	$(3,856)

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     5

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
In thousands, except share amounts (unaudited)	2019	2018
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$50,301	$55,313
Accounts receivable (net of allowance of $844 and $581 at March 31, 2019 and December 31, 2018, respectively)	19,552	22,057
Inventories	3,877	3,912
Prepaids and other current assets	6,367	5,023
Assets held for sale	1,089	1,089
Total current assets	81,186	87,394
Property, plant and equipment, at cost	423,015	422,966
Less accumulated depreciation	(399,091)	(396,705)
Property, plant and equipment, net	23,924	26,261
Operating lease right-of-use assets	22,527	—
Intangible assets, net	228	304
Goodwill	—	—
Deferred income taxes, net	4,358	3,572
Other assets	4,028	5,029
Total assets	$136,251	$122,560
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,725	$6,334
Accrued compensation and benefits	5,625	8,294
Other accrued expense	6,297	5,586
Advance subscription payments	12,153	11,449
Total current liabilities	28,800	31,663
Long-term pension liabilities	30,997	31,889
Long-term operating lease liabilities	23,862	—
Other post-employment benefits	1,162	1,165
Other liabilities	4,764	7,045
Total liabilities	89,585	71,762
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,854,739 and 20,854,728 shares at March 31, 2019 and December 31, 2018, respectively	209	209
Series B: issued 2,469,544 and 2,469,555 shares at March 31, 2019 and December 31, 2018, respectively	24	24
Treasury stock, Series A, at cost; 1,780,899 and 1,697,370 shares held at March 31, 2019 and December 31, 2018, respectively	(12,941)	(12,601)
Additional paid-in capital	494,389	494,389
Accumulated other comprehensive loss	(37,578)	(37,641)
Accumulated deficit	(397,437)	(393,582)
Total shareholders’ equity	46,666	50,798
Total liabilities and shareholders’ equity	$136,251	$122,560

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     6

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2017	20,700,292	2,469,755	$232	$494,989	(1,430,961)	$(11,302)	$(24,932)	$(361,288)	$97,699
Net loss	—	—	—	—	—	—	—	(4,014)	(4,014)
Other comprehensive income	—	—	—	—	—	—	158	—	158
Shares repurchased	—	—	—	—	(108,778)	(555)	—	—	(555)
Issuance of shares for restricted stock units	117,102	—	1	(1)	—	—	—	—	—
Share-based compensation	—	—	—	617	—	—	—	—	617
Conversion of Series B to Series A	120	(120)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(1,781)	(1,781)
Balance at March 31, 2018	20,817,514	2,469,635	$233	$495,605	(1,539,739)	$(11,857)	$(24,774)	$(367,083)	$92,124
Balance at December 31, 2018 (Restated)	20,854,728	2,469,555	$233	$494,389	(1,697,370)	$(12,601)	$(37,641)	$(393,582)	$50,798
Net loss (Restated)	—	—	—	—	—	—	—	(2,135)	(2,135)
Other comprehensive income	—	—	—	—	—	—	63	—	63
Shares repurchased	—	—	—	—	(83,529)	(340)	—	—	(340)
Conversion of Series B to Series A	11	(11)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(1,720)	(1,720)
Balance at March 31, 2019 (Restated)	20,854,739	2,469,544	$233	$494,389	(1,780,899)	$(12,941)	$(37,578)	$(397,437)	$46,666

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     7

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands (unaudited)	2019	2018
	(Restated)
Operating Activities
Net loss	$(2,135)	$(4,014)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	2,462	2,673
Net periodic pension and other post-employment benefit	(818)	(930)
Share-based compensation	—	617
Bad debt expense	400	241
Deferred income taxes	(786)	(1,619)
Loss on disposal of fixed assets	—	186
Changes in working capital and other operating assets and liabilities:
Accounts receivable	2,105	6,049
Inventories, prepaids and other current assets	(1,309)	(1,478)
Other assets	1,001	772
Accounts payable	(1,609)	(2,566)
Compensation and benefit obligations	(3,362)	(2,089)
Other accrued expenses	595	3,428
Advance subscription payments	704	563
Other post-employment benefits	(14)	(886)
Net cash provided by (used for) operating activities	(2,766)	947
Investing Activities
Purchases of assets	(180)	(2,307)
Net cash used for investing activities	(180)	(2,307)
Financing Activities
Dividends paid	(1,726)	(1,770)
Shares repurchased	(340)	(555)
Net cash used for financing activities	(2,066)	(2,325)
Net decrease in cash and cash equivalents	(5,012)	(3,685)
Cash and cash equivalents, beginning of period	55,313	57,660
Cash and cash equivalents, end of period	$50,301	$53,975

Supplemental Disclosures
Income tax paid, net (refund)	$9	$(300)
Noncash investing and financing activities:
Investments in property, plant and equipment payable	—	327
Dividends payable	1,723	1,785

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     8

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

Basis of Presentation.     The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in the Company’s opinion, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated. All intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

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

Recently Adopted Accounting Pronouncements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 – Leases (Topic 842). This update requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases. The liability will be equal to the present value of lease payments. The asset will generally be based on the liability. For income statement purposes operating leases will result in straight-line expense and finance leases will result in expenses similar to current capital leases. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. Since February 2016, the FASB issued clarifying updates to the new standard that did not change the core principle of ASU 2016-02. The new guidance will supersede virtually all existing lease guidance under GAAP and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on January 1, 2019, using the modified retrospective approach; see Note 5 – Leases.

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

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     9

Note 2:  Restatement of Financial Statements

The Company restated its financial statements to amend its Consolidated Balance Sheet as of March 31, 2019,  related to the corrections disclosed in the December 31, 2018 Form 10-K/A.  In connection with the restatement, the Company re-calculated the income tax benefit for the three months ended March 31, 2019. The Company determined using an estimated annual effective tax rate to calculate the income tax benefit for the three months ended March 31, 2019 was appropriate, compared to the discrete year-to-date calculation of income tax expense or benefit used in prior interim periods and in the original Form 10-Q. See Note 8 – Income Taxes.  The Consolidated Statement of Operations was restated to reflect additional income tax benefit primarily resulting from using an estimated annual effective tax rate, a reduction in other income, net for additional interest expense related to uncertain tax positions, and the reversal of amortization expense related to the Marketing Services long-lived assets impairment disclosed in the Form 10-K/A. See Note 6 – Goodwill and Intangible Assets. The use of an estimated annual effective tax rate in determining the income tax benefit and a correction to the calculation of uncertain tax positions resulted in adjustments to deferred income taxes, net, other accrued expense, and other liabilities in the Consolidated Balance Sheet as of March 31, 2019.

The table below sets forth the impact of the restatement on the Consolidated Statement of Operations (unaudited).

	Three Months Ended March 31, 2019
	As Previously Reported	Adjustment	As Restated
Operating Costs and Expense:
Amortization	$200	$(124)	$76
Total operating costs and expense	50,641	(124)	50,517
Operating loss	(4,052)	124	(3,928)
Other income, net	897	(68)	829
Loss Before Income Taxes	(3,155)	56	(3,099)
Income tax benefit	(143)	(821)	(964)
Net Loss	(3,012)	877	(2,135)

Per Share Basis
Net loss
Basic and diluted	$(0.14)	$0.04	$(0.10)

The table below sets forth the impact of the restatement on the Consolidated Statement of Comprehensive Income (Loss) (unaudited).

	Three Months Ended March 31, 2019
	As Previously Reported	Adjustment	As Restated
Net Loss	$(3,012)	$877	$(2,135)
Total Comprehensive Loss	(2,949)	877	(2,072)

The table below sets forth the impact of the restatement on the Consolidated Balance Sheet (unaudited).

	March 31, 2019
	As Previously Reported	Adjustment	As Restated
Assets
Intangible assets, net	$3,074	$(2,846)	$228
Goodwill	13,973	(13,973)	—
Deferred income taxes, net	6,720	(2,362)	4,358
Total assets	155,432	(19,181)	136,251
Liabilities and Shareholders' Equity
Other accrued expense	$6,635	$(338)	$6,297
Total current liabilities	29,138	(338)	28,800
Other liabilities	4,696	68	4,764
Total liabilities	89,855	(270)	89,585
Accumulated deficit	(378,526)	(18,911)	(397,437)
Total shareholders’ equity	65,577	(18,911)	46,666
Total liabilities and shareholders’ equity	155,432	(19,181)	136,251

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     10

The table below sets forth the impact of the restatement on the Consolidated Statement of Cash Flows (unaudited).

	Three Months Ended March 31, 2019
	As Previously Reported	Adjustment	As Restated
Operating Activities
Net loss	$(3,012)	$877	$(2,135)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	$2,586	$(124)	$2,462
Deferred income taxes	(303)	(483)	(786)
Changes in working capital and other operating assets and liabilities:
Other accrued expenses	$865	$(270)	$595

Note 3:  Segment Reporting

The Company identified two reportable segments based on reporting structure and the go-to-market for the Company’s service and product offerings. The two reportable segments are Publishing and Marketing Services.

The Publishing segment includes the Company’s core print and digital operations associated with its newspapers, niche publications and related websites and apps. These operations generate revenue from sales of advertising within its newspaper and digital platforms, subscription and retail sales of its newspapers, commercial printing and distribution services, primarily related to national and regional newspapers, and preprint advertising. Businesses within the Publishing segment leverage its production facilities, subscriber and advertiser base, and digital news platforms to provide additional contribution margin. The Publishing segment’s operating results includes $5,205 and $6,748 of corporate expense at March 31, 2019 and 2018, respectively. The Company evaluates Publishing operations based on operating profit and cash flows from operating activities.

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

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     11

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

	Three Months Ended March 31,
	2019	2018
	(Restated)	(Recast)
Revenue
Publishing	$40,703	$43,629
Marketing Services	5,886	5,824
Total	$46,589	$49,453

Operating Income (Loss)
Publishing	$(4,040)	$(6,302)
Marketing Services	112	85
Total	$(3,928)	$(6,217)

Noncash Expenses
Publishing
Depreciation	$2,317	$2,436
Total	$2,317	$2,436

Marketing Services
Depreciation	$69	$37
Amortization	76	200
Total	$145	$237

	March 31,	December 31,
	2019	2018
	(Restated)	(Restated)
Total Assets
Publishing	$126,434	$117,289
Marketing Services	9,817	5,271
Total	$136,251	$122,560

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

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     12

The table below sets forth revenue disaggregated by revenue source.

	Three Months Ended March 31,
	2019	2018
Advertising revenue	$18,155	$19,917
Digital services	4,309	4,468
Other services	1,577	1,356
Advertising and marketing services	24,041	25,741
Circulation	17,273	17,747
Printing, distribution and other	5,275	5,965
Total Revenue	$46,589	$49,453

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

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     13

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

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     14

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	March 31, 2019
Assets
Operating	Operating lease right-of-use assets	$22,527

Liabilities
Operating
Current	Other accrued expense	$1,802
Noncurrent	Long-term operating lease liabilities	23,862
Total lease liabilities		$25,664

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		12.2
Weighted average discount rate		7.4%

The table below sets forth components of lease expense and supplemental cash flow information for the Company’s leases.

Three Months Ended March 31, 2019
Lease Cost
Operating lease cost	$1,038
Short-term lease cost	46
Variable lease cost	90
Sublease income	(161)
Total lease cost	$1,013

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities	$998

The table below sets forth the remaining maturities of the Company’s lease liabilities as of March 31, 2019.

Years Ending December 31,	Operating Leases
2019	$2,700
2020	3,480
2021	3,450
2022	3,398
2023	2,986
Thereafter	24,506
Total lease payments	40,520
Less: imputed interest	14,856
Total lease liabilities	$25,664

The table below sets forth the future minimum obligations for operating leases in effect as of December 31, 2018, as determined prior to the adoption of ASU 2016-02. Total operating lease expense was $4,688 for the year ended December 31, 2018.

	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease commitments	$41,837	$4,403	$3,588	$3,575	$3,467	$3,533	$23,271

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     15

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

	March 31,	December 31,
	2019	2018
	(Restated)	(Restated)
Goodwill
Marketing Services	$—	$—

Intangible Assets
Marketing Services
Cost	$1,520	$6,470
Accumulated Amortization	(1,292)	(3,196)
Asset Impairments	—	(2,970)
Net Carrying Value	$228	$304

The intangible assets consist of $1,520 of developed technology with an estimated useful life of five years and the net carrying value of $228 will be fully expensed by the end of 2019. Aggregate amortization expense was $76 and $200 for the three months ended March 31, 2019 and 2018, respectively.

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

Note 8:  Income Taxes

The Company historically determined the quarterly income tax provision using a discrete year-to-date calculation due to volatility in the newspaper industry and the resulting inability to reliably forecast income or loss before income taxes. In connection with the restatement, the Company re-calculated the income tax benefit for the three months ended March 31, 2019 using an estimated annual effective tax rate based on its annual income before income taxes, adjusted for permanent differences, which it applied to the year-to-date loss before income taxes. Although volatility still exists in the newspaper industry, the Company is appropriately using an estimated annual effective tax rate to calculate its quarterly income tax provision, given the Company’s ability to reliably forecast for the current annual period.

The Company recognized income tax benefit of $964 and $1,315 for the three months ended March 31, 2019 and 2018, respectively. Effective income tax rates were 31.1 percent and 24.7 percent for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate for the three months ended March 31, 2019, was due to additional losses generated from operations and an increase in the deferred tax asset, offset by the effect of the Texas margin tax.

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

No contributions are required to the A. H. Belo Pension Plans in 2019 under the applicable tax and labor laws governing pension plan funding.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     16

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

	Three Months Ended March 31,
	2019			2018
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(37,641)	$(38,003)	$362	$(24,932)	$(25,434)	$502
Amortization	63	70	(7)	158	168	(10)
Balance, end of period	$(37,578)	$(37,933)	$355	$(24,774)	$(25,266)	$492

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     17

Note 11:  Earnings Per Share

The table below sets forth the reconciliation for net loss and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended March 31,
	2019	2018
	(Restated)
Earnings (Numerator)
Net loss	$(2,135)	$(4,014)
Less: dividends to participating securities	—	45
Net loss available to common shareholders	$(2,135)	$(4,059)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted)	21,594,262	21,716,419

Loss Per Share
Basic and diluted	$(0.10)	$(0.19)

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

Note 14:  Subsequent Events

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

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     18

On April 1, 2019, the Company completed the acquisition of certain assets of Cubic, Inc. for a cash purchase price of $2,356, net of $213 cash acquired. The new entity Cubic Creative, Inc. is located in Tulsa, Oklahoma and has 25 employees. This acquisition adds creative strategy services, which will be complementary to service offerings currently available to A. H. Belo clients. The acquired operations will be included in the Marketing Services segment. Operating results of the business acquired will be included in the Consolidated Statements of Operations from the acquisition date forward. The Company does not expect the acquisition to be material to its financial position or results of operations.

On May 17, 2019, the Company completed the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two-year seller-financed promissory note of $22,400. The sale provides the Company an additional $1,000 contingency payment if certain conditions are met, however at this time the Company does not believe these conditions are probable. These assets had a carrying value of $1,089, and were reported as assets held for sale in the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

Beginning in January 2020, there has been an outbreak of the Coronavirus Disease 2019 (“COVID-19” or “virus”), which has been declared a “pandemic” by the World Health Organization. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its customers may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally and could potentially impact the Company’s customers, distribution partners, advertisers, production facilities, and third parties. Any resulting financial impact cannot be reasonably estimated at this time, but may materially affect the business and the Company’s financial condition and results of operations. The extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     19

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

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

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     20

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

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

This Form 10-Q/A amends the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2019, (the “original Form 10-Q”) to reflect the restatement of the Company’s financial statements for the quarter ended March 31, 2019. In connection with the restatement, the Company re-calculated the income tax benefit for the three months ended March 31, 2019. The Company determined using an estimated annual effective tax rate to calculate the income tax benefit for the three months ended March 31, 2019 was appropriate, compared to the discrete year-to-date calculation of income tax expense or benefit used in prior interim periods and in the original Form 10-Q. The Consolidated Statement of Operations was restated to reflect additional tax benefit primarily resulting from using an estimated annual effective tax rate, a reduction in other income, net for additional interest expense related to uncertain tax positions, and the reversal of amortization expense related to the Marketing Services long-lived assets impairment disclosed in the December 31, 2018 Form 10-K/A. See the Notes to the Consolidated Financial Statements,  Note 2 – Restatement of Financial Statements,  for additional information.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Three Months Ended March 31,
	2019	Percentage Change	2018
	(Restated)		(Recast)
Publishing
Advertising and marketing services	$18,155	(8.8)%	$19,917
Circulation	17,273	(2.7)%	17,747
Printing, distribution and other	5,275	(11.6)%	5,965
Total Net Operating Revenue	40,703	(6.7)%	43,629

Total Operating Costs and Expense	44,743	(10.4)%	49,931

Operating Loss	$(4,040)	35.9%	$(6,302)

Marketing Services
Advertising and marketing services	$5,886	1.1%	$5,824
Total Net Operating Revenue	5,886	1.1%	5,824

Total Operating Costs and Expense	5,774	0.6%	5,739

Operating Income	$112	31.8%	$85

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

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     21

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

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     22

Circulation revenue

Circulation revenue was 37.1 percent and 35.9 percent of total revenue for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019	Percentage Change	2018
Publishing
Circulation	$17,273	(2.7)%	$17,747

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

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     23

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended March 31,
	2019	Percentage Change	2018
	(Restated)		(Recast)
Publishing
Employee compensation and benefits	$18,062	(15.3)%	$21,315
Other production, distribution and operating costs	20,046	(4.7)%	21,039
Newsprint, ink and other supplies	4,318	(16.0)%	5,141
Depreciation	2,317	(4.9)%	2,436
Marketing Services
Employee compensation and benefits	3,062	(8.8)%	3,357
Other production, distribution and operating costs	2,138	8.3%	1,975
Newsprint, ink and other supplies	429	152.4%	170
Depreciation	69	86.5%	37
Amortization	76	(62.0)%	200
Total Operating Costs and Expense	$50,517	(9.3)%	$55,670

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

Amortization – Expense is related to developed technology associated with DMV Holdings

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     24

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended March 31,
	2019	Percentage Change	2018
	(Restated)
Other income, net	$829	(6.6)%	$888

Income tax benefit	$(964)	26.7%	$(1,315)

Other income, net – Other income, net is primarily comprised of net periodic pension and other post-employment benefit of $818 and $930 for the three months ended March 31, 2019 and 2018, respectively. Gain (loss) on disposal of fixed assets, gain (loss) from investments, and interest income (expense) are also included in other income, net.

Income tax benefit – The Company recognized income tax benefit of $964 and $1,315 for the three months ended March 31, 2019 and 2018, respectively. Effective income tax rates were 31.1 percent and 24.7 percent for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate for the three months ended March 31, 2019, was due to additional losses generated from operations and an increase in the deferred tax asset, offset by the effect of the Texas margin tax.

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

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     25

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

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K/A for the year ended December 31, 2018, filed on March 18, 2020, with the Securities and Exchange Commission (“SEC”).

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     26

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

Except for adoption of the new lease guidance (Topic 842), no material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K/A filed with the SEC for the year ended December 31, 2018.

Forward-Looking Statements

Statements in this communication concerning A. H. Belo Corporation’s business outlook or future economic performance, revenues, expenses, and other financial and non-financial items that are not historical facts, including statements of the Company’s expectations relating to the outcome of its ongoing review of asset impairment and related items and the timing of its anticipated amendment of the second quarter 2019 report, its late third quarter 2019 report and its 2019 Form 10-K with the Securities and Exchange Commission and filing future reports, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include unanticipated challenges in completing the 2019 audit process or filing the Company’s late reports, the impact of the COVID-19 virus outbreak on the Company’s financial reporting  capabilities and its operations generally and the potential impact of such virus on the Company’s customers, distribution partners, advertisers and production facilities and third parties, as well as changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technology obsolescence; as well as other risks described in the Company’s Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the Securities and Exchange Commission. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in A. H. Belo Corporation’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K/A for the year ended December 31, 2018.

Item 4.  Controls and Procedures (Restated)

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, initially evaluated the effectiveness of the design and operation of its disclosure controls and procedures in connection with the preparation of the Company’s original Form 10-Q for the period ended March 31, 2019. The Company disclosed in its original Form 10-Q that, based on that evaluation, management concluded the Company’s disclosure controls and procedures were effective. In connection with the restatements described in this Form 10-Q/A, the Company’s management with the participation of its Chief Executive Officer and Principal Financial Officer re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. As a result, management concluded that as of the end of the period covered by this report, due to material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018 (the “Management’s Report on Internal Controls”), the Company’s disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     27

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

These improvements are targeted at strengthening the Company’s internal control over financial reporting and remediating the 2018 material weaknesses. The Company remains committed to an effective internal control environment and management believes that these actions and the improvements management expects to achieve as a result, will effectively remediate the 2018 material weaknesses. However, the material weaknesses in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. As of the date of filing this Form 10-Q/A, management is in the process of testing and evaluating these additional controls to determine whether they are operating effectively.

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

Except as related to the adoption of the new lease guidance (Topic 842) and the material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The material weaknesses discussed above were subsequently identified and will result in future mitigation activities.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     28

 PART II

Item 1.  Legal Proceedings

A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

Item 1A.  Risk Factors

Except as updated below, there were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K/A for the year ended December 31, 2018.

Recent COVID-19 and other pandemic outbreaks could negatively impact A. H. Belo’s businesses and results of operations.

The Company may face risks related to the recent outbreak of the Coronavirus Disease 2019 (“COVID-19” or “virus”), which has been declared a “pandemic” by the World Health Organization. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its customers may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally and could potentially impact the Company’s customers, distribution partners, advertisers, production facilities, and third parties. Any resulting financial impact cannot be reasonably estimated at this time, but may materially affect the business and the Company’s financial condition and results of operations. The extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     29

Item 6.  Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, as indicated. In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q/A is deemed filed. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

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

(2) * Guaranty of Lease dated December 30, 2016 (Exhibit 10.2 to the January 3, 2017 Form 8-K)

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     30

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*

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

Fifth Amendment to the A. H. Belo Savings Plan dated November 27, 2018 (Exhibit 10.2(1)(E) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2019 (Securities and Exchange Commission File No. 001-33741)(the “1st Quarter 2019 Form 10-Q”))

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

		~(5)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a) Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     31

Exhibit Number	Description
	~(6)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013)
	~(7)	*

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

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS			**	XBRL Instance Document
101.SCH			**	XBRL Taxonomy Extension Scheme
101.CAL			**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	March 26, 2020

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     33

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q/A is deemed filed.

A. H. Belo Corporation First Quarter 2019 on Form 10-Q/A     34