Form 10-Q/A
period 2019-06-30
A. H. Belo Corp
filed 2020-04-06
CIK 1413898

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) is being filed to amend A. H. Belo Corporation’s (the “Company”) Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2019, for the quarter ended June 30, 2019 (the “original Form 10-Q”).

On March 18, 2020, the Company filed an Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend the Form 10-K filed with the Securities and Exchange Commission on March 14, 2019, for the fiscal year ended December 31, 2018. The Form 10-K/A was filed in order to reflect the appropriate timing of the noncash impairment charge for goodwill and long-lived assets associated with the Company’s Marketing Services reporting unit and the appropriate methodology for calculation of the valuation allowance within the tax provision for 2018. In addition, on March 27, 2020, the Company filed an Amendment No. 1 on Form 10-Q/A to amend the Form 10-Q filed with the Securities and Exchange Commission on April 29, 2019, for the quarter ended March 31, 2019.

This Form 10-Q/A amends the Consolidated Balance Sheet as of June 30, 2019,  related to the corrections disclosed in the December 31, 2018 Form 10-K/A. In connection with the restatement, the Company re-calculated the income tax provision for the three and six months ended June 30, 2019. The Company determined using an estimated annual effective tax rate to calculate the income tax expense or benefit for 2019 interim periods was appropriate, compared to the discrete year-to-date calculation of income tax expense or benefit used in prior interim periods and in the original Form 10-Q. The Consolidated Statements of Operations for the three and six months ended June 30, 2019, were restated to reflect the re-calculated income tax provision primarily resulting from using an estimated annual effective tax rate, a reduction in other income, net for additional interest expense related to uncertain tax positions, and the reversal of amortization expense related to the Marketing Services long-lived assets impairment disclosed in the Form 10-K/A. The use of an estimated annual effective tax rate in determining the income tax provision and a correction to the calculation of uncertain tax positions resulted in adjustments to other accrued expense, deferred income taxes, net, and other liabilities in the Consolidated Balance Sheet as of June 30, 2019.

In addition, in the third quarter of 2019, the Company determined that a new line of business associated with its acquisition of Cubic Creative, Inc. on April 1, 2019, where the Company acted as an agent was incorrectly accounted for in the original Form 10-Q. In the three and six months ended June 30, 2019, revenue and expense were immaterially overstated by the same amount, resulting in no impact to operating income (loss), net income (loss), retained earnings or earnings per share. The Company corrected this error and the restated Consolidated Statements of Operations for the three and six months ended June 30, 2019, reflect the revised amounts. See the Notes to the Consolidated Financial Statements,  Note 2 – Restatement of Financial Statements,  for additional information.

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

Except for the items noted herein, no other changes have been made to the original Form 10-Q.  This Form 10-Q/A has not been updated for events occurring after the filing of the original Form 10-Q and no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original filing of the Form 10-Q, except as disclosed in Note 15 – Subsequent Events and Part II, Item 1A. Risk Factors. The following sections have been amended as a result of the restatement:

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A

A. H. BELO CORPORATION

FORM 10-Q/A

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A

PART I

Item 1.  Financial Information (Restated)

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except share and per share amounts (unaudited)	2019	2018	2019	2018
	(Restated)		(Restated)
Net Operating Revenue:
Advertising and marketing services	$25,300	$26,397	$49,341	$52,138
Circulation	17,013	17,921	34,286	35,668
Printing, distribution and other	4,802	6,851	10,077	12,816
Total net operating revenue	47,115	51,169	93,704	100,622
Operating Costs and Expense:
Employee compensation and benefits	19,828	21,529	40,952	46,201
Other production, distribution and operating costs	23,845	22,833	46,029	45,847
Newsprint, ink and other supplies	4,022	5,461	8,769	10,772
Depreciation	2,333	2,535	4,719	5,008
Amortization	140	200	216	400
Gain on sale of assets, net	(25,908)	—	(25,908)	—
Asset impairments	—	(22)	—	(22)
Total operating costs and expense	24,260	52,536	74,777	108,206
Operating income (loss)	22,855	(1,367)	18,927	(7,584)
Other income, net	1,133	891	1,962	1,779
Income (Loss) Before Income Taxes	23,988	(476)	20,889	(5,805)
Income tax provision (benefit)	7,460	58	6,496	(1,257)
Net Income (Loss)	$16,528	$(534)	$14,393	$(4,548)

Per Share Basis
Net income (loss)
Basic and diluted	$0.77	$(0.03)	$0.67	$(0.21)
Number of common shares used in the per share calculation:
Basic and diluted	21,525,971	21,738,545	21,578,014	21,756,678

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     4

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (unaudited)	2019	2018	2019	2018
	(Restated)		(Restated)
Net Income (Loss)	$16,528	$(534)	$14,393	$(4,548)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	62	157	125	315
Total other comprehensive income, net of tax	62	157	125	315
Total Comprehensive Income (Loss)	$16,590	$(377)	$14,518	$(4,233)

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     5

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
In thousands, except share amounts (unaudited)	2019	2018
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$52,017	$55,313
Accounts receivable (net of allowance of $834 and $581 at June 30, 2019 and December 31, 2018, respectively)	20,468	22,057
Inventories	3,454	3,912
Prepaids and other current assets	5,808	5,023
Assets held for sale	—	1,089
Total current assets	81,747	87,394
Property, plant and equipment, at cost	423,389	422,966
Less accumulated depreciation	(401,393)	(396,705)
Property, plant and equipment, net	21,996	26,261
Operating lease right-of-use assets	22,222	—
Intangible assets, net	598	304
Goodwill	1,593	—
Deferred income taxes, net	—	3,572
Long-term note receivable	22,400	—
Other assets	3,675	5,029
Total assets	$154,231	$122,560
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,062	$6,334
Accrued compensation and benefits	7,484	8,294
Other accrued expense	5,101	5,586
Advance subscription payments	12,844	11,449
Total current liabilities	31,491	31,663
Long-term pension liabilities	30,105	31,889
Long-term operating lease liabilities	23,631	—
Other post-employment benefits	1,158	1,165
Deferred income taxes, net	1,718	—
Other liabilities	4,775	7,045
Total liabilities	92,878	71,762
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,854,771 and 20,854,728 shares at June 30, 2019 and December 31, 2018, respectively	209	209
Series B: issued 2,469,512 and 2,469,555 shares at June 30, 2019 and December 31, 2018, respectively	24	24
Treasury stock, Series A, at cost; 1,828,983 and 1,697,370 shares held at June 30, 2019 and December 31, 2018, respectively	(13,128)	(12,601)
Additional paid-in capital	494,389	494,389
Accumulated other comprehensive loss	(37,516)	(37,641)
Accumulated deficit	(382,625)	(393,582)
Total shareholders’ equity	61,353	50,798
Total liabilities and shareholders’ equity	$154,231	$122,560

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     6

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30, 2019 and 2018
	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2017	20,700,292	2,469,755	$232	$494,989	(1,430,961)	$(11,302)	$(24,932)	$(361,288)	$97,699
Net loss	—	—	—	—	—	—	—	(4,548)	(4,548)
Other comprehensive income	—	—	—	—	—	—	315	—	315
Shares repurchased	—	—	—	—	(160,180)	(825)	—	—	(825)
Issuance of shares for restricted stock units	151,236	—	1	(1)	—	—	—	—	—
Share-based compensation	—	—	—	720	—	—	—	—	720
Conversion of Series B to Series A	120	(120)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share, per quarter)	—	—	—	—	—	—	—	(3,564)	(3,564)
Balance at June 30, 2018	20,851,648	2,469,635	$233	$495,708	(1,591,141)	$(12,127)	$(24,617)	$(369,400)	$89,797
Balance at December 31, 2018 (Restated)	20,854,728	2,469,555	$233	$494,389	(1,697,370)	$(12,601)	$(37,641)	$(393,582)	$50,798
Net income (Restated)	—	—	—	—	—	—	—	14,393	14,393
Other comprehensive income	—	—	—	—	—	—	125	—	125
Shares repurchased	—	—	—	—	(131,613)	(527)	—	—	(527)
Conversion of Series B to Series A	43	(43)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share, per quarter)	—	—	—	—	—	—	—	(3,436)	(3,436)
Balance at June 30, 2019 (Restated)	20,854,771	2,469,512	$233	$494,389	(1,828,983)	$(13,128)	$(37,516)	$(382,625)	$61,353

	Three Months Ended June 30, 2019 and 2018
	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2018	20,817,514	2,469,635	$233	$495,605	(1,539,739)	$(11,857)	$(24,774)	$(367,083)	$92,124
Net loss	—	—	—	—	—	—	—	(534)	(534)
Other comprehensive income	—	—	—	—	—	—	157	—	157
Shares repurchased	—	—	—	—	(51,402)	(270)	—	—	(270)
Issuance of shares for restricted stock units	34,134	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	103	—	—	—	—	103
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(1,783)	(1,783)
Balance at June 30, 2018	20,851,648	2,469,635	$233	$495,708	(1,591,141)	$(12,127)	$(24,617)	$(369,400)	$89,797
Balance at March 31, 2019 (Restated)	20,854,739	2,469,544	$233	$494,389	(1,780,899)	$(12,941)	$(37,578)	$(397,437)	$46,666
Net income (Restated)	—	—	—	—	—	—	—	16,528	16,528
Other comprehensive income	—	—	—	—	—	—	62	—	62
Shares repurchased	—	—	—	—	(48,084)	(187)	—	—	(187)
Conversion of Series B to Series A	32	(32)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(1,716)	(1,716)
Balance at June 30, 2019 (Restated)	20,854,771	2,469,512	$233	$494,389	(1,828,983)	$(13,128)	$(37,516)	$(382,625)	$61,353

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     7

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands (unaudited)	2019	2018
	(Restated)
Operating Activities
Net income (loss)	$14,393	$(4,548)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	4,935	5,408
Net periodic pension and other post-employment benefit	(1,637)	(1,861)
Share-based compensation	—	720
Bad debt expense	474	348
Deferred income taxes	5,290	(1,696)
(Gain) loss on sale/disposal of fixed assets	(25,908)	208
Asset impairments	—	(22)
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	1,919	6,461
Inventories, prepaids and other current assets	(327)	2,289
Other assets	1,354	1,036
Accounts payable	(734)	(3,049)
Compensation and benefit obligations	(1,503)	(497)
Other accrued expenses	1,105	3,414
Advance subscription payments	(369)	(145)
Other post-employment benefits	(29)	(901)
Net cash provided by (used for) operating activities	(1,037)	7,165
Investing Activities
Purchases of assets	(457)	(3,697)
Sales of assets	4,597	—
Acquisitions, net of cash acquired	(2,425)	—
Net cash provided by (used for) investing activities	1,715	(3,697)
Financing Activities
Dividends paid	(3,447)	(3,552)
Shares repurchased	(527)	(825)
Net cash used for financing activities	(3,974)	(4,377)
Net decrease in cash and cash equivalents	(3,296)	(909)
Cash and cash equivalents, beginning of period	55,313	57,660
Cash and cash equivalents, end of period	$52,017	$56,751

Supplemental Disclosures
Income tax paid, net (refund)	$895	$(2,315)
Noncash investing and financing activities:
Investments in property, plant and equipment payable	102	170
Dividends payable	1,720	1,786
Long-term note receivable for asset sales	22,400	—

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     8

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

Recently Adopted Accounting Pronouncements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 – Leases (Topic 842). This update requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases. The liability will be equal to the present value of lease payments. The asset will generally be based on the liability. For income statement purposes operating leases will result in straight-line expense and finance leases will result in expenses similar to current capital leases. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. Since February 2016, the FASB issued clarifying updates to the new standard that did not change the core principle of ASU 2016-02. The new guidance will supersede virtually all existing lease guidance under GAAP and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on January 1, 2019, using the modified retrospective approach; see Note 6 – Leases.

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     9

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

Note 2:  Restatement of Financial Statements

The Company restated its financial statements to amend its Consolidated Balance Sheet as of June 30, 2019, related to the corrections disclosed in the December 31, 2018 Form 10-K/A. In connection with the restatement, the Company re-calculated the income tax provision for the three and six months ended June 30, 2019, and the Company determined using an estimated annual effective tax rate to calculate the income tax provision was appropriate, compared to the discrete year-to-date calculation of income tax expense or benefit used in prior interim periods and in the original Form 10-Q. See Note 9 – Income Taxes.  The Consolidated Statements of Operations for the three and six months ended June 30, 2019, were restated to reflect the re-calculated income tax provision primarily resulting from using an estimated annual effective tax rate, a reduction in other income, net for additional interest expense related to uncertain tax positions, and the reversal of amortization expense related to the Marketing Services long-lived assets impairment disclosed in the Form 10-K/A. See Note 7 – Goodwill and Intangible Assets.  The use of an estimated annual effective tax rate in determining the income tax provision and a correction to the calculation of uncertain tax positions resulted in adjustments to other accrued expense, deferred income taxes, net, and other liabilities in the Consolidated Balance Sheet as of June 30, 2019.

In addition, the Company determined that a new line of business associated with its acquisition of Cubic Creative, Inc. on April 1, 2019, where the Company acted as an agent was incorrectly accounted for in the original Form 10-Q. See Note 4 – Acquisitions. In the three and six months ended June 30, 2019, revenue and expense were immaterially overstated by the same amount, resulting in no impact to operating income (loss), net income (loss), retained earnings or earnings per share. The Company corrected this error and the restated Consolidated Statements of Operations for the three and six months ended June 30, 2019, reflect the associated reduction in advertising and marketing services revenue and in other production, distribution and operating costs.

The table below sets forth the impact of the restatement on the Consolidated Statements of Operations (unaudited).

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net Operating Revenue:
Advertising and marketing services	$25,920	$(620)	$25,300	$49,961	$(620)	$49,341
Total net operating revenue	47,735	(620)	47,115	94,324	(620)	93,704
Operating Costs and Expense:
Other production, distribution and operating costs	$24,465	$(620)	$23,845	$46,649	$(620)	$46,029
Amortization	200	(60)	140	400	(184)	216
Total operating costs and expense	24,940	(680)	24,260	75,581	(804)	74,777
Operating income	22,795	60	22,855	18,743	184	18,927
Other income, net	1,161	(28)	1,133	2,058	(96)	1,962
Income Before Income Taxes	23,956	32	23,988	20,801	88	20,889
Income tax provision	7,095	365	7,460	6,952	(456)	6,496
Net Income	16,861	(333)	16,528	13,849	544	14,393

Per Share Basis
Net income
Basic and diluted	$0.78	$(0.01)	$0.77	$0.64	$0.03	$0.67

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     10

The table below sets forth the impact of the restatement on the Consolidated Statements of Comprehensive Income (Loss) (unaudited).

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net Income	$16,861	$(333)	$16,528	$13,849	$544	$14,393
Total Comprehensive Income	16,923	(333)	16,590	13,974	544	14,518

The table below sets forth the impact of the restatement on the Consolidated Balance Sheet (unaudited).

	June 30, 2019
	As Previously Reported	Adjustment	As Restated
Assets
Intangible assets, net	$3,384	$(2,786)	$598
Goodwill	15,566	(13,973)	1,593
Total assets	170,990	(16,759)	154,231
Liabilities and Shareholders’ Equity
Other accrued expense	$4,430	$671	$5,101
Total current liabilities	30,820	671	31,491
Deferred income taxes, net	—	1,718	1,718
Other liabilities	4,679	96	4,775
Total liabilities	90,393	2,485	92,878
Accumulated deficit	(363,381)	(19,244)	(382,625)
Total shareholders’ equity	80,597	(19,244)	61,353
Total liabilities and shareholders’ equity	170,990	(16,759)	154,231

The table below sets forth the impact of the restatement on the Consolidated Statement of Cash Flows (unaudited).

	Six Months Ended June 30, 2019
	As Previously Reported	Adjustment	As Restated
Operating Activities
Net income	$13,849	$544	$14,393
Adjustments to reconcile net income used for operating activities:
Depreciation and amortization	$5,119	$(184)	$4,935
Deferred income taxes	6,417	(1,127)	5,290
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Other accrued expenses	$338	$767	$1,105

Note 3:  Segment Reporting

The Company identified two reportable segments based on reporting structure and the go-to-market for the Company’s service and product offerings. The two reportable segments are Publishing and Marketing Services.

The Publishing segment includes the Company’s core print and digital operations associated with its newspapers, niche publications and related websites and apps. These operations generate revenue from sales of advertising within its newspaper and digital platforms, subscription and retail sales of its newspapers, commercial printing and distribution services, primarily related to national and regional newspapers, and preprint advertising. Businesses within the Publishing segment leverage its production facilities, subscriber and advertiser base, and digital news platforms to provide additional contribution margin. The Publishing segment’s operating results includes $6,361 and $4,145 of corporate expense for the three months ended June 30, 2019 and 2018, respectively, and $11,566 and $10,893 for the six months ended June 30, 2019 and 2018, respectively. The Company evaluates Publishing operations based on operating profit and cash flows from operating activities.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     11

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

The tables below set forth summarized financial information for the Company’s reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Restated)	(Recast)	(Restated)	(Recast)
Revenue
Publishing	$40,915	$45,085	$81,618	$88,714
Marketing Services	6,200	6,084	12,086	11,908
Total	$47,115	$51,169	$93,704	$100,622

Operating Income (Loss)
Publishing	$22,742	$(1,799)	$18,702	$(8,101)
Marketing Services	113	432	225	517
Total	$22,855	$(1,367)	$18,927	$(7,584)

Noncash Expenses
Publishing
Depreciation	$2,263	$2,498	$4,580	$4,934
Gain on sale of assets, net	(25,908)	—	(25,908)	—
Asset impairments	—	(22)	—	(22)
Total	$(23,645)	$2,476	$(21,328)	$4,912

Marketing Services
Depreciation	$70	$37	$139	$74
Amortization	140	200	216	400
Total	$210	$237	$355	$474

	June 30,	December 31,
	2019	2018
	(Restated)	(Restated)
Total Assets
Publishing	$141,938	$117,289
Marketing Services	12,293	5,271
Total	$154,231	$122,560

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     12

Note 4:  Acquisitions

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

As of June 30, 2019, the Company was in the process of finalizing the business valuation and its allocation to underlying assets and liabilities. The table below sets forth the preliminary allocation of the purchase price, which is subject to adjustment upon finalization.

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

Note 5:  Revenue

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

Notes receivable are recorded net of an allowance for doubtful accounts. Notes receivable primarily relates to the financed portion of the sale of the Company’s former headquarters (see Note 14 – Sales of Assets). Interest income is accrued on the unpaid principal balance. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Notes are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     13

The table below sets forth revenue disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Restated)		(Restated)
Advertising revenue (a)	$19,100	$20,313	$37,255	$40,230
Digital services (a)	5,005	4,899	9,314	9,367
Other services	1,195	1,185	2,772	2,541
Advertising and marketing services	25,300	26,397	49,341	52,138
Circulation	17,013	17,921	34,286	35,668
Printing, distribution and other	4,802	6,851	10,077	12,816
Total Revenue	$47,115	$51,169	$93,704	$100,622

(a)

Due to the first quarter 2019 change to the segments (see Note 3 – Segment Reporting), revenue previously reported as advertising revenue is now reported as digital services revenue. The 2018 amounts for these revenue sources were recast for comparative purposes.

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     14

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

Note 6: Leases

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     15

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	June 30, 2019
Assets
Operating	Operating lease right-of-use assets	$22,222

Liabilities
Operating
Current	Other accrued expense	$1,745
Noncurrent	Long-term operating lease liabilities	23,631
Total lease liabilities		$25,376

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		12.0
Weighted average discount rate		7.5%

The table below sets forth components of lease expense and supplemental cash flow information for the Company’s leases.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost
Operating lease cost	$1,062	$2,100
Short-term lease cost	45	91
Variable lease cost	155	245
Sublease income	(182)	(343)
Total lease cost	$1,080	$2,093

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities		$2,023

The table below sets forth the remaining maturities of the Company’s lease liabilities as of June 30, 2019.

Years Ending December 31,	Operating Leases
2019	$1,726
2020	3,577
2021	3,547
2022	3,496
2023	3,018
Thereafter	24,506
Total lease payments	39,870
Less: imputed interest	14,494
Total lease liabilities	$25,376

The table below sets forth the future minimum obligations for operating leases in effect as of December 31, 2018, as determined prior to the adoption of ASU 2016-02. Total operating lease expense was $4,688 for the year ended December 31, 2018.

	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease commitments	$41,837	$4,403	$3,588	$3,575	$3,467	$3,533	$23,271

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     16

Note 7:  Goodwill and Intangible Assets

The table below sets forth goodwill and other intangible assets by reportable segment as of June 30, 2019 and December 31, 2018. The Company’s Publishing and Marketing Services segments each operate as a single reporting unit with all corporate expenses included in Publishing. There are no intangible assets or goodwill remaining for the Publishing segment.

	June 30,	December 31,
	2019	2018
	(Restated)	(Restated)
Goodwill
Marketing Services	$1,593	$—

Intangible Assets
Marketing Services
Cost	$2,030	$6,470
Accumulated Amortization	(1,432)	(3,196)
Asset Impairments	—	(2,970)
Net Carrying Value	$598	$304

The intangible assets include $1,520 of developed technology, with an estimated useful life of five years and net carrying value of $152 that will be fully expensed by the end of 2019,  and $510 of customer relationships, recorded in connection with the Cubic Creative acquisition, with estimated useful lives of two years and net carrying value of $446.  Aggregate amortization expense was $140 and $200 for the three months ended June 30, 2019 and 2018, respectively, and $216 and $400 for the six months ended June 30, 2019 and 2018, respectively.

In the second quarter of 2019, in connection with the Cubic Creative acquisition, the Company recorded $1,593 of goodwill; see Note 4 – Acquisitions.

Note 8:  Related Party Transactions

On March 1, 2019, the Company made a loan of $200 to eSite Analytics, Inc. As of June 30, 2019 and December 31, 2018, the Company had a note receivable of $775 and $650, respectively, included in prepaids and other current assets, and other assets in the Consolidated Balance Sheets, respectively. The Company accounts for eSite Analytics, Inc. as an equity method investment.

Note 9:  Income Taxes

The Company historically determined the quarterly income tax provision using a discrete year-to-date calculation due to volatility in the newspaper industry and the resulting inability to reliably forecast income or loss before income taxes. In connection with the restatement, the Company re-calculated the income tax provision for the three and six months ended June 30, 2019 using an estimated annual effective tax rate based on its annual income before income taxes, adjusted for permanent differences, which it applied to the year-to-date income (loss) before income taxes. Although volatility still exists in the newspaper industry, the Company is appropriately using an estimated annual effective tax rate to calculate its quarterly income tax provision, given the Company’s ability to reliably forecast for the current annual period.

The Company recognized income tax provision (benefit) of $7,460 and $58 for the three months ended June 30, 2019 and 2018, respectively, and $6,496 and $(1,257) for the six months ended June 30, 2019 and 2018, respectively.  Effective income tax rates were 31.1 percent and 21.7 percent for the six months ended June 30, 2019 and 2018, respectively.  The income tax provision for the three and six months ended June 30, 2019, was due to applying the estimated annual effective tax rate to year-to-date income, which included effects of the income generated from the sale of the Company’s former headquarters (see Note 14 – Sales of Assets), a decrease in the deferred tax asset, and the effect of the Texas margin tax.

A refund of $3,210 was received in the second quarter of 2018, for a tax benefit recognized in 2016 that was carried back against taxes paid in 2014.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     17

Note 10:  Pension and Other Retirement Plans

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

Note 11:  Shareholders’ Equity

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     18

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

Note 12:  Earnings Per Share

The table below sets forth the reconciliation for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Restated)		(Restated)
Earnings (Numerator)
Net income (loss)	$16,528	$(534)	$14,393	$(4,548)
Less: dividends to participating securities	—	49	—	94
Net income (loss) available to common shareholders	$16,528	$(583)	$14,393	$(4,642)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted)	21,525,971	21,738,545	21,578,014	21,756,678

Income (Loss) Per Share
Basic and diluted	$0.77	$(0.03)	$0.67	$(0.21)

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     19

Note 13:  Contingencies

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

Note 14:  Sales of Assets

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

In the second quarter of 2019, the Company recorded a pretax gain of $25,908,  included in gain on sale of assets, net in the Consolidated Statements of Operations. For tax purposes, the gain is fully offset by net operating loss carryforwards. These assets had a carrying value of $1,089, and were reported as assets held for sale in the Consolidated Balance Sheet as of December 31, 2018.

Note 15: Subsequent Events

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

Beginning in January 2020, there has been an outbreak of the Coronavirus Disease 2019 (“COVID-19” or “virus”), which has been declared a “pandemic” by the World Health Organization. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its customers may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally and could potentially impact the Company’s customers, distribution partners, advertisers, production facilities, and third parties. Any resulting financial impact cannot be reasonably estimated at this time, but may materially affect the business and the Company’s financial condition and results of operations. The extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. Media has been designated an essential business, therefore the Company’s operations are continuing. The Company is experiencing an increase in digital subscriptions, which may not completely offset the loss of advertising revenue. The Company is currently evaluating and quantifying the impact on its consolidated financial statements.

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. This legislation was enacted before the date of filing this Form 10-Q/A and the effective date is subsequent to June 30, 2019. The Company is currently evaluating the impact on its consolidated financial statements and has not yet quantified what material impacts to the financial statements (if any) may result from the CARES Act. The Company anticipates it may

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     20

benefit from the temporary five-year net operating loss carryback provisions, the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100% tax bonus depreciation, and potentially other provisions within the CARES Act. Where certain tax provisions of the CARES Act are determined to be applicable following the completion of the Company’s assessment, these may result in cash refunds and an income tax benefit recorded in the Consolidated Statements of Operations in the period in which the legislation was enacted.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     21

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     22

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

This Form 10-Q/A amends the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2019, (the “original Form 10-Q”) to reflect the restatement of the Company’s financial statements for the quarter ended June 30, 2019. In connection with the restatement, the Company re-calculated the income tax provision for the three and six months ended June 30, 2019, and the Company determined using an estimated annual effective tax rate to calculate the income tax provision was appropriate, compared to the discrete year-to-date calculation of income tax expense or benefit used in prior interim periods and in the original Form 10-Q. The Consolidated Statements of Operations for the three and six months ended June 30, 2019, were restated to reflect the re-calculated income tax provision primarily resulting from using an estimated annual effective tax rate, a reduction in other income, net for additional interest expense related to uncertain tax positions, and the reversal of amortization expense related to the Marketing Services long-lived assets impairment disclosed in the December 31, 2018 Form 10-K/A.

In addition, the Company determined that a new line of business associated with its acquisition of Cubic Creative on April 1, 2019, where the Company acted as an agent was incorrectly accounted for in the original Form 10-Q. In the three and six months ended June 30, 2019, revenue and expense were immaterially overstated by the same amount, resulting in no impact to operating income (loss), net income (loss), retained earnings or earnings per share. The Company corrected this error and the restated Consolidated Statements of Operations for the three and six months ended June 30, 2019, reflect the associated reduction in advertising and marketing services revenue and in other production, distribution and operating costs. See the Notes to the Consolidated Financial Statements,  Note 2 – Restatement of Financial Statements,  for additional information.

The table below sets forth the components of A. H. Belo’s operating income (loss) by segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
	(Restated)		(Recast)	(Restated)		(Recast)
Publishing
Advertising and marketing services	$19,100	(6.0)%	$20,313	$37,255	(7.4)%	$40,230
Circulation	17,013	(5.1)%	17,921	34,286	(3.9)%	35,668
Printing, distribution and other	4,802	(29.9)%	6,851	10,077	(21.4)%	12,816
Total Net Operating Revenue	40,915	(9.2)%	45,085	81,618	(8.0)%	88,714

Total Operating Costs and Expense	18,173	(61.2)%	46,884	62,916	(35.0)%	96,815

Operating Income (Loss)	$22,742	N/M	$(1,799)	$18,702	330.9%	$(8,101)

Marketing Services
Advertising and marketing services	$6,200	1.9%	$6,084	$12,086	1.5%	$11,908
Total Net Operating Revenue	6,200	1.9%	6,084	12,086	1.5%	11,908

Total Operating Costs and Expense	6,087	7.7%	5,652	11,861	4.1%	11,391

Operating Income	$113	(73.8)%	$432	$225	(56.5)%	$517

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     23

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

Advertising and marketing services revenue

Advertising and marketing services revenue was 53.7 percent and 52.7percent of total revenue for the three and six months ended June 30, 2019, respectively, and 51.6 percent and 51.8 percent for the three and six months ended June 30, 2018, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
	(Restated)		(Recast)	(Restated)		(Recast)
Publishing
Advertising revenue	$19,100	(6.0)%	$20,313	$37,255	(7.4)%	$40,230
Marketing Services
Digital services	5,005	2.2%	4,899	9,314	(0.6)%	9,367
Other services	1,195	0.8%	1,185	2,772	9.1%	2,541
Advertising and Marketing Services	$25,300	(4.2)%	$26,397	$49,341	(5.4)%	$52,138

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     24

Marketing Services

Digital services – Digital marketing revenue includes targeted and multi-channel advertising placed on third-party websites, content development, social media management, search optimization, and other consulting. Revenue increased  $106 for the three months ended June 30, 2019, due to additional revenue generated from the new business, Cubic Creative, acquired in the second quarter of 2019.

Other services – Other services revenue increased $10 and $231 for the three and six months ended June 30, 2019, respectively, due to an increase in the sale of promotional merchandise by MarketingFX.

Circulation revenue

Circulation revenue was 36.1 percent and 36.6 percent of total revenue for the three and six months ended June 30, 2019, respectively, and 35.0 percent and 35.5 percent for the three and six months ended June 30, 2018, respectively.

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

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.2 percent and 10.7 percent of total revenue for the three and six months ended June 30, 2019, respectively, and 13.4 percent and 12.7 percent for the three and six months ended June 30, 2018, respectively.

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     25

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
	(Restated)		(Recast)	(Restated)		(Recast)
Publishing
Employee compensation and benefits	$16,379	(10.9)%	$18,376	$34,441	(13.2)%	$39,691
Other production, distribution and operating costs	21,718	4.1%	20,862	41,764	(0.3)%	41,901
Newsprint, ink and other supplies	3,721	(28.0)%	5,170	8,039	(22.0)%	10,311
Depreciation	2,263	(9.4)%	2,498	4,580	(7.2)%	4,934
Gain on sale of assets, net	(25,908)	N/A	—	(25,908)	N/A	—
Asset impairments	—	100.0%	(22)	—	100.0%	(22)
Marketing Services
Employee compensation and benefits	3,449	9.4%	3,153	6,511	0.0%	6,510
Other production, distribution and operating costs	2,127	7.9%	1,971	4,265	8.1%	3,946
Newsprint, ink and other supplies	301	3.4%	291	730	58.4%	461
Depreciation	70	89.2%	37	139	87.8%	74
Amortization	140	(30.0)%	200	216	(46)%	400
Total Operating Costs and Expense	$24,260	(53.8)%	$52,536	$74,777	(30.9)%	$108,206

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

Other production, distribution and operating costs – Expense increased $156 and  $319 in the three and six months ended June 30, 2019, respectively, primarily due to additional expenses related to Cubic Creative.

Newsprint, ink and other supplies –  Expense increased $10 and $269 in the three and six months ended June 30, 2019, respectively, primarily due to an increase in promotional material printing costs associated with MarketingFX.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     26

Depreciation – Expense increased $33 and $65 in the three and six months ended June  30, 2019, respectively, due to a higher depreciable asset base as additional assets were purchased to support technology investments.

Amortization – Expense is related to developed technology associated with DMV Holdings and Cubic Creative customer relationships.

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
	(Restated)			(Restated)
Other income, net	$1,133	27.2%	$891	$1,962	10.3%	$1,779

Income tax provision (benefit)	$7,460	N/M	$58	$6,496	616.8%	$(1,257)

“N/M” – not meaningful

Other income, net – Other income, net is primarily comprised of net periodic pension and other post-employment benefit of $818 and $1,636 for the three and six months ended June 30, 2019, respectively, and $931 and $1,861 for the three and six months ended June 30, 2018, respectively.  Gain (loss) from investments and interest income (expense) are also included in other income, net.

Income tax provision  (benefit) – The Company recognized income tax provision (benefit) of $7,460 and $58 for the three months ended June 30, 2019 and 2018, respectively, and $6,496 and $(1,257) for the six months ended June 30, 2019 and 2018, respectively. Effective income tax rates were 31.1 percent and 21.7 percent for the six months ended June 30, 2019 and 2018, respectively. The income tax provision for the three and six months ended June 30, 2019, was due to applying the estimated annual effective tax rate to year-to-date income, which included effects of the income generated from the sale of the Company’s former headquarters (see Note 14 – Sales of Assets), a decrease in the deferred tax asset, and the effect of the Texas margin tax.

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     27

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     28

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

Forward-Looking Statements

Statements in this communication concerning A. H. Belo Corporation’s business outlook or future economic performance, revenues, expenses, and other financial and non-financial items that are not historical facts, including statements of the Company’s expectations relating to the outcome of its ongoing review of asset impairment and related items and the timing of its late third quarter 2019 report and its 2019 Form 10-K with the Securities and Exchange Commission and filing future reports, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include unanticipated challenges in completing the 2019 audit process or filing the Company’s late reports, the impact of the COVID-19 virus outbreak on the Company’s financial reporting  capabilities and its operations generally and the potential impact of such virus on the Company’s customers, distribution partners, advertisers and production facilities and third parties, as well as changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technology obsolescence; as well as other risks described in the Company’s Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the Securities and Exchange Commission. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, initially evaluated the effectiveness of the design and operation of its disclosure controls and procedures in connection with the preparation of the Company’s original Form 10-Q for the period ended June 30, 2019. The Company disclosed in its original Form 10-Q that, based on that evaluation, management concluded the Company’s disclosure controls and procedures were effective. In connection with the restatements described in this Form 10-Q/A, the Company’s management with the participation of its Chief Executive Officer and Principal Financial Officer re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. As a result, management concluded that as of the end of the period covered by this report, due to material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018 (the “Management’s Report on Internal Controls”), the Company’s disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     29

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     30

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     31

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

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     32

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*

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

		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a) Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     33

Exhibit Number	Description
	~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013)
	~(6)	*

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

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS			**	XBRL Instance Document
101.SCH			**	XBRL Taxonomy Extension Scheme
101.CAL			**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     34

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	April 3, 2020

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     35

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q/A is deemed filed.

A. H. Belo Corporation Second Quarter 2019 on Form 10-Q/A     36