Form 10-Q
period 2019-09-30
A. H. Belo Corp
filed 2020-04-14
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Shares of Common Stock outstanding at April 6, 2020: 21,410,423 shares (consisting of 18,941,340 shares of Series A Common Stock and 2,469,083 shares of Series B Common Stock).

Explanatory Note

On March 18, 2020, the Company filed an Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019, for the fiscal year ended December 31, 2018. The Form 10-K/A was filed in order to reflect the appropriate timing of the noncash impairment charge for goodwill and long-lived assets associated with the Company’s Marketing Services reporting unit and the appropriate methodology for calculation of the valuation allowance within the tax provision for 2018.

On March 27, 2020, the Company filed an Amendment No. 1 on Form 10-Q/A to amend the Form 10-Q filed with the SEC on April 29, 2019, for the quarter ended March 31, 2019. On April 6, 2020, the Company filed an Amendment No. 1 on Form 10-Q/A to amend the Form 10-Q filed with the SEC on July 29, 2019, for the quarter ended June 30, 2019.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q

A. H. BELO CORPORATION

FORM 10-Q

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q

PART I

Item 1.  Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except share and per share amounts (unaudited)	2019	2018	2019	2018
Net Operating Revenue:
Advertising and marketing services	$21,616	$25,260	$70,957	$77,398
Circulation	16,809	17,896	51,095	53,564
Printing, distribution and other	4,632	5,896	14,709	18,712
Total net operating revenue	43,057	49,052	136,761	149,674
Operating Costs and Expense:
Employee compensation and benefits	19,504	21,174	60,456	67,375
Other production, distribution and operating costs	21,171	20,939	67,200	66,786
Newsprint, ink and other supplies	3,972	5,528	12,741	16,300
Depreciation	2,289	2,514	7,008	7,522
Amortization	140	199	356	599
(Gain) loss on sale/disposal of assets, net	1,362	—	(24,546)	—
Asset impairments	1,593	—	1,593	(22)
Total operating costs and expense	50,031	50,354	124,808	158,560
Operating income (loss)	(6,974)	(1,302)	11,953	(8,886)
Other income, net	1,161	862	3,123	2,641
Income (Loss) Before Income Taxes	(5,813)	(440)	15,076	(6,245)
Income tax provision (benefit)	(1,808)	596	4,688	(661)
Net Income (Loss)	$(4,005)	$(1,036)	$10,388	$(5,584)

Per Share Basis
Net income (loss)
Basic and diluted	$(0.19)	$(0.05)	$0.48	$(0.26)
Number of common shares used in the per share calculation:
Basic and diluted	21,476,029	21,709,557	21,553,625	21,761,110

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     4

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (unaudited)	2019	2018	2019	2018
Net Income (Loss)	$(4,005)	$(1,036)	$10,388	$(5,584)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	63	158	188	473
Total other comprehensive income, net of tax	63	158	188	473
Total Comprehensive Income (Loss)	$(3,942)	$(878)	$10,576	$(5,111)

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     5

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
In thousands, except share amounts (unaudited)	2019	2018
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$53,249	$55,313
Accounts receivable (net of allowance of $814 and $581 at September 30, 2019 and December 31, 2018, respectively)	16,895	22,057
Inventories	2,614	3,912
Prepaids and other current assets	5,470	5,023
Assets held for sale	—	1,089
Total current assets	78,228	87,394
Property, plant and equipment, at cost	381,662	422,966
Less accumulated depreciation	(362,425)	(396,705)
Property, plant and equipment, net	19,237	26,261
Operating lease right-of-use assets	22,119	—
Intangible assets, net	458	304
Deferred income taxes, net	—	3,572
Long-term note receivable	22,400	—
Other assets	3,178	5,029
Total assets	$145,620	$122,560
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,868	$6,334
Accrued compensation and benefits	7,933	8,294
Other accrued expense	6,836	5,586
Advance subscription payments	11,349	11,449
Total current liabilities	31,986	31,663
Long-term pension liabilities	29,213	31,889
Long-term operating lease liabilities	23,598	—
Other post-employment benefits	1,153	1,165
Deferred income taxes, net	246	—
Other liabilities	3,917	7,045
Total liabilities	90,113	71,762
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,854,935 and 20,854,728 shares at September 30, 2019 and December 31, 2018, respectively	209	209
Series B: issued 2,469,348 and 2,469,555 shares at September 30, 2019 and December 31, 2018, respectively	24	24
Treasury stock, Series A, at cost; 1,880,828 and 1,697,370 shares held at September 30, 2019 and December 31, 2018, respectively	(13,320)	(12,601)
Additional paid-in capital	494,389	494,389
Accumulated other comprehensive loss	(37,453)	(37,641)
Accumulated deficit	(388,342)	(393,582)
Total shareholders’ equity	55,507	50,798
Total liabilities and shareholders’ equity	$145,620	$122,560

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     6

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30, 2019 and 2018
	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2017	20,700,292	2,469,755	$232	$494,989	(1,430,961)	$(11,302)	$(24,932)	$(361,288)	$97,699
Net loss	—	—	—	—	—	—	—	(5,584)	(5,584)
Other comprehensive income	—	—	—	—	—	—	473	—	473
Shares repurchased	—	—	—	—	(210,964)	(1,056)	—	—	(1,056)
Issuance of shares for restricted stock units	151,236	—	1	(1)	—	—	—	—	—
Share-based compensation	—	—	—	854	—	—	—	—	854
Conversion of Series B to Series A	200	(200)	—	—	—	—	—	—	—
Dividends declared ($0.24 per share)	—	—	—	—	—	—	—	(5,345)	(5,345)
Balance at September 30, 2018	20,851,728	2,469,555	$233	$495,842	(1,641,925)	$(12,358)	$(24,459)	$(372,217)	$87,041
Balance at December 31, 2018 (Restated)	20,854,728	2,469,555	$233	$494,389	(1,697,370)	$(12,601)	$(37,641)	$(393,582)	$50,798
Net income	—	—	—	—	—	—	—	10,388	10,388
Other comprehensive income	—	—	—	—	—	—	188	—	188
Shares repurchased	—	—	—	—	(183,458)	(719)	—	—	(719)
Conversion of Series B to Series A	207	(207)	—	—	—	—	—	—	—
Dividends declared ($0.24 per share)	—	—	—	—	—	—	—	(5,148)	(5,148)
Balance at September 30, 2019	20,854,935	2,469,348	$233	$494,389	(1,880,828)	$(13,320)	$(37,453)	$(388,342)	$55,507

	Three Months Ended September 30, 2019 and 2018
	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2018	20,851,648	2,469,635	$233	$495,708	(1,591,141)	$(12,127)	$(24,617)	$(369,400)	$89,797
Net loss	—	—	—	—	—	—	—	(1,036)	(1,036)
Other comprehensive income	—	—	—	—	—	—	158	—	158
Shares repurchased	—	—	—	—	(50,784)	(231)	—	—	(231)
Issuance of shares for restricted stock units	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	134	—	—	—	—	134
Conversion of Series B to Series A	80	(80)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(1,781)	(1,781)
Balance at September 30, 2018	20,851,728	2,469,555	$233	$495,842	(1,641,925)	$(12,358)	$(24,459)	$(372,217)	$87,041
Balance at June 30, 2019 (Restated)	20,854,771	2,469,512	$233	$494,389	(1,828,983)	$(13,128)	$(37,516)	$(382,625)	$61,353
Net loss	—	—	—	—	—	—	—	(4,005)	(4,005)
Other comprehensive income	—	—	—	—	—	—	63	—	63
Shares repurchased	—	—	—	—	(51,845)	(192)	—	—	(192)
Conversion of Series B to Series A	164	(164)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(1,712)	(1,712)
Balance at September 30, 2019	20,854,935	2,469,348	$233	$494,389	(1,880,828)	$(13,320)	$(37,453)	$(388,342)	$55,507

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     7

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In thousands (unaudited)	2019	2018
Operating Activities
Net income (loss)	$10,388	$(5,584)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,364	8,121
Net periodic pension and other post-employment benefit	(2,455)	(2,791)
Share-based compensation	—	854
Bad debt expense	710	471
Deferred income taxes	3,818	(1,324)
(Gain) loss on sale/disposal of assets, net	(24,546)	212
Asset impairments	1,593	(22)
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	5,189	6,510
Inventories, prepaids and other current assets	851	6,081
Other assets	1,851	1,224
Accounts payable	(928)	(3,239)
Compensation and benefit obligations	(1,054)	(1,872)
Other accrued expenses	150	4,396
Advance subscription payments	(101)	(575)
Other post-employment benefits	(45)	(915)
Net cash provided by operating activities	2,785	11,547
Investing Activities
Purchases of assets	(1,207)	(4,344)
Sales of assets	4,597	—
Acquisitions, net of cash acquired	(2,356)	—
Net cash provided by (used for) investing activities	1,034	(4,344)
Financing Activities
Dividends paid	(5,164)	(5,336)
Shares repurchased	(719)	(1,056)
Net cash used for financing activities	(5,883)	(6,392)
Net increase (decrease) in cash and cash equivalents	(2,064)	811
Cash and cash equivalents, beginning of period	55,313	57,660
Cash and cash equivalents, end of period	$53,249	$58,471

Supplemental Disclosures
Income tax paid, net (refund)	$897	$(6,408)
Noncash investing and financing activities:
Investments in property, plant and equipment payable	245	97
Dividends payable	1,715	1,783
Long-term note receivable for asset sales	22,400	—

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     8

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

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance will be effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14 – Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This update modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that are no longer considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant. The guidance will be effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the requirements of this update, but does not expect a material impact on the Company’s consolidated financial statements and related disclosures.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     9

In August 2018, the FASB issued ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update clarifies the accounting for implementation costs incurred in a cloud computing arrangement, or hosting arrangement, that is a service contract. Costs for implementation activities incurred during the application development stage will be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages will be expensed as the activities are performed. The capitalized implementation costs will be expensed over the term of the hosting arrangement. The guidance will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company currently anticipates adopting this standard prospectively as of January 1, 2020, and does not expect a material impact on the Company’s consolidated financial statements.

Note 2:  Segment Reporting

Based on the Company’s structure and organizational chart, the Company’s chief operating decision-maker (the “CODM”) is its Chief Executive Officer, Robert W. Decherd.

In the third quarter of 2019, in conjunction with a strategic change to a single decision-making reporting structure and based on how the Company’s CODM makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment. Prior to the third quarter, the Company had two reportable segments, Publishing and Marketing Services, that each operated as a single reporting unit with all corporate expenses included in Publishing. Historical financial information by segment has been recast and reported as one segment. See Note 4 – Revenue for disaggregated revenue by source.

Note 3:  Acquisitions

On April 1, 2019, the Company completed the acquisition of certain assets of Cubic, Inc. for a cash purchase price of $2,356, net of $213 cash acquired. Transaction costs related to the purchase were a component of other production, distribution and operating costs in the Consolidated Statements of Operations and totaled $92, of which $0 and $86 were incurred in the three and nine months ended September 30, 2019, respectively.

The new entity Cubic Creative, Inc. (“Cubic Creative”) is located in Tulsa, Oklahoma and has approximately 25 employees. This acquisition adds creative strategy services, which complement service offerings currently available to A. H. Belo clients. The expected benefit from providing these additional services was attributed to goodwill, all of which is expected to be deductible for tax purposes. In the third quarter of 2019, the goodwill recorded as a result of this acquisition was fully impaired; see Note 6 – Goodwill and Intangible Assets.

The table below sets forth the finalized allocation of the purchase price.

Estimated Fair Value
Working capital, net of acquired cash	$228
Property, plant and equipment	25
Other intangible assets	510
Goodwill	1,593
Total	$2,356

Operating results of the business acquired have been included in the Consolidated Statements of Operations from the acquisition date forward. Pro forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     10

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

Notes receivable are recorded net of an allowance for doubtful accounts. Notes receivable primarily relates to the financed portion of the sale of the Company’s former headquarters (see Note 13 – Disposal of Assets). Interest income is accrued on the unpaid principal balance. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Notes are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

The table below sets forth revenue disaggregated by revenue source. Due to the third quarter 2019 change to a single decision-making reporting structure (see Note 2 – Segment Reporting), the Company determined that disaggregating revenue by print and digital products best aligned with the new Company structure. The 2018 amounts were recast for comparative purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Recast)		(Recast)
Advertising and Marketing Services
Print advertising	$13,878	$16,502	$45,434	$50,664
Digital advertising and marketing services	7,738	8,758	25,523	26,734
Total	$21,616	$25,260	$70,957	$77,398

Circulation
Print circulation	$15,507	$16,848	$47,501	$50,748
Digital circulation	1,302	1,048	3,594	2,816
Total	$16,809	$17,896	$51,095	$53,564

Printing, Distribution and Other	$4,632	$5,896	$14,709	$18,712

Total Revenue	$43,057	$49,052	$136,761	$149,674

Advertising and Marketing Services

Print advertising revenue represents sales of advertising space within the Company’s core and niche newspapers, as well as preprinted advertisements inserted into the Company’s core newspapers and niche publications or distributed to non-subscribers through the mail.

Digital advertising and marketing services revenue is generated by selling banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com, online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package and sales of online automotive classifieds on the cars.com platform. In addition, it includes targeted and multi-channel (programmatic) advertising placed on third-party websites, content development, social media management, search optimization, creative strategy services, sale of promotional merchandise, and other consulting. The Company’s agreement to sell on the cars.com platform was not renewed and ended September 30, 2019.

Advertising and marketing services revenue is primarily recognized at a point in time when the ad or service is complete and delivered, based on the customers’ contract price. In addition, certain digital advertising revenue related to website access is recognized over time, based on the customers’ monthly rate.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     11

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

Circulation

Print circulation revenue is generated primarily by selling home delivery subscriptions and from single copy sales to non-subscribers. Home delivery and single copy revenue is recognized at a point in time when the paper is delivered or purchased.

Digital circulation revenue is generated by digital-only subscriptions and is recognized over time, based on the customers’ monthly rate.

Printing, Distribution and Other

Printing, distribution and other revenue is primarily generated from printing and distribution of other newspapers, as well as production of preprinted advertisements for other newspapers. Printing, distribution and other revenue is recognized at a point in time when the product or service is delivered.

Remaining Performance Obligations

The Company has various advertising and digital services contracts that range from 13 months to 36 months. The Company recognizes revenue on the advertising contracts over the term of the agreement at a point in time when the service or product is delivered. The Company recognizes revenue on the digital services contracts over time, based on the customers’ monthly rate. At September 30, 2019, the remaining performance obligation was $4,016. The Company expects to recognize $473 over the remainder of 2019, $1,617 in 2020, $1,353 in 2021, and $573 in 2022.

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The short-term and long-term deferred revenue balance as of September 30, 2019, was $12,377, included in advance subscription payments, other accrued expense and other liabilities in the Consolidated Balance Sheet. In the nine months ended September 30, 2019, the balance decreased $218,  primarily driven by $11,178 of revenue recognized that was included in the deferred revenue balance as of December 31, 2018, offset by cash payments received in advance of satisfying our performance obligations.

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

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     12

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

Lease Accounting

The Company has various operating leases primarily for office space and other distribution centers, some of which include escalating lease payments and options to extend or terminate the lease. The Company determines if a contract is a lease at the inception of the arrangement. The exercise of lease renewal options are at the Company’s sole discretion and options are recognized when it is reasonably certain the Company will exercise the option. The Company’s leases have remaining terms of less than 1 year to 15 years. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants.

The Company has a sublease with Denton Publishing Company for a remaining term of approximately four years. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. As of September 30, 2019, sublease income is expected to approximate $208 for the remainder of 2019, $388 in 2020, $237 in 2021, $223 in 2022, and $129 in 2023.

Operating lease right-of-use assets and liabilities are recognized at commencement date of lease agreements greater than one year based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred. In the third quarter of 2019, the Company recorded an additional right-of-use asset and liability of $505 for a lease that commenced on September 1, 2019, with a lease term of five years. As of September 30, 2019, the Company entered into two additional operating leases with lease terms of three years, which will result in an additional right-of-use asset and liability of approximately $1,200 upon commencement.

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	September 30, 2019
Assets
Operating	Operating lease right-of-use assets	$22,119

Liabilities
Operating
Current	Other accrued expense	$1,705
Noncurrent	Long-term operating lease liabilities	23,598
Total lease liabilities		$25,303

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		11.7
Weighted average discount rate (%)		7.5

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     13

The table below sets forth components of lease expense and supplemental cash flow information for the Company’s leases.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Cost
Operating lease cost	$1,072	$3,172
Short-term lease cost	30	121
Variable lease cost	175	420
Sublease income	(172)	(515)
Total lease cost	$1,105	$3,198

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities		$3,057
Right-of-use assets obtained in exchange for operating lease liabilities		23,886

The table below sets forth the remaining maturities of the Company’s lease liabilities as of September 30, 2019.

Years Ending December 31,	Operating Leases
2019	$721
2020	3,688
2021	3,661
2022	3,613
2023	3,139
Thereafter	24,588
Total lease payments	39,410
Less: imputed interest	14,107
Total lease liabilities	$25,303

The table below sets forth the future minimum obligations for operating leases in effect as of December 31, 2018, as determined prior to the adoption of ASU 2016-02. Total operating lease expense was $4,688 for the year ended December 31, 2018.

	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease commitments	$41,837	$4,403	$3,588	$3,575	$3,467	$3,533	$23,271

Note 6:  Goodwill and Intangible Assets

In the third quarter of 2019, the Company reorganized all of its operations into a single decision-making reporting structure resulting in one reportable segment. Prior to the third quarter, the Company had two reportable segments, Publishing and Marketing Services, that each operated as a single reporting unit (see Note 2 – Segment Reporting). The table below sets forth intangible assets as of September 30, 2019 and December 31, 2018.

	September 30,	December 31,
	2019	2018
		(Restated)
Intangible Assets
Cost	$2,030	$6,470
Accumulated Amortization	(1,572)	(3,196)
Asset Impairments	—	(2,970)
Net Carrying Value	$458	$304

The intangible assets include $1,520 of developed technology with an estimated useful life of five years and net carrying value of $76 that will be fully amortized by the end of 2019, and $510 of customer relationships with estimated useful lives of two years and net carrying value of $382. Aggregate amortization expense was $140 and $199 for the three months ended September 30, 2019 and 2018, respectively, and $356 and $599 for the nine months ended September 30, 2019 and 2018, respectively.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     14

In the second quarter of 2019, in connection with the Cubic Creative acquisition, the Company recorded $1,593 of goodwill. In the third quarter of 2019, the Company made a strategic change to move to a single-decision making reporting structure. With this restructuring, the Company revised its financial forecast for the remainder of the year, which resulted in a significant decrease in operating income for the Marketing Services reporting unit. The reorganization to one operating segment coupled with the significant decrease in the Marketing Services forecast was determined to be a triggering event that required an impairment review of goodwill and long-lived assets. Prior to the organizational changes that resulted in one reportable segment, Cubic Creative was determined to be a component within the Marketing Services segment.

In the third quarter of 2019, the Company tested the Marketing Services segment’s goodwill for impairment using a discounted cash flow methodology with a peer-based risk-adjusted weighted average cost of capital. The Company believes the use of a discounted cash flow approach is the most reliable indicator of the estimated fair value of the business. Upon completion of the test, it was determined the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $1,593 in the third quarter of 2019, fully impairing goodwill.

In connection with the goodwill impairment, the Company conducted a long-lived assets impairment test for Marketing Services. Upon completion of the test, it was determined the Marketing Services reporting unit’s long-lived assets’ estimated fair values were equal to or exceeded the carrying value and accordingly, no impairment was warranted.

Note 7:  Related Party Transactions

On March 1, 2019, the Company made a loan of $200 to eSite Analytics, Inc. As of September 30, 2019 and December 31, 2018, the Company had a note receivable of $625 and $650, respectively, included in prepaids and other current assets, and other assets in the Consolidated Balance Sheets, respectively. The Company accounts for eSite Analytics, Inc. as an equity method investment.

On February 13, 2020, eSite Analytics, Inc. paid off their loan, including interest.

Note 8:  Income Taxes

The Company historically determined the quarterly income tax provision using a discrete year-to-date calculation due to volatility in the newspaper industry and the resulting inability to reliably forecast income or loss before income taxes. The Company calculated the income tax expense or benefit for 2019 interim periods using an estimated annual effective tax rate based on its annual income before income taxes, adjusted for permanent differences, which it applied to the year-to-date income (loss) before income taxes. Although volatility still exists in the newspaper industry, the Company is appropriately using an estimated annual effective tax rate to calculate its quarterly income tax provision, given the Company’s ability to reliably forecast for the current annual period.

The Company recognized income tax provision (benefit) of $(1,808) and $596 for the three months ended September 30, 2019 and 2018, respectively, and $4,688 and $(661) for the nine months ended September 30, 2019 and 2018, respectively. Effective income tax rates were 31.1 percent and 10.6 percent for the nine months ended September 30, 2019 and 2018, respectively. The income tax benefit for the three months ended September 30, 2019, was due to the Texas margin tax, offset by losses generated from operations in the third quarter. The income tax provision for the nine months ended September 30, 2019, was due to the Texas margin tax and year-to-date income, primarily a result of income generated from the sale of the Company’s former headquarters in the second quarter of 2019 (see Note 13 – Disposal of Assets).

In the second and third quarter of 2018, the Company received a refund of $3,210 and $4,095, respectively, for 2016 and 2017 tax benefits recognized that were carried back against taxes paid in 2014.

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

No contributions are required to the A. H. Belo Pension Plans in 2019 under the applicable tax and labor laws governing pension plan funding.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     15

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost	$1,973	$1,796	$5,922	$5,389
Expected return on plans' assets	(2,866)	(2,894)	(8,599)	(8,681)
Amortization of actuarial loss	70	168	209	503
Net periodic pension benefit	$(823)	$(930)	$(2,468)	$(2,789)

Defined Contribution Plans.    The A. H. Belo Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. During the three months ended September 30, 2019 and 2018, the Company recorded expense of $178 and $199, respectively, and during the nine months ended September 30, 2019 and 2018, the Company recorded expense of $503 and $653, respectively, for matching contributions to the Savings Plan.

Note 10:  Shareholders’ Equity

Dividends.    On September 11, 2019, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on November 15, 2019, paid on December 6, 2019.

Treasury Stock.   The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. The agreement to repurchase the Company’s stock expired in the fourth quarter of 2019 and was not renewed.

Outstanding Shares.    The Company had Series A and Series B common stock outstanding of 18,974,107 and 2,469,348, respectively, net of treasury shares at September 30, 2019. At December 31, 2018, the Company had Series A and Series B common stock outstanding of 19,157,358 and 2,469,555, respectively, net of treasury shares.

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

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     16

The tables below set forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Three Months Ended September 30,
	2019			2018
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(37,516)	$(37,864)	$348	$(24,617)	$(25,099)	$482
Amortization	63	70	(7)	158	168	(10)
Balance, end of period	$(37,453)	$(37,794)	$341	$(24,459)	$(24,931)	$472

	Nine Months Ended September 30,
	2019			2018
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(37,641)	$(38,003)	$362	$(24,932)	$(25,434)	$502
Amortization	188	209	(21)	473	503	(30)
Balance, end of period	$(37,453)	$(37,794)	$341	$(24,459)	$(24,931)	$472

Note 11:  Earnings Per Share

The table below sets forth the reconciliation for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings (Numerator)
Net income (loss)	$(4,005)	$(1,036)	$10,388	$(5,584)
Less: dividends to participating securities	—	48	—	142
Net income (loss) available to common shareholders	$(4,005)	$(1,084)	$10,388	$(5,726)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted)	21,476,029	21,709,557	21,553,625	21,761,110

Income (Loss) Per Share
Basic and diluted	$(0.19)	$(0.05)	$0.48	$(0.26)

There were no options or RSUs outstanding as of September 30, 2019, that would result in dilution of shares.

In 2018, holders of service-based restricted stock units (“RSUs”) participated in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities was included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share. The Company considered outstanding stock options and RSUs in the calculation of earnings per share. A total of 610,553 options and RSUs outstanding as of September 30, 2018, were excluded from the calculation because the effect was anti-dilutive.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     17

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

Note 13:  Disposal of Assets

In the third quarter of 2019, the Company recorded a loss of $1,362 on the disposal of newspaper production assets and publishing software that was replaced by a new digital content platform. The newspaper production assets were disposed as a result of the strategic decision to eliminate its brokered printing business and reduce the number of local and national commercial print customers it serves from more than 30 to 5.

On May 17, 2019, the Company finalized a Purchase and Sale Agreement with Charter DMN Holdings, LP (the “Purchaser”) for the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two-year seller-financed promissory note (the “Promissory Note”) of $22,400, included in long-term note receivable in the Consolidated Balance Sheet. The sale provides the Company an additional $1,000 contingency payment if certain conditions are met, however at this time the Company does not believe these conditions are probable.

The Promissory Note is secured by a first lien deed of trust covering the property and bears interest payable in quarterly installments that began on July 1, 2019, continuing through its maturity on June 30, 2021, and includes a pre-payment feature. Interest will be accrued at 3.5 percent during the first year and at 4.5 percent during the second year.

In the second quarter of 2019, the Company recorded a pretax gain of $25,908, included in (gain) loss on sale/disposal of assets, net in the Consolidated Statements of Operations. For tax purposes, the gain is fully offset by net operating loss carryforwards. These assets had a carrying value of $1,089, and were reported as assets held for sale in the Consolidated Balance Sheet as of December 31, 2018.

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

Beginning in January 2020, there has been an outbreak of the Coronavirus Disease 2019 (“COVID-19” or “virus”), which has been declared a “pandemic” by the World Health Organization. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its customers may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally and could potentially impact the Company’s customers, distribution partners, advertisers, production facilities, and third parties. Any resulting financial impact cannot be reasonably estimated at this time, but may materially affect the business and the Company’s financial condition and results of operations. The extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. Media has been designated an essential business, therefore the Company’s operations are continuing. The Company is experiencing an increase in digital subscriptions, which may not completely offset the loss of advertising revenue. On April 6, 2020, the Company announced that it is taking several actions in response to the financial impact of COVID-19. The Company will reduce operating and capital expenditures, lower the quarterly dividend rate for future dividends declared, if any, as well as reduce employees’ base compensation, across the Company, and the annual bonus tied to financial metrics for eligible employees may be reduced. Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation will be reduced and the board will be reduced in size by two. The Company is currently evaluating the impact on its consolidated financial statements and has not yet quantified what material impacts to the financial statements may result from the actions taken by the Company and its customers in respect of this virus.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     18

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. This legislation was enacted before the date of filing this Form 10-Q and the effective date is subsequent to September 30, 2019. The Company is currently evaluating the impact on its consolidated financial statements and has not yet quantified what material impacts to the financial statements (if any) may result from the CARES Act. The Company anticipates it may benefit from the temporary five-year net operating loss carryback provisions, the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100% tax bonus depreciation, and potentially other provisions within the CARES Act. Where certain tax provisions of the CARES Act are determined to be applicable following the completion of the Company’s assessment, these may result in cash refunds and an income tax benefit recorded in the Consolidated Statements of Operations in the period in which the legislation was enacted.

On March 6, 2020, the Company paid $1,713 to shareholders of record as of the close of business on February 14, 2020, for an $0.08 per share dividend declared by the Company’s board of directors on December 5, 2019. On March 5, 2020, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on May 15, 2020, which is payable on June 5, 2020. On April 6, 2020, in response to the financial impact of COVID-19, the Company announced its intent to reduce its cash dividend rate indefinitely following the second quarter 2020 dividend of $0.08 per share declared on March 5, 2020. Future dividends, if declared, are expected to be at the rate of $0.04 per share.

The Purchaser of the Company’s former headquarters requested, and on April 3, 2020, the board of directors approved, an amendment to the Promissory Note deferring the Purchaser’s interest payment of $195 that was due April 1, 2020, and adding it to a second promissory note (the “Second Promissory Note”). In addition, the Second Promissory Note includes a 2019 real property tax reconciliation payment due from the Purchaser under the Purchase and Sale Agreement in the amount of $180. The Second Promissory Note, in the principal amount of $375, is secured by a second lien deed of trust covering the property and is due June 30, 2021.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     19

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

On April 1, 2019, the Company completed an asset acquisition. The new entity Cubic Creative, Inc. (“Cubic Creative”) is located in Tulsa, Oklahoma and has approximately 25 employees. This acquisition adds creative strategy services, which complement service offerings currently available to A. H. Belo clients.

On May 17, 2019, the Company completed the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two-year seller-financed promissory note of $22,400. In the second quarter of 2019, the Company recorded a pretax gain of $25,908, which for tax purposes is fully offset by net operating loss carryforwards. On April 3, 2020, the board of directors approved an amendment to the two-year seller-financed promissory note, resulting in a second promissory note in the principal amount of $375, which includes a deferred interest payment and a 2019 real property tax reconciliation payment due from the Purchaser.

In the third quarter of 2019, in conjunction with a strategic change to a single decision-making reporting structure that resulted in one reportable segment and a significant decrease in the Marketing Services forecast, the Company completed a goodwill impairment test for the Marketing Services segment. Upon completion of the test, it was determined the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $1,593 in the third quarter of 2019, fully impairing goodwill.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     20

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three and nine months ended September 30, 2019 and 2018. In the third quarter of 2019, in conjunction with the Companies organizational changes, the Company determined it has one reportable segment (see Note 2 – Segment Reporting). The Company determined that disaggregating revenue by print and digital products best aligned with the new Company structure. The 2018 amounts were recast for comparative purposes.

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

Advertising and marketing services revenue

Advertising and marketing services revenue was 50.2 percent and 51.9 percent of total revenue for the three and nine months ended September 30, 2019, respectively, and 51.5 percent and 51.7 percent for the three and nine months ended September 30, 2018, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
			(Recast)			(Recast)
Print advertising	$13,878	(15.9)%	$16,502	$45,434	(10.3)%	$50,664
Digital advertising and marketing services	7,738	(11.6)%	8,758	25,523	(4.5)%	26,734
Advertising and Marketing Services	$21,616	(14.4)%	$25,260	$70,957	(8.3)%	$77,398

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display and classified advertising continues to decline. Display and classified print revenue decreased $1,736 and $2,667 in the three and nine months ended September 30, 2019, respectively, primarily due to lower classified advertising in all categories, with the largest declines in the automotive and real estate categories.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     21

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased $888 and $2,563 for the three and nine months ended September 30, 2019, respectively, due to a volume decline in preprint newspaper inserts, consistent with the decline in circulation volumes discussed below.

Digital advertising and marketing services

Digital advertising and marketing services revenue is primarily comprised of banner and real estate classified advertising on The Dallas Morning News’ website dallasnews.com, online employment and obituary classified advertising on third-party websites sold under a print/digital bundle package and sales of online automotive classifieds on the cars.com platform. In addition, it includes targeted and multi-channel (programmatic) advertising placed on third-party websites, content development, social media management, search optimization, creative strategy services, sale of promotional merchandise and other consulting. The Company’s agreement to sell on the cars.com platform was not renewed and ended September 30, 2019. Revenue decreased $1,020 and $1,211 for the three and nine months ended September 30, 2019, respectively, primarily due to a lower volume of programmatic sales placed on third-party websites.

Circulation revenue

Circulation revenue was 39.0 percent and 37.4 percent of total revenue for the three and nine months ended September 30, 2019, respectively, and 36.5 percent and 35.8 percent for the three and nine months ended September 30, 2018, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
			(Recast)			(Recast)
Print circulation	$15,507	(8.0)%	$16,848	$47,501	(6.4)%	$50,748
Digital circulation	1,302	24.2%	1,048	3,594	27.6%	2,816
Circulation	$16,809	(6.1)%	$17,896	$51,095	(4.6)%	$53,564

Print circulation

Revenue decreased primarily due to a decline in home delivery revenue, driven by a volume decline of 33.9 percent and 27.2 percent, for the three and nine months ended September 30, 2019, respectively. The volume declines were partially offset by rate increases. Single copy revenue also decreased compared to prior year, due to single copy paid print circulation volume declines of 24.6 percent and 22.4 percent for the three and nine months ended September 30, 2019, respectively.

Digital circulation

Revenue increased in the three and nine months ended September 30, 2019, due to an increase in digital-only subscriptions of 22.7 percent when compared to September 30, 2018.

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.8 percent and 10.7 percent of total revenue for the three and nine months ended September 30, 2019, respectively, and 12.0 percent and 12.5 percent for the three and nine months ended September 30, 2018, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
Printing, Distribution and Other	$4,632	(21.4)%	$5,896	$14,709	(21.4)%	$18,712

Revenue decreased in the three and nine months ended September 30, 2019, primarily due to the Company eliminating its brokered printing business, in the first quarter of 2019, in which it provided services direct to small business clients. Additionally, the Company reduced the number of local and national commercial print customers it serves from more than 30 to 5. This strategic decision to streamline operations was implemented to improve operating income.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     22

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
			(Recast)			(Recast)
Employee compensation and benefits	$19,504	(7.9)%	$21,174	$60,456	(10.3)%	$67,375
Other production, distribution and operating costs	21,171	1.1%	20,939	67,200	0.6%	66,786
Newsprint, ink and other supplies	3,972	(28.1)%	5,528	12,741	(21.8)%	16,300
Depreciation	2,289	(8.9)%	2,514	7,008	(6.8)%	7,522
Amortization	140	(29.6)%	199	356	(40.6)%	599
(Gain) loss on sale/disposal of assets, net	1,362	N/A	—	(24,546)	N/A	—
Asset impairments	1,593	N/A	—	1,593	N/M	(22)
Total Operating Costs and Expense	$50,031	(0.6)%	$50,354	$124,808	(21.3)%	$158,560

“N/M” – not meaningful

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits decreased $1,670 and $6,919 in the three and nine months ended September 30, 2019, respectively, primarily due to headcount reductions of 108 since September 30, 2018.

Other production, distribution and operating costs – Expense remained flat in the three and nine months ended September 30, 2019, due to management of discretionary spending, offset by $1,920 of expense related to a strategy review with an outside consulting firm in the second quarter of 2019.

Newsprint, ink and other supplies – Expense decreased due to reduced newsprint costs associated with lower circulation volumes and the elimination of brokered printing for small business clients. Newsprint consumption for the three and nine months ended September 30, 2019, approximated 2,921 and 9,770 metric tons, respectively, and for the three and nine months ended September 30, 2018, approximated 4,541 and 14,554 metric tons, respectively.

Depreciation – Expense decreased in the three and nine months ended September 30, 2019, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated.

Amortization – Expense is related to intangible assets, comprised of developed technology and customer relationships.

(Gain) loss on sale/disposal of assets, net – In the third quarter of 2019, the Company recorded a loss of $1,362 on the disposal of newspaper production assets and publishing software that was replaced by a new digital content platform. In the second quarter of 2019, the Company completed the sale of real estate previously used as the Company’s headquarters for $28,000, resulting in a pretax gain of $25,908.

Asset impairments – In the third quarter of 2019, in conjunction with a strategic change to a single decision-making reporting structure that resulted in one reportable segment and a significant decrease in the Marketing Services forecast, the Company completed a goodwill impairment test for the Marketing Services segment. Upon completion of the test, it was determined the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $1,593 in the third quarter of 2019, fully impairing goodwill.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     23

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
Other income, net	$1,161	34.7%	$862	$3,123	18.3%	$2,641

Income tax provision (benefit)	$(1,808)	(403.4)%	$596	$4,688	809.2%	$(661)

Other income, net – Other income, net is primarily comprised of net periodic pension and other post-employment benefit of $818 and $2,454 for the three and nine months ended September 30, 2019, respectively, and $930 and $2,791 for the three and nine months ended September 30, 2018, respectively. Gain (loss) from investments and interest income (expense) are also included in other income, net.

Income tax provision (benefit) – The Company recognized income tax provision (benefit) of $(1,808) and $596 for the three months ended September 30, 2019 and 2018, respectively, and $4,688 and $(661) for the nine months ended September 30, 2019 and 2018, respectively. Effective income tax rates were 31.1 percent and 10.6 percent for the nine months ended September 30, 2019 and 2018, respectively. The income tax benefit for the three months ended September 30, 2019, was due to the Texas margin tax, offset by losses generated from operations in the third quarter. The income tax provision for the nine months ended September 30, 2019, was due to the Texas margin tax and year-to-date income, primarily a result of income generated from the sale of the Company’s former headquarters in the second quarter of 2019 (see Note 13 – Disposal of Assets).

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

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     24

Liquidity and Capital Resources

The Company’s cash balances as of September 30, 2019 and December 31, 2018, were $53,249 and $55,313, respectively.

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue is expected to continue to decline in future periods, cash flows are expected to be sufficient to fund operating activities and capital spending of approximately $800 over the remainder of the year.

The future payment of dividends is dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. The Company continued stock repurchases under its prior board-authorized repurchase authority. The agreement to repurchase the Company’s stock expired in the fourth quarter of 2019 and was not renewed. Current holdings of treasury stock can be sold on the open market.

As a result of the recent COVID-19 outbreak that began in January 2020, the Company is experiencing an increase in digital subscriptions, which may not completely offset the loss of advertising revenue. On April 6, 2020, the Company announced that it is taking several actions to reduce cash outflow in response to the financial impact of COVID-19. The Company will reduce operating and capital expenditures, lower the quarterly dividend rate for future dividends declared, if any, as well as reduce employees’ base compensation, across the Company, and the annual bonus tied to financial metrics for eligible employees may be reduced. Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation will be reduced and the board will be reduced in size by two.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2019 and 2018, was $2,785 and $11,547, respectively. Cash flows from operating activities decreased by $8,762 during the nine months ended September 30, 2019, when compared to the prior year period, primarily due to changes in working capital and other operating assets and liabilities.

Investing Cash Flows

Net cash provided by (used for) investing activities was $1,034 and $(4,344) for the nine months ended September 30, 2019 and 2018, respectively. Cash flows from investing activities improved due to a decrease in capital spending of $3,137 and cash proceeds of $4,597 received during the second quarter of 2019, related to the sale of real estate previously used as the Company’s headquarters, partially offset by the acquisition of Cubic Creative for $2,356.

Financing Cash Flows

Net cash used for financing activities was $5,883 and $6,392 for the nine months ended September 30, 2019 and 2018, respectively. Cash used for financing activities included dividend payments of $5,164 and $5,336 in 2019 and 2018, respectively. Additionally, in 2019, the Company purchased 183,458 shares of its Series A common stock at a cost of $719 under its share repurchase program.

Financing Arrangements

None.

Contractual Obligations

Under the applicable tax and labor laws governing pension plan funding, no contributions to the A. H. Belo Pension Plans are required in 2019.

On September 11, 2019, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on November 15, 2019, paid on December 6, 2019.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K/A for the year ended December 31, 2018, filed on March 18, 2020, with the Securities and Exchange Commission.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     25

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

Forward-Looking Statements

Statements in this communication concerning A. H. Belo Corporation’s business outlook or future economic performance, revenues, expenses, and other financial and non-financial items that are not historical facts, including statements of the Company’s expectations relating to the timing of its 2019 Form 10-K with the Securities and Exchange Commission and filing future reports, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include unanticipated challenges in completing the 2019 audit process or filing the Company’s late reports, the impact of the COVID-19 virus outbreak on the Company’s financial reporting  capabilities and its operations generally and the potential impact of such virus on the Company’s customers, distribution partners, advertisers and production facilities and third parties, as well as changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; technology obsolescence; as well as other risks described in the Company’s Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the Securities and Exchange Commission. Among other risks, there can be no guarantee that the board of directors will approve a quarterly dividend in future quarters. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management concluded that as of the end of the period covered by this report, due to material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018 (the “Management’s Report on Internal Controls”), the Company’s disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     26

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

These improvements are targeted at strengthening the Company’s internal control over financial reporting and remediating the 2018 material weaknesses. The Company remains committed to an effective internal control environment and management believes that these actions and the improvements management expects to achieve as a result, will effectively remediate the 2018 material weaknesses. However, the material weaknesses in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. As of the date of filing this Form 10-Q, management is in the process of testing and evaluating these additional controls to determine whether they are operating effectively.

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

Except as related to the adoption of the new lease guidance (Topic 842) and the mitigation activities associated with the material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the third fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     27

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

Issuer Purchases of Equity Securities

The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. During 2019, the Company repurchased 183,458 shares of its Series A common stock at a total cost of $719. All purchases were made through open market transactions and were recorded as treasury stock. The agreement to repurchase the Company’s stock expired in the fourth quarter of 2019 and was not renewed.

The following table contains information for shares repurchased during the third quarter of 2019. None of the shares in this table were repurchased directly from any of the Company’s officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	37,647	$3.71	1,866,630	2,133,370
August 2019	—	—	1,866,630	2,133,370
September 2019	14,198	3.72	1,880,828	2,119,172

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     28

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
(1) *

Amendment No. 1 to the Amended and Restated Bylaws of A. H. Belo Corporation (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2020 (Securities and Exchange Commission File No. 001-33741) (the “April 6, 2020 Form 8-K”))

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

* (a) Modification Agreement effective April 1, 2020 to Promissory Note dated May 17, 2020 (Exhibit 10.1 to the April 6, 2020 Form 8-K)
* (b) Promissory Note (Interest and Property Tax Reconciliation) effective April 1, 2020 (Exhibit 10.2 to the April 6, 2020 Form 8-K)

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     29

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*

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

			*	(f)	Sixth Amendment to the A. H. Belo Savings Plan dated April 1, 2019 (Exhibit 10.2(1)(F) to the 1st Quarter 2019 Form 10-Q)
				(g)	Seventh Amendment to the A. H. Belo Savings Plan dated December 1, 2019
		~(2)	*	A. H. Belo 2017 Incentive Compensation Plan (Exhibit I to A. H. Belo Corporation’s Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on March 28, 2017)
			*	(a)	First Amendment to the A. H. Belo 2017 Incentive Compensation Plan (Exhibit 10.1 to the July 2, 2018 Form 8-K)
			*	(b)

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

		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     30

Exhibit Number	Description
	~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013)
	~(6)	*

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

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS			**	XBRL Instance Document
101.SCH			**	XBRL Taxonomy Extension Scheme
101.CAL			**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	April 13, 2020

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     32

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation Third Quarter 2019 on Form 10-Q     33