Form 10-K
period 2019-12-31
A. H. Belo Corp
filed 2020-05-08
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file no. 1-33741

(Exact name of registrant as specified in its charter)

Texas	38-3765318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 224866, Dallas, Texas 75222-4866	(214) 977-7342
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Series A Common Stock, $.01 par value	AHC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Series B Common Stock, $.01 par value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.     Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2019, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $68,807,098.*

Shares of Common Stock outstanding at May 1, 2020: 21,410,423 shares  (consisting of 18,941,340 shares of Series A Common Stock and 2,469,083 shares of Series B Common Stock).

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as a share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held on June 2, 2020, are incorporated by reference into Parts II and III of this Annual Report.

A. H. Belo Corporation 2019 Annual Report on Form 10-K

A. H. BELO CORPORATION

FORM 10-K

A. H. Belo Corporation 2019 Annual Report on Form 10-K

PART I

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

A. H. Belo Corporation (the “Company”) is filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Report”) pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Report due to circumstances related to the coronavirus epidemic (“COVID-19”). On March 16, 2020, the Company filed a Current Report on Form 8-K, as amended on April 1, 2020, stating that it is relying on the Order to delay the filing of the Report by up to 45 days. As result of the global outbreak of the COVID-19 virus and out of an abundance of caution, members of the Company’s newsroom and certain other employees, including financial reporting staff, began working remotely on or about March 10, 2020. On March 13, 2020, the Company’s independent public accounting firm, Grant Thornton LLP (“Grant Thornton”), advised the Company that its professional staff engaged in the review of the Company’s financial statements and preparation of the accompanying audit report would no longer be present at the Company’s facilities as a result of the COVID-19 virus. The Company has been working with its audit firm’s personnel remotely since that time. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees, including the temporary closures of some of its offices and having employees work remotely. The Company’s operations and business, as well as those of Grant Thornton, have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic that has spread throughout the United States and the world. The Company’s business was abruptly and dramatically impacted by the COVID-19 pandemic as the Company’s headquarters, printing operations, and marketing services offices are located in Texas counties, which were under stay-at-home orders resulting in staffing and work-from-home challenges. These disruptions to the process of preparing the Company’s financial statements and accompanying audit report as a result of the COVID-19 virus, are causing the Company’s Form 10-K for the 2019 fiscal year which was due on March 16, 2020 to be delayed. Consequently, the Company was unable to timely file the Report without the extension provided for by the Order.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K concerning A. H. Belo Corporation’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, dispositions, impairments, business initiatives, acquisitions, pension plan contributions and obligations, real estate sales, working capital, future financings and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; cybersecurity incidents; technological obsolescence; and the current and future impacts of the COVID-19 public health crisis.  Among other risks, there can be no guarantee that the board of directors will approve a quarterly dividend in future quarters. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

A. H. Belo Corporation was formed in February 2008 through a spin-off from its former parent company and is registered on the New York Stock Exchange (NYSE trading symbol: AHC). The Company publishes The Dallas Morning News  (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences. Its newspaper operations also provide commercial printing and distribution services to several large national newspapers. In addition, the Company has the capabilities of a full-service strategy, creative and media agency that focuses on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 3

Business Overview

The Company’s goal is to create value for investors by being the premier provider of relevant and original local journalism in North Texas so citizens can make informed choices about their lives and the life of the communities in which they live. This commitment to excellence in journalism attracts and retains subscribers to the print edition, the digital site, and applications. The Company redesigned and expanded its website platforms and mobile applications in 2019 to provide a better customer experience with its digital news and information reporting.

Since the Company’s spin-off in 2008, the print media industry has encountered continuous declines in revenue primarily due to the secular shift of readers and advertisers to digital platforms. The Company has sought to limit its exposure to these industry risks through greater development of its digital platforms for delivery of news and advertising, and leveraging its brand and personnel to enhance its media agency solutions. However, these improvements may not result in a sufficient increase in revenue to offset the declines the Company is experiencing in its traditional print media business.

In the third quarter of 2019, in conjunction with a strategic change to move to a single decision-making reporting structure and based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment. Prior to the third quarter, the Company had two reportable segments, Publishing and Marketing Services, that each operated as a single reporting unit with all corporate expenses included in Publishing. With this reorganization, the Company enhanced its capabilities to provide customers with strategic, creative and media marketing solutions with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients.

The Company operates The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences. These operations generate revenue from sales of advertising within the Company’s newspaper and digital platforms, subscriptions and retail sales of its newspapers, commercial printing and distribution services primarily related to national newspapers, and preprint advertising.

The Dallas Morning News’ first edition was published on October 1, 1885. The News is one of the leading metropolitan newspapers in the United States. The newspaper is distributed primarily in Dallas County and 10 surrounding counties. This coverage area represents one of the most populous and fastest growing metropolitan areas in the country. The News has been awarded nine Pulitzer Prizes for news reporting, editorial writing and photography. The News also publishes Briefing, a newspaper distributed two days per week at no charge to nonsubscribers in select coverage areas, and Al Dia, an award-winning Spanish-language newspaper published on Wednesdays and distributed at no charge to households in select coverage areas. Unless otherwise noted, the financial and operating results of all publications are reported as The Dallas Morning News.

Businesses producing and providing services within the print and newspaper industry have encountered significant declines in revenue as a result of increasing use of the internet for delivery of information. These businesses have been challenged to find alternative solutions to offset the loss of revenue. The majority of revenues within the newspaper industry were historically generated from display and classified advertisements followed by revenues from subscriptions and retail sales of newspapers. Revenues from subscriptions and retail sales of newspapers have experienced greater resilience as readers have been willing to pay higher prices for the product, which has substantially offset lower circulation volumes. Since the spin-off from its former parent company in 2008, the Company has faced ongoing revenue declines primarily in print advertising and expects these trends to continue.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 4

In addition to traditional print advertising, the Company has the ability to provide full-service agency capabilities including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients. Through the full-service capabilities, we are able to offer businesses comprehensive, strategic and creative marketing solutions which allow our clients to connect with their business, their brand and their audiences. The Company has aligned management and its sales teams to provide a cross-functional integrated approach to maximize the development of these businesses. Digital marketing services are provided through the following service offerings:

•

Multi-channel marketing solutions through subscription sales of the Company’s cloud-based software, allowing customers to manage and individualize their marketing campaigns. In addition, multi-channel marketing services are provided to customers without access to the proprietary software.

•	Digital and marketing analytics, search engine marketing and other marketing related services to businesses across the United States.

•	Social media account management and content marketing services principally for businesses in the North Texas region.

•

Multi-channel digital advertising and marketing services campaigns for customers, allowing them to target demographic audiences using data analytics and determine the delivery media such as email campaigns, banner impressions or video views on third-party websites.

•	Marketing and promotional products for businesses to supply to employees and customers.

The following describes the Company’s various revenue streams.

Advertising and Marketing Services Revenue - Advertising and marketing services revenue accounted for approximately 52 percent of total revenue for 2019. The Company has a comprehensive portfolio of print and digital advertising products, which include display, classified, preprint and digital advertising. Display revenue results from sales of advertising space within the Company’s core newspapers and niche publications to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspapers. Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspapers and niche publications, or distributed by mail or third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company’s capabilities allow its advertisers to target preprint distribution selectively at the sub-zip code level in order to optimize coverage for the advertisers’ locations.

The Company’s digital advertising and marketing services revenue consists of strategic marketing management, consulting, creative services, targeted and multi-channel (programmatic) advertising placed on third-party websites, digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, social media management, search optimization, direct mail and the sale of promotional materials. The Company’s auto sales division offered targeted advertising to auto dealerships primarily in the North Texas region desiring to advertise their inventory on the cars.com platform through September 30, 2019.

Circulation Revenue - Circulation revenue accounted for approximately 37 percent of total revenue for 2019 and includes subscriptions and single copy sales related to the Company’s core newspapers in print and digital formats. A. H. Belo’s steadfast commitment to producing superior, unduplicated local journalism enables the Company’s newspapers to charge premium subscription rates. The Dallas Morning News’ goal is to maximize the amount of recurring revenue from consumers of the Company’s print and digital products. The Company continuously assesses the journalism provided to subscribers and their willingness and ability to pay higher rates by geographic area. Each year since 2008, the Company has implemented effective rate increases to select subscribers or retailers. A digital replica version of The Dallas Morning News is offered on dallasnews.com for subscribers to purchase if they prefer to consume news through a digital device in a more traditional format. A. H. Belo’s newspapers and the newspaper industry as a whole are challenged to maintain and grow print circulation volume. To the extent circulation volume declines cannot be offset by rate increases, the Company will realize lower circulation revenue. Circulation volume declines could also result in lower rates and volumes for advertising revenue.

The Company’s news websites, including dallasnews.com and aldiadallas.com, are the leading English and Spanish news and entertainment digital platforms in the North Texas region. The news websites offer late-breaking and other up-to-date news coverage, user-generated content, advertising, e-commerce and other services. Readers can access news content across multiple digital platforms and obtain relevant local customized content and advertising. The Company’s journalists have expanded their reach and deepened their engagement with audiences by delivering news and content through social media platforms such as blogs, Facebook and Twitter, which direct traffic to the core websites. The Company’s success depends to a significant extent on its ability to develop and manage the digital business in response to the changes in consumers’ preferences and behaviors, as well as changes to advertising expenditures, as described above.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 5

Printing, Distribution and Other Revenue - Printing, distribution and other revenue accounted for approximately 11 percent of total revenue for 2019 and includes commercial printing, distribution, and shared mail packaging services. The Company’s commercial printing and distribution services leverage the capacity of its production and distribution assets. The Company believes the incremental revenue from these services allows a greater return from the Company’s operating assets.

Commercial printing and delivery services are provided for certain national newspapers. A shared mail packaging business is operated in Phoenix, Arizona, providing mailed advertisements for business customers.

Raw Materials and Distribution

The basic material used in publishing newspapers is newsprint. The Company entered into a three-year Paper Supply Agreement, effective as of August 5, 2019, with Gannett Supply Corporation (“Gannett”), a newsprint broker, which will be the Company’s sole supplier of newsprint from designated newsprint suppliers at market-based prices during the term of the agreement, except in certain specified instances. The agreement is renewable for successive one-year terms upon mutual agreement of the parties, and is terminable by either party on 180 days prior written notice. This agreement allows the Company access to multiple mills at competitive pricing. Prior to the Gannett agreement, the Company’s newsprint was obtained through a purchasing consortium. Management believes the Gannett agreement provides adequate sources of newsprint to meet the Company’s current needs. Significant increases in newsprint costs or the Company’s inability to obtain an adequate supply of newsprint in the future could adversely affect its financial condition and results of operations.

During 2019, Company operations consumed 11,619 metric tons of newsprint at an average cost of $751 per metric ton. Consumption of newsprint in 2018 was 19,255 metric tons at an average cost of $660 per metric ton.

The Company’s newspapers and other commercial print products are produced at its facility in Plano, Texas. Distribution of printed products to subscribers, retailers and newsstands is made under terms of agreements with third-party distributors. The Company believes a sufficient number of third-party distributors exist to allow uninterrupted distribution of the Company’s products. However, if third-party service providers face financial difficulties or terminate their relationship with the Company, this could adversely affect the Company’s ability to satisfy its customers or operate the business, and could affect results of operations.

Competitive Strengths and Challenges

The Company’s strengths include:

•	the largest news-gathering operation in North Texas
•	the opportunity to build valuable first-party data sets about consumers in North Texas due to the millions of unique visitors who come to the Company’s websites and mobile applications monthly
•	the ability to develop innovative new product and service offerings which leverage the Company’s brand equity, existing content, distribution platforms, technologies and relationships
•

the ability to provide clients with full-service agency capabilities including strategy, creative and media management which allow our clients to connect with their business, their brand and their audiences

•	sufficient liquidity to allow the Company to invest opportunistically in the Company’s business
•	an affluent and educated demographic base in its market
•	the ability to market print or digital products and services to large and targeted audiences at low marginal costs
•	a large sales force with knowledge of the marketplaces in which the Company conducts its business, and relationships with current and potential print and digital advertising clients
•	the ability to manage operating costs effectively according to market pressures

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 6

The Company’s challenges include:

•

timely growth of revenue and profits  related to the Company’s agency and digital services and digital subscriptions businesses that would provide for an offset to declines in revenue and profits related to the Company’s print advertising and print circulation

•	operating in a competitive environment with increased competition from other media, particularly internet-based media
•	effective monetization of locally-created online content on the Company’s websites while balancing the impact of potential lower traffic volumes with an established metered-based model

In response to the decline in print revenue, the Company has developed agency and digital advertising capabilities through multiple media channels. The Company leverages its news content to improve engagement on the Company’s digital platforms that results in increased digital subscriptions and associated revenue. The Company also continues to diversify its revenue base by leveraging the available capacity of its existing assets to provide print and distribution services for newspapers and other customers requiring these services, by introducing new advertising and marketing services products, and by increasing circulation prices.

Because of declining print circulation, the Company has developed broad digital strategies designed to provide readers with multiple platforms for obtaining online access to local news. The Company redesigned and expanded its website platforms and mobile applications in 2019 to provide a better customer experience with its digital news and information content.  The Company continues to obtain additional key demographic data from readers, which allows the Company to provide content desired by readers and to modify marketing and distribution strategies to target and reach audiences valued by advertisers. The Company has implemented a programmatic digital advertising platform that provides digital ad placement and targeting efficiencies and increases utilization of digital inventory within the Company’s websites and external websites.

Strategy

A. H. Belo is committed to producing quality journalism for its communities and providing innovative marketing and digital advertising solutions for its customers through its agency capabilities,  while creating value for shareholders over the long-term through stock price appreciation and dividends. The Company continuously evaluates its operations and investments against various economic factors to determine the appropriate current strategies.

The Company is committed to maintaining the leading digital and print platforms for delivering news of the highest quality and reliability in the North Texas area, as well as creating and developing innovative print and digital advertising marketing service capabilities that address the needs of clients and advertisers.

The Company seeks to achieve these objectives through the following strategies:

•	produce quality local journalism at scale, distributed through digital platforms that improve user engagement and result in increased digital subscriptions and customer retention
•	develop new ways to optimize advertising dollars on the Company’s digital platforms
•	grow recurring advertising and digital marketing services revenue through a client-first approach and enhanced full-service agency capabilities
•	improve print revenues and increase utilization of operating assets by maintaining profitable print and distribution services to third parties
•

continue to align costs with revenue, maintain strong liquidity to support future business and product initiatives, and provide flexibility to meet strategic investment opportunities and other cash flow requirements

Competition

A. H. Belo’s newspapers, niche publications and related websites primarily serve audiences in the North Texas area. The Company competes for advertising revenue for its newspapers and websites with other print and agency companies. Advertising revenues for the Company’s newspapers and websites are responsive to circulation and traffic volumes, demographics of their subscriber bases, advertising results, rates and customer service. Advertising on digital platforms is highly competitive and largely dominated by large internet companies. As advertisers reallocate marketing expenditures from print to digital channels, the Company believes its strong local brand and its full-service agency capabilities will allow it to offer exclusive advertising and digital marketing solutions to local businesses on a competitive scale.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 7

The Dallas Morning News has the highest paid print circulation in the North Texas area while competing with one other metropolitan newspaper in parts of its geographic market. Print circulation revenues are challenged primarily due to free and readily-accessible news, entertainment, advertising and other content available through the internet. This secular shift from print to digital media continues as consumer lifestyles embrace technological advancements, particularly with mobile devices, which provide access to a wide variety of digital news and advertising alternatives, including news and social media websites, online advertising networks and exchanges, online classified services, and direct email advertising. Competition for readers is primarily based on mode of delivery, quality of the Company’s journalism, price, timeliness of interaction with audiences, and customer service. News and other digital content produced by the Company’s newspapers and niche publications are available via its websites, mobile applications and through email. The Company offers competitive technology for accessing digital content on mobile devices and via personal computers. Journalists engage online readers through blogs, Twitter and other social media posts.

Seasonality

A. H. Belo’s advertising revenues are subject to moderate seasonality, with print and digital advertising revenue typically higher in the fourth calendar quarter of each year because of the holiday shopping season. The level of print and digital advertising sales in any period may also be affected by advertisers’ decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand and general economic conditions.

Employees

As of December 31, 2019, the Company had 830 employees.

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

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 8

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

Risks Relating to A. H. Belo’s Strategic Transformation

The Company’s primary strategy is to transition from a print-focused media company to a digital-first media company focused on growth in its digital subscriber base and growth in its full-service agency capabilities including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients.

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

Even if the Company implements its strategic transformation successfully, it may not result in an increase in digital advertising and marketing services revenues and subscription revenue that sufficiently offsets the declines the Company is experiencing in its traditional print media business.  If the Company fails to implement its strategy effectively, or if its strategy ultimately does not result in a sufficient increase in digital advertising and marketing services revenues and subscription revenues, its business, financial condition, and results of operation may be adversely affected.

Risks Relating to A. H. Belo’s Overall Business

The Company operates in a highly competitive media market, and the Company’s ability to generate revenue depends on the effectiveness of the Company’s strategy to promote new and existing products.

Historically, newspaper publishing was viewed as a cost-effective method of delivery for various forms of advertising to a large audience. The continued development and deployment of new technologies and greater competition from digital media increase the challenge to provide competitive offerings that retain the Company’s print and digital advertisers. In addition, many national advertisers which place advertising in the Company’s newspaper have significantly reduced marketing budgets. These advertisers are centralizing purchasing functions and streamlining the buying and negotiating process. This could result in further commoditization of certain advertising products, which limits the Company’s ability to promote its position in the market, the customer service value of its relationship with advertisers, and the benefits of its suite of products, including the Company’s ability to upsell other products. This may also put the Company in competition with other advertising companies that are able to offer lower prices for a larger geographical area than the Company covers. Accordingly, the Company could experience a decline in pricing which could result in lower revenues and profitability.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 9

The Company has introduced new services and offerings designed to grow the Company’s full-service agency capabilities including strategy, creative and media management with a focus on strategic and digital marketing and data intelligence that provide a measurable return on investment to its clients. Full-service agency offerings are rapidly evolving as business customers seek quantifiable results to measure the effectiveness of advertising spending. The Company’s customers primarily represent mid-sized businesses with varying degrees of knowledge and familiarity with online marketing and advertising campaigns. The success of the Company is dependent on various factors, including the ability to:

•	Increase the Company’s client base and achieve broader market acceptance of its suite of cross-channel, full-service agency capabilities
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

The Company competes for advertising and circulation revenue with other newspapers, websites, digital applications, magazines, television, radio, direct mail and other media. The continued expansion of digital media and communications, particularly social media, mobile applications and the proliferation of tablet and mobile devices, has increased some consumers’ preference to receive all or part of their news and information digitally. Websites such as craigslist.org,  monster.com and cars.com provide a cost-efficient platform for reaching wide but targeted audiences for classified advertising. Websites such as Facebook, Twitter, Google and Yahoo! are successful in gathering and making available national and local news and information from multiple sources and attracting a broad readership base.

The Company’s success depends on its ability to develop and manage the Company’s digital advertising and marketing services offerings and digital subscription business in response to the changes in consumers’ preferences and behaviors, as well as changes to advertising expenditures, as described above. To be successful, the Company must:

•	Attract advertisers to the Company’s full-service agency capabilities
•	Continue to increase digital audiences by providing consumers important and relevant news content regarding the North Texas market
•	Tailor products for mobile devices
•	Invest funds in digital technology software and platforms
•	Leverage existing print products, brands and technologies to distinguish digital products and services from those of competitors
•	Structure its sales force accordingly
•	Attract and retain employees with the skills and knowledge needed to support a successful full-service agency

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 10

The Company’s potential inability to execute cost control measures successfully could result in total operating costs that are greater than expected.

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

The success of the Company is dependent on the Company’s ability to attract, hire, motivate and retain employees with the skills and technical knowledge required to successfully sell and implement its services and offerings.

There is intense competition for scarce talent with skills in new digital technologies, and the Company may be unable to cost-effectively hire new employees with these skills, which may incur increased costs. The ability to achieve significant future digital and marketing services revenue growth will depend on the Company’s success in recruiting, training and retaining sufficient numbers of direct sales and implementation professionals. New and planned hires require significant training and time before sales and implementation teams become fully productive. The Company’s growth could be hindered if these sales and implementation professionals are not successful in generating a corresponding significant increase in revenue.

Newsprint prices are volatile and may increase in the future, and newsprint supply may become increasingly scarce as paper mills exit the market.

The basic raw material for newspapers is newsprint, the cost of which for the last two years has represented between 5.0 percent and 6.0 percent of A. H. Belo’s revenues. The Company’s publishing operations depend significantly upon the continuing availability of newsprint and the Company’s results of operations may be impacted significantly by changes in newsprint prices. The price of newsprint historically has been volatile. Consolidation in the North American newsprint industry has reduced the number of suppliers and has led to paper mill closures and conversions to other grades of paper, which in turn has decreased overall newsprint capacity and increased the likelihood of higher prices. Other factors that may increase prices for newsprint include:

•	The imposition of tariffs or other restrictions on non-U.S. suppliers of paper
•	Increases in supplier operating expenses due to rising raw material or energy costs or other factors
•	Decreases in the Company’s current consumption levels
•	The Company’s inability to maintain existing relationships with its newsprint suppliers

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 11

In addition, the Company’s ability to supply its publishing operation with newsprint has been and may continue to be disrupted by such factors as:

•	The Company’s suppliers may be unable to deliver newsprint due to labor unrest
•	Trucks or other means of transporting newsprint may become unavailable
•	Paper mills may close at a faster rate than declines in the demand for paper

The Company currently purchases its newsprint under a paper supply agreement with a newsprint broker, which is the Company’s sole supplier of newsprint from designated newsprint suppliers at market-based prices during the term of the agreement. The agreement is renewable for successive one-year terms upon mutual agreement of the parties, and is terminable by either party on 180 days prior written notice. If this paper supply agreement is terminated or expires without renewal, significant increases in newsprint costs or the Company’s inability to obtain an adequate supply of newsprint from other sources in the future could adversely affect its financial condition and results of operations. Significant increases in newsprint costs or the Company’s inability to obtain an adequate supply of newsprint in the future could adversely affect its financial condition and results of operations.

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

The Company is susceptible to general economic conditions, natural catastrophic events and public health crises, and a downturn in advertising and marketing spending by advertisers could adversely affect its operating results.

The Company’s operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact advertiser-consumer transactions. Deterioration in economic conditions could cause decreases in or delays in advertising spending and reduce and/or negatively impact the Company’s short-term ability to grow our revenues. Further, any decreased collectability of accounts receivable or early termination of agreements due to deterioration in economic conditions could negatively impact results of operations.

Furthermore, the business is subject to the impact of natural catastrophic events such as earthquakes, floods or power outages, political crises such as terrorism or war, and public health crises, such as disease outbreaks, epidemics, or pandemics in the U.S. and global economies, its markets and business locations.

Currently, the rapid spread of coronavirus (COVID-19) globally has resulted in increased travel restrictions and disruption and shutdown of businesses. The Company has experienced, and may continue to experience, impacts from quarantines, market downturns and changes in customer behavior related to the pandemic and impacts on its workforce if the spread of the virus widens and becomes of longer duration. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for employees, including the temporary closure of some of the Company’s offices and having employees work remotely. Employees, including financial reporting staff, have been working remotely since on or about March 10, 2020. If the virus were to affect a significant number of the workforce employed in printing operations, the Company may experience delays or be unable to produce, print and deliver its and third-party print publications on a timely basis. In addition, one or more printing customers, distribution partners, service providers or suppliers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in its business due to the coronavirus outbreak. The extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity and length of the coronavirus pandemic and the actions taken by governments and private businesses to contain the coronavirus.  The coronavirus is likely to have an adverse impact on the Company’s business, results of operations and financial condition at least for the near term.

The full impact of COVID-19 is not yet known and is rapidly evolving. The outbreak and any preventative or protective actions that the Company has taken and may continue to take, or may be imposed on the Company by governmental intervention, in respect of this virus may result in a period of disruption to the Company’s financial reporting capabilities, its printing operations, and its operations generally. COVID-19 is impacting, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in a loss of advertising revenue or supply chain disruption.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 12

Data security breaches, other security threats and information technology system disruptions could negatively impact A. H. Belo’s businesses, reputation and results of operations.

The Company’s information technology systems are critically important to operating its businesses efficiently and effectively. Information systems may be affected by cybersecurity incidents that can result from deliberate attacks or system failures. Maintaining network security is critical. Threats include, but are not limited to, ransomware attacks, computer viruses, computer hackings, disruptive software, error or malfeasance by an employee, or other malicious activities. Information systems may also be compromised by natural disasters, fire, power outages, terrorism or other similar events.  The Company experienced a ransomware attack in November 2019, but did not experience any data breaches. The Company was able to successfully remediate, implement additional monitoring software and services, and continue operations without significant interruption to its operations.

The Company depends on the security of its third-party service providers. Unauthorized use of or inappropriate access to the third-party service providers’ networks, computer systems and services could potentially jeopardize the security of the Company’s systems and confidential information.

There can be no assurance that the actions and controls implemented by the Company, or its third-party service providers will be sufficient to prevent unauthorized access to the Company’s data, release of confidential information, disruptions to critical systems or corruption of data. Cyber-attacks evolve quickly and often are not recognized until after they are launched, and the Company may be unable to anticipate them or implement adequate measures to prevent a breach or attack.

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

Although the Company’s cash holdings are sufficient to meet foreseeable operating needs, the Company must achieve expected financial goals. Unplanned events such as tax obligations, significant loss of revenue, unprofitable operations, deterioration of collections of receivables or mandatory pension plan contributions, could accelerate the use of the Company’s cash balances. These factors may impact the Company’s ability to pay dividends or to raise financial capital for investments or acquisitions necessary for the Company’s long-term growth.

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

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 13

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

Many factors could cause the trading price of the Company’s common stock to rise and fall, including, but not limited to, declining newspaper print circulation, gain or loss of significant print and digital advertising or marketing services customers or other customers, acquisitions or investments, low stock trading volume, changes in recommendations by securities analysts who elect to follow the Company’s stock, and changes in market conditions of the media industry or the economy as a whole, including the recent effects of the COVID-19 pandemic on the stock markets generally, and specifically on the Company’s stock price.

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

A. H. Belo directors and executive officers hold approximately 53 percent of the voting power of the Company’s outstanding voting stock as of December 31, 2019. A. H. Belo’s Series A common stock has one vote per share and Series B common stock has 10 votes per share. Accordingly, A. H. Belo’s directors and executive officers will have significant influence over the Company’s management and affairs and over all matters requiring shareholder approval, including the election of directors, amendment of the Company’s Certificate of Formation and Bylaws, and significant corporate transactions and transactions with or benefitting certain “Interested Shareholders,” as defined in the Company’s Certificate of Formation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Operations	Ownership	Location
Corporate and The Dallas Morning News	Leased	Dallas, Texas
Printing facilities	Owned	Plano, Texas
AHC Dallas Properties, LLC	Leased	Denton, Texas
Sales operations	Leased	Dallas, Texas
Shared mail packaging office and warehouse	Leased	Phoenix, Arizona

In addition to the properties above, the Company has various leased locations it uses for news reporting and the distribution of the Company’s publications, and it leases property in Tulsa, Oklahoma used for Cubic Creative, Inc. offices. As of December 31, 2019, in aggregate, the Company leased facilities for current use consisting of approximately 332,000 square feet and owns property that includes land and a  building consisting of approximately 1,258,000 square feet.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 14

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

Item 4. Mine Safety Disclosures

None.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 15

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

	Stock Price			Dividends
	High	Low	Close	Declared
2019
Fourth quarter	$3.83	$2.75	$2.80	$0.08
Third quarter	3.78	3.35	3.64	0.08
Second quarter	4.08	3.50	3.69	0.08
First quarter	4.47	3.36	3.72	0.08

2018
Fourth quarter	$4.80	$3.35	$3.37	$0.08
Third quarter	4.70	4.25	4.60	0.08
Second quarter	5.80	4.50	4.70	0.08
First quarter	5.25	4.70	5.15	0.08

The closing price of the Company’s Series A common stock as reported on the New York Stock Exchange on May 1, 2020, was $1.47. The approximate number of shareholders of record of the Company’s Series A and Series B common stock at the close of business on May 1, 2020, was 348 and 145, respectively.

Equity Compensation Plan Information

The information set forth under the heading “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders, to be held on June 2, 2020, is incorporated herein by reference.

Issuer Purchases of Equity Securities

The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. During 2019,  the Company purchased 216,490 shares of its Series A common stock at a total cost of $842.  The agreement to repurchase the Company’s stock expired in the fourth quarter of 2019 and was not renewed. During 2018, the Company purchased 266,409 shares of its Series A common stock at a total cost of $1,299. All purchases were made through open market transactions and were recorded as treasury stock.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 16

The following table contains information for shares repurchased during the fourth quarter of 2019. None of the shares in this table were repurchased directly from any of the Company’s officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2019	33,032	$3.72	1,913,860	2,086,140
November 2019	—	—	1,913,860	2,086,140
December 2019	—	—	1,913,860	2,086,140

Sales of Unregistered Securities

During 2019 and 2018, shares of the Company’s Series B common stock in the amounts of 247 and 200, respectively, were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption under Section 3(a)(9) of the Securities Act.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 17

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

This section and other parts of this Annual Report on Form 10-K contain certain forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. See the Cautionary Statement Concerning Forward-Looking Statements and Item 1A. Risk Factors of this Annual Report for further discussion.

OVERVIEW

A. H. Belo Corporation (“A. H. Belo” or the “Company”), headquartered in Dallas, Texas, is the leading local news and information publishing company in Texas. The Company has commercial printing, distribution and direct mail capabilities, as well as a presence in emerging media and digital marketing. While focusing on extending the Company’s media platforms, A. H. Belo delivers news and information in innovative ways to a broad range of audiences with diverse interests and lifestyles. The Company publishes The Dallas Morning News  (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences. Its newspaper operations also provide commercial printing and distribution services to several large national newspapers. In addition, the Company has the capabilities of a full-service strategy, creative and media agency that focuses on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients.

In the third quarter of 2019, in conjunction with a strategic change to move to a single decision-making reporting structure and based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment. Prior to the third quarter, the Company had two reportable segments, Publishing and Marketing Services, that each operated as a single reporting unit with all corporate expenses included in Publishing. With this reorganization, the Company has focused on enhancing its capabilities to provide customers with strategic, creative and media marketing solutions with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients.

Overview of Significant Transactions

Operating results for 2019 reflect continued challenges in print advertising revenue trends, primarily due to volume and rate declines, partially offset by an increase in the Company’s digital-only subscriptions revenue. The Company continues its efforts to diversify revenues through greater development of its digital platforms for delivery of news and advertising, and leveraging its brand and personnel to enhance its media agency solutions. However, there is no guarantee the Company will be able to generate enough digital revenue or margin to offset the loss of print advertising and circulation revenue and margin.

On April 1, 2019, the Company completed an asset acquisition. The new entity Cubic Creative, Inc. (“Cubic Creative”) is located in Tulsa, Oklahoma and has approximately 25 employees. This acquisition adds creative strategy services, which complement service offerings currently available to A. H. Belo clients. The expected benefit from providing these additional services was attributed to goodwill, all of which is expected to be deductible for tax purposes. In the second quarter of 2019, in connection with the Cubic Creative acquisition, the Company recorded $1,593 of goodwill and $510 of intangible assets. Cubic Creative is a component within the Marketing Services reporting unit. Operating results of the businesses acquired have been included in the Consolidated Statements of Operations from the initial acquisition date forward.

On May 17, 2019, the Company completed the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two-year seller-financed promissory note of $22,400,  secured by a first lien deed of trust covering the property. In the second quarter of 2019, the Company recorded a pretax gain of $25,908. Due to the offset by existing net operating loss carryforwards, the Company did not record any current tax expense related to the sale transaction. As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company entered into a board approved amendment to the two-year seller-financed promissory note. The second promissory note in the principal amount of $375 is secured by a second lien deed of trust covering the property and due June 30, 2021. The second promissory note includes a deferred interest payment that was due April 1, 2020, and a 2019 real property tax reconciliation payment due from the Purchaser. While it is anticipated that future interest payments will be made on a timely basis there is not a guarantee.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 18

In the third quarter of 2019, in conjunction with a strategic change to move to a single decision-making reporting structure that resulted in one reportable segment and a significant decrease in the Marketing Services forecast, the Company completed a goodwill impairment test for the Marketing Services reporting unit. Upon completion of the test, it was determined the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $1,593 in the third quarter of 2019, fully impairing goodwill. In connection with the goodwill impairment, the Company conducted a long-lived assets impairment test for Marketing Services. Upon completion of the test, it was determined the Marketing Services reporting unit’s long-lived assets’ estimated fair values were equal to or exceeded the carrying value and accordingly, no impairment was warranted.

In 2018, the Company conducted its annual goodwill impairment test as of December 31, 2018, for the Marketing Services reporting unit. The test indicated the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $13,973 in the fourth quarter of 2018, fully impairing goodwill. In connection with the goodwill impairment, the Company conducted a long-lived assets impairment test for  Marketing Services, resulting in an impairment charge of $2,970 in the fourth quarter of 2018, fully impairing intangible assets related to customer relationships.

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

Quarterly dividends of $0.08 per share returned $6,876 and $7,116 to shareholders in 2019 and 2018, respectively. On December 6, 2018, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on February 8, 2019, paid on March 1, 2019. On March 5, 2020, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on May 15, 2020, which is payable on June 5, 2020. On April 6, 2020, in response to the financial impact of COVID-19, the Company announced its intent to reduce its cash dividend rate indefinitely following the second quarter 2020 dividend of $0.08 per share declared on March 5, 2020. Future dividends, if declared, are expected to be at the rate of $0.04 per share.

Additional capital was returned to shareholders through the board-authorized repurchase program. In 2019, the Company purchased 216,490 shares of its Series A common stock through open market transactions for $842. However, the agreement to repurchase the Company’s stock expired in the fourth quarter of 2019 and was not renewed. In 2018, the Company purchased 266,409 shares of its Series A common stock through open market transactions for $1,299. These purchases are recorded as treasury stock.

RESULTS OF OPERATIONS

Consolidated Results of Operations

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for 2019 and 2018. In the third quarter of 2019, in conjunction with the Companies organizational changes, the Company determined it has one reportable segment (see Note 2 – Segment Reporting). The Company determined that disaggregating revenue by print and digital products best aligned with the new Company structure. The 2018 amounts were recast for comparative purposes.

Traditionally, the Company’s primary revenues have been generated from advertising within its core newspapers, niche publications and related websites and from subscription and single copy sales of its printed newspapers. As a result of competitive and economic conditions, the newspaper industry has faced significant revenue declines for more than a decade. Therefore, the Company has sought to diversify its revenues through development and investment in new product offerings, increased circulation rates and leveraging of its existing assets, including offering cost efficient commercial printing and distribution services primarily to national newspapers. The Company continually evaluates the overall performance of its core products to ensure existing assets are deployed adequately to maximize return.

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

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 19

In response to the decline in print revenue, the Company has agency and digital advertising capabilities through multiple media channels. The Company leverages its news content to improve engagement on the Company’s digital platforms that results in increased digital subscriptions and associated revenue. The Company also continues to diversify its revenue base by leveraging the available capacity of its existing assets to provide print and distribution services for newspapers and other customers requiring these services, by introducing new advertising and marketing services products, and by increasing circulation prices.

Because of declining print circulation, the Company has developed broad digital strategies designed to provide readers with multiple platforms for obtaining online access to local news. The Company redesigned and expanded its website platforms and mobile applications in 2019 to provide a better customer experience with its digital news and information content.  The Company continues to obtain additional key demographic data from readers, which allows the Company to provide content desired by readers and to modify marketing and distribution strategies to target and reach audiences valued by advertisers. The Company has implemented a programmatic digital advertising platform that provides digital ad placement and targeting efficiencies and increases utilization of digital inventory within the Company’s websites and external websites.

Advertising and marketing services revenue

Advertising and marketing services revenue was 52.2 percent and 52.1 percent of total revenue for 2019 and 2018, respectively.

	Years Ended December 31,
	2019	Percentage Change	2018
			(Recast)
Print advertising	$62,256	(10.1)%	$69,218
Digital advertising and marketing services	33,600	(7.2)%	36,210
Advertising and Marketing Services	$95,856	(9.1)%	$105,428

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display and classified advertising continues to decline. Display and classified print revenue decreased $3,635 and $10,753 in 2019 and 2018, respectively, primarily due to a revenue decline in all advertising categories, with the largest declines in the retail categories.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased $3,327 and $8,924 in 2019 and 2018, respectively, primarily due to a volume decline in preprint newspaper inserts, consistent with the decline in circulation volumes discussed below.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing management, consulting, creative services, targeted and multi-channel (programmatic) advertising placed on third-party websites, digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, social media management, search optimization, direct mail and the sale of promotional materials. The Company’s auto sales division offered targeted advertising to auto dealerships primarily in the North Texas region desiring to advertise their inventory on the cars.com platform through September 30, 2019. Revenue decreased $2,610 in 2019 primarily due to the cars.com agreement ending, and a lower volume of programmatic sales placed on third-party websites and online advertisements on dallasnews.com.

In 2018, revenue decreased $12,714 primarily due to the adoption of the new revenue guidance. Under the new revenue guidance, digital advertising on third-party websites, where the Company acts as an agent, is recorded net. Prior to adoption on January 1, 2018, such revenue was generally recorded gross.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 20

Circulation revenue

Circulation revenue was 37.2 percent and 35.6 percent of total revenue for 2019 and 2018, respectively.

	Years Ended December 31,
	2019	Percentage Change	2018
			(Recast)
Print circulation	$63,321	(6.9)%	$68,033
Digital circulation	4,939	27.1%	3,886
Circulation	$68,260	(5.1)%	$71,919

Print circulation

Revenue decreased in 2019 primarily due to a decline in home delivery revenue, driven by a volume decline of 28.2 percent. The volume declines were partially offset by rate increases. Single copy revenue also decreased compared to prior year, due to single copy paid print circulation volume declines of 22.1 percent. Circulation revenue from home delivery and single copy revenue is expected to continue to decline as audiences are shifting to subscribing for news from digital platforms.

In 2018, revenue decreased due to a decline in home delivery and single copy paid print circulation volumes of 14.0 percent and 25.2 percent, respectively, partially offset by rate increases. Also contributing to the decline was the adoption of the new revenue guidance. In 2018, revenue declined by $1,006 related to the grace period for home delivery subscriptions where the Company recorded revenue for newspapers delivered after a subscription expired. Prior to adoption of the new revenue standard, non-payment for the grace period was recorded as bad debt expense. However, under the new guidance revenue is directly reduced.

Digital circulation

Revenue increased in 2019 due to an increase in digital-only subscriptions of 29.0 percent when compared to December 31, 2018.

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.6 percent and 12.3 percent of total revenue for 2019 and 2018, respectively.

	Years Ended December 31,
	2019	Percentage Change	2018
Printing, Distribution and Other	$19,447	(22.0)%	$24,940

Revenue decreased in 2019 primarily due to the Company eliminating its brokered printing business, in the first quarter of 2019, in which it provided services direct to small business clients. Additionally, the Company reduced the number of local and national commercial print customers it serves from more than 30 to 5. This strategic decision to streamline operations was implemented to improve operating income.

In 2018, revenue decreased due to declines in event-related revenue and in commercial printing volumes associated with certain national newspapers.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 21

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Years Ended December 31,
	2019	Percentage Change	2018
			(Recast)
Employee compensation and benefits	$80,134	(10.3)%	$89,304
Other production, distribution and operating costs	90,673	0.6%	90,167
Newsprint, ink and other supplies	16,570	(24.8)%	22,026
Depreciation	8,983	(9.3)%	9,902
Amortization	495	(38.0)%	799
Gain on sale/disposal of assets, net	(24,540)	N/A	—
Asset impairments	1,709	(89.9)%	16,921
Total Operating Costs and Expense	$174,024	(24.0)%	$229,119

Employee compensation and benefits –  The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits decreased $9,170 and $12,963 in 2019 and 2018, respectively, primarily due to headcount reductions within the Company. Headcount decreased by 152 since December 31, 2018, primarily related to the Company’s strategic decision, in the first quarter of 2019, to eliminate its brokered printing business and reduce the number of local and national commercial print customers it serves.

Other production, distribution and operating costs – Expense remained flat in 2019 due to the management of discretionary spending, offset by $1,920 of expense related to a strategy review with an outside consulting firm in the second quarter of 2019. Expense decreased $8,835 in 2018 as a result of adopting the new revenue guidance that requires certain revenue to be recorded on a net basis. In addition, the Company managed discretionary spending and additional savings were generated by expense reductions in revenue-related expenses, advertising and promotion, temporary services and distribution expense related to delivery of the Company’s various publications and products.

Newsprint, ink and other supplies –  Expense decreased in 2019 due to reduced newsprint costs associated with lower circulation volumes and the elimination of brokered printing for small business clients. Newsprint consumption approximated 11,619 and 19,255 metric tons in 2019 and 2018, respectively, at an average cost per metric ton of $751 and $660, respectively.

Depreciation – Expense decreased in 2019 and 2018 due to a lower depreciable asset base as a higher level of in-service assets were fully depreciated. The Company has reduced capital spending, but it is committed to investing the appropriate levels of capital to sustain existing operations.

Amortization – Expense decreased in 2019 due to the impairment of intangible assets in the fourth quarter of 2018 discussed below. In 2019, expense was related to intangible assets, comprised of developed technology, and customer relationships recorded in connection with the Cubic Creative acquisition in the second quarter of 2019.

Gain on sale/disposal of assets, net – In 2019, the Company completed the sale of real estate previously used as the Company’s headquarters for $28,000, resulting in a pretax gain of $25,908. In addition, the Company recorded a loss of $1,362 on the disposal of newspaper production assets  and publishing software that was replaced by a new digital content platform. The newspaper production assets were disposed as a result of the Company’s decision to eliminate its brokered printing business and reduce its number of local and national commercial print customers.

Asset impairments – In the third quarter of 2019, in conjunction with a strategic change to move to a single decision-making reporting structure that resulted in one reportable segment and a significant decrease in the Marketing Services forecast, the Company completed a goodwill impairment test for the Marketing Services reporting unit. Upon completion of the test, it was determined the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $1,593 in the third quarter of 2019, fully impairing goodwill.

In 2018, the Company conducted its annual goodwill impairment test as of December 31, 2018, for the Marketing Services reporting unit. The test indicated the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $13,973 in the fourth quarter of 2018, fully impairing goodwill. In connection with the goodwill impairment, the Company conducted a long-lived assets impairment test for  Marketing Services, resulting in an impairment charge of $2,970 in the fourth quarter of 2018, fully impairing intangible assets related to customer relationships.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 22

Other

The table below sets forth the other components of the Company’s results of operations.

	Years Ended December 31,
	2019	Percentage Change	2018
Other income, net	$4,169	7.1%	$3,891

Income tax provision	$4,416	93.7%	$2,280

Other income, net – Other income, net is primarily comprised of net periodic pension and other post-employment benefit of $3,259 and $3,818 for the years ended December 31, 2019 and 2018, respectively. Gain (loss) from investments and interest income (expense) are also included in other income, net.

Income tax provision – A tax provision of $4,416 was recorded in 2019. The provision was primarily due to annual income before income taxes, primarily a result of income generated from the sale of the Company’s former headquarters (see Note 15 – Disposal of Assets), the Texas margin tax and an increase in the valuation allowance due to a change in judgement as to the realization of the Company’s deferred tax assets.

A tax provision of $2,280 was recorded in 2018. The provision was primarily due to the Texas margin tax and an increase in the valuation allowance due to a change in judgment as to the realization of the Company’s deferred tax assets, the measurement of which was in part impacted by asset impairment charges recognized by the Company in 2018. The current state tax provision was partially reduced by a refund of the 2017 Texas margin tax and a partial release of the reserve for uncertain tax positions.

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

Revenue Recognition.   The Company’s principal sources of revenue are sales of advertising within its newspaper and digital platforms, subscription and retail sales of its newspapers, commercial printing and distribution services, primarily related to national newspapers, and preprint advertising. In addition, revenue includes strategic marketing management, consulting, creative services, targeted and multi-channel (programmatic) advertising placed on third-party websites, social media management, search optimization, direct mail and the sale of promotional materials.

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

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 23

Circulation revenue is generated primarily by selling home delivery and digital subscriptions, as well as single copy sales to non-subscribers. Home delivery revenue is recognized over the subscription period based on the days of actual delivery over the total subscription days and single copy revenue is recognized at a point in time when the paper is purchased. Revenue is directly reduced for any non-payment for the grace period of home delivery subscriptions where the Company recorded revenue for newspapers delivered after a subscription expired. Digital-only subscription revenue is recognized over the subscription period based on daily or monthly access to the content in the subscription period.

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

In the third quarter of 2019, the Company made a strategic change to move to a single-decision making reporting structure. With this reorganization, the Company revised its financial forecast for the remainder of the year, which resulted in a significant decrease in operating income for the Marketing Services reporting unit. The reorganization to one operating segment coupled with the significant decrease in the Marketing Services forecast was determined to be a triggering event that required an impairment review of goodwill and long-lived assets. In the third quarter of 2019, the Company tested the Marketing Services reporting unit’s goodwill for impairment using a discounted cash flow methodology with a peer-based risk-adjusted weighted average cost of capital. The Company believes the use of a discounted cash flow approach is the most reliable indicator of the estimated fair value of the business. Upon completion of the test, it was determined the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $1,593 in the third quarter of 2019, fully impairing goodwill. See Note 6 – Goodwill and Intangible Assets for additional information.

Pension.   The Company follows accounting guidance for single-employer defined benefit plans. Plan assets and the projected benefits obligation are measured each December 31, and the Company records as an asset or liability for the net funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to accumulated other comprehensive income (loss) and are amortized to net periodic pension expense (benefit) over the weighted average remaining life of plan participants, to the extent the cumulative balance in accumulated other comprehensive income (loss) exceeds 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. Net periodic pension expense (benefit) is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. Participation in and accrual of new benefits to participants has been frozen since 2007 and, accordingly, on-going service costs are not a component of net periodic pension expense (benefit). From time to time, the Company-sponsored plans may settle pension obligations with certain plan participants through the plans’ master trust as part of its de-risking strategies. The gains or losses associated with settlements of plan obligations to participants are recognized to earnings if such settlements exceed the interest component of net periodic pension cost for the year. Otherwise, such amounts are included in actuarial gains (losses) in accumulated other comprehensive income (loss). Re-measurement of plan assets and liabilities upon a significant settlement or curtailment event is performed based on the values of the month-end closest to the event.

The projected benefit obligations of the A. H. Belo Pension Plans are estimated using the FTSE Pension Discount Curve, which is based upon a portfolio of high-quality corporate debt securities with maturities that correlate to the expected timing of estimated benefit payments to the Pension Plans’ participants. Future estimated benefit payments are discounted to their present value at the appropriate yield curve spot rate to determine the projected benefit obligation outstanding at each year end. The single equivalent discount rate as of December 31, 2019 was 2.9 percent and 4.0 percent for December 31, 2018.

Interest expense included in net periodic pension benefit is based on the FTSE Pension Discount Curve established at the beginning of the fiscal year. The discount rate for fiscal year 2019 and 2018 interest cost was 4.0 percent and 3.4 percent, respectively.

The Company assumed a 6.5 percent long-term return on the Pension Plans’ assets in 2019 and 2018. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 24

Investment strategies for the Pension Plans’ assets are based upon factors such as the effective duration of the actuarial liabilities and market risks.

Income Taxes.   The Company uses the asset and liability method of accounting for income taxes and recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company establishes a valuation allowance if it is more-likely-than-not that the deferred tax assets will not be realized. The factors used to assess the likelihood of realization of the deferred tax assets include future reversal of deferred tax liabilities, available tax planning strategies, future taxable income and taxable income in prior carryback years.

The Company evaluates any uncertain tax positions each reporting period by tax jurisdiction to determine if it is more-likely-than-not that the tax position will not be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements for such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If a net operating loss or other tax credit carry forward exists, the Company records the unrecognized tax benefits for such tax positions as a reduction to a deferred tax asset. Otherwise, the unrecognized tax benefits are recorded as a liability. The Company records a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in other income, net.

Recent Accounting Standards

See the Notes to the Consolidated Financial Statements, Note 1 - Significant Accounting Policies and Recently Issued Accounting Standards, regarding the impact of certain recent accounting pronouncements.

Liquidity and Capital Resources

The Company’s cash balances as of December 31, 2019 and 2018, were $48,626 and $55,313, respectively. The decrease in the cash balance during 2019 was primarily due to the return of capital to shareholders through dividends, capital expenditures, and the acquisition of Cubic Creative. These cash outflows were partially offset by cash proceeds received from the sale of real estate previously used as the Company’s headquarters.

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue is expected to continue to decline in future periods, cash flows and other cost cutting measures are expected to be sufficient to fund operating activities and capital spending of less than $1,000 in 2020.

The future approval of dividends is dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. The Company continues to have a board-authorized repurchase authority. However, the agreement to repurchase the Company’s stock expired in the fourth quarter of 2019 and was not renewed. Current holdings of treasury stock can be sold on the open market.

As a result of the recent COVID-19 outbreak that began in January 2020, the Company is experiencing an increase in digital subscriptions, which currently does not offset the loss of advertising revenue. On April 6, 2020, the Company announced that it is taking several actions to reduce cash outflow in response to the financial impact of COVID-19. The Company will reduce operating expenses, reduce capital expenditures to less than $1,000 in 2020,  and lower the quarterly dividend rate to $0.04 per share for future dividends declared, if any. In addition, employees’ base compensation will be reduced Company-wide, and the annual bonus tied to financial metrics for eligible employees may be reduced if financial results are adversely affected. Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation will be reduced and the board will be reduced in size by two.

In response to the COVID-19 pandemic, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures. The Company presently estimates it will benefit from some provisions within the CARES Act resulting in an estimated cash refund of $2,335. The benefits will be reflected in the first quarter of 2020, when the law was enacted.

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company entered into a board approved amendment to the two-year seller-financed promissory note of $22,400, for the sale of the real estate assets previously used as the Company’s headquarters. The second promissory note, in the principal amount of $375, includes a deferred interest payment of $195 that was due April 1, 2020,  and a 2019 real property tax reconciliation payment due from the Purchaser. While it is anticipated that future interest payments will be made on a timely basis there is not a guarantee.

The Company is currently evaluating the impact of COVID-19 on its consolidated financial statements and has not yet quantified what material impacts to the financial statements and future cash flow may result from the actions taken by the Company and its customers in respect of this virus.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 25

The following discusses the changes in cash flows by operating, investing and financing activities in 2019 and 2018.

Operating Cash Flows

Net cash provided by operating activities was $1,205 and $11,718 in 2019 and 2018, respectively.

Cash flows from operating activities decreased in 2019, primarily due to federal income tax refunds of $7,305 received in 2018 (see Note 9 – Income Taxes) and changes in working capital and other operating assets and liabilities.

Cash flows from operating activities increased in 2018 compared to 2017, primarily due to the 2017 voluntary contribution of $20,000 to the A. H. Belo Pension Plans, the federal income tax refunds and changes in working capital and other operating assets and liabilities.

Investing Cash Flows

Net cash used for investing activities was $174 and $5,656 in 2019 and 2018, respectively.

Cash flows used for investing activities decreased in 2019, due to a reduction in capital spending of $3,241 and cash proceeds of $4,597 from the sale of real estate previously used as the Company’s headquarters, partially offset by the acquisition of Cubic Creative for $2,356.

Cash flows used for investing activities in 2018 was all attributable to capital spending.

Financing Cash Flows

Net cash used for financing activities was $7,718 and $8,409 in 2019 and 2018, respectively.

Cash used for financing activities included total dividends paid of $6,876 and $7,116 in 2019 and 2018, respectively.

In 2019,  the Company purchased 216,490 shares of its Series A common stock at a total cost of $842 under its board-authorized repurchase authority. However, the agreement to repurchase the Company’s stock expired in the fourth quarter of 2019 and was not renewed. In 2018, the Company purchased 266,409 shares of its Series A common stock at a total cost of $1,299.

Financing Arrangements

None.

Contractual Obligations

As of December 31, 2019, the Company had contractual obligations, in aggregate, of $16,225 for the next five years and $22,121 thereafter, for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 5 – Leases for future lease payments by year. In addition, the Company had expected purchase obligations of $237 related to capital expenditures.

In December 2017, AHC Dallas Properties, LLC, a wholly-owned subsidiary of the Company, assumed a 12-year lease agreement for office space that serves as the headquarters of the Denton Record-Chronicle. In connection with the sale of Denton Publishing Company, owner of the Denton Record-Chronicle, to Denton Media Company, Inc., the Company entered into a sublease with Denton Publishing Company for a term ending on July 30, 2023. While it is anticipated that lease payments will be made on a timely basis there is not a guarantee. If Denton Publishing Company is not able to meet the obligation, the Company may look to alternative sublease arrangements.

In December 2016, the Dallas Morning News, Inc., a wholly-owned subsidiary of the Company, entered into a 16-year lease agreement for office space for the Company’s new corporate headquarters. The Company recognizes rent expense on a straight-line basis. Per the amended lease agreement, rent payments began in November 2018.

The Company currently does not expect to make contributions to the A. H. Belo Pension Plans in 2020 and no contributions are required to these plans in 2020 under the applicable tax and labor laws governing pension plan funding.

On December 5, 2019, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on February 14, 2020, paid on March 6, 2020. On March 5, 2020, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on May 15, 2020, which is payable on June 5, 2020.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 26

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the Report of Independent Registered Public Accounting Firms, are included herein starting on page 36 of this Annual Report on Form 10-K.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2019. Based on that evaluation, management concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to material weaknesses in its internal control over financial reporting described below.

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

Management’s Report on Internal Control Over Financial Reporting

The management of A. H. Belo is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, an assessment of the effectiveness of internal control over financial reporting was conducted as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

During the second quarter of 2019, the Company acquired Cubic Creative. As permitted by SEC staff interpretive guidance for newly acquired businesses, the Company excluded Cubic Creative from management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. There were no material changes in the Company's internal control over financial reporting due to the acquisition during fiscal year 2019. The Cubic Creative acquisition is not considered significant to the Company's consolidated financial statements. Cubic Creative’s total revenue recorded in 2019 was 1.3 percent of the Company’s total revenue and total assets were 1.1 percent of the Company's total assets as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 27

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019, due to material weaknesses that existed as of such date.  The Company did not effectively design or operate certain process-level controls over the accuracy or the occurrence of revenue. In addition, certain process-level controls that were implemented during 2019 to remediate the previously reported material weaknesses related to the occurrence of revenue were not operating for a sufficient period of time.

Remediation Plans

The Company’s management, with oversight from the Audit Committee of the Board of Directors of the Company, is actively engaged in remediation efforts to address the material weaknesses identified above. As of the date of filing this Form 10-K, management is in the process of evaluating alternatives for modifying the design of certain ineffective controls and to ensure the operating effectiveness. Management intends to continue these efforts to remediate the 2019 material weaknesses including the following:

•	Modify certain process-level controls over the accuracy and occurrence of revenue.
•	Review the design of all process-level revenue controls and improve, as needed.
•

In its efforts to remediate the 2018 material weaknesses noted below, the Company enhanced training provided to all personnel who have financial reporting or internal control responsibilities. The training included a review of individual roles and responsibilities related to internal controls, improvements in oversight responsibilities and reemphasized the importance of completing the control procedures. However, in light of the material weaknesses identified for 2019 noted above, the Company concluded that these efforts were not effective and will continue to increase training in conjunction with reviewing the design and operating effectiveness of all revenue controls.

These improvements are targeted at strengthening the Company’s internal control over financial reporting and remediating the 2019 material weaknesses. The Company remains committed to an effective internal control environment and management believes that these actions and the improvements management expects to achieve as a result, will effectively remediate the 2019 material weaknesses. However, the material weaknesses in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively.

Changes in Internal Control Over Financial Reporting

Except as related to the material weaknesses and mitigation activities described below, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Certain Prior Year Material Weaknesses

As disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2018, and in the quarterly reports on Form 10-Q/A for the first two quarters of 2019 and Form 10-Q for the third quarter of 2019, the Company’s management, with oversight from the Audit Committee of the Board of Directors of the Company, actively engaged in remediation efforts to address the material weaknesses identified below. Management has taken a number of actions to remediate the 2018 material weaknesses. Before the issuance of Form 8-K filed November 20, 2019, which concluded that the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 should no longer be relied upon, these deficiencies were identified by management and remediation for most of them were well under way. The following are the material weaknesses that existed as of December 31, 2018, and the associated remediation:

Material Weaknesses Effectively Remediated

•

The Company did not have effective controls to ensure there was comprehensive analysis, documentation, and review over the preparation of the Company’s income tax provision. For 2019, the Company enhanced the existing controls to improve the level of precision of management’s review and analysis of work performed by management and third-party tax professionals and to capture detailed documentation of the execution of the controls over the preparation of the Company’s provision for income taxes.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 28

•

The Company did not design effective internal controls over its  processes used to conclude on and disclose the operating segments and reporting units of the Company, in addition to controls over identifying triggering events and the assumptions used in the valuation and impairment review of goodwill and long-lived assets. For 2019, the Company designed enhanced controls over impairment testing for both goodwill and the long-lived assets to ensure the controls are designed and operating effectively to include properly identifying triggering events along with enhancing controls around the reviews of assumptions used in impairment tests, with the assistance of a thirty-party valuation specialist. These enhanced controls were executed when performing asset impairment tests based on a triggering event that occurred in the third quarter of 2019 and when evaluating possible triggering events for the year-end 2019 impairment review.

•

The Company did not design and maintain effective monitoring controls over user access to, and the monitoring of elevated user access within, information technology (“IT”) systems and program change-management over certain IT systems that support the Company’s financial reporting processes. The Company’s process-level controls that are dependent on information from the affected IT systems were also deemed ineffective because reports used in the execution of the controls could have been adversely impacted. In early 2019, the Company identified improvements in the risk assessment and design of monitoring activities over change-management, the review of user access to the Company’s IT systems, the reviews of activities conducted by users with elevated access. The Company implemented enhanced controls for these areas prior to or during the fourth quarter of 2019.

Material Weaknesses Still Subject to Remediation

•

The Company did not design effective process-level controls over the assessment and application of revenue recognition and related accounts for new contracts with customers along with certain process-level controls over the occurrence of revenue. In the third quarter of 2019, the Company designed a new control to identify new contracts and determine appropriate revenue recognition. The Company also implemented additional process-level controls over the occurrence of revenue, but not all of these controls were operating for a sufficient period of time to fully remediate this material weakness, as noted above.

•

Throughout 2019, the Company developed and delivered further internal controls training to individuals associated with these control deficiencies and enhanced training provided to all personnel who have financial reporting or internal control responsibilities in these areas. However, in light of the material weaknesses identified for 2019 noted above, the Company concludes that these efforts were not effective and will increase training in conjunction with reviewing the design of all revenue controls noted above.

As a result of the remediation actions in 2019 discussed above, management has determined that certain, but not all, of the 2018 material weaknesses in internal controls over financial reporting have been remediated as of December 31, 2019.

Audit Opinion on Internal Control Over Financial Reporting

The effectiveness of the Company’s internal control over financial reporting was audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report,  which is included on page 37 of this Annual Report on Form 10-K.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 29

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the headings “A. H. Belo Corporation Stock Ownership,” “Proposal One: Election of Directors,” “Corporate Governance – Committees of the Board – Audit Committee,” “Corporate Governance – Committees of the Board – Nominating and Corporate Governance Committee,” and “Information About Our Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 2, 2020, is incorporated herein by reference.

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

Shareholders can also obtain, without charge, printed copies of any of the materials referred to above by contacting the Company at the following address:

A. H. Belo Corporation

P. O. Box 224866

Dallas, Texas 75222-4866

Attn: Investor Relations

Telephone: (214) 977-7342

Item 11. Executive Compensation

The information set forth under the headings “Corporate Governance – Committees of the Board – Compensation Committee,” “Executive Compensation – Summary Compensation Table, – Change in Control Arrangements and Other Agreements Upon Termination of Employment, – Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2019,” “Corporate Governance – “Director Compensation” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 2, 2020, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “A. H. Belo Corporation Stock Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information”  contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 2, 2020, is incorporated herein by reference.

Information regarding the number of shares of common stock authorized for issuance under the Company’s equity compensation plans is included in the Notes to the Consolidated Financial Statements, Note 8 - Long-term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Certain Relationships” and “Corporate Governance – Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 2, 2020, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 2, 2020, is incorporated herein by reference.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 30

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

* (a) Modification Agreement effective April 1, 2020 to Promissory Note dated May 17, 2020 (Exhibit 10.1 to the April 6, 2020 Form 8-K)
* (b) Promissory Note (Interest and Property Tax Reconciliation) effective April 1, 2020 (Exhibit 10.2 to the April 6, 2020 Form 8-K)

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 31

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*

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

			*	(f) Sixth Amendment to the A. H. Belo Savings Plan dated April 1, 2019 (Exhibit 10.2(1)(F) to the 1st Quarter 2019 Form 10-Q)
			*	(g)

Seventh Amendment to the A. H. Belo Savings Plan dated December 1, 2019 (Exhibit 10.2(1)(G) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 14, 2020 (Securities and Exchange Commission File No. 001-33741))

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

		~(7)	*	James M. Moroney III Employment Agreement dated April 18, 2018 (Exhibit 10.1 to the Company’s April 18, 2018 Form 8-K)

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 32

Exhibit Number	Description
10.3 *	Agreements relating to the separation of A. H. Belo from its former parent company:
	(1)	*

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

21			Subsidiaries of the Company
23.1			Consent of Grant Thornton LLP
24			Power of Attorney (set forth on the signature page(s) hereof)
31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS			**	XBRL Instance Document
101.SCH			**	XBRL Taxonomy Extension Scheme
101.CAL			**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Robert W. Decherd
Robert W. Decherd
Chairman of the Board, President and
Chief Executive Officer

Dated:	May 7, 2020

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 34

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd	Chairman of the Board, President and Chief Executive Officer	May 7, 2020
Robert W. Decherd

/s/ John A. Beckert	Director	May 7, 2020
John A. Beckert

/s/ Louis E. Caldera	Director	May 7, 2020
Louis E. Caldera

/s/ Ronald D. McCray	Director	May 7, 2020
Ronald D. McCray

/s/ Tyree B. Miller	Director	May 7, 2020
Tyree B. Miller

/s/ Nicole G. Small	Director	May 7, 2020
Nicole G. Small

/s/ Katy Murray	Executive Vice President/	May 7, 2020
Katy Murray	Chief Financial Officer (Principal Financial Officer)

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

A. H. Belo Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 7, 2020 expressed an adverse opinion.

Change in Accounting Principle

As discussed in Note 5 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2018.

Dallas, Texas

May 7, 2020

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 36

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

A. H. Belo Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of A. H. Belo Corporation (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

The Company did not effectively design or operate certain process-level controls over the accuracy or the occurrence of revenue. In addition, certain process-level controls that were implemented during 2019 to remediate the previously reported material weaknesses related to the occurrence of revenue were not operating for a sufficient period of time.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated May 7, 2020 which expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of the business acquired from Cubic Creative, Inc. through an asset acquisition, which constitutes 1.1 percent of total assets and 1.3 percent of total revenues, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.  As indicated in Management’s Report, the operations of Cubic Creative, Inc. were acquired during 2019.  Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the operations of Cubic Creative, Inc.

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

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 37

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Grant Thornton LLP

Dallas, Texas

May 7, 2020

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 38

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
In thousands, except share and per share amounts	2019	2018
Net Operating Revenue:
Advertising and marketing services	$95,856	$105,428
Circulation	68,260	71,919
Printing, distribution and other	19,447	24,940
Total net operating revenue	183,563	202,287
Operating Costs and Expense:
Employee compensation and benefits	80,134	89,304
Other production, distribution and operating costs	90,673	90,167
Newsprint, ink and other supplies	16,570	22,026
Depreciation	8,983	9,902
Amortization	495	799
Gain on sale/disposal of assets, net	(24,540)	—
Asset impairments	1,709	16,921
Total operating costs and expense	174,024	229,119
Operating income (loss)	9,539	(26,832)
Other income, net	4,169	3,891
Income (Loss) Before Income Taxes	13,708	(22,941)
Income tax provision	4,416	2,280
Net Income (Loss)	$9,292	$(25,221)

Per Share Basis
Net income (loss)
Basic and diluted	$0.43	$(1.17)
Number of common shares used in the per share calculation:
Basic and diluted	21,546,257	21,747,633

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 39

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In thousands	2019	2018
Net Income (Loss)	$9,292	$(25,221)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	247	630
Actuarial gains (losses)	5,100	(13,339)
Total other comprehensive income (loss), net of tax	5,347	(12,709)
Total Comprehensive Income (Loss)	$14,639	$(37,930)

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 40

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
In thousands, except share amounts	2019	2018
Assets
Current assets:
Cash and cash equivalents	$48,626	$55,313
Accounts receivable (net of allowance of $671 and $581 at December 31, 2019 and December 31, 2018, respectively)	18,441	22,057
Inventories	2,573	3,912
Prepaids and other current assets	5,164	5,023
Assets held for sale	—	1,089
Total current assets	74,804	87,394
Property, plant and equipment, at cost	343,893	422,966
Less accumulated depreciation	(325,440)	(396,705)
Property, plant and equipment, net	18,453	26,261
Operating lease right-of-use assets	21,371	—
Intangible assets, net	319	304
Deferred income taxes, net	50	3,572
Long-term note receivable	22,400	—
Other assets	3,648	5,029
Total assets	$141,045	$122,560
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,103	$6,334
Accrued compensation and benefits	7,407	8,294
Other accrued expense	5,930	5,586
Contract liabilities	12,098	11,449
Total current liabilities	31,538	31,663
Long-term pension liabilities	23,039	31,889
Long-term operating lease liabilities	23,120	—
Other post-employment benefits	1,347	1,165
Other liabilities	4,264	7,045
Total liabilities	83,308	71,762
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,854,975 and 20,854,728 shares at December 31, 2019 and December 31, 2018, respectively	209	209
Series B: issued 2,469,308 and 2,469,555 shares at December 31, 2019 and December 31, 2018, respectively	24	24
Treasury stock, Series A, at cost; 1,913,860 and 1,697,370 shares held at December 31, 2019 and December 31, 2018, respectively	(13,443)	(12,601)
Additional paid-in capital	494,389	494,389
Accumulated other comprehensive loss	(32,294)	(37,641)
Accumulated deficit	(391,148)	(393,582)
Total shareholders’ equity	57,737	50,798
Total liabilities and shareholders’ equity	$141,045	$122,560

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 41

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Years Ended December 31, 2019 and 2018
	Common Stock				Treasury Stock
In thousands, except share amounts	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2017	20,700,292	2,469,755	$232	$494,989	(1,430,961)	$(11,302)	$(24,932)	$(361,288)	$97,699
Net loss	—	—	—	—	—	—	—	(25,221)	(25,221)
Other comprehensive loss	—	—	—	—	—	—	(12,709)	—	(12,709)
Shares repurchased	—	—	—	—	(266,409)	(1,299)	—	—	(1,299)
Issuance of shares for restricted stock units	151,236	—	1	(1)	—	—	—	—	—
Issuance of shares for stock option exercises	3,000	—	—	6	—	—	—	—	6
Share-based compensation	—	—	—	(605)	—	—	—	—	(605)
Conversion of Series B to Series A	200	(200)	—	—	—	—	—	—	—
Dividends declared ($0.32 per share)	—	—	—	—	—	—	—	(7,073)	(7,073)
Balance at December 31, 2018	20,854,728	2,469,555	$233	$494,389	(1,697,370)	$(12,601)	$(37,641)	$(393,582)	$50,798
Net income	—	—	—	—	—	—	—	9,292	9,292
Other comprehensive income	—	—	—	—	—	—	5,347	—	5,347
Shares repurchased	—	—	—	—	(216,490)	(842)	—	—	(842)
Conversion of Series B to Series A	247	(247)	—	—	—	—	—	—	—
Dividends declared ($0.32 per share)	—	—	—	—	—	—	—	(6,858)	(6,858)
Balance at December 31, 2019	20,854,975	2,469,308	$233	$494,389	(1,913,860)	$(13,443)	$(32,294)	$(391,148)	$57,737

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 42

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2019	2018
Operating Activities
Net income (loss)	$9,292	$(25,221)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,478	10,701
Net periodic pension and other post-employment benefit	(3,259)	(3,818)
Share-based compensation	—	(605)
Bad debt expense	828	888
Deferred income taxes	3,522	1,783
(Gain) loss on sale/disposal of assets, net	(24,540)	212
Asset impairments	1,709	16,921
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	3,525	3,795
Inventories, prepaids and other current assets	1,198	7,970
Other assets	1,381	318
Accounts payable	(693)	(3,969)
Compensation and benefit obligations	(2,682)	818
Other accrued expenses	859	3,074
Contract liabilities	649	(221)
Other post-employment benefits	(62)	(928)
Net cash provided by operating activities	1,205	11,718
Investing Activities
Purchases of assets	(2,415)	(5,656)
Sales of assets	4,597	—
Acquisitions, net of cash acquired	(2,356)	—
Net cash used for investing activities	(174)	(5,656)
Financing Activities
Dividends paid	(6,876)	(7,116)
Shares repurchased	(842)	(1,299)
Proceeds from exercise of stock options	—	6
Net cash used for financing activities	(7,718)	(8,409)
Net decrease in cash and cash equivalents	(6,687)	(2,347)
Cash and cash equivalents, beginning of period	55,313	57,660
Cash and cash equivalents, end of period	$48,626	$55,313

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 43

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

The Company publishes The Dallas Morning News  (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences. Its newspaper operations also provide commercial printing and distribution services to several large national newspapers. In addition, the Company has the capabilities of a full-service strategy, creative and media agency that focuses on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients.

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

Accounts Receivable.   Accounts receivable are reported net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical write-off experience and the Company’s knowledge of the customers’ ability to pay amounts due. Accounts are written-off after all collection efforts fail; generally, after one year has expired. Expense for such uncollectible amounts is included in other production, distribution and operating costs. Bad debt expense for 2019 and 2018 was $828 and $888, respectively. Write-offs, net of recoveries and other adjustments for 2019 and 2018 were $738 and $1,362, respectively.

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

Notes Receivable.   Notes receivable are recorded net of an allowance for doubtful accounts. Notes receivable primarily relates to the financed portion of the sale of the Company’s former headquarters (see Note 15 – Disposal of Assets). Interest income is accrued on the unpaid principal balance. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Notes are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

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

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 44

The table below sets forth property, plant and equipment by type.

	December 31,		Estimated
	2019	2018	Useful Lives
Land	$2,191	$2,220
Buildings and improvements	85,316	111,411	5 - 30 years
Publishing equipment	174,019	216,891	3 - 20 years
Other	80,678	92,293	3 - 10 years
Construction in process	1,689	151
Total	343,893	422,966
Less accumulated depreciation	(325,440)	(396,705)
Property, plant and equipment, net	$18,453	$26,261

Goodwill.   Goodwill is recorded at the reporting unit level based on the excess fair value of prior business acquisitions over the fair value of the assets and liabilities acquired. Reporting units of the Company are based on its internal reporting structure and represent a reporting level below an operating segment. The Company has two reporting units consisting of Marketing Services and Publishing, which includes circulation, printing and distribution. Unless qualitative factors allow the Company to conclude it is more-likely-than-not that the fair value of the reporting unit exceeds its carrying value, goodwill is tested for impairment by estimating the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value for the reporting unit’s underlying assets and liabilities is determined and goodwill is adjusted accordingly. In determining the fair value for a reporting unit, the Company considers recent stock and sales transaction prices of peer group companies as well as the present value of expected future cash flows of the reporting unit. Significant assumptions include sales and expense growth rates, discount rates, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by changes in market conditions. The Company performs the goodwill impairment test as of December 31 each fiscal year or when changes in circumstances indicate an impairment event may have occurred. Impairment charges represent noncash charges and do not affect the Company’s liquidity, cash flows from operating activities or have any effect on future operations.

In the third quarter of 2019, the Company made a strategic change to move to a single-decision making reporting structure. With this reorganization, the Company revised its financial forecast for the remainder of the year, which resulted in a significant decrease in operating income for the Marketing Services reporting unit. The reorganization to one operating segment coupled with the significant decrease in the Marketing Services forecast was determined to be a triggering event that required an impairment review of goodwill and long-lived assets. In the third quarter of 2019, the Company tested the Marketing Services reporting unit’s goodwill for impairment using a discounted cash flow methodology with a peer-based risk-adjusted weighted average cost of capital. The Company believes the use of a discounted cash flow approach is the most reliable indicator of the estimated fair value of the business. Upon completion of the test, it was determined the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $1,593 in the third quarter of 2019, fully impairing goodwill. See Note 6 – Goodwill and Intangible Assets for additional information.

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

Investments.   The Company owns certain equity securities in companies in which it does not exercise control. These investments are recorded under the cost method with a balance of $1,432 at December 31, 2019 and 2018, and the Company recognizes income or loss upon the receipt of dividends or distributions, or upon liquidation of the investment. The Company evaluates its ability to recover the carrying value of cost method investments based upon operating results and the financial strength of the investee. If the Company determines the carrying value is not recoverable, an impairment charge is recorded for the difference between the fair value of the investment and the carrying value. For those investments where the Company is able to exercise significant influence over the investee as defined under ASC 323 – Equity Method and Joint Ventures, the Company accounts for the investment under the equity method of accounting, recognizing its share of the investee’s income or loss as a component of earnings. The Company had no material equity method investments as of December 31, 2019 and 2018.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 45

Pension.   The Company follows accounting guidance for single-employer defined benefit plans. Plan assets and the projected benefits obligation are measured each December 31, and the Company records as an asset or liability the net funded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to accumulated other comprehensive income (loss) and are amortized to net periodic pension expense (benefit) over the weighted average remaining life of plan participants, to the extent the cumulative balance in accumulated other comprehensive income (loss) exceeds 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. Net periodic pension expense (benefit) is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. Participation in and accrual of new benefits to participants has been frozen since 2007 and, accordingly, on-going service costs are not a component of net periodic pension expense (benefit). From time to time, the Company-sponsored plans may settle pension obligations with certain plan participants through the plans’ master trust as part of its de-risking strategies. The gains or losses associated with settlements of plan obligations to participants are recognized to earnings if such settlements exceed the interest component of net periodic pension cost for the year. Otherwise, such amounts are included in actuarial gains (losses) in accumulated other comprehensive income (loss). Re-measurement of plan assets and liabilities upon a significant settlement or curtailment event is performed based on the values of the month-end closest to the event.

Long-Term Incentive Plan.   The Company sponsored a long-term incentive plan (the “Plan”) under which it issued restricted stock units (“RSUs”) and cash awards to directors and certain employees of the Company. Due to the expiration of the Plan on February 8, 2018, A. H. Belo implemented, and shareholders approved, a new long-term incentive plan (the “2017 Plan”) under which 8,000,000 shares of the Company’s Series A and Series B common stock are authorized and remain available for equity-based awards. Like its predecessor plan, awards under the 2017 Plan may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards, RSUs, performance shares, performance units or stock appreciation rights.

In the fourth quarter of 2018, the board of directors approved the accelerated vesting and payout, and conversion to cash of all outstanding RSUs previously granted to the Company’s officers and directors under the Plan and the 2017 Plan. Prior to the amended award agreements, the fair value of awards issued under the long-term incentive plans was recognized to expense over the vesting period of the award. The fair value of RSUs was established at the closing price of the Company’s common stock on the date of grant. Vested RSUs were previously redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash over a period of up to three years.

As of December 31, 2019 and 2018, there were no stock based awards outstanding and all compensation expense has been fully recognized. See Note 8 – Long-term Incentive Plan for additional information.

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

In 2012, the Company’s board of directors authorized the purchase of the A. H. Belo Series A or Series B common stock, for use other than retirement, through open market purchases, privately negotiated transactions or otherwise. Treasury stock acquired under the repurchase program is recorded at cost, reducing shareholders’ equity. The acquired shares are available for sale on the open market or for settlement of obligations related to future stock based awards, if granted.

Accumulated other comprehensive loss consists of actuarial gains and losses associated with the A. H. Belo Pension Plans (the “Pension Plans”) and other post-employment benefit (the “OPEB”) plans. The cumulative balances are amortized to earnings over the weighted average remaining life expectancy of the participants to the extent such balances exceed 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. The Company discloses amounts reclassified from accumulated other comprehensive loss to net income (loss) in Note 11 - Shareholders' Equity.

Revenue Recognition.   The Company’s principal sources of revenue are sales of advertising within its newspaper and digital platforms, subscription and retail sales of its newspapers, commercial printing and distribution services, primarily related to national newspapers, and preprint advertising. In addition, revenue includes strategic marketing management, consulting, creative services, targeted and multi-channel (programmatic) advertising placed on third-party websites, social media management, search optimization, direct mail and the sale of promotional materials.

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

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 46

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

Circulation revenue is generated primarily by selling home delivery and digital subscriptions, as well as single copy sales to non-subscribers. Home delivery revenue is recognized over the subscription period based on the days of actual delivery over the total subscription days and single copy revenue is recognized at a point in time when the paper is purchased. Revenue is directly reduced for any non-payment for the grace period of home delivery subscriptions where the Company recorded revenue for newspapers delivered after a subscription expired. Digital-only subscription revenue is recognized over the subscription period based on daily or monthly access to the content in the subscription period.

Printing, distribution and other revenue is primarily generated from printing and distribution of other newspapers, as well as production of preprinted advertisements for other newspapers. Printing, distribution and other revenue is recognized at a point in time when the product or service is delivered.

Income Taxes.   The Company uses the asset and liability method of accounting for income taxes and recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company establishes a valuation allowance if it is more-likely-than-not that the deferred tax assets will not be realized. The factors used to assess the likelihood of realization of the deferred tax assets include future reversal of deferred tax liabilities, available tax planning strategies, future taxable income and taxable income in prior carryback years.

The Company evaluates any uncertain tax positions each reporting period by tax jurisdiction to determine if it is more-likely-than-not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements for such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If a net operating loss or other tax credit carry forward exists, the Company records the unrecognized tax benefits for such tax positions as a reduction to a deferred tax asset. Otherwise, the unrecognized tax benefits are recorded as a liability. The Company records a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in other income, net.

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

Segments.   In the third quarter of 2019, in conjunction with a strategic change to move to a single decision-making reporting structure and based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment. See Note 2 – Segment Reporting for additional information.

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

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 47

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

In August 2018, the FASB issued ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update clarifies the accounting for implementation costs incurred in a cloud computing arrangement, or hosting arrangement, that is a service contract. Costs for implementation activities incurred during the application development stage will be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages will be expensed as the activities are performed. The capitalized implementation costs will be expensed over the term of the hosting arrangement. The guidance will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this standard prospectively as of January 1, 2020, and does not expect a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes specific exceptions to the general principles in Topic 740 in order to reduce the complexity of its application. ASU 2019-12 also improves consistency and simplifies existing guidance by clarifying and amending certain specific areas of Topic 740. The guidance will be effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

Note 2:  Segment Reporting

Based on the Company’s structure and organizational chart, the Company’s chief operating decision-maker (the “CODM”) is its Chief Executive Officer, Robert W. Decherd.

In the third quarter of 2019, in conjunction with a strategic change to move to a single decision-making reporting structure and based on how the Company’s CODM makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment. Prior to the third quarter, the Company had two reportable segments, Publishing and Marketing Services, that each operated as a single reporting unit with all corporate expenses included in Publishing. Historical financial information by segment has been recast and reported as one segment. See Note 4 – Revenue for disaggregated revenue by source.

Note 3:  Acquisitions

On April 1, 2019, the Company completed the acquisition of certain assets of Cubic, Inc. for a cash purchase price of $2,356, net of $213 cash acquired. Transaction costs related to the purchase were a component of other production, distribution and operating costs in the Consolidated Statements of Operations and totaled $92, of which $86 and $6 were incurred in the years ended December 31, 2019 and 2018, respectively.

The new entity Cubic Creative, Inc. (“Cubic Creative”) is located in Tulsa, Oklahoma and has approximately 25 employees. This acquisition adds creative strategy services, which complement service offerings currently available to A. H. Belo clients. The expected benefit from providing these additional services was attributed to goodwill, all of which is expected to be deductible for tax purposes. See Note 6 – Goodwill and Intangible Assets for information on the goodwill impairment test conducted in the third quarter of 2019.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 48

The table below sets forth the finalized allocation of the purchase price.

Estimated Fair Value
Working capital, net of acquired cash	$228
Property, plant and equipment	25
Other intangible assets - customer relationships	510
Goodwill	1,593
Total	$2,356

Operating results of the business acquired have been included in the Consolidated Statements of Operations from the acquisition date forward. Operating results for the year ended December 31, 2019, included Cubic Creative operating revenue of $2,464 and pretax income of $1,885. Pro forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported. The fair value of the assets acquired would be classified as Level III assets (unobservable inputs) in the fair value hierarchy.

Note 4:  Revenue

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. This occurs when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services, typically at contract price or determined by stand-alone selling price. The Company has an estimated allowance for credits, refunds and similar obligations. Sales tax collected concurrent with revenue-producing activities are excluded from revenue.

Accounts receivable are reported net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical write-off experience and the Company’s knowledge of the customers’ ability to pay amounts due. Accounts are written-off after all collection efforts fail; generally, after one year has expired. Expense for such uncollectible amounts is included in other production, distribution and operating costs. Credit terms are customary.

The table below sets forth revenue disaggregated by revenue source. Due to the third quarter 2019 change to a single decision-making reporting structure (see Note 2 – Segment Reporting), the Company determined that disaggregating revenue by print and digital products best aligned with the new Company structure. The 2018 amounts were recast for comparative purposes.

	Years Ended December 31,
	2019	2018
		(Recast)
Advertising and Marketing Services
Print advertising	$62,256	$69,218
Digital advertising and marketing services	33,600	36,210
Total	$95,856	$105,428

Circulation
Print circulation	$63,321	$68,033
Digital circulation	4,939	3,886
Total	$68,260	$71,919

Printing, Distribution and Other	$19,447	$24,940

Total Revenue	$183,563	$202,287

Advertising and Marketing Services

Print advertising revenue represents sales of advertising space within the Company’s core and niche newspapers, as well as preprinted advertisements inserted into the Company’s core newspapers and niche publications or distributed to non-subscribers through the mail.

Digital advertising and marketing services revenue consists of strategic marketing management, consulting, creative services, targeted and multi-channel (programmatic) advertising placed on third-party websites, digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, social media management, search

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 49

optimization, direct mail and the sale of promotional materials. The Company’s auto sales division offered targeted advertising to auto dealerships primarily in the North Texas region desiring to advertise their inventory on the cars.com platform through September 30, 2019.

Advertising and marketing services revenue is primarily recognized at a point in time when the ad or service is complete and delivered, based on the customers’ contract price. Barter advertising transactions are recognized at estimated fair value based on the negotiated contract price and the range of prices for similar advertising from customers unrelated to the barter transaction. The Company expenses barter costs as incurred, which is independent from the timing of revenue recognition. In addition, certain digital advertising revenue related to website access is recognized over time, based on the customers’ monthly rate. The Company typically extends credit to advertising and marketing services customers, although for certain advertising campaigns the customer may pay in advance.

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

Circulation

Print circulation revenue is generated primarily by selling home delivery subscriptions and from single copy sales to non-subscribers. Home delivery revenue is recognized over the subscription period based on the days of actual delivery over the total subscription days and single copy revenue is recognized at a point in time when the paper is purchased. Revenue is directly reduced for any non-payment for the grace period of home delivery subscriptions where the Company recorded revenue for newspapers delivered after a subscription expired.

Digital circulation revenue is generated by digital-only subscriptions and is recognized over the subscription period based on daily or monthly access to the content in the subscription period.

Payment of circulation fees is typically received in advance and deferred over the subscription period.

Printing, Distribution and Other

Printing, distribution and other revenue is primarily generated from printing and distribution of other newspapers, as well as production of preprinted advertisements for other newspapers. Printing, distribution and other revenue is recognized at a point in time when the product or service is delivered. The Company typically extends credit to printing and distribution customers.

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied.  In the year ended December 31, 2019, the Company recognized $10,575 of revenue that was included in the contract liabilities balance as of December 31, 2018. The Company typically recognizes deferred revenue within 1 to 12 months.

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

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 50

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

Lease Accounting

The Company has various operating leases primarily for office space and other distribution centers, some of which include escalating lease payments and options to extend or terminate the lease. The Company determines if a contract is a lease at the inception of the arrangement. The exercise of lease renewal options are at the Company’s sole discretion and options are recognized when it is reasonably certain the Company will exercise the option. The recognized right-of-use assets and lease liabilities as calculated do not assume renewal options. The Company’s leases have remaining terms of less than 1 year to 14 years. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants.

The Company has a sublease with Denton Publishing Company for a remaining term of approximately four years. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. Sublease income is included in printing, distribution and other revenue in the Consolidated Statement of Operations. As of December 31, 2019, sublease income is expected to approximate $526 in 2020, $314 in 2021, $223 in 2022, and $129 in 2023.

Operating lease right-of-use assets and liabilities are recognized at commencement date of lease agreements greater than one year based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred. As of December 31, 2019, the Company entered into two additional operating leases with lease terms of three years, which will result in an additional right-of-use asset and liability of approximately $1,200 upon commencement in the first quarter of 2020.

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$21,371

Liabilities
Operating
Current	Other accrued expense	$1,579
Noncurrent	Long-term operating lease liabilities	23,120
Total lease liabilities		$24,699

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		11.7
Weighted average discount rate (%)		7.5

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 51

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

Year Ended December 31, 2019
Lease Cost
Operating lease cost	$4,264
Short-term lease cost	135
Variable lease cost	576
Sublease income	(734)
Total lease cost	$4,241

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities	$4,115
Right-of-use assets obtained in exchange for operating lease liabilities	23,886

The table below sets forth the remaining maturities of the Company’s lease liabilities as of December 31, 2019.

Years Ending December 31,	Operating Leases
2020	$3,345
2021	3,661
2022	3,613
2023	3,139
2024	2,467
Thereafter	22,121
Total lease payments	38,346
Less: imputed interest	13,647
Total lease liabilities	$24,699

The table below sets forth the future minimum obligations for operating leases in effect as of December 31, 2018, as determined prior to the adoption of ASU 2016-02. Total operating lease expense was $4,688 for the year ended December 31, 2018.

	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease commitments	$41,837	$4,403	$3,588	$3,575	$3,467	$3,533	$23,271

Note 6: Goodwill and Intangible Assets

In the third quarter of 2019, the Company reorganized all of its operations into a single decision-making reporting structure resulting in one reportable segment. Prior to the third quarter, the Company had two reportable segments, Publishing and Marketing Services, that each operated as a single reporting unit (see Note 2 – Segment Reporting). The table below sets forth intangible assets as of December 31, 2019 and 2018.

	December 31,	December 31,
	2019	2018
Intangible Assets
Cost	$2,030	$6,470
Accumulated Amortization	(1,711)	(3,196)
Asset Impairments	—	(2,970)
Net Carrying Value	$319	$304

The intangible assets include $1,520 of developed technology with an estimated useful life of five years, fully amortized in 2019, and $510 of customer relationships with estimated useful lives of two years and net carrying value of $319. Aggregate amortization expense was $495 and $799 for 2019 and 2018, respectively. Annual amortization expense is expected to approximate $255 in 2020 and $64 in 2021.

In the second quarter of 2019, in connection with the Cubic Creative acquisition, the Company recorded $1,593 of goodwill and $510 of intangible assets. Cubic Creative is a component within the Marketing Services reporting unit. In the third quarter of 2019, the Company made a strategic change to move to a single-decision making reporting structure. With this reorganization, the Company revised its financial forecast for the remainder of the year, which resulted in a significant decrease in operating income for the

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 52

Marketing Services reporting unit. The reorganization to one operating segment coupled with the significant decrease in the Marketing Services forecast was determined to be a triggering event that required an impairment review of goodwill and long-lived assets.

In the third quarter of 2019, the Company tested the Marketing Services reporting unit’s goodwill for impairment using a discounted cash flow methodology with a peer-based risk-adjusted weighted average cost of capital. The Company believes the use of a discounted cash flow approach is the most reliable indicator of the estimated fair value of the business. Upon completion of the test, it was determined the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $1,593 in the third quarter of 2019, fully impairing goodwill. The resulting adjustment to the deferred tax asset of $318 was fully offset by an adjustment to the valuation allowance, recorded as a charge to the income tax provision.

In connection with the goodwill impairment, the Company conducted a long-lived assets impairment test for Marketing Services. Upon completion of the test, it was determined the Marketing Services reporting unit’s long-lived assets’ estimated fair values were equal to or exceeded the carrying value and accordingly, no impairment was warranted.

In 2018, the Company conducted its annual goodwill impairment test as of December 31, 2018, for the Marketing Services reporting unit. The test indicated the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $13,973 in the fourth quarter of 2018, fully impairing goodwill. In connection with the goodwill impairment, the Company conducted a long-lived assets impairment test for  Marketing Services, resulting in an impairment charge of $2,970 in the fourth quarter of 2018, fully impairing intangible assets related to customer relationships.

Note 7: Related Party Transactions

In 2017, the Company extended a term note to eSite Analytics, Inc. (“eSite”) of $750. The note has a term of three years, matures February 8, 2020, and incurs interest at a rate of 5.5 percent. The note provides for quarterly interest and principal payments of approximately $60. In March 2019, the Company extended a line of credit of $200 to eSite. In November 2019, the $200 line of credit was rolled into the term note and the note was extended until September 30, 2022. As of December 31, 2019 and 2018, the note receivable was $573 and $650, respectively. On February 13, 2020, eSite paid off their loan, including interest. The Company also owns shares of eSite and accounted for its investment under the equity method of accounting.

Note 8: Long-term Incentive Plan

A. H. Belo sponsored a long-term incentive plan (the “Plan”) under which 8,000,000 shares of the Company’s Series A and Series B common stock were authorized for equity-based awards. Awards may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards, restricted stock units (“RSUs”), performance shares, performance units or stock appreciation rights. In addition, stock options may be accompanied by full and limited stock appreciation rights. Rights and limited stock appreciation rights may also be issued without accompanying stock options. Awards under the Plan were also granted to holders of stock options issued by A. H. Belo’s former parent company in connection with the Company’s separation from its former parent in 2008. Due to the expiration of the Plan on February 8, 2018, A. H. Belo implemented, and shareholders approved, a new long-term incentive plan (the “2017 Plan”) under which 8,000,000 shares of the Company’s Series A and Series B common stock are authorized and remain available for equity-based awards. Like its predecessor plan, awards under the 2017 Plan may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards, RSUs, performance shares, performance units or stock appreciation rights.

Stock Options.   No options have been granted since 2009. The aggregate intrinsic value of options exercised in 2018 was $7.  As of December 31, 2019 and 2018, there were no outstanding options and all compensation expense associated with stock options has been fully recognized.

Restricted Stock Units.   The Company issued RSUs under the Plan and the 2017 Plan to its officers and directors. The RSUs had service and/or performance conditions and, subject to retirement eligibility, vested over a period of up to three years. Vested RSUs were redeemed 60 percent in A. H. Belo Series A common stock and 40 percent in cash. In 2018, the Company issued 151,236 shares of Series A common stock and 100,833 shares were redeemed in cash for vested RSUs.

In the fourth quarter of 2018, the board of directors approved the accelerated vesting and payout, and conversion to cash of all outstanding RSUs previously granted to the Company’s officers and directors under the Plan and the 2017 Plan. Award agreements for an aggregate of 607,553 outstanding RSUs held by officers and directors were amended to provide for accelerated vesting, to the extent not already vested, as of December 10, 2018, and for accelerated payment entirely in cash. Each RSU was valued at an amount equal to the closing market price of a share of Series A Common Stock on the New York Stock Exchange on December 10, 2018. The total aggregate value of the RSUs being accelerated was approximately $2,521. RSUs held by officers not subject to the requirements of Code Section 409A were paid on December 21, 2018, and officers and directors subject to Code Section 409A were paid on the earlier of (i) December 11, 2019 or (ii) applicable date established under the award agreement. The Company paid $1,795 and $726 in 2019 and 2018, respectively.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 53

The liability, for the payments made in 2019, was included in other accrued expense in the Consolidated Balance Sheet as of December 31, 2018. There were no outstanding RSUs as of December 31, 2019 and 2018.

Compensation Expense.   Prior to the amended award agreements, A. H. Belo recognized compensation expense for awards granted under the Company’s long-term incentive plans over the vesting period of the award. The fair value of RSU grants was determined using the closing trading price of the Company’s Series A common stock on the grant date. As a result of the amended award agreements,  all compensation expense related to previously granted RSUs was fully recognized as of December 31, 2018. Additionally, the shareholders’ equity component of the compensation expense was reversed since the awards were converted to cash. Compensation expense related to granted RSUs is set forth in the table below.

Year Ended December 31,	RSUs Redeemable in Stock	RSUs Redeemable in Cash	Total RSU Awards Expense
2018	$(605)	$3,005	$2,400

Note 9: Income Taxes

The table below sets forth the Company’s income tax provision.

	Years Ended December 31,
	2019	2018
Current
Federal	$—	$(136)
State	894	633
Total current	894	497
Deferred
Federal	3,029	(1,975)
State	(124)	(15)
Total deferred	2,905	(1,990)
Valuation Allowance	617	3,773
Income Tax Provision	$4,416	$2,280

The table below reconciles the income tax provision (benefit) computed by applying the applicable United States federal income tax rate to the income tax provision computed at the effective income tax rate.

	Years Ended December 31,
	2019	2018
Computed expected income tax provision (benefit)	$2,879	$(4,818)
State income tax (net of federal benefit)	583	679
Valuation allowance	617	3,773
Federal tax reform - deferred rate change	—	(2)
Goodwill impairment	—	2,691
Nondeductible expenses	392	311
Uncertain tax position reserve	(15)	(165)
Other	(40)	(189)
Income tax provision	$4,416	$2,280
Effective income tax rate	32.2%	(9.9)%

A tax provision of $4,416 was recorded in 2019. The provision was primarily due to annual income before income taxes, primarily a result of income generated from the sale of the Company’s former headquarters (see Note 15 – Disposal of Assets), the Texas margin tax and an increase in the valuation allowance due to a change in judgement as to the realization of the Company’s deferred tax assets.

A tax provision of $2,280 was recorded in 2018. The provision was primarily due to the Texas margin tax and an increase in the valuation allowance due to a change in judgment as to the realization of the Company’s deferred tax assets, the measurement of which was in part impacted by asset impairment charges recognized by the Company in 2018. The current state tax provision was partially reduced by a refund of the 2017 Texas margin tax and a partial release of the reserve for uncertain tax positions.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 54

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provided for the acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes that began in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest. No material adjustments were made to this accounting in 2018.

The Company made income tax payments, net of refunds, of $901 and $(6,404) in 2019 and 2018, respectively. A refund of $4,095 was received in the third quarter of 2018, for a tax benefit recognized in 2017 related to a capital loss on the sale of the Denton Record-Chronicle in the fourth quarter of 2017, of which a portion was carried back against taxes paid in 2014. Tax benefits recognized in 2016 were carried back against taxes paid in 2014 for a refund of $3,210 received in the second quarter of 2018, which is the result of a tax benefit from the abandonment of the Company's ownership interest in Wanderful Media, LLC and the sale of the Company's equity investment in Homesnap, Inc. in the fourth quarter of 2016.

The table below sets forth the significant components of the Company’s deferred tax assets and liabilities.

	December 31,
	2019	2018
Gross Deferred Tax Assets:
Defined benefit plans	$4,838	$6,697
Investments	142	177
Tax depreciation less than book depreciation	1,378	2,058
Expenses deductible for tax purposes in a year different from the year accrued	838	1,481
Lease liability	5,187	—
Deferred compensation and benefits	—	376
Book amortization in excess of tax amortization	1,037	649
State taxes	146	83
Net operating loss carryforward	3,662	5,462
Other	644	427
Total deferred tax assets	17,872	17,410
Valuation allowance	(12,783)	(13,329)
Total deferred tax assets, net of valuation allowance	5,089	4,081
Gross Deferred Tax Liabilities:
Deferred compensation and benefits	(54)	—
Right-of-use asset	(4,488)	—
Other	(497)	(509)
Total deferred tax liabilities	(5,039)	(509)

Net Deferred Tax Assets	$50	$3,572

The presentation of net deferred tax assets and liabilities for each jurisdiction are presented as noncurrent within the Company’s Consolidated Balance Sheets. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The Company recognizes a valuation allowance for deferred tax assets when it is more-likely-than-not that these assets will not be realized. In making this determination, all positive and negative evidence is considered, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income and taxable income in prior carryback years. In 2019, the valuation allowance decreased $546, of which $1,163 is deferred tax assets related to amounts recorded in accumulated other comprehensive loss that are fully reserved by a valuation allowance. At December 31, 2019, the Company had a federal net operating loss carryforward of $17,154, of which $11,373 expires in 2037 and $5,781 does not have an expiration. The annual utilization of the portion of the federal net operating loss, which does not have an expiration, is limited to 80 percent of taxable income in future years. The Company has a state net operating loss of $60, which will begin to expire in 2039.

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

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 55

statute of limitations associated with the 2014 filing. The Company has recorded a reserve for the tax benefit related to uncertain state tax positions existing as of December 31, 2019, included in other liabilities in the Consolidated Balance Sheets.

The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit.

	2019	2018
Balance at January 1	$2,592	$2,757
Decrease related to statute of limitations expiring	(15)	(165)
Balance at December 31	$2,577	$2,592

The Company recorded interest expense of $253 and $4 for 2019 and 2018, respectively, included in other income, net in the Consolidated Statements of Operations. Accrued interest at December 31, 2019 and 2018 was $282 and $29, respectively, included in other liabilities in the Consolidated Balance Sheets.

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

The Company is the sole sponsor of the Pension Plans and is required to meet certain pension funding requirements as established under the Employment Retirement Income Security Act (“ERISA”). Instability in global and domestic capital markets may result in low returns on the assets contributed to the Pension Plans. Additionally, low yields on corporate bonds may decrease the discount rate, resulting in a higher funding obligation. Although legislation was enacted into law in 2012, which provided limited funding relief, market conditions could materially increase the funding requirements associated with the Pension Plans, with an adverse effect on the Company’s liquidity and financial condition. The Company was not required to make contributions to the A. H. Belo Pension Plans in 2019 and 2018 under ERISA. The Company will continue to evaluate the feasibility of de-risking strategies based on the economic benefits to the Company.

Actuarial gains (losses) of $5,282 and $(13,240) were recorded to other comprehensive income (loss) in 2019 and 2018, respectively; see Note 11 - Shareholders' Equity for information on amounts recorded to accumulated other comprehensive loss.

The table below sets forth summarized financial information about the A. H. Belo Pension Plans.

	2019	2018
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$203,424	$219,635
Interest cost	7,896	7,185
Actuarial (gain) loss	20,202	(11,697)
Benefit payments	(12,078)	(11,699)
Projected benefit obligation at end of year	219,444	203,424
Change in Plan Assets
Fair value of plan assets at beginning of year	171,535	196,597
Return on plan assets	36,948	(13,363)
Benefit payments	(12,078)	(11,699)
Fair value of plan assets at end of year	196,405	171,535
Funded Status	$(23,039)	$(31,889)
Amounts Recorded on the Balance Sheet
Noncurrent liability - accrued benefit cost	$23,039	$31,889
Accumulated Benefit Obligation	$219,444	$203,424

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 56

Net Periodic Pension Benefit

The projected benefit obligations of the A. H. Belo Pension Plans are estimated using the FTSE Pension Discount Curve, which is based upon a portfolio of high-quality corporate debt securities with maturities that correlate to the expected timing of estimated benefit payments to the Pension Plans’ participants. Future estimated benefit payments are discounted to their present value at the appropriate yield curve spot rate to determine the projected benefit obligation outstanding at each year end. The single equivalent discount rate as of December 31, 2019 was 2.9 percent and 4.0 percent for December 31, 2018.

Interest expense included in net periodic pension benefit is based on the FTSE Pension Discount Curve established at the beginning of the fiscal year. The discount rate for fiscal year 2019 and 2018 interest cost was 4.0 percent and 3.4 percent, respectively.

The Company assumed a 6.5 percent long-term return on the Pension Plans’ assets in 2019 and 2018. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans. Investment strategies for the Pension Plans’ assets are based upon factors such as the effective duration of the actuarial liabilities and market risks.

The Company’s estimates of net periodic pension expense (benefit) are based on the expected return on plan assets, interest on the projected benefit obligations and the amortization of actuarial gains and losses that are deferred in accumulated other comprehensive loss. Participation in and accrual of new benefits to participants has been frozen since 2007 and, accordingly, on-going service costs are not a component of net periodic pension expense (benefit). The table below sets forth components of net periodic pension benefit, which are included in other income, net in the Consolidated Statements of Operations.

	Years Ended December 31,
	2019	2018
Interest cost	$7,896	$7,185
Expected return on plans' assets	(11,464)	(11,575)
Amortization of actuarial loss	278	671
Net periodic pension benefit	$(3,290)	$(3,719)

Plan Assets

The Company is responsible for directing the investment strategies of the A. H. Belo Pension Plans’ assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risks. The long-term targeted allocation of the Pension Plans’ assets invested in equity securities and fixed income securities is 45.0 percent and 55.0 percent, respectively. These targets are determined based on the effective duration of the actuarial liabilities, the expected long-term rate of return on assets, and expected market risks. Investment risk is continuously monitored and Pension Plans’ assets are rebalanced to target allocations to meet the Company’s strategy and the Pension Plans’ liquidity needs. At December 31, 2019, the Pension Plans’ investments in equity securities and fixed income securities accounted for 43.0 percent and 57.0 percent of the total noncash holdings, respectively.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 57

The table below sets forth the A. H. Belo Pension Plans’ assets at fair value as of December 31, 2019 and 2018, with inputs used to develop fair value measurements.

	Fair Value Measurements Using
	Total		Quoted Price in Active Markets for Identical Assets (Level I)		Significant Other Observable Inputs (Level II)		Significant Unobservable Inputs (Level III)
Description	2019	2018	2019	2018	2019	2018	2019	2018
Cash and Money Market Funds	$1,743	$7,000	$1,743	$7,000	$—	$—	$—	$—
Equity Funds
U.S. equity securities	54,258	46,346	—	—	54,258	46,346	—	—
International equity securities	29,519	22,783	—	—	29,519	22,783	—	—
Fixed Income Funds
Domestic corporate and government debt securities	60,743	52,179	—	—	60,743	52,179	—	—
Domestic corporate debt securities	46,115	38,814	—	—	46,115	38,814	—	—
International corporate and government debt securities	4,027	4,413	—	—	4,027	4,413	—	—
Total	$196,405	$171,535	$1,743	$7,000	$194,662	$164,535	$—	$—

Inputs and valuation techniques used to measure the fair value of Pension Plans’ assets vary according to the type of asset being valued. Cash and money market funds are designated as Level I. Remaining investments are in commingled funds and fair values are determined by the fund manager primarily based upon closing market quotes of the assets. Equity securities held through units in these funds are monitored as to issuer and industry. As of December 31, 2019, there were no significant concentrations of equity or debt securities in any single issuer or industry.

Other

The table below sets forth the Company’s expected future benefit payments as of December 31, 2019.

Payment year	Expected Benefit Payments
2020	$13,354
2021	13,364
2022	13,455
2023	13,300
2024	13,267
2025 - 2029	64,577

The Company currently does not expect to make contributions to the A. H. Belo Pension Plans in 2020 and no contributions are required to these plans in 2020 under ERISA.

Other defined benefit plans.   A. H. Belo also sponsors other post-employment benefit (the “OPEB”) plans, which provide health and life insurance benefits for certain retired employees. These plans were frozen subsequent to the separation from the Company’s former parent company; therefore, no future benefits accrue and on-going service costs are not a component of net periodic benefit cost. The Company recorded a liability of $1,347 and $1,165 related to the OPEB plans as of December 31, 2019 and 2018, respectively. A net periodic benefit cost of $9 and $4 in 2019 and 2018, respectively, was recorded to other income, net. The net periodic benefit cost primarily represents amortization of actuarial gains (losses) and prior service costs, offset by interest expense associated with the actuarial liability. Actuarial losses of $(182) and $(99) were recorded to other comprehensive income (loss) in 2019 and 2018, respectively; see Note 11 - Shareholders' Equity.

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

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 58

employee contributions, up to 1.5 percent of the employees’ compensation. The Company recorded expense of $702 and $855 in 2019 and 2018 respectively, for matching contributions to the Savings Plan.

Note 11: Shareholders’ Equity

Dividends.   Quarterly dividends of $0.08 per share returned $6,876 and $7,116 to shareholders in 2019 and 2018, respectively. On December 5, 2019, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on February 14, 2020, paid on March 6, 2020.

Treasury Stock.   The Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. During the fourth quarter of 2019 and 2018, the Company purchased 33,032 and 55,445 shares of its Series A common stock, respectively, through open market transactions for $123 and $ 243, respectively. However, the agreement to repurchase the Company’s stock expired in the fourth quarter of 2019 and was not renewed. In 2019 and 2018, the Company purchased 216,490 and 266,409 shares of its Series A common stock, respectively, through open market transactions for $842 and $1,299, respectively.

Outstanding Shares.   The Company had Series A and Series B common stock outstanding of 18,941,115 and 2,469,308, respectively, net of treasury shares at December 31, 2019. At December 31, 2018, the Company had Series A and Series B common stock outstanding of 19,157,358 and 2,469,555, respectively, net of treasury shares.

Accumulated Other Comprehensive Loss.   Accumulated other comprehensive loss consists of actuarial gains and losses attributable to the A. H. Belo Pension Plans, gains and losses resulting from Pension Plans’ amendments and other actuarial experience attributable to OPEB plans. The Company records amortization of the components of accumulated other comprehensive loss in other income, net in its Consolidated Statements of Operations. Gains and losses are amortized over the weighted average remaining life expectancy of the OPEB and Pension plans’ participants. In 2020, the Company anticipates amortizing $876 of net losses in accumulated other comprehensive loss related to its defined benefit Pension Plans and OPEB plans.

The table below sets forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Years Ended December 31,
	2019			2018
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(37,641)	$(38,003)	$362	$(24,932)	$(25,434)	$502
Amortization	247	278	(31)	630	671	(41)
Actuarial gains (losses)	5,100	5,282	(182)	(13,339)	(13,240)	(99)
Balance, end of period	$(32,294)	$(32,443)	$149	$(37,641)	$(38,003)	$362

Note 12: Earnings Per Share

The table below sets forth the reconciliation for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Years Ended December 31,
	2019	2018
Earnings (Numerator)
Net income (loss)	$9,292	$(25,221)
Less: dividends to participating securities	—	142
Net income (loss) available to common shareholders	$9,292	$(25,363)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted)	21,546,257	21,747,633

Income (Loss) Per Share
Basic and diluted	$0.43	$(1.17)

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 59

Holders of service-based RSUs participate in A. H. Belo dividends on a one-for-one share basis. Distributed and undistributed income associated with participating securities is included in the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

There were no options or RSUs outstanding as of December 31, 2019 and 2018.

Note 13: Commitments and Contingencies

As of December 31, 2019, the Company had contractual obligations, in aggregate, of $16,225 for the next five years and $22,121 thereafter, for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 5 – Leases for future lease payments by year. In addition, the Company had expected purchase obligations of $237 related to capital expenditures.

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

Total lease expense for property and equipment was $4,975 and $4,688 in 2019 and 2018, respectively.

The Company funds the A. H. Belo Pension Plans to meet or exceed statutory requirements. The Company currently does not expect to make contributions to the A. H. Belo Pension Plans in 2020 and no contributions are required to these plans in 2020 under the applicable tax and labor laws governing pension plan funding; see Note 10 - Pension and Other Retirement Plans.

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

Note 14: Supplemental Cash Flow Data

The table below sets forth supplemental disclosures related to the Company’s Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2019	2018
Income tax paid, net (refund)	$901	$(6,404)
Noncash investing and financing activities:
Investments in property, plant and equipment payable	$237	$131
Dividends payable	1,713	1,730
Long-term note receivable for asset sales	22,400	—

Note 15: Disposal of Assets

In the third quarter of 2019, the Company recorded a loss of $1,362 on the disposal of newspaper production assets and publishing software that was replaced by a new digital content platform. The loss is included in the gain on sale/disposal of assets, net in the Consolidated Statement of Operations. The newspaper production assets were disposed as a result of the Company’s strategic decision, in the first quarter of 2019, to eliminate its brokered printing business and reduce the number of local and national commercial print customers it serves from more than 30 to 5.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 60

On May 17, 2019, the Company finalized a Purchase and Sale Agreement with Charter DMN Holdings, LP (the “Purchaser”) for the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two-year seller-financed promissory note (the “Promissory Note”) of $22,400, included in long-term note receivable in the Consolidated Balance Sheets. The sale provides the Company an additional $1,000 contingency payment if certain conditions are met; however, at this time the Company does not believe these conditions are probable.

The Promissory Note is secured by a first lien deed of trust covering the property and bears interest payable in quarterly installments that began on July 1, 2019, continuing through its maturity on June 30, 2021, and includes a pre-payment feature. Interest will be accrued at 3.5 percent during the first year and at 4.5 percent during the second year. See Note 17 – Subsequent Events for additional information.

In the second quarter of 2019, the Company recorded a pretax gain of $25,908, included in the gain on sale/disposal of assets, net in the Consolidated Statement of Operations. Due to the offset by existing net operating loss carryforwards, the Company did not record any current tax expense related to the sale transaction. These assets had a carrying value of $1,089, and were reported as assets held for sale in the Consolidated Balance Sheet as of December 31, 2018.

Note 16: Quarterly Results of Operations (Unaudited)

The table below sets forth a summary of the unaudited consolidated quarterly results of operations for 2019 and 2018.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2019	2018	2019	2018	2019	2018	2019	2018
Net operating revenue	$46,589	$49,453	$47,115	$51,169	$43,057	$49,052	$46,802	$52,613
Operating income (loss)	(3,928)	(6,217)	22,855	(1,367)	(6,974)	(1,302)	(2,414)	(17,946)
Net income (loss)	(2,135)	(4,014)	16,528	(534)	(4,005)	(1,036)	(1,096)	(19,637)

Net income (loss) per share
Basic and diluted	$(0.10)	$(0.19)	$0.77	$(0.03)	$(0.19)	$(0.05)	$(0.05)	$(0.91)

The following are significant activities in 2019:

•    In the second quarter of 2019, the Company completed the sale of real estate previously used as the Company’s headquarters for $28,000, resulting in a pretax gain of $25,908; see Note 15 – Disposal of Assets.

•    In the third quarter of 2019, in conjunction with a strategic change to a single decision-making reporting structure that resulted in one reportable segment and a significant decrease in the Marketing Services forecast, the Company completed a goodwill impairment test for the Marketing Services reporting unit. Upon completion of the test, it was determined the Marketing Services reporting unit’s carrying value exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment charge of $1,593, fully impairing goodwill; see Note 6 – Goodwill and Intangible Assets.

The following are significant activities in 2018:

•    In the second quarter of 2018, the Company received an income tax refund of $3,210 for a tax benefit recognized in 2016 that was carried back against taxes paid in 2014 related to the abandonment of the Company's ownership interest in Wanderful Media, LLC and the sale of the Company's equity investment in Homesnap, Inc. in the fourth quarter of 2016; see Note 9 – Income Taxes.

•    In the third quarter of 2018, the Company received an income tax refund of $4,095 for a tax benefit recognized in 2017 related to a capital loss on the sale of the Denton Record-Chronicle in the fourth quarter of 2017, of which a portion was carried back against taxes paid in 2014; see Note 9 – Income Taxes.

•    In the fourth quarter of 2018, as a result of the Company’s annual goodwill impairment test the Company recorded a noncash goodwill impairment charge of $13,973. In connection with the goodwill impairment, the Company conducted a long-lived assets impairment test, resulting in an intangible assets impairment charge of $2,970; see Note 6 – Goodwill and Intangible Assets.

Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 61

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

Currently, the rapid spread of coronavirus (COVID-19) globally has resulted in increased travel restrictions and disruption and shutdown of businesses. The Company has experienced, and may continue to experience, impacts from quarantines, market downturns and changes in customer behavior related to the pandemic and impacts on its workforce if the spread of the virus widens and becomes of longer duration. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for employees, including the temporary closure of some of the Company’s offices and having employees work remotely. Employees, including financial reporting staff, have been working remotely since on or about March 10, 2020. If the virus were to affect a significant number of the workforce employed in printing operations, the Company may experience delays or be unable to produce, print and deliver its and third-party print publications on a timely basis. In addition, one or more printing customers, distribution partners, service providers or suppliers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in its business due to the coronavirus outbreak. The extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity and length of the coronavirus pandemic and the actions taken by governments and private businesses to contain the coronavirus. The coronavirus is likely to have an adverse impact on the Company’s business, results of operations and financial condition at least for the near term.

The full impact of COVID-19 is not yet known and is rapidly evolving. The outbreak and any preventative or protective actions that the Company has taken and may continue to take, or may be imposed on the Company by governmental intervention, in respect of this virus may result in a period of disruption to the Company’s financial reporting capabilities, its printing operations, and its operations generally. COVID-19 is impacting, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in a loss of advertising revenue or supply chain disruption.

Media has been designated an essential business, therefore the Company’s operations are continuing. The Company is experiencing an increase in digital subscriptions, which currently does not offset the loss of advertising revenue. On April 6, 2020, the Company announced that it is taking several actions in response to the financial impact of COVID-19. The Company will reduce operating and capital expenditures, and lower the quarterly dividend rate for future dividends declared, if any. In addition, employees’ base compensation will be reduced Company-wide, and the annual bonus tied to financial metrics for eligible employees may be reduced if financial results are adversely affected.  Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation will be reduced and the board will be reduced in size by two. The Company is currently evaluating the impact on its consolidated financial statements and has not yet quantified what material impacts to the financial statements may result from the actions taken by the Company and its customers in respect of this virus.

In response to the COVID-19 pandemic, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. This legislation was enacted before the date of filing this Form 10-K; however, the effective date is subsequent to December 31, 2019. The Company is continuing to assess the impacts the CARES Act may have on its consolidated financial statements. The Company presently estimates it will benefit from the temporary five-year net operating loss carryback provision and the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100 percent tax bonus depreciation. Applying this correction to 2018 is estimated to result in reporting additional tax depreciation of $1,017 and increase the 2018 net operating loss to approximately $6,798. The loss is expected to be carried back to 2014 for an estimated cash refund of $2,335. These benefits will be reflected in the first quarter of 2020, when the law was enacted.

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

The Purchaser of the Company’s former headquarters requested, and on April 3, 2020, the Company entered into a board approved amendment to the Promissory Note deferring the Purchaser’s interest payment of $195 that was due April 1, 2020, and adding it to a second promissory note (the “Second Promissory Note”). In addition, the Second Promissory Note includes a 2019 real property tax reconciliation payment due from the Purchaser under the Purchase and Sale Agreement in the amount of $180. The Second Promissory Note, in the principal amount of $375, is secured by a second lien deed of trust covering the property and due June 30, 2021.

A. H. Belo Corporation 2019 Annual Report on Form 10-K	PAGE 62