Form 10-Q
period 2020-03-31
A. H. Belo Corp
filed 2020-06-05
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Shares of Common Stock outstanding at June 2, 2020: 21,410,423 shares (consisting of 18,941,340 shares of Series A Common Stock and 2,469,083 shares of Series B Common Stock).

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

A. H. Belo Corporation (the “Company”) is filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Report”) pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On May 8, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days. As result of the global outbreak of the COVID-19 virus and out of an abundance of caution, members of the Company’s newsroom and certain other employees, including financial reporting staff, began working remotely on or about March 10, 2020. On March 13, 2020, the Company’s independent public accounting firm, Grant Thornton LLP (“Grant Thornton”), advised the Company that its professional staff engaged in the review of the Company’s financial statements would no longer be present at the Company’s facilities as a result of the COVID-19 virus. The Company has been working with its audit firm’s personnel remotely since that time. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees, including the temporary closures of some of its offices and having employees work remotely. The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic that has spread throughout the United States and the world. The Company’s business was abruptly and dramatically impacted by the COVID-19 pandemic as the Company’s headquarters, printing operations, and marketing services offices are located in Texas counties that were under stay-at-home orders resulting in staffing and work-from-home challenges. Even as the stay-at-home orders were lifted in Texas, the Company’s corporate offices have not re-opened and personnel have continued to work from home. These disruptions to the process of preparing the Company’s financial statements as a result of the COVID-19 virus are causing the Company’s Form 10-Q for the first quarter of 2020, which was due on May 11, 2020, to be delayed. Consequently, the Company was unable to timely file the Report without the extension provided for by the Order.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q

A. H. BELO CORPORATION

FORM 10-Q

A. H. Belo Corporation First Quarter 2020 on Form 10-Q

PART I

Item 1.  Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
In thousands, except share and per share amounts (unaudited)	2020	2019
Net Operating Revenue:
Advertising and marketing services	$19,327	$24,041
Circulation	16,414	17,273
Printing, distribution and other	4,602	5,275
Total net operating revenue	40,343	46,589
Operating Costs and Expense:
Employee compensation and benefits	19,016	21,124
Other production, distribution and operating costs	20,992	22,184
Newsprint, ink and other supplies	3,271	4,747
Depreciation	1,765	2,386
Amortization	64	76
Gain on sale/disposal of assets, net	(5)	—
Total operating costs and expense	45,103	50,517
Operating loss	(4,760)	(3,928)
Other income, net	1,352	829
Loss Before Income Taxes	(3,408)	(3,099)
Income tax benefit	(1,787)	(964)
Net Loss	$(1,621)	$(2,135)

Per Share Basis
Net loss
Basic and diluted	$(0.08)	$(0.10)
Number of common shares used in the per share calculation:
Basic and diluted	21,410,423	21,594,262

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     4

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
In thousands (unaudited)	2020	2019
Net Loss	$(1,621)	$(2,135)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	219	63
Total other comprehensive income, net of tax	219	63
Total Comprehensive Loss	$(1,402)	$(2,072)

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     5

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
In thousands, except share amounts (unaudited)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$43,934	$48,626
Accounts receivable (net of allowance of $804 and $671 at March 31, 2020 and December 31, 2019, respectively)	14,946	18,441
Inventories	2,677	2,573
Prepaids and other current assets	9,249	5,164
Total current assets	70,806	74,804
Property, plant and equipment, at cost	344,046	343,893
Less accumulated depreciation	(327,205)	(325,440)
Property, plant and equipment, net	16,841	18,453
Operating lease right-of-use assets	22,483	21,371
Intangible assets, net	255	319
Deferred income taxes, net	36	50
Long-term note receivable	22,400	22,400
Other assets	3,631	3,648
Total assets	$136,452	$141,045
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,989	$6,103
Accrued compensation and benefits	5,295	7,407
Other accrued expense	6,222	5,930
Contract liabilities	14,283	12,098
Total current liabilities	30,789	31,538
Long-term pension liabilities	21,657	23,039
Long-term operating lease liabilities	23,694	23,120
Other post-employment benefits	1,339	1,347
Other liabilities	4,351	4,264
Total liabilities	81,830	83,308
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; Authorized 125,000,000 shares
Series A: issued 20,855,200 and 20,854,975 shares at March 31, 2020 and December 31, 2019, respectively	209	209
Series B: issued 2,469,083 and 2,469,308 shares at March 31, 2020 and December 31, 2019, respectively	24	24
Treasury stock, Series A, at cost; 1,913,860 shares held at March 31, 2020 and December 31, 2019	(13,443)	(13,443)
Additional paid-in capital	494,389	494,389
Accumulated other comprehensive loss	(32,075)	(32,294)
Accumulated deficit	(394,482)	(391,148)
Total shareholders’ equity	54,622	57,737
Total liabilities and shareholders’ equity	$136,452	$141,045

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     6

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31, 2020 and 2019
	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2018	20,854,728	2,469,555	$233	$494,389	(1,697,370)	$(12,601)	$(37,641)	$(393,582)	$50,798
Net loss	—	—	—	—	—	—	—	(2,135)	(2,135)
Other comprehensive income	—	—	—	—	—	—	63	—	63
Shares repurchased	—	—	—	—	(83,529)	(340)	—	—	(340)
Conversion of Series B to Series A	11	(11)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(1,720)	(1,720)
Balance at March 31, 2019	20,854,739	2,469,544	$233	$494,389	(1,780,899)	$(12,941)	$(37,578)	$(397,437)	$46,666
Balance at December 31, 2019	20,854,975	2,469,308	$233	$494,389	(1,913,860)	$(13,443)	$(32,294)	$(391,148)	$57,737
Net loss	—	—	—	—	—	—	—	(1,621)	(1,621)
Other comprehensive income	—	—	—	—	—	—	219	—	219
Conversion of Series B to Series A	225	(225)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(1,713)	(1,713)
Balance at March 31, 2020	20,855,200	2,469,083	$233	$494,389	(1,913,860)	$(13,443)	$(32,075)	$(394,482)	$54,622

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     7

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands (unaudited)	2020	2019
Operating Activities
Net loss	$(1,621)	$(2,135)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,829	2,462
Net periodic pension and other post-employment benefit	(1,154)	(818)
Bad debt expense	296	400
Deferred income taxes	14	(786)
Gain on sale/disposal of assets, net	(5)	—
Loss on investment related activity	18	—
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	3,199	2,105
Inventories, prepaids and other current assets	(4,189)	(1,309)
Other assets	(1)	1,001
Accounts payable	(1,114)	(1,609)
Compensation and benefit obligations	(2,112)	(3,362)
Other accrued expenses	78	595
Contract liabilities	2,185	704
Other post-employment benefits	(17)	(14)
Net cash used for operating activities	(2,594)	(2,766)
Investing Activities
Purchases of assets	(390)	(180)
Sales of assets	5	—
Net cash used for investing activities	(385)	(180)
Financing Activities
Dividends paid	(1,713)	(1,726)
Shares repurchased	—	(340)
Net cash used for financing activities	(1,713)	(2,066)
Net decrease in cash and cash equivalents	(4,692)	(5,012)
Cash and cash equivalents, beginning of period	48,626	55,313
Cash and cash equivalents, end of period	$43,934	$50,301

Supplemental Disclosures
Income tax paid, net (refund)	$5	$9
Noncash investing and financing activities:
Dividends payable	1,713	1,723

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     8

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

COVID-19 Pandemic.     Currently, the rapid spread of coronavirus (COVID-19) globally has resulted in increased travel restrictions, and disruption and shutdown of businesses. The Company has experienced, and may continue to experience, impacts from quarantines, market downturns and changes in customer behavior related to the pandemic and impacts on its workforce if the spread of the virus widens and becomes of longer duration. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for employees, including the temporary closure of some of the Company’s offices and having employees work remotely. Employees, including financial reporting staff, have been working remotely since on or about March 10, 2020. Even as the stay-at-home orders were lifted in Texas, the Company’s corporate offices have not re-opened and personnel have continued to work from home. If the virus were to affect a significant number of the workforce employed in printing operations, the Company may experience delays or be unable to produce, print and deliver its publications and other third-party print publications on a timely basis. In addition, one or more printing customers, distribution partners, service providers or suppliers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in its business due to the coronavirus outbreak. The extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity and length of the coronavirus pandemic and the actions taken by governments and private businesses to contain the coronavirus. The coronavirus is likely to have an adverse impact on the Company’s business, results of operations and financial condition at least for the near term.

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

Basis of Presentation.     The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in the Company’s opinion, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated. All intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

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

The COVID-19 pandemic has caused increased uncertainty in management’s estimates and assumptions affecting these interim consolidated financial statements. Areas where significant estimates are used include pension and other post-employment benefit obligation assumptions, income taxes, leases, self-insured liabilities, and long-lived assets impairment review.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     9

Recently Adopted Accounting Pronouncements.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update clarifies the accounting for implementation costs incurred in a cloud computing arrangement, or hosting arrangement, that is a service contract. Costs for implementation activities incurred during the application development stage will be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages will be expensed as the activities are performed. The capitalized implementation costs will be expensed over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-15 prospectively as of January 1, 2020, and it did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14 – Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This update modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that are no longer considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant. The guidance will be effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company will adopt this standard retrospectively as of its fiscal year ending December 31, 2020, but does not expect a material impact on the Company’s consolidated financial statements and related disclosures.

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

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     10

Note 3:  Acquisitions

In April 2019, the Company completed the acquisition of certain assets of Cubic, Inc. for a cash purchase price of $2,356, net of $213 cash acquired. Transaction costs related to the purchase were a component of other production, distribution and operating costs in the Consolidated Statements of Operations and totaled $92, of which $0 and $23 were incurred in the three months ended March 31,  2020 and 2019, respectively.

The new entity Cubic Creative, Inc. (“Cubic Creative”) is located in Tulsa, Oklahoma. This acquisition added creative strategy services, which complement service offerings currently available to A. H. Belo clients. The expected benefit from providing these additional services was attributed to goodwill, all of which is expected to be deductible for tax purposes.

The table below sets forth the finalized allocation of the purchase price.

Estimated Fair Value
Working capital, net of acquired cash	$228
Property, plant and equipment	25
Other intangible assets - customer relationships	510
Goodwill	1,593
Total	$2,356

Operating results of the business acquired have been included in the Consolidated Statements of Operations from the acquisition date forward. Pro forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported. The fair value of the assets acquired would be classified as Level III assets (unobservable inputs) in the fair value hierarchy. In the third quarter of 2019, in conjunction with the Company’s organizational changes, the Company conducted an impairment review of goodwill and long-lived assets. As a result, the Company’s goodwill was fully impaired in the third quarter of 2019. As of January 1, 2020, Cubic Creative’s operations were fully incorporated into The Dallas Morning News.

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

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     11

The table below sets forth revenue disaggregated by revenue source. Due to the third quarter 2019 change to a single decision-making reporting structure (see Note 2 – Segment Reporting), the Company determined that disaggregating revenue by print and digital products best aligned with the new Company structure. The 2019 amounts were recast for comparative purposes.

	Three Months Ended March 31,
	2020	2019
		(Recast)
Advertising and Marketing Services
Print advertising	$12,799	$15,303
Digital advertising and marketing services	6,528	8,738
Total	$19,327	$24,041

Circulation
Print circulation	$15,017	$16,184
Digital circulation	1,397	1,089
Total	$16,414	$17,273

Printing, Distribution and Other	$4,602	$5,275

Total Revenue	$40,343	$46,589

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

Payment of circulation fees is typically received in advance and deferred over the subscription period.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     12

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

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied.  In the three months ended March 31, 2020, the Company recognized $6,598 of revenue that was included in the contract liabilities balance as of December 31, 2019. The Company typically recognizes deferred revenue within 1 to 12 months.

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

Operating lease right-of-use assets and liabilities are recognized at commencement date of lease agreements greater than one year based on the present value of lease payments over the lease term. In determining the present value of lease payments, the implicit rate was not readily determinable in the Company’s lease agreements. Therefore, the Company used an estimated secured incremental borrowing rate, based on the Company’s credit rating, adjusted for the weighted average term of each lease. Lease expense is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred. For leases with terms of 12 months or less, no asset or liability is recorded and lease expense is recognized on a straight-line basis over the lease term. The exercise of lease renewal options are at the Company’s sole discretion and options are recognized when it is reasonably certain the Company will exercise the option. The recognized right-of-use assets and lease liabilities as calculated do not assume renewal options. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants. Additionally, the Company does not separately identify lease and nonlease components, such as maintenance costs.

The Company has a sublease with Denton Publishing Company for a remaining term of approximately three years. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of March 31, 2020, sublease income is expected to approximate $391 for the remainder of 2020,  $314 in 2021,  $223 in 2022, and $129 in 2023.

The Company recorded additional right-of-use assets and liabilities for three leases that commenced in the first quarter of 2020, with lease terms of three years. As of March 31, 2020, the Company did not have any significant operating leases that have not yet commenced.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     13

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	March 31, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$22,483	$21,371

Liabilities
Operating
Current	Other accrued expense	$2,140	$1,579
Noncurrent	Long-term operating lease liabilities	23,694	23,120
Total lease liabilities		$25,834	$24,699

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		11.0	11.7
Weighted average discount rate (%)		7.3	7.5

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Three Months Ended March 31,
	2020	2019
Lease Cost
Operating lease cost	$1,046	$1,038
Short-term lease cost	4	46
Variable lease cost	138	90
Sublease income	(195)	(161)
Total lease cost	$993	$1,013

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities	$1,017	$998
Right-of-use assets obtained in exchange for operating lease liabilities	1,540	23,095

The table below sets forth the remaining maturities of the Company’s lease liabilities as of March 31, 2020.

Years Ending December 31,	Operating Leases
2020	$2,854
2021	4,245
2022	4,142
2023	3,272
2024	2,467
Thereafter	22,121
Total lease payments	39,101
Less: imputed interest	13,267
Total lease liabilities	$25,834

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     14

Note 6:  Intangible Assets

In the third quarter of 2019, the Company reorganized all of its operations into a single decision-making reporting structure resulting in one reportable segment (see Note 2 – Segment Reporting).  The table below sets forth intangible assets as of March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
Intangible Assets
Cost	$2,030	$2,030
Accumulated Amortization	(1,775)	(1,711)
Net Carrying Value	$255	$319

The intangible assets include $1,520 of developed technology with an estimated useful life of five years, fully amortized in 2019, and $510 of customer relationships with estimated useful lives of two years and net carrying value of $255.  Aggregate amortization expense was $64 and $76 for the three months ended March 31,  2020 and 2019, respectively.

As of March 31, 2020, the Company performed a review of potential impairment indicators for its long-lived assets, including intangible assets, property, plant and equipment, and right-of-use assets. Although the Company’s near-term operating results may be negatively impacted as a result of the COVID-19 pandemic, its overall financial forecasts have not had a material change that would indicate the Company’s carrying value of an asset group may not be recoverable. However, the full impact of COVID-19 is not yet known and is rapidly evolving. The Company’s future assessment of its financial forecast could be negatively impacted, resulting in future impairment indicators of its long-lived assets.

Note 7:  Related Party Transactions

In 2017, the Company extended a term note to eSite Analytics, Inc. (“eSite”) of $750. The note had a term of three years, matured February 8, 2020, and incurred interest at a rate of 5.5 percent. The note provided for quarterly interest and principal payments of approximately $60. In March 2019, the Company extended a line of credit of $200 to eSite. In November 2019, the $200 line of credit was rolled into the term note and the note was extended until September 30, 2022. As of December 31, 2019, the note receivable was $573. In addition, the Company owns shares of eSite. On February 13, 2020, eSite paid off their loan, including interest. The Company no longer accounts for its investment in eSite under the equity method of accounting, as the Company no longer has influence in eSite operations.

Note 8:  Income Taxes

The Company calculated the income tax benefit for the 2020 and 2019 interim periods using an estimated annual effective tax rate based on its expected annual income (loss) before income taxes, adjusted for permanent differences, which it applied to the year-to-date loss before income taxes and specific events that are discretely recognized as they occur.

The Company recognized income tax benefit of $1,787 and $964 for the three months ended March 31, 2020 and 2019, respectively. Effective income tax rates were 52.4 percent and 31.1 percent for the three months ended March 31, 2020 and 2019, respectively. The income tax benefit for the three months ended March 31, 2020, was due to the recognition of the 2018 net operating loss carryback permitted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), partially offset by the effect of the Texas margin tax. The income tax benefit for the three months ended March 31, 2019,  was due to additional losses generated from operations and an increase in the deferred tax asset, partially offset by the effect of the Texas margin tax.

In response to COVID-19, the CARES Act was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company will benefit from the temporary five-year net operating loss carryback provision and the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100 percent tax bonus depreciation. Applying the technical correction to 2018 has resulted in reporting additional tax depreciation of $1,017 and increased the 2018 net operating loss to approximately $6,829. The loss will be carried back against 2014 taxes paid at the federal statutory rate of 35 percent that was previously in effect, resulting in an estimated cash refund of $2,345, recorded in prepaids and other current assets in the Consolidated Balance Sheet as of March 31, 2020.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     15

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

No contributions are required to the A. H. Belo Pension Plans in 2020 under the applicable tax and labor laws governing pension plan funding.

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

	Three Months Ended March 31,
	2020	2019
Interest cost	$1,559	$1,974
Expected return on plans' assets	(2,941)	(2,867)
Amortization of actuarial loss	220	70
Net periodic pension benefit	$(1,162)	$(823)

Defined Contribution Plans.    The A. H. Belo Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. During the three months ended March 31, 2020 and 2019, the Company recorded expense of $220 and $213, respectively, for matching contributions to the Savings Plan.

Note 10:  Shareholders’ Equity

Dividends.    On March 5, 2020, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on May 15, 2020, which is payable on June 5, 2020.

Treasury Stock.   In 2019, the Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. The agreement to repurchase the Company’s stock expired in the fourth quarter of 2019 and was not renewed.

Outstanding Shares.    The Company had Series A and Series B common stock outstanding of 18,941,340 and 2,469,083, respectively, net of treasury shares at March 31, 2020. At December 31, 2019, the Company had Series A and Series B common stock outstanding of 18,941,115 and 2,469,308, respectively, net of treasury shares.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     16

Accumulated other comprehensive loss.    Accumulated other comprehensive loss consists of actuarial gains and losses attributable to the A. H. Belo Pension Plans, gains and losses resulting from Pension Plans’ amendments and other actuarial experience attributable to other post-employment benefit (“OPEB”) plans. The Company records amortization of the components of accumulated other comprehensive loss in other income, net in its Consolidated Statements of Operations. Gains and losses are amortized over the weighted average remaining life expectancy of the OPEB plans and Pension  Plans’ participants.

The table below set forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Three Months Ended March 31,
	2020			2019
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,294)	$(32,443)	$149	$(37,641)	$(38,003)	$362
Amortization	219	220	(1)	63	70	(7)
Balance, end of period	$(32,075)	$(32,223)	$148	$(37,578)	$(37,933)	$355

Note 11:  Earnings Per Share

The table below sets forth the net loss available to common shareholders and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended March 31,
	2020	2019
Earnings (Numerator)
Net loss available to common shareholders	$(1,621)	$(2,135)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted)	21,410,423	21,594,262

Loss Per Share
Basic and diluted	$(0.08)	$(0.10)

There were no options or RSUs outstanding as of March 31, 2020 and 2019,  that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

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

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     17

Note 13:  Disposal of Assets

In May 2019, the Company finalized a Purchase and Sale Agreement with Charter DMN Holdings, LP (the “Purchaser”) for the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two-year seller-financed promissory note (the “Promissory Note”) of $22,400, included in long-term note receivable in the Consolidated Balance Sheets. The sale provides the Company an additional $1,000 contingency payment if certain conditions are met; however, at this time the Company does not believe these conditions are probable. In the second quarter of 2019, the Company recorded a pretax gain of $25,908. Due to the offset by existing net operating loss carryforwards, the Company did not record any current tax expense related to the sale transaction.

The Promissory Note is secured by a first lien deed of trust covering the property and bears interest payable in quarterly installments that began on July 1, 2019, continuing through its maturity on June 30, 2021, and includes a pre-payment feature. Interest will be accrued at 3.5 percent during the first year and at 4.5 percent during the second year. See Note 14 – Subsequent Events for additional information on deferring the April 1, 2020 interest payment. The Company has considered the request to defer an interest payment by the Purchaser on the collectibility of the note and management does not believe that as of March 31, 2020, the Promissory Note is impaired. Management continues to monitor the credit worthiness of the Purchaser and the value of the underlying collateral given current economic conditions.

Notes receivable are recorded net of an allowance for doubtful accounts. Interest income is accrued on the unpaid principal balance, included in other income, net in the Consolidated Statements of Operations. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Notes are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

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

Currently, the rapid spread of COVID-19 globally has resulted in increased travel restrictions, and disruption and shutdown of businesses. Media has been designated an essential business, therefore the Company’s operations are continuing. The Company is experiencing an increase in digital subscriptions, which currently does not offset the loss of advertising revenue. On April 6, 2020, the Company announced that it is taking several actions in response to the financial impact of COVID-19. The Company will reduce operating and capital expenditures, and lower the quarterly dividend rate to $0.04 per share for future dividends declared. In addition, employees’ base compensation will be reduced Company-wide, and the annual bonus tied to financial metrics for eligible employees may be reduced if financial results are adversely affected.  Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation will be reduced and the board will be reduced in size by two. The Company continues to evaluate  the future material impacts on its consolidated financial statements that may result from the actions taken by the Company and its customers in respect of this virus.

The Purchaser of the Company’s former headquarters requested, and on April 3, 2020, the Company entered into a board-approved amendment to the Promissory Note deferring the Purchaser’s interest payment of $195 that was due April 1, 2020, and adding it to a second promissory note (the “Second Promissory Note”). In addition, the Second Promissory Note includes a 2019 real property tax reconciliation payment due from the Purchaser under the Purchase and Sale Agreement in the amount of $180. The Second Promissory Note, in the principal amount of $375, is secured by a second lien deed of trust covering the property and due June 30, 2021.

On June 2, 2020, the Company’s board of directors declared a $0.04 per share dividend to shareholders of record as of the close of business on August 14, 2020, which is payable on September 4, 2020.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     18

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

This section and other parts of this Quarterly Report on Form 10-Q contain certain forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. See Forward-Looking Statements and risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

In the third quarter of 2019, in conjunction with a strategic change to move to a single decision-making reporting structure and based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment. With this reorganization, the Company has focused on enhancing its capabilities to provide customers with strategic, creative and media marketing solutions.

Currently, the rapid spread of coronavirus (COVID-19) globally has resulted in increased travel restrictions, and disruption and shutdown of businesses. The Company has experienced, and may continue to experience, impacts from quarantines, market downturns and changes in customer behavior related to the pandemic and impacts on its workforce if the spread of the virus widens and becomes of longer duration. Media has been designated an essential business, therefore the Company’s operations are continuing. While digital subscriptions grew in the first quarter of 2020, the Company began to experience decreased demand for its print and digital advertising. As a result, the Company is implementing measures to reduce costs and preserve cash flow. These measures include reduction in the quarterly dividend rate, decreases in employee compensation, as well as reductions in discretionary spending. In addition, the Company will benefit from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  However, these measures may not be sufficient to fully offset the impact of the COVID-19 pandemic on the Company’s business and, as such, the Company’s results of operations may be negatively impacted.

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

As of March 31, 2020, the Company performed a review of potential impairment indicators for its long-lived assets, including intangible assets, property, plant and equipment, and right-of-use assets. Although the Company’s near-term operating results may be negatively impacted as a result of the COVID-19 pandemic, its overall financial forecasts have not had a material change that would indicate the Company’s carrying value of an asset group may not be recoverable. However, the full impact of COVID-19 is not yet known and is rapidly evolving. The Company’s future assessment of its financial forecast could be negatively impacted, resulting in future impairment indicators of its long-lived assets.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     19

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three months ended March 31, 2020 and 2019.  In the third quarter of 2019, in conjunction with the Company’s organizational changes, the Company determined it has one reportable segment (see Note 2 – Segment Reporting). The Company determined that disaggregating revenue by print and digital products best aligned with the new Company structure. The 2019 amounts were recast for comparative purposes.

The table below sets forth the components of A. H. Belo’s operating loss.

	Three Months Ended March 31,
	2020	Percentage Change	2019
			(Recast)
Advertising and marketing services	$19,327	(19.6)%	$24,041
Circulation	16,414	(5.0)%	17,273
Printing, distribution and other	4,602	(12.8)%	5,275
Total Net Operating Revenue	40,343	(13.4)%	46,589

Total Operating Costs and Expense	45,103	(10.7)%	50,517

Operating Loss	$(4,760)	(21.2)%	$(3,928)

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. In addition, the Company did experience some temporary decline resulting from the COVID-19 pandemic late in the first quarter.

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

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     20

Advertising and marketing services revenue

Advertising and marketing services revenue was 47.9  percent and 51.6 percent of total revenue for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020	Percentage Change	2019
			(Recast)
Print advertising	$12,799	(16.4)%	$15,303
Digital advertising and marketing services	6,528	(25.3)%	8,738
Advertising and Marketing Services	$19,327	(19.6)%	$24,041

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display and classified advertising continues to decline. Display and classified print revenue decreased $2,200 in the three months ended March 31, 2020, primarily due a revenue decline in all advertising categories, with the largest declines in the retail categories. In addition to the general trends adversely impacting the publishing industry, the Company did experience some unfavorable impacts resulting from the COVID-19 pandemic in the latter part of the first quarter of 2020.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased $304 in the three months ended March 31, 2020, due to a volume decline in preprint newspaper inserts, consistent with the decline in circulation volumes discussed below.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing management, consulting, creative services, targeted and multi-channel (programmatic) advertising placed on third-party websites, digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, social media management, search optimization, direct mail and the sale of promotional materials. The Company’s auto sales division offered targeted advertising to auto dealerships primarily in the North Texas region desiring to advertise their inventory on the cars.com platform through September 30, 2019. Revenue decreased $2,210 in the three months ended March 31, 2020, primarily due to the cars.com agreement ending.

Circulation revenue

Circulation revenue was 40.7 percent and 37.1 percent of total revenue for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020	Percentage Change	2019
			(Recast)
Print circulation	$15,017	(7.2)%	$16,184
Digital circulation	1,397	28.3%	1,089
Circulation	$16,414	(5.0)%	$17,273

Print circulation

Revenue decreased primarily due to a decline in home delivery revenue, driven by a volume decline of 28.4 percent for the three months ended March 31, 2020. The volume declines were partially offset by rate increases. Single copy revenue also decreased compared to prior year, due to single copy paid print circulation volume declines of 17.7 percent for the three months ended March 31, 2020.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     21

Digital circulation

Revenue increased in the three months ended March 31, 2020, due to an increase in digital-only subscriptions of 32.7 percent when compared to March 31, 2019,  primarily resulting from increased interest in news related to the COVID-19 pandemic.

Printing, distribution and other revenue

Printing, distribution and other revenue was 11.4 percent and 11.3 percent of total revenue for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020	Percentage Change	2019
Printing, Distribution and Other	$4,602	(12.8)%	$5,275

Revenue decreased in the three months ended March 31, 2020, primarily due to the Company eliminating its brokered printing business, in the first quarter of 2019, in which it provided services direct to small business clients. Additionally, the Company reduced the number of local and national commercial print customers it serves from more than 30 to 5. This strategic decision to streamline operations was implemented to improve operating income. The decrease was partially offset by an increase in shared mail packaging revenue generated from the Company providing mailed advertisements for business customers.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     22

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended March 31,
	2020	Percentage Change	2019
			(Recast)
Employee compensation and benefits	$19,016	(10.0)%	$21,124
Other production, distribution and operating costs	20,992	(5.4)%	22,184
Newsprint, ink and other supplies	3,271	(31.1)%	4,747
Depreciation	1,765	(26.0)%	2,386
Amortization	64	(15.8)%	76
Gain on sale/disposal of assets, net	(5)	N/A	—
Total Operating Costs and Expense	$45,103	(10.7)%	$50,517

Employee compensation and benefits –  The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits decreased $2,108 in the three months ended March 31, 2020, primarily due to headcount reductions of 130. Expense will continue to decrease as  a result of the Company reducing employees’ compensation, including variable compensation related to bonuses,  starting in the second quarter of 2020 in order to mitigate the financial impact of COVID-19.

Other production, distribution and operating costs – Expense decreased $1,192 in three months ended March 31, 2020,  primarily due to management of discretionary spending, which will continue as a result of measures the Company is taking in response to COVID-19.

Newsprint, ink and other supplies – Expense decreased $1,476 in the three months ended March 31, 2020, due to competitive pricing available through the Paper Supply Agreement with Gannett Supply Corporation, reduced newsprint costs associated with lower circulation volumes and the elimination of brokered printing for small business clients. Newsprint consumption for the three months ended March 31, 2020 and 2019, approximated 2,571 and 3,806 metric tons, respectively.

Depreciation – Expense decreased due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated and the Company has reduced capital spending.

Amortization –  Expense decreased due to an intangible asset being fully amortized in 2019, and the only remaining intangible asset is comprised of customer relationships.

Gain on sale/disposal of assets, net  – Includes the gain or loss from the sale or disposal of assets. From time to time, the Company will sell disposed assets, primarily production related assets that are no longer in use.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     23

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended March 31,
	2020	Percentage Change	2019
Other income, net	$1,352	63.1%	$829

Income tax benefit	$(1,787)	(85.4)%	$(964)

Other income, net – Other income, net is primarily comprised of net periodic pension and other post-employment benefit of $1,154 and $818 for the three months ended March 31, 2020 and 2019, respectively. Gain (loss) from investments and interest income (expense) are also included in other income, net.

Income tax benefit – The Company recognized income tax benefit of $1,787 and $964 for the three months ended March 31, 2020 and 2019, respectively. Effective income tax rates were 52.4 percent and 31.1 percent for the three months ended March 31, 2020 and 2019, respectively. The income tax benefit for the three months ended March 31, 2020, was due to the recognition of the 2018 net operating loss carryback permitted by the CARES Act, partially offset by the effect of the Texas margin tax. The income tax benefit for the three months ended March 31, 2019,  was due to additional losses generated from operations and an increase in the deferred tax asset, partially offset by the effect of the Texas margin tax.

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

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     24

Liquidity and Capital Resources

The Company’s cash balances as of March 31, 2020 and December 31, 2019, were $43,934 and $48,626, respectively.

The Company intends to hold the majority of existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue is expected to continue to decline in future periods, cash on hand, cash flows, relief from the CARES Act, and other cost cutting measures, including the actions in response to the financial impact of COVID-19 described below,  are expected to be sufficient to fund operating activities and capital spending of less than $1,000 over the remainder of the year.

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

As a result of the recent COVID-19 outbreak that began in January 2020, the Company is experiencing an increase in digital subscriptions, which currently does not offset the loss of advertising revenue. On April 6, 2020, the Company announced that it is taking several actions to reduce cash outflow in response to the financial impact of COVID-19. The Company will reduce operating expenses, reduce capital expenditures to less than $1,000 in 2020, and lower the quarterly dividend rate to $0.04 per share for future dividends declared. In addition, employees’ base compensation will be reduced Company-wide, and the annual bonus tied to financial metrics for eligible employees may be reduced if financial results are adversely affected. Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation will be reduced and the board will be reduced in size by two.

In response to COVID-19, the CARES Act was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures. The Company will benefit from the temporary five-year net operating loss carryback provision and the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100 percent tax bonus depreciation. Applying the technical correction to 2018 has resulted in reporting additional tax depreciation of $1,017 and increased the 2018 net operating loss to approximately $6,829. The loss will be carried back against 2014 taxes paid at the federal statutory rate of 35 percent that was previously in effect, resulting in an estimated cash refund of $2,345, recorded in prepaids and other current assets in the Consolidated Balance Sheet as of March 31, 2020.

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company entered into a board-approved amendment to the two-year seller-financed promissory note of $22,400, for the sale of the real estate assets previously used as the Company’s headquarters. The second promissory note, in the principal amount of $375, includes a deferred interest payment of $195 that was due April 1, 2020, and a 2019 real property tax reconciliation payment due from the Purchaser. While it is anticipated that future interest payments will be made on a timely basis there is not a guarantee.

The Company continues to evaluate  the future material impacts on its consolidated financial statements that may result from the actions taken by the Company and its customers in respect of this virus.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash used for operating activities for the three months ended March 31, 2020 and 2019,  was $2,594 and $2,766, respectively. Cash flows used for operating activities decreased by $172 during the three months ended March 31, 2020, when compared to the prior year period, primarily due to changes in working capital and other operating assets and liabilities.

Investing Cash Flows

Net cash used for investing activities was $385 and $180 for the three months ended March 31, 2020 and 2019, respectively. Cash flows used for investing activities increased due to capital expenditures related to 2019 obligations; however, the Company has reduced its capital spending plan for 2020 in response to the financial impact of COVID-19 as discussed above.

Financing Cash Flows

Net cash used for financing activities was $1,713 and $2,066 for the three months ended March 31, 2020 and 2019, respectively. Cash used for financing activities included dividend payments of $1,713 and $1,726 in 2020 and 2019,  respectively. Additionally, in 2019, the Company purchased 83,529 shares of its Series A common stock at a cost of $340 under its board-authorized repurchase authority.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     25

Financing Arrangements

None.

Contractual Obligations

The Company has contractual obligations for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 5 – Leases for future lease payments by year.

Under the applicable tax and labor laws governing pension plan funding, no contributions to the A. H. Belo Pension Plans are required in 2020.

On March 5, 2020, the Company’s board of directors declared an $0.08 per share dividend to shareholders of record as of the close of business on May 15, 2020, which is payable on June 5, 2020. On June 2, 2020, the Company’s board of directors declared a $0.04 per share dividend to shareholders of record as of the close of business on August 14, 2020, which is payable on September 4, 2020.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10‑K for the year ended December 31, 2019, filed on May  8, 2020, with the Securities and Exchange Commission (“SEC”).

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     26

Critical Accounting Policies and Estimates

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

Forward-Looking Statements

Statements in this communication concerning A. H. Belo Corporation’s business outlook or future economic performance, revenues, expenses, and other financial and non-financial items that are not historical facts are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include the current and future impacts of the COVID-19 virus outbreak on the Company’s financial reporting capabilities and its operations generally and the potential impact of such virus on the Company’s customers, distribution partners, advertisers, production facilities, and third parties, as well as changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; cybersecurity incidents; technology obsolescence; as well as other risks described in the Company’s Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the Securities and Exchange Commission. Among other risks, there can be no guarantee that the board of directors will approve a quarterly dividend in future quarters. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in A. H. Belo Corporation’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, management concluded that as of the end of the period covered by this report, due to material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Management’s Report on Internal Controls”), the Company’s disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q  present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     27

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, with oversight from the Audit Committee of the Board of Directors of the Company, is actively engaged in remediation efforts to address the material weaknesses identified in the Management’s Report on Internal Controls. As of the date of filing this Form 10-Q, management is in the process of evaluating alternatives for modifying the design of certain ineffective controls and to ensure the operating effectiveness. Management intends to continue these efforts to remediate the 2019 material weaknesses including the following:

•	Modify certain process-level controls over the accuracy and occurrence of revenue.
•	Review the design of all process-level revenue controls and improve, as needed.
•

In its efforts to remediate the 2018 material weaknesses, the Company enhanced training provided to all personnel who have financial reporting or internal control responsibilities. The training included a review of individual roles and responsibilities related to internal controls, improvements in oversight responsibilities and reemphasized the importance of completing the control procedures. However, in light of the material weaknesses identified for 2019 noted above, the Company concluded that these efforts were not effective and will continue to increase training in conjunction with reviewing the design and operating effectiveness of all revenue controls.

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

Changes in Internal Control Over Financial Reporting

Except as related to the mitigation activities associated with the material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     28

PART II

Item 1.  Legal Proceedings

A number of legal proceedings are pending against A. H. Belo. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on A. H. Belo’s results of operations, liquidity or financial condition.

Item 1A.  Risk Factors

There were no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     29

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

* (a) Modification Agreement effective April 1, 2020 to Promissory Note dated May 17, 2020 (Exhibit 10.1 to the April 6, 2020 Form 8-K)
* (b) Promissory Note (Interest and Property Tax Reconciliation) effective April 1, 2020 (Exhibit 10.2 to the April 6, 2020 Form 8-K)

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     30

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*

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

		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8‑K)
			*	(a)	Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8‑K)

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     31

Exhibit Number	Description
	~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013)
	~(6)	*

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

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS			**	XBRL Instance Document
101.SCH			**	XBRL Taxonomy Extension Scheme
101.CAL			**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	XBRL Taxonomy Extension Presentation Linkbase Document

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	June 5, 2020

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     33

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation First Quarter 2020 on Form 10-Q     34