Form 10-Q
period 2020-06-30
A. H. Belo Corp
filed 2020-07-28
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 1-33741

A. H. Belo Corporation

(Exact name of registrant as specified in its charter)

Texas	38-3765318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 224866, Dallas, Texas 75222-4866	(214) 977-7342
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Former name, former address and former fiscal year, if changed since last report.
None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Series A Common Stock, $0.01 par value	AHC	New York Stock Exchange

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

Shares of Common Stock outstanding at July 22, 2020: 21,410,423 shares (consisting of 18,941,340 shares of Series A Common Stock and 2,469,083 shares of Series B Common Stock).

A. H. BELO CORPORATION

FORM 10-Q

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q

PART I

Item 1. Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except share and per share amounts (unaudited)	2020	2019	2020	2019
Net Operating Revenue:
Advertising and marketing services	$15,591	$25,300	$34,918	$49,341
Circulation	15,723	17,013	32,137	34,286
Printing, distribution and other	4,101	4,802	8,703	10,077
Total net operating revenue	35,415	47,115	75,758	93,704
Operating Costs and Expense:
Employee compensation and benefits	16,997	19,828	36,013	40,952
Other production, distribution and operating costs	18,659	23,845	39,651	46,029
Newsprint, ink and other supplies	2,271	4,022	5,542	8,769
Depreciation	1,802	2,333	3,567	4,719
Amortization	64	140	128	216
Gain on sale/disposal of assets, net	—	(25,908)	(5)	(25,908)
Total operating costs and expense	39,793	24,260	84,896	74,777
Operating income (loss)	(4,378)	22,855	(9,138)	18,927
Other income, net	1,331	1,133	2,683	1,962
Income (Loss) Before Income Taxes	(3,047)	23,988	(6,455)	20,889
Income tax provision (benefit)	367	7,460	(1,420)	6,496
Net Income (Loss)	$(3,414)	$16,528	$(5,035)	$14,393

Per Share Basis
Net income (loss)
Basic and diluted	$(0.16)	$0.77	$(0.24)	$0.67
Number of common shares used in the per share calculation:
Basic and diluted	21,410,423	21,525,971	21,410,423	21,578,014

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 3

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (unaudited)	2020	2019	2020	2019
Net Income (Loss)	$(3,414)	$16,528	$(5,035)	$14,393
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	219	62	438	125
Total other comprehensive income, net of tax	219	62	438	125
Total Comprehensive Income (Loss)	$(3,195)	$16,590	$(4,597)	$14,518

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 4

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
In thousands, except share amounts (unaudited)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$42,310	$48,626
Accounts receivable (net of allowance of $1,116 and $671 at June 30, 2020 and December 31, 2019, respectively)	13,019	18,441
Notes receivable	22,775	—
Inventories	3,060	2,573
Prepaids and other current assets	8,550	5,164
Total current assets	89,714	74,804
Property, plant and equipment, at cost	314,418	343,893
Less accumulated depreciation	(299,237)	(325,440)
Property, plant and equipment, net	15,181	18,453
Operating lease right-of-use assets	21,871	21,371
Intangible assets, net	191	319
Deferred income taxes, net	22	50
Long-term note receivable	—	22,400
Other assets	3,627	3,648
Total assets	$130,606	$141,045
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,903	$6,103
Accrued compensation and benefits	5,733	7,407
Other accrued expense	6,359	5,930
Contract liabilities	14,012	12,098
Total current liabilities	31,007	31,538
Long-term pension liabilities	20,275	23,039
Long-term operating lease liabilities	23,051	23,120
Other post-employment benefits	1,330	1,347
Other liabilities	4,372	4,264
Total liabilities	80,035	83,308
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 125,000,000 shares
Series A: issued 20,855,200 and 20,854,975 shares at June 30, 2020 and December 31, 2019, respectively	209	209
Series B: issued 2,469,083 and 2,469,308 shares at June 30, 2020 and December 31, 2019, respectively	24	24
Treasury stock, Series A, at cost; 1,913,860 shares held at June 30, 2020 and December 31, 2019	(13,443)	(13,443)
Additional paid-in capital	494,389	494,389
Accumulated other comprehensive loss	(31,856)	(32,294)
Accumulated deficit	(398,752)	(391,148)
Total shareholders’ equity	50,571	57,737
Total liabilities and shareholders’ equity	$130,606	$141,045

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 5

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30, 2020 and 2019
	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2018	20,854,728	2,469,555	$233	$494,389	(1,697,370)	$(12,601)	$(37,641)	$(393,582)	$50,798
Net income	—	—	—	—	—	—	—	14,393	14,393
Other comprehensive income	—	—	—	—	—	—	125	—	125
Shares repurchased	—	—	—	—	(131,613)	(527)	—	—	(527)
Conversion of Series B to Series A	43	(43)	—	—	—	—	—	—	—
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	(3,436)	(3,436)
Balance at June 30, 2019	20,854,771	2,469,512	$233	$494,389	(1,828,983)	$(13,128)	$(37,516)	$(382,625)	$61,353
Balance at December 31, 2019	20,854,975	2,469,308	$233	$494,389	(1,913,860)	$(13,443)	$(32,294)	$(391,148)	$57,737
Net loss	—	—	—	—	—	—	—	(5,035)	(5,035)
Other comprehensive income	—	—	—	—	—	—	438	—	438
Conversion of Series B to Series A	225	(225)	—	—	—	—	—	—	—
Dividends declared ($0.12 per share)	—	—	—	—	—	—	—	(2,569)	(2,569)
Balance at June 30, 2020	20,855,200	2,469,083	$233	$494,389	(1,913,860)	$(13,443)	$(31,856)	$(398,752)	$50,571

	Three Months Ended June 30, 2020 and 2019
	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2019	20,854,739	2,469,544	$233	$494,389	(1,780,899)	$(12,941)	$(37,578)	$(397,437)	$46,666
Net income	—	—	—	—	—	—	—	16,528	16,528
Other comprehensive income	—	—	—	—	—	—	62	—	62
Shares repurchased	—	—	—	—	(48,084)	(187)	—	—	(187)
Conversion of Series B to Series A	32	(32)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(1,716)	(1,716)
Balance at June 30, 2019	20,854,771	2,469,512	$233	$494,389	(1,828,983)	$(13,128)	$(37,516)	$(382,625)	$61,353
Balance at March 31, 2020	20,855,200	2,469,083	$233	$494,389	(1,913,860)	$(13,443)	$(32,075)	$(394,482)	$54,622
Net loss	—	—	—	—	—	—	—	(3,414)	(3,414)
Other comprehensive income	—	—	—	—	—	—	219	—	219
Dividends declared ($0.04 per share)	—	—	—	—	—	—	—	(856)	(856)
Balance at June 30, 2020	20,855,200	2,469,083	$233	$494,389	(1,913,860)	$(13,443)	$(31,856)	$(398,752)	$50,571

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 6

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands (unaudited)	2020	2019
Operating Activities
Net income (loss)	$(5,035)	$14,393
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	3,695	4,935
Net periodic pension and other post-employment benefit	(2,307)	(1,637)
Bad debt expense	683	474
Deferred income taxes	28	5,290
Gain on sale/disposal of assets, net	(5)	(25,908)
Loss on investment related activity	18	—
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	4,364	1,919
Inventories, prepaids and other current assets	(3,873)	(327)
Other assets	3	1,354
Accounts payable	(1,200)	(734)
Compensation and benefit obligations	(1,674)	(1,503)
Other accrued expenses	1,061	1,105
Contract liabilities	1,914	(369)
Other post-employment benefits	(35)	(29)
Net cash used for operating activities	(2,363)	(1,037)
Investing Activities
Purchases of assets	(532)	(457)
Sales of assets	5	4,597
Acquisitions, net of cash acquired	—	(2,425)
Net cash provided by (used for) investing activities	(527)	1,715
Financing Activities
Dividends paid	(3,426)	(3,447)
Shares repurchased	—	(527)
Net cash used for financing activities	(3,426)	(3,974)
Net decrease in cash and cash equivalents	(6,316)	(3,296)
Cash and cash equivalents, beginning of period	48,626	55,313
Cash and cash equivalents, end of period	$42,310	$52,017

Supplemental Disclosures
Income tax paid, net (refund)	$(164)	$895
Noncash investing and financing activities:
Investments in property, plant and equipment payable	—	102
Dividends payable	856	1,720
Notes receivable for asset sales	375	22,400

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 7

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

COVID-19 Pandemic.     Currently, the rapid spread of coronavirus (COVID-19) globally has resulted in increased travel restrictions, and disruption and shutdown of businesses. The outbreak and any preventative or protective actions that the Company has taken and may continue to take, or may be imposed on the Company by governmental intervention, in respect of this virus may result in a period of disruption to the Company’s financial reporting capabilities, its printing operations, and its operations generally. COVID-19 is impacting, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in a loss of advertising revenue or supply chain disruption. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for employees, including the temporary closure of some of the Company’s offices and having employees work remotely. Employees, including financial reporting staff, have been working remotely since on or about March 10, 2020, even as the stay-at-home orders were lifted in Texas. If the virus were to affect a significant number of the workforce employed in printing operations, the Company may experience delays or be unable to produce, print and deliver its publications and other third-party print publications on a timely basis. The extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity and length of the coronavirus pandemic and the actions taken by governments and private businesses to contain the coronavirus. The coronavirus is likely to have an adverse impact on the Company’s business, results of operations and financial condition at least for the near term.

Media has been designated an essential business, therefore the Company’s operations are continuing. The Company is experiencing an increase in digital subscriptions, which currently does not offset the loss of advertising revenue. On April 6, 2020, the Company announced that it was taking several actions in response to the financial impact of COVID-19. The Company reduced operating and capital expenditures, and lowered the quarterly dividend rate to $0.04 per share for dividends declared. In addition, employees’ base compensation was reduced Company-wide, and the annual bonus tied to financial metrics for eligible employees may be reduced if financial results are adversely affected. Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation was reduced and the board was reduced in size by two. The Company continues to evaluate the future material impacts on its consolidated financial statements that may result from the actions taken by the Company and its customers in respect of this virus.

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

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 8

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

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes specific exceptions to the general principles in Topic 740 in order to reduce the complexity of its application. ASU 2019-12 also improves consistency and simplifies existing guidance by clarifying and amending certain specific areas of Topic 740. The guidance will be effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates early adopting this standard prospectively in the third quarter of 2020, but does not expect a material impact on the Company’s consolidated financial statements and related disclosures.

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

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 9

Note 3: Acquisitions

In April 2019, the Company completed the acquisition of certain assets of Cubic, Inc. for a cash purchase price of $2,356, net of $213 cash acquired. Transaction costs related to the purchase were a component of other production, distribution and operating costs in the Consolidated Statements of Operations and totaled $92, of which $0 were incurred in the six months ended June 30, 2020, and $63 and $86 were incurred in the three and six months ended June 30, 2019, respectively.

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

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 10

The table below sets forth revenue disaggregated by revenue source. Due to the third quarter 2019 change to a single decision-making reporting structure (see Note 2 – Segment Reporting), the Company determined that disaggregating revenue by print and digital products best aligned with the new Company structure. The 2019 amounts were recast for comparative purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		(Recast)		(Recast)
Advertising and Marketing Services
Print advertising	$8,891	$16,253	$21,690	$31,556
Digital advertising and marketing services	6,700	9,047	13,228	17,785
Total	$15,591	$25,300	$34,918	$49,341

Circulation
Print circulation	$14,229	$15,809	$29,246	$31,993
Digital circulation	1,494	1,204	2,891	2,293
Total	$15,723	$17,013	$32,137	$34,286

Printing, Distribution and Other	$4,101	$4,802	$8,703	$10,077

Total Revenue	$35,415	$47,115	$75,758	$93,704

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

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 11

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

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three and six months ended June 30, 2020, the Company recognized $1,894 and $8,492, respectively, of revenue that was included in the contract liabilities balance as of December 31, 2019. The Company typically recognizes deferred revenue within 1 to 12 months.

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

The Company has a sublease with Denton Publishing Company for a remaining term of approximately three years. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of June 30, 2020, sublease income is expected to approximate $320 for the remainder of 2020, $440 in 2021, $240 in 2022, and $130 in 2023.

As of June 30, 2020, the Company had one additional operating lease that will commence on August 1, 2020, with a lease term of three years, resulting in an additional right-of-use asset and liability of approximately $250 that will be recorded in the third quarter of 2020.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 12

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	June 30, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$21,871	$21,371

Liabilities
Operating
Current	Other accrued expense	$2,156	$1,579
Noncurrent	Long-term operating lease liabilities	23,051	23,120
Total lease liabilities		$25,207	$24,699

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		10.9	11.7
Weighted average discount rate (%)		7.3	7.5

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease Cost
Operating lease cost	$1,073	$1,062	$2,119	$2,100
Short-term lease cost	9	45	13	91
Variable lease cost	148	155	286	245
Sublease income	(178)	(182)	(373)	(343)
Total lease cost	$1,052	$1,080	$2,045	$2,093

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities			$2,052	$2,023
Right-of-use assets obtained in exchange for operating lease liabilities			1,540	23,381

The table below sets forth the remaining maturities of the Company’s lease liabilities as of June 30, 2020.

Years Ending December 31,	Operating Leases
2020	$1,771
2021	4,245
2022	4,142
2023	3,272
2024	2,467
Thereafter	22,121
Total lease payments	38,018
Less: imputed interest	12,811
Total lease liabilities	$25,207

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 13

Note 6: Intangible Assets

The table below sets forth intangible assets as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
Intangible Assets
Cost	$2,030	$2,030
Accumulated Amortization	(1,839)	(1,711)
Net Carrying Value	$191	$319

The intangible assets include $1,520 of developed technology with an estimated useful life of five years, fully amortized in 2019, and $510 of customer relationships with estimated useful lives of two years and net carrying value of $191. Aggregate amortization expense was $64 and $140 for the three months ended June 30, 2020 and 2019, respectively, and $128 and $216 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company performed a review of potential impairment indicators for its long-lived assets, including intangible assets, property, plant and equipment, and right-of-use assets. Although the Company’s near-term operating results may be negatively impacted as a result of the COVID-19 pandemic, its overall financial forecasts have not had a material change that would indicate the Company’s carrying value of an asset group may not be recoverable. However, the full impact of COVID-19 is not yet known and is rapidly evolving. The Company’s future assessment of its financial forecast could be negatively impacted, resulting in future indicators of impairment for its long-lived assets.

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

The Company recognized income tax provision (benefit) of $367 and $7,460 for the three months ended June 30, 2020 and 2019, respectively, and $(1,420) and $6,496 for the six months ended June 30, 2020 and 2019, respectively. Effective income tax rates were 22.0 percent and 31.1 percent for the six months ended June 30, 2020 and 2019, respectively. The income tax provision for the three months ended June 30, 2020, was due to the Texas margin tax. The income tax benefit for the six months ended June 30, 2020, was due to the recognition of the 2018 net operating loss carryback permitted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), partially offset by the effect of the Texas margin tax.

The income tax provision for the three and six months ended June 30, 2019, was due to applying the estimated annual effective tax rate to year-to-date income, which included effects of the income generated from the sale of the Company’s former headquarters (see Note 13 – Disposal of Assets), a decrease in the deferred tax asset, and the effect of the Texas margin tax.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 14

In response to COVID-19, the CARES Act was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company will benefit from the temporary five year net operating loss carryback provision and the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100 percent tax bonus depreciation. Applying the technical correction to 2018 has resulted in reporting additional tax depreciation of $1,017 and increased the 2018 net operating loss to approximately $6,829. The loss was carried back against 2014 taxes paid at the federal statutory rate of 35 percent that was previously in effect, resulting in an expected cash refund of $2,345, recorded in prepaids and other current assets in the Consolidated Balance Sheet as of June 30, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$1,559	$1,975	$3,118	$3,949
Expected return on plans' assets	(2,940)	(2,866)	(5,881)	(5,733)
Amortization of actuarial loss	220	69	440	139
Net periodic pension benefit	$(1,161)	$(822)	$(2,323)	$(1,645)

Defined Contribution Plans. The A. H. Belo Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. During the three months ended June 30, 2020 and 2019, the Company recorded expense of $183 and $112, respectively, and during the six months ended June 30, 2020 and 2019, the Company recorded expense of $403 and $325, respectively, for matching contributions to the Savings Plan.

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

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 15

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 18,941,340 and 2,469,083, respectively, net of treasury shares at June 30, 2020. At December 31, 2019, the Company had Series A and Series B common stock outstanding of 18,941,115 and 2,469,308, respectively, net of treasury shares.

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

	Three Months Ended June 30,
	2020			2019
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,075)	$(32,223)	$148	$(37,578)	$(37,933)	$355
Amortization	219	220	(1)	62	69	(7)
Balance, end of period	$(31,856)	$(32,003)	$147	$(37,516)	$(37,864)	$348

	Six Months Ended June 30,
	2020			2019
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,294)	$(32,443)	$149	$(37,641)	$(38,003)	$362
Amortization	438	440	(2)	125	139	(14)
Balance, end of period	$(31,856)	$(32,003)	$147	$(37,516)	$(37,864)	$348

Note 11: Earnings Per Share

The table below sets forth the net income (loss) available to common shareholders and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings (Numerator)
Net income (loss) available to common shareholders	$(3,414)	$16,528	$(5,035)	$14,393

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted)	21,410,423	21,525,971	21,410,423	21,578,014

Income (Loss) Per Share
Basic and diluted	$(0.16)	$0.77	$(0.24)	$0.67

There were no options or RSUs outstanding as of June 30, 2020 and 2019, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 16

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

Note 13: Disposal of Assets

In May 2019, the Company finalized a Purchase and Sale Agreement with Charter DMN Holdings, LP (the “Purchaser”) for the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two year seller-financed promissory note (the “Promissory Note”) of $22,400, included in long-term note receivable in the Consolidated Balance sheet as of December 31, 2019, and included in notes receivable in the Consolidated Balance Sheet as of June 30, 2020. The sale provided the Company an additional $1,000 contingency payment if certain conditions were met. The contingency expired as of June 30, 2020, with no payment made by the Purchaser related to the contingency. In the second quarter of 2019, the Company recorded a pretax gain of $25,908, included in gain on sale/disposal of assets, net in the Consolidated Statements of Operations. Due to the offset by existing net operating loss carryforwards, the Company did not record any current tax expense related to the sale transaction.

The Promissory Note is secured by a first lien deed of trust covering the property and bears interest payable in quarterly installments that began on July 1, 2019, continuing through its maturity on June 30, 2021, and includes a pre-payment feature. Interest will be accrued at 3.5 percent during the first year and at 4.5 percent during the second year.

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company and the Purchaser entered into an amendment to the Promissory Note deferring the Purchaser’s interest payment of $195 that was due April 1, 2020, and adding it to a second promissory note (the “Second Promissory Note”). In addition, the Second Promissory Note includes a 2019 real property tax reconciliation payment due from the Purchaser under the Purchase and Sale Agreement in the amount of $180. The Second Promissory Note, in the principal amount of $375, included in notes receivable in the Consolidated Balance Sheet, is secured by a second lien deed of trust covering the property and due June 30, 2021. The Company has evaluated the collectability of the note as a result of the request to defer an interest payment by the Purchaser. Management believes that as of June 30, 2020, the Promissory Note is recoverable since the underlying collateral value has not materially changed from the sale date per Dallas County tax records. In addition, on July 1, 2020, the Purchaser paid the second quarter 2020 interest payment of $195. Management continues to monitor the credit worthiness of the Purchaser and the value of the underlying collateral given current economic conditions.

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

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 17

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

Currently, the rapid spread of coronavirus (COVID-19) globally has resulted in increased travel restrictions, and disruption and shutdown of businesses. The Company has experienced, and may continue to experience, impacts from quarantines, market downturns and changes in customer behavior related to the pandemic and impacts on its workforce if the spread of the virus widens and becomes of longer duration. Media has been designated an essential business, therefore the Company’s operations are continuing. While digital subscriptions grew in the first half of 2020, the Company experienced decreased demand for its print and digital advertising. As a result, the Company implemented measures to reduce costs and preserve cash flow. These measures include reduction in the quarterly dividend rate, decreases in employee compensation, as well as reductions in discretionary spending. In addition, the Company will benefit from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). However, these measures may not be sufficient to fully offset the impact of the COVID-19 pandemic on the Company’s business and, as such, the Company’s results of operations may be negatively impacted.

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

As of June 30, 2020, the Company performed a review of potential impairment indicators for its long-lived assets, including intangible assets, property, plant and equipment, and right-of-use assets. Although the Company’s near-term operating results may be negatively impacted as a result of the COVID-19 pandemic, its overall financial forecasts have not had a material change that would indicate the Company’s carrying value of an asset group may not be recoverable. However, the full impact of COVID-19 is not yet known and is rapidly evolving. The Company’s future assessment of its financial forecast could be negatively impacted, resulting in future indicators of impairment for its long-lived assets.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 18

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three and six months ended June 30, 2020 and 2019. In the third quarter of 2019, in conjunction with the Company’s organizational changes, the Company determined it has one reportable segment (see Note 2 – Segment Reporting). The Company determined that disaggregating revenue by print and digital products best aligned with the new Company structure. The 2019 amounts in this section were recast to reflect one segment for comparative purposes.

The table below sets forth the components of A. H. Belo’s operating income (loss).

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Percentage Change	2019	2020	Percentage Change	2019
			(Recast)			(Recast)
Advertising and marketing services	$15,591	(38.4)%	$25,300	$34,918	(29.2)%	$49,341
Circulation	15,723	(7.6)%	17,013	32,137	(6.3)%	34,286
Printing, distribution and other	4,101	(14.6)%	4,802	8,703	(13.6)%	10,077
Total Net Operating Revenue	35,415	(24.8)%	47,115	75,758	(19.2)%	93,704

Total Operating Costs and Expense	39,793	64.0%	24,260	84,896	13.5%	74,777

Operating Income (Loss)	$(4,378)	(119.2)%	$22,855	$(9,138)	(148.3)%	$18,927

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. In addition, the Company did experience some temporary decline resulting from the COVID-19 pandemic beginning late in the first quarter.

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

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 19

Advertising and marketing services revenue

Advertising and marketing services revenue was 44.0 percent and 46.1 percent of total revenue for the three and six months ended June 30, 2020, respectively, and 53.7 percent and 52.7 percent for the three and six months ended June 30, 2019, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Percentage Change	2019	2020	Percentage Change	2019
			(Recast)			(Recast)
Print advertising	$8,891	(45.3)%	$16,253	$21,690	(31.3)%	$31,556
Digital advertising and marketing services	6,700	(25.9)%	9,047	13,228	(25.6)%	17,785
Advertising and Marketing Services	$15,591	(38.4)%	$25,300	$34,918	(29.2)%	$49,341

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display and classified advertising continues to decline. Display and classified print revenue decreased $4,010 and $6,211 in the three and six months ended June 30, 2020, respectively, primarily due a revenue decline in all advertising categories, with the largest declines in the retail categories. In addition to the general trends adversely impacting the publishing industry, the Company experienced some unfavorable impacts resulting from the COVID-19 pandemic, which started in the latter part of the first quarter of 2020.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased $3,352 and $3,655 in the three and six months ended June 30, 2020, respectively, due to a volume decline in preprint newspaper inserts, consistent with the decline in circulation volumes discussed below.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing management, consulting, creative services, targeted and multi-channel (programmatic) advertising placed on third-party websites, digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, social media management, search optimization, direct mail and the sale of promotional materials. The Company’s auto sales division offered targeted advertising to auto dealerships primarily in the North Texas region desiring to advertise their inventory on the cars.com platform through September 30, 2019. Revenue decreased $2,347 and $4,557 in the three and six months ended June 30, 2020, primarily due to the cars.com agreement ending.

Circulation revenue

Circulation revenue was 44.4 percent and 42.4 percent of total revenue for the three and six months ended June 30, 2020, respectively, and 36.1 percent and 36.6 percent for the three and six months ended June 30, 2019, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Percentage Change	2019	2020	Percentage Change	2019
			(Recast)			(Recast)
Print circulation	$14,229	(10.0)%	$15,809	$29,246	(8.6)%	$31,993
Digital circulation	1,494	24.1%	1,204	2,891	26.1%	2,293
Circulation	$15,723	(7.6)%	$17,013	$32,137	(6.3)%	$34,286

Print circulation

Revenue decreased primarily due to a decline in home delivery revenue, driven by a volume decline of 10.3 percent and 11.4 percent for the three and six months ended June 30, 2020, respectively. The volume declines were partially offset by rate increases. Single copy revenue also decreased compared to prior year, due to single copy paid print circulation volume declines of 25.9 percent and 21.7 percent for the three and six months ended June 30, 2020, respectively.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 20

Digital circulation

Revenue increased in the three and six months ended June 30, 2020, due to an increase in digital-only subscriptions of 38.1 percent when compared to June 30, 2019, primarily resulting from increased interest in news related to the COVID-19 pandemic.

Printing, distribution and other revenue

Printing, distribution and other revenue was 11.6 percent and 11.5 percent of total revenue for the three and six months ended June 30, 2020, respectively, 10.2 percent and 10.7 percent for the three and six months ended June 30, 2019, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Percentage Change	2019	2020	Percentage Change	2019
Printing, Distribution and Other	$4,101	(14.6)%	$4,802	$8,703	(13.6)%	$10,077

Revenue decreased in the three and six months ended June 30, 2020, primarily due to the Company eliminating its brokered printing business, in the first quarter of 2019, in which it provided services direct to small business clients. Additionally, the Company reduced the number of local and national commercial print customers it serves from more than 30 to 5. This strategic decision to streamline operations was implemented to improve operating income. The decrease was partially offset by an increase in shared mail packaging revenue generated from the Company providing mailed advertisements for business customers.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 21

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Percentage Change	2019	2020	Percentage Change	2019
			(Recast)			(Recast)
Employee compensation and benefits	$16,997	(14.3)%	$19,828	$36,013	(12.1)%	$40,952
Other production, distribution and operating costs	18,659	(21.7)%	23,845	39,651	(13.9)%	46,029
Newsprint, ink and other supplies	2,271	(43.5)%	4,022	5,542	(36.8)%	8,769
Depreciation	1,802	(22.8)%	2,333	3,567	(24.4)%	4,719
Amortization	64	(54.3)%	140	128	(40.7)%	216
Gain on sale/disposal of assets, net	—	100.0%	(25,908)	(5)	100.0%	(25,908)
Total Operating Costs and Expense	$39,793	64.0%	$24,260	$84,896	13.5%	$74,777

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits decreased $2,831 and $4,939 in the three and six months ended June 30, 2020, respectively, primarily due to headcount reductions of 110 since June 30, 2019, and as a result of the Company reducing employees’ compensation, including variable compensation related to bonuses, starting in the second quarter of 2020 in order to mitigate the financial impact of COVID-19.

Other production, distribution and operating costs – Expense decreased $5,186 and $6,378 in three and six months ended June 30, 2020, respectively, primarily due to a reduction in outside services expense resulting from expense incurred in the second quarter of 2019 related to a strategy review with an outside consulting firm, and reduced distribution expense related to delivery of the Company’s various publications and products. In addition, the Company managed discretionary spending, which will continue as a result of measures the Company is taking in response to COVID-19.

Newsprint, ink and other supplies – Expense decreased $1,751 and $3,227 in the three and six months ended June 30, 2020, respectively, due to competitive pricing available under its paper supply agreement, reduced newsprint costs associated with lower circulation volumes and the decline in commercial printing. Newsprint consumption for the three months ended June 30, 2020 and 2019, approximated 2,277 and 3,043 metric tons, respectively, and 4,848 and 6,849 metric tons for the six months ended June 30, 2020 and 2019, respectively.

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

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 22

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Percentage Change	2019	2020	Percentage Change	2019
Other income, net	$1,331	17.5%	$1,133	$2,683	36.7%	$1,962

Income tax provision (benefit)	$367	(95.1)%	$7,460	$(1,420)	(121.9)%	$6,496

Other income, net – Other income, net is primarily comprised of net periodic pension and other post-employment benefit of $1,153 and $2,307 for the three and six months ended June 30, 2020, respectively, and $818 and $1,637 for the three and six months ended June 30, 2019, respectively. Gain (loss) from investments and interest income (expense) are also included in other income, net.

Income tax provision (benefit) – The Company recognized income tax provision (benefit) of $367 and $7,460 for the three months ended June 30, 2020 and 2019, respectively, and $(1,420) and $6,496 for the six months ended June 30, 2020 and 2019, respectively. Effective income tax rates were 22.0 percent and 31.1 percent for the six months ended June 30, 2020 and 2019, respectively. The income tax provision for the three months ended June 30, 2020, was due to the Texas margin tax. The income tax benefit for the six months ended June 30, 2020, was due to the recognition of the 2018 net operating loss carryback permitted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), partially offset by the effect of the Texas margin tax.

The income tax provision for the three and six months ended June 30, 2019, was due to applying the estimated annual effective tax rate to year-to-date income, which included effects of the income generated from the sale of the Company’s former headquarters (see Note 13 – Disposal of Assets), a decrease in the deferred tax asset, and the effect of the Texas margin tax.

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

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 23

Liquidity and Capital Resources

The Company’s cash balances as of June 30, 2020 and December 31, 2019, were $42,310 and $48,626, respectively.

The Company intends to hold the majority of existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue is expected to continue to decline in future periods, cash on hand, cash flows, relief from the CARES Act, and other cost cutting measures, including the actions in response to the financial impact of COVID-19 described below, are expected to be sufficient to fund operating activities and capital spending of less than $500 over the remainder of the year.

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

As a result of the recent COVID-19 outbreak that began in January 2020, the Company is experiencing an increase in digital subscriptions, which currently does not offset the loss of advertising revenue. On April 6, 2020, the Company announced that it was taking several actions to reduce cash outflow in response to the financial impact of COVID-19. The Company reduced operating expenses, reduced capital expenditures to less than $1,000 in 2020, and lowered the quarterly dividend rate to $0.04 per share for dividends declared. In addition, employees’ base compensation was reduced Company-wide, and the annual bonus tied to financial metrics for eligible employees may be reduced if financial results are adversely affected. Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation was reduced and the board was reduced in size by two.

In response to COVID-19, the CARES Act was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures. The Company will benefit from the temporary five-year net operating loss carryback provision and the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100 percent tax bonus depreciation. Applying the technical correction to 2018 has resulted in reporting additional tax depreciation of $1,017 and increased the 2018 net operating loss to approximately $6,829. The loss was carried back against 2014 taxes paid at the federal statutory rate of 35 percent that was previously in effect, resulting in an expected cash refund of $2,345, recorded in prepaids and other current assets in the Consolidated Balance Sheet as of June 30, 2020.

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company and the Purchaser entered into an amendment to the two-year seller-financed promissory note of $22,400, for the sale of the real estate assets previously used as the Company’s headquarters. The second promissory note, in the principal amount of $375, includes a deferred interest payment of $195 that was due April 1, 2020, and a 2019 real property tax reconciliation payment due from the Purchaser. The Company has evaluated the collectability of the note as a result of the request to defer an interest payment by the Purchaser. Management believes that as of June 30, 2020, the Promissory Note is recoverable since the underlying collateral value has not materially changed from the sale date per Dallas County tax records. In addition, on July 1, 2020, the Purchaser paid the second quarter 2020 interest payment of $195. Management continues to monitor the credit worthiness of the Purchaser and the value of the underlying collateral given current economic conditions.

The Company continues to evaluate the future material impacts on its consolidated financial statements that may result from the actions taken by the Company and its customers in respect of this virus.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash used for operating activities for the six months ended June 30, 2020 and 2019, was $2,363 and $1,037, respectively. Cash flows used for operating activities increased by $1,326 during the six months ended June 30, 2020, when compared to the prior year period, primarily due to changes in working capital and other operating assets and liabilities.

Investing Cash Flows

Net cash provided by (used for) investing activities was $(527) and $1,715 for the six months ended June 30, 2020 and 2019, respectively. Cash flows from investing activities decreased due to cash proceeds of $4,597 received during the second quarter of 2019 related to the sale of real estate previously used as the Company’s headquarters in downtown Dallas, Texas, partially offset by the acquisition of Cubic, Inc. for $2,425. Cash flows from investing activities also included $532 and $457 of capital spending in 2020 and 2019, respectively. The Company has reduced its capital spending plan for 2020 in response to the financial impact of COVID-19 as discussed above.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 24

Financing Cash Flows

Net cash used for financing activities was $3,426 and $3,974 for the six months ended June 30, 2020 and 2019, respectively. Cash used for financing activities included dividend payments of $3,426 and $3,447 in 2020 and 2019, respectively. Additionally, in 2019, the Company purchased 131,613 shares of its Series A common stock at a cost of $527 under its board-authorized repurchase authority.

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

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on May 8, 2020, with the Securities and Exchange Commission (“SEC”).

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 25

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

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 26

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, with oversight from the Audit Committee of the Board of Directors of the Company, is actively engaged in remediation efforts to address the material weaknesses identified in the Management’s Report on Internal Controls. As of the date of filing this Form 10-Q, management is in the process of evaluating alternatives for modifying the design of certain ineffective controls and to ensure the operating effectiveness. Management intends to continue these efforts to remediate the 2019 material weaknesses including the following:

•Modify certain process-level controls over the accuracy and occurrence of revenue.

•Review the design of all process-level revenue controls and improve, as needed.

•In its efforts to remediate the 2018 material weaknesses, the Company enhanced training provided to all personnel who have financial reporting or internal control responsibilities. The training included a review of individual roles and responsibilities related to internal controls, improvements in oversight responsibilities and reemphasized the importance of completing the control procedures. However, in light of the material weaknesses identified for 2019 noted above, the Company concluded that these efforts were not effective and will continue to increase training in conjunction with reviewing the design and operating effectiveness of all revenue controls.

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

Changes in Internal Control Over Financial Reporting

Except as related to the mitigation activities associated with the material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the second fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 27

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 28

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

4.1(a)	*	Certain rights of the holders of the Company’s Common Stock set forth in Exhibits 3.1-3.4 above
4.1(b)	*	Description of Capital Stock (Exhibit 4.1 to the July 2, 2018 Form 8-K)
4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the July 2, 2018 Form 8-K)
4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the July 2, 2018 Form 8-K)
10.1	*	Material Contracts
(1) *

Sublease Agreement for Old Dallas Library Building dated December 30, 2016 (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2017 (Securities and Exchange Commission File No. 001-33741) (the “January 3, 2017 Form 8-K”))

(2) * Guaranty of Lease dated December 30, 2016 (Exhibit 10.2 to the January 3, 2017 Form 8-K)
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

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 29

Exhibit Number		Description
10.2	*	Compensatory plans and arrangements:
		~(1)	*

A. H. Belo Savings Plan as Amended and Restated Effective January 1, 2015 (Exhibit 10.2(1) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2015 (Securities and Exchange Commission File No. 001-33741))

			*	(a)

First Amendment to the A. H. Belo Savings Plan effective January 1, 2016 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 2016 (Securities and Exchange Commission File No. 001-33741))

			*	(b)

Second Amendment to the A. H. Belo Savings Plan effective September 8, 2016 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 2016 (Securities and Exchange Commission File No. 001-33741))

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

				(h)	Eighth Amendment to the A. H. Belo Savings Plan dated July 23, 2020
		~(2)	*	A. H. Belo 2017 Incentive Compensation Plan (Exhibit I to A. H. Belo Corporation’s Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on March 28, 2017)
			*	(a)	First Amendment to the A. H. Belo 2017 Incentive Compensation Plan (Exhibit 10.1 to the July 2, 2018 Form 8-K)
			*	(b)

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

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 30

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

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS			**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH			**	Inline XBRL Taxonomy Extension Schema Document
101.CAL			**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104			**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	July 27, 2020

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 32

EXHIBIT INDEX

Exhibit Number		Description
10.2(1)(H)		Eighth Amendment to the A. H. Belo Savings Plan dated July 23, 2020
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation Second Quarter 2020 on Form 10-Q 33