Form 10-Q
period 2020-09-30
A. H. Belo Corp
filed 2020-10-26
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Shares of Common Stock outstanding at October 22, 2020: 21,410,423 shares (consisting of 18,941,340 shares of Series A Common Stock and 2,469,083 shares of Series B Common Stock).

A. H. BELO CORPORATION

FORM 10-Q

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q

PART I

Item 1. Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except share and per share amounts (unaudited)	2020	2019	2020	2019
Net Operating Revenue:
Advertising and marketing services	$17,474	$21,616	$52,392	$70,957
Circulation	16,111	16,809	48,248	51,095
Printing, distribution and other	4,157	4,632	12,860	14,709
Total net operating revenue	37,742	43,057	113,500	136,761
Operating Costs and Expense:
Employee compensation and benefits	16,499	19,504	52,512	60,456
Other production, distribution and operating costs	19,307	21,171	58,958	67,200
Newsprint, ink and other supplies	2,476	3,972	8,018	12,741
Depreciation	1,753	2,289	5,320	7,008
Amortization	63	140	191	356
(Gain) loss on sale/disposal of assets, net	61	1,362	56	(24,546)
Asset impairments	—	1,593	—	1,593
Total operating costs and expense	40,159	50,031	125,055	124,808
Operating income (loss)	(2,417)	(6,974)	(11,555)	11,953
Other income, net	2,095	1,161	4,778	3,123
Income (Loss) Before Income Taxes	(322)	(5,813)	(6,777)	15,076
Income tax provision (benefit)	(224)	(1,808)	(1,644)	4,688
Net Income (Loss)	$(98)	$(4,005)	$(5,133)	$10,388

Per Share Basis
Net income (loss)
Basic and diluted	$(0.00)	$(0.19)	$(0.24)	$0.48
Number of common shares used in the per share calculation:
Basic and diluted	21,410,423	21,476,029	21,410,423	21,553,625

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 3

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (unaudited)	2020	2019	2020	2019
Net Income (Loss)	$(98)	$(4,005)	$(5,133)	$10,388
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	219	63	657	188
Total other comprehensive income, net of tax	219	63	657	188
Total Comprehensive Income (Loss)	$121	$(3,942)	$(4,476)	$10,576

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 4

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
In thousands, except share amounts (unaudited)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$43,174	$48,626
Accounts receivable (net of allowance of $829 and $671 at September 30, 2020 and December 31, 2019, respectively)	15,174	18,441
Notes receivable	22,775	—
Inventories	2,062	2,573
Prepaids and other current assets	8,344	5,164
Total current assets	91,529	74,804
Property, plant and equipment, at cost	313,667	343,893
Less accumulated depreciation	(300,188)	(325,440)
Property, plant and equipment, net	13,479	18,453
Operating lease right-of-use assets	21,496	21,371
Intangible assets, net	128	319
Deferred income taxes, net	27	50
Long-term note receivable	—	22,400
Other assets	2,608	3,648
Total assets	$129,267	$141,045
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,792	$6,103
Accrued compensation and benefits	6,835	7,407
Other accrued expense	5,778	5,930
Contract liabilities	14,860	12,098
Total current liabilities	33,265	31,538
Long-term pension liabilities	18,893	23,039
Long-term operating lease liabilities	22,555	23,120
Other post-employment benefits	1,322	1,347
Other liabilities	3,396	4,264
Total liabilities	79,431	83,308
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 125,000,000 shares
Series A: issued 20,855,200 and 20,854,975 shares at September 30, 2020 and December 31, 2019, respectively	209	209
Series B: issued 2,469,083 and 2,469,308 shares at September 30, 2020 and December 31, 2019, respectively	24	24
Treasury stock, Series A, at cost; 1,913,860 shares held at September 30, 2020 and December 31, 2019	(13,443)	(13,443)
Additional paid-in capital	494,389	494,389
Accumulated other comprehensive loss	(31,637)	(32,294)
Accumulated deficit	(399,706)	(391,148)
Total shareholders’ equity	49,836	57,737
Total liabilities and shareholders’ equity	$129,267	$141,045

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 5

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30, 2020 and 2019
	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2018	20,854,728	2,469,555	$233	$494,389	(1,697,370)	$(12,601)	$(37,641)	$(393,582)	$50,798
Net income	—	—	—	—	—	—	—	10,388	10,388
Other comprehensive income	—	—	—	—	—	—	188	—	188
Shares repurchased	—	—	—	—	(183,458)	(719)	—	—	(719)
Conversion of Series B to Series A	207	(207)	—	—	—	—	—	—	—
Dividends declared ($0.24 per share)	—	—	—	—	—	—	—	(5,148)	(5,148)
Balance at September 30, 2019	20,854,935	2,469,348	$233	$494,389	(1,880,828)	$(13,320)	$(37,453)	$(388,342)	$55,507
Balance at December 31, 2019	20,854,975	2,469,308	$233	$494,389	(1,913,860)	$(13,443)	$(32,294)	$(391,148)	$57,737
Net loss	—	—	—	—	—	—	—	(5,133)	(5,133)
Other comprehensive income	—	—	—	—	—	—	657	—	657
Conversion of Series B to Series A	225	(225)	—	—	—	—	—	—	—
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	(3,425)	(3,425)
Balance at September 30, 2020	20,855,200	2,469,083	$233	$494,389	(1,913,860)	$(13,443)	$(31,637)	$(399,706)	$49,836

	Three Months Ended September 30, 2020 and 2019
	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2019	20,854,771	2,469,512	$233	$494,389	(1,828,983)	$(13,128)	$(37,516)	$(382,625)	$61,353
Net loss	—	—	—	—	—	—	—	(4,005)	(4,005)
Other comprehensive income	—	—	—	—	—	—	63	—	63
Shares repurchased	—	—	—	—	(51,845)	(192)	—	—	(192)
Conversion of Series B to Series A	164	(164)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(1,712)	(1,712)
Balance at September 30, 2019	20,854,935	2,469,348	$233	$494,389	(1,880,828)	$(13,320)	$(37,453)	$(388,342)	$55,507
Balance at June 30, 2020	20,855,200	2,469,083	$233	$494,389	(1,913,860)	$(13,443)	$(31,856)	$(398,752)	$50,571
Net loss	—	—	—	—	—	—	—	(98)	(98)
Other comprehensive income	—	—	—	—	—	—	219	—	219
Dividends declared ($0.04 per share)	—	—	—	—	—	—	—	(856)	(856)
Balance at September 30, 2020	20,855,200	2,469,083	$233	$494,389	(1,913,860)	$(13,443)	$(31,637)	$(399,706)	$49,836

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 6

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In thousands (unaudited)	2020	2019
Operating Activities
Net income (loss)	$(5,133)	$10,388
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	5,511	7,364
Net periodic pension and other post-employment benefit	(3,461)	(2,455)
Bad debt expense	490	710
Deferred income taxes	23	3,818
(Gain) loss on sale/disposal of assets, net	56	(24,546)
Asset impairments	—	1,593
Gain on investment related activity	(732)	—
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	2,402	5,189
Inventories, prepaids and other current assets	(2,669)	851
Other assets	1,022	1,851
Accounts payable	(311)	(928)
Compensation and benefit obligations	(572)	(1,054)
Other accrued expenses	(615)	150
Contract liabilities	2,762	(101)
Other post-employment benefits	(53)	(45)
Net cash provided by (used for) operating activities	(1,280)	2,785
Investing Activities
Purchases of assets	(645)	(1,207)
Sales of assets	5	4,597
Proceeds from sale of investment	750	—
Acquisitions, net of cash acquired	—	(2,356)
Net cash provided by investing activities	110	1,034
Financing Activities
Dividends paid	(4,282)	(5,164)
Shares repurchased	—	(719)
Net cash used for financing activities	(4,282)	(5,883)
Net decrease in cash and cash equivalents	(5,452)	(2,064)
Cash and cash equivalents, beginning of period	48,626	55,313
Cash and cash equivalents, end of period	$43,174	$53,249

Supplemental Disclosures
Income tax paid, net (refund)	$751	$897
Noncash investing and financing activities:
Investments in property, plant and equipment payable	—	245
Dividends payable	856	1,715
Notes receivable for asset sales	375	22,400

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 7

A. H. Belo Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1: Basis of Presentation and Recently Issued Accounting Standards

Description of Business.    A. H. Belo Corporation and subsidiaries are referred to collectively herein as “A. H. Belo” or the “Company.” The Company, headquartered in Dallas, Texas, is the leading local news and information publishing company in Texas. The Company has a growing presence in emerging media and digital marketing, and maintains capabilities related to commercial printing, distribution and direct mail. A. H. Belo delivers news and information in innovative ways to a broad range of audiences with diverse interests and lifestyles.

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

COVID-19 Pandemic.     Currently, the rapid spread of coronavirus (COVID-19) globally has resulted in increased travel restrictions, and disruption and shutdown of businesses. The outbreak and any preventative or protective actions that the Company has taken and may continue to take, or may be imposed on the Company by governmental intervention, in respect of this virus may result in a period of disruption to the Company’s financial reporting capabilities, its printing operations, and its operations generally. COVID-19 is impacting, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in additional loss of advertising revenue or supply chain disruption. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for employees, including the temporary closure of some of the Company’s offices and having employees work remotely. Employees, including financial reporting staff, have been working remotely since on or about March 10, 2020, even as the stay-at-home orders were lifted in Texas. If the virus were to affect a significant number of the workforce employed in printing operations, the Company may experience delays or be unable to produce, print and deliver its publications and other third-party print publications on a timely basis. The extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity and length of the coronavirus pandemic and the actions taken by governments and private businesses to contain the coronavirus. The coronavirus is likely to have an adverse impact on the Company’s business, results of operations and financial condition at least for the near term.

Media was designated an essential business, therefore the Company’s operations have continued throughout the pandemic. The Company is experiencing an increase in digital subscriptions, which currently does not offset the loss of advertising revenue. On April 6, 2020, the Company announced that it was taking several actions in response to the financial impact of COVID-19. The Company reduced operating and capital expenditures, and lowered the quarterly dividend rate to $0.04 per share for dividends declared. Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation was reduced and the board was reduced in size by two. In addition, employees’ base compensation was reduced Company-wide, and the annual bonus tied to financial metrics for eligible employees may be reduced if financial results are adversely affected. In October, the Company restored base salaries prospectively for all employees, with the exception of the management committee that reports to the Chief Executive Officer. The Company continues to evaluate the future material impacts on its consolidated financial statements that may result from the actions taken by the Company and its customers in respect of this virus.

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

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 8

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

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes specific exceptions to the general principles in Topic 740 in order to reduce the complexity of its application. ASU 2019-12 also improves consistency and simplifies existing guidance by clarifying and amending certain specific areas of Topic 740. The guidance will be effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted and is to be adopted prospectively, modified retrospectively or retrospectively depending on the associated exception. It was determined that only two of the items were applicable to the Company. These two items are the exception to the incremental approach for intra-period tax allocation and the exception in interim-period income tax accounting for year-to-date losses that exceed anticipated losses. Both of these items are to be adopted prospectively. The Company early adopted this standard prospectively in the third quarter of 2020, and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 9

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

Note 3: Acquisitions

In April 2019, the Company completed the acquisition of certain assets of Cubic, Inc. for a cash purchase price of $2,356, net of $213 cash acquired. Transaction costs related to the purchase were a component of other production, distribution and operating costs in the Consolidated Statements of Operations and totaled $92, of which $0 were incurred in the nine months ended September 30, 2020, and $0 and $86 were incurred in the three and nine months ended September 30, 2019, respectively.

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

Note 4: Revenue

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. This occurs when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services, typically at contract price or determined by stand-alone selling price. The Company has an estimated allowance for credits, refunds and similar obligations. Sales tax collected concurrent with revenue-producing activities are excluded from revenue.

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

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 10

The table below sets forth revenue disaggregated by revenue source. Due to the third quarter 2019 change to a single decision-making reporting structure (see Note 2 – Segment Reporting), the Company determined that disaggregating revenue by print and digital products best aligned with the new Company structure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Advertising and Marketing Services
Print advertising	$11,529	$13,878	$33,219	$45,434
Digital advertising and marketing services	5,945	7,738	19,173	25,523
Total	$17,474	$21,616	$52,392	$70,957

Circulation
Print circulation	$14,360	$15,507	$43,606	$47,501
Digital circulation	1,751	1,302	4,642	3,594
Total	$16,111	$16,809	$48,248	$51,095

Printing, Distribution and Other	$4,157	$4,632	$12,860	$14,709

Total Revenue	$37,742	$43,057	$113,500	$136,761

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

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 11

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

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three and nine months ended September 30, 2020, the Company recognized $1,222 and $9,714, respectively, of revenue that was included in the contract liabilities balance as of December 31, 2019. The Company typically recognizes deferred revenue within 1 to 12 months.

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

The Company has a sublease with Denton Publishing Company for a remaining term of approximately three years. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of September 30, 2020, sublease income is expected to approximate $140 for the remainder of 2020, $440 in 2021, $240 in 2022, and $130 in 2023.

In the third quarter of 2020, the Company recorded an additional right-of-use asset and liability of $249 for a lease that commenced on August 1, 2020, with a lease term of three years. As of September 30, 2020, the Company did not have any significant operating leases that have not yet commenced.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 12

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	September 30, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$21,496	$21,371

Liabilities
Operating
Current	Other accrued expense	$2,276	$1,579
Noncurrent	Long-term operating lease liabilities	22,555	23,120
Total lease liabilities		$24,831	$24,699

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		10.7	11.7
Weighted average discount rate (%)		7.3	7.5

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease Cost
Operating lease cost	$1,073	$1,072	$3,192	$3,172
Short-term lease cost	—	30	13	121
Variable lease cost	140	175	426	420
Sublease income	(191)	(172)	(564)	(515)
Total lease cost	$1,022	$1,105	$3,067	$3,198

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities			$3,091	$3,057
Right-of-use assets obtained in exchange for operating lease liabilities			1,789	23,886

The table below sets forth the remaining maturities of the Company’s lease liabilities as of September 30, 2020.

Years Ending December 31,	Operating Leases
2020	$732
2021	4,330
2022	4,230
2023	3,324
2024	2,467
Thereafter	22,121
Total lease payments	37,204
Less: imputed interest	12,373
Total lease liabilities	$24,831

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 13

Note 6: Intangible Assets

The table below sets forth intangible assets as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
Intangible Assets
Cost	$2,030	$2,030
Accumulated Amortization	(1,902)	(1,711)
Net Carrying Value	$128	$319

The intangible assets include $1,520 of developed technology with an estimated useful life of five years, fully amortized in 2019, and $510 of customer relationships with estimated useful lives of two years and net carrying value of $128. Aggregate amortization expense was $63 and $140 for the three months ended September 30, 2020 and 2019, respectively, and $191 and $356 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the Company performed a review of potential impairment indicators for its long-lived assets, including intangible assets, property, plant and equipment, and right-of-use assets. The Company determined there were indicators of possible impairment and conducted a long-lived assets impairment review. Upon completion, it was determined the undiscounted cash flows from operations and disposition of the assets exceeded the carrying value of the asset group, thus no impairment was indicated.

Note 7: Related Party Transactions

In 2017, the Company extended a term note to eSite Analytics, Inc. (“eSite”) of $750. The note had a term of three years, matured February 8, 2020, and incurred interest at a rate of 5.5 percent. The note provided for quarterly interest and principal payments of approximately $60. In March 2019, the Company extended a line of credit of $200 to eSite. In November 2019, the $200 line of credit was rolled into the term note and the note was extended until September 30, 2022. As of December 31, 2019, the note receivable was $573. On February 13, 2020, eSite paid off their loan, including interest. On September 24, 2020, the Company’s shares of eSite were repurchased by eSite for $750, recognized in other income, net in the Consolidated Statements of Operations. The Company no longer has any investment in or influence over the business.

Note 8: Income Taxes

The Company calculated the income tax benefit for the 2020 and 2019 interim periods using an estimated annual effective tax rate based on its expected annual income (loss) before income taxes, adjusted for permanent differences, which it applied to the year-to-date income (loss) before income taxes and specific events that are discretely recognized as they occur.

The Company recognized income tax provision (benefit) of $(224) and $(1,808) for the three months ended September 30, 2020 and 2019, respectively, and $(1,644) and $4,688 for the nine months ended September 30, 2020 and 2019, respectively. Effective income tax rates were 24.3 percent and 31.1 percent for the nine months ended September 30, 2020 and 2019, respectively. The income tax benefit for the three months ended September 30, 2020, was due to a change in the Company’s estimated annual effective tax rate and additional losses generated from operations. The income tax benefit for the nine months ended September 30, 2020, was due to the recognition of the 2018 net operating loss carryback permitted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), partially offset by the effect of the Texas margin tax.

The income tax benefit for the three months ended September 30, 2019, was due to the Texas margin tax, offset by losses generated from operations in the third quarter. The income tax provision for the nine months ended September 30, 2019, was due to the Texas margin tax and applying the estimated annual effective tax rate to year-to-date income, which included effects of the income generated from the sale of the Company’s former headquarters (see Note 13 – Disposal of Assets).

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 14

In response to COVID-19, the CARES Act was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company has benefited from the temporary five year net operating loss carryback provision and the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100 percent tax bonus depreciation. Applying the technical correction to 2018 has resulted in reporting additional tax depreciation of $1,017 and increased the 2018 net operating loss to approximately $6,829. The loss was carried back against 2014 taxes paid at the federal statutory rate of 35 percent that was previously in effect, resulting in an expected cash refund of $2,345, recorded in prepaids and other current assets in the Consolidated Balance Sheet as of September 30, 2020. On October 2, 2020, the refund plus interest was received.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$1,559	$1,973	$4,677	$5,922
Expected return on plans' assets	(2,941)	(2,866)	(8,822)	(8,599)
Amortization of actuarial loss	220	70	660	209
Net periodic pension benefit	$(1,162)	$(823)	$(3,485)	$(2,468)

Defined Contribution Plans. The A. H. Belo Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. During the three months ended September 30, 2020 and 2019, the Company recorded expense of $167 and $178, respectively, and during the nine months ended September 30, 2020 and 2019, the Company recorded expense of $570 and $503, respectively, for matching contributions to the Savings Plan.

Note 10: Shareholders’ Equity

Dividends. On September 24, 2020, the Company’s board of directors declared a $0.04 per share dividend to shareholders of record as of the close of business on November 13, 2020, which is payable on December 4, 2020.

Treasury Stock. In 2019, the Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. The agreement to repurchase the Company’s stock expired in the fourth quarter of 2019 and was not renewed.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 15

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 18,941,340 and 2,469,083, respectively, net of treasury shares at September 30, 2020. At December 31, 2019, the Company had Series A and Series B common stock outstanding of 18,941,115 and 2,469,308, respectively, net of treasury shares.

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

	Three Months Ended September 30,
	2020			2019
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(31,856)	$(32,003)	$147	$(37,516)	$(37,864)	$348
Amortization	219	220	(1)	63	70	(7)
Balance, end of period	$(31,637)	$(31,783)	$146	$(37,453)	$(37,794)	$341

	Nine Months Ended September 30,
	2020			2019
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,294)	$(32,443)	$149	$(37,641)	$(38,003)	$362
Amortization	657	660	(3)	188	209	(21)
Balance, end of period	$(31,637)	$(31,783)	$146	$(37,453)	$(37,794)	$341

Note 11: Earnings Per Share

The table below sets forth the net income (loss) available to common shareholders and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings (Numerator)
Net income (loss) available to common shareholders	$(98)	$(4,005)	$(5,133)	$10,388

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted)	21,410,423	21,476,029	21,410,423	21,553,625

Income (Loss) Per Share
Basic and diluted	$(0.00)	$(0.19)	$(0.24)	$0.48

There were no options or RSUs outstanding as of September 30, 2020 and 2019, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 16

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

Note 13: Disposal of Assets

In the third quarter of 2019, the Company recorded a loss of $1,362 on the disposal of newspaper production assets and publishing software that was replaced by a new digital content platform. The loss is included in the (gain) loss on sale/disposal of assets, net in the Consolidated Statements of Operations. The newspaper production assets were disposed as a result of the Company’s strategic decision, in the first quarter of 2019, to eliminate its brokered printing business and reduce the number of local and national commercial print customers it serves from more than 30 to 5.

In May 2019, the Company finalized a Purchase and Sale Agreement with Charter DMN Holdings, LP (the “Purchaser”) for the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two year seller-financed promissory note (the “Promissory Note”) of $22,400, included in long-term note receivable in the Consolidated Balance sheet as of December 31, 2019, and included in current notes receivable as of September 30, 2020. The sale provided the Company an additional $1,000 contingency payment if certain conditions were met. The contingency expired as of June 30, 2020, with no payment made by the Purchaser related to the contingency. In the second quarter of 2019, the Company recorded a pretax gain of $25,908, included in (gain) loss on sale/disposal of assets, net in the Consolidated Statements of Operations. Due to the offset by existing net operating loss carryforwards, the Company did not record any current tax expense related to the sale transaction.

The Promissory Note is secured by a first lien deed of trust covering the property and bears interest payable in quarterly installments that began on July 1, 2019, continuing through its maturity on June 30, 2021, and includes a pre-payment feature. Interest will be accrued at 3.5 percent during the first year and at 4.5 percent during the second year.

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company and the Purchaser entered into an amendment to the Promissory Note deferring the Purchaser’s interest payment of $195 that was due April 1, 2020, and adding it to a second promissory note (the “Second Promissory Note”). In addition, the Second Promissory Note includes a 2019 real property tax reconciliation payment due from the Purchaser under the Purchase and Sale Agreement in the amount of $180. The Second Promissory Note, in the principal amount of $375, included in current notes receivable in the Consolidated Balance Sheet, is secured by a second lien deed of trust covering the property and due June 30, 2021. The Company has evaluated the collectability of the note as a result of the request to defer an interest payment by the Purchaser. Management believes that as of September 30, 2020, the Promissory Note is recoverable since the underlying collateral value has not materially changed from the sale date per Dallas County tax records. In addition, on October 1, 2020, the Purchaser paid the third quarter 2020 interest payment of $253. Management continues to monitor the credit worthiness of the Purchaser and the value of the underlying collateral given current economic conditions.

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

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 17

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

OVERVIEW

A. H. Belo, headquartered in Dallas, Texas, is the leading local news and information publishing company in Texas. The Company has a growing presence in emerging media and digital marketing, and maintains capabilities related to commercial printing, distribution and direct mail. A. H. Belo delivers news and information in innovative ways to a broad range of audiences with diverse interests and lifestyles. The Company publishes The Dallas Morning News (www.dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences. Its newspaper operations also provide commercial printing and distribution services to several large national newspapers. In addition, the Company has the capabilities of a full-service strategy, creative and media agency that focuses on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients.

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

Currently, the rapid spread of coronavirus (COVID-19) globally has resulted in increased travel restrictions, and disruption and shutdown of businesses. The outbreak and any preventative or protective actions that the Company has taken and may continue to take, or may be imposed on the Company by governmental intervention, in respect of this virus may result in a period of disruption to the Company’s financial reporting capabilities, its printing operations, and its operations generally. COVID-19 is impacting, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in additional loss of advertising revenue or supply chain disruption. Media was designated an essential business, therefore the Company’s operations have continued throughout the pandemic. While digital subscriptions grew in the first half of 2020, the Company experienced decreased demand for its print and digital advertising. As a result, the Company implemented measures to reduce costs and preserve cash flow. These measures include reduction in the quarterly dividend rate, decreases in employee compensation, as well as reductions in discretionary spending. In addition, the Company will benefit from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). However, these measures may not be sufficient to fully offset the impact of the COVID-19 pandemic on the Company’s business and, as such, the Company’s results of operations may be negatively impacted.

As of September 30, 2020, the Company performed a review of potential impairment indicators for its long-lived assets, including intangible assets, property, plant and equipment, and right-of-use assets. The Company determined there were indicators of possible impairment and conducted a long-lived assets impairment review. Upon completion, it was determined the undiscounted cash flows from operations and disposition of the assets exceeded the carrying value of the asset group, thus no impairment was indicated.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 18

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, expense and other information relevant to an understanding of results of operations for the three and nine months ended September 30, 2020 and 2019. In the third quarter of 2019, in conjunction with the Company’s organizational changes, the Company determined it has one reportable segment (see Note 2 – Segment Reporting). The Company determined that disaggregating revenue by print and digital products best aligned with the new Company structure.

The table below sets forth the components of A. H. Belo’s operating income (loss).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Percentage Change	2019	2020	Percentage Change	2019
Advertising and marketing services	$17,474	(19.2)%	$21,616	$52,392	(26.2)%	$70,957
Circulation	16,111	(4.2)%	16,809	48,248	(5.6)%	51,095
Printing, distribution and other	4,157	(10.3)%	4,632	12,860	(12.6)%	14,709
Total Net Operating Revenue	37,742	(12.3)%	43,057	113,500	(17.0)%	136,761

Total Operating Costs and Expense	40,159	(19.7)%	50,031	125,055	0.2%	124,808

Operating Income (Loss)	$(2,417)	65.3%	$(6,974)	$(11,555)	(196.7)%	$11,953

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. In addition, the Company did experience declines resulting from the COVID-19 pandemic beginning late in the first quarter.

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

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 19

Advertising and marketing services revenue

Advertising and marketing services revenue was 46.3 percent and 46.2 percent of total revenue for the three and nine months ended September 30, 2020, respectively, and 50.2 percent and 51.9 percent for the three and nine months ended September 30, 2019, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Percentage Change	2019	2020	Percentage Change	2019
Print advertising	$11,529	(16.9)%	$13,878	$33,219	(26.9)%	$45,434
Digital advertising and marketing services	5,945	(23.2)%	7,738	19,173	(24.9)%	25,523
Advertising and Marketing Services	$17,474	(19.2)%	$21,616	$52,392	(26.2)%	$70,957

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display and classified advertising continues to decline. Display and classified print revenue decreased $1,296 and $7,507 in the three and nine months ended September 30, 2020, respectively, primarily due a revenue decline in all advertising categories, with the largest declines in the retail categories. In addition to the general trends adversely impacting the publishing industry, the Company experienced unfavorable impacts resulting from the COVID-19 pandemic, which started in the latter part of the first quarter of 2020.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased $1,053 and $4,708 in the three and nine months ended September 30, 2020, respectively, due to a volume decline consistent with the circulation volumes discussed below and due to the impact of the COVID-19 pandemic.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing management, consulting, creative services, targeted and multi-channel (programmatic) advertising placed on third-party websites, digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, social media management, search optimization, direct mail and the sale of promotional materials. The Company’s auto sales division offered targeted advertising to auto dealerships primarily in the North Texas region desiring to advertise their inventory on the cars.com platform through September 30, 2019. Revenue decreased $1,793 and $6,350 in the three and nine months ended September 30, 2020, primarily due to the cars.com agreement ending.

Circulation revenue

Circulation revenue was 42.7 percent and 42.5 percent of total revenue for the three and nine months ended September 30, 2020, respectively, and 39.0 percent and 37.4 percent for the three and nine months ended September 30, 2019, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Percentage Change	2019	2020	Percentage Change	2019
Print circulation	$14,360	(7.4)%	$15,507	$43,606	(8.2)%	$47,501
Digital circulation	1,751	34.5%	1,302	4,642	29.2%	3,594
Circulation	$16,111	(4.2)%	$16,809	$48,248	(5.6)%	$51,095

Print circulation

Revenue decreased primarily due to a decline in home delivery revenue, driven by a volume decline of 9.0 percent and 10.6 percent for the three and nine months ended September 30, 2020, respectively. The volume declines were partially offset by rate increases. Single copy revenue also decreased compared to prior year, due to single copy paid print circulation volume declines of 29.7 percent and 24.2 percent for the three and nine months ended September 30, 2020, respectively.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 20

Digital circulation

Revenue increased in the three and nine months ended September 30, 2020, due to an increase in digital-only subscriptions of 38.8 percent when compared to September 30, 2019, primarily resulting from increased interest in news related to the COVID-19 pandemic.

Printing, distribution and other revenue

Printing, distribution and other revenue was 11.0 percent and 11.3 percent of total revenue for the three and nine months ended September 30, 2020, respectively, 10.8 percent and 10.7 percent for the three and nine months ended September 30, 2019, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Percentage Change	2019	2020	Percentage Change	2019
Printing, Distribution and Other	$4,157	(10.3)%	$4,632	$12,860	(12.6)%	$14,709

Revenue decreased in the three and nine months ended September 30, 2020, primarily due to a decline in commercial printing revenue partially offset by an increase in shared mail packaging revenue.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 21

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Percentage Change	2019	2020	Percentage Change	2019
Employee compensation and benefits	$16,499	(15.4)%	$19,504	$52,512	(13.1)%	$60,456
Other production, distribution and operating costs	19,307	(8.8)%	21,171	58,958	(12.3)%	67,200
Newsprint, ink and other supplies	2,476	(37.7)%	3,972	8,018	(37.1)%	12,741
Depreciation	1,753	(23.4)%	2,289	5,320	(24.1)%	7,008
Amortization	63	(55.0)%	140	191	(46.3)%	356
(Gain) loss on sale/disposal of assets, net	61	(95.5)%	1,362	56	100.2%	(24,546)
Asset impairments	—	(100.0)%	1,593	—	(100.0)%	1,593
Total Operating Costs and Expense	$40,159	(19.7)%	$50,031	$125,055	0.2%	$124,808

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits decreased $3,005 and $7,944 in the three and nine months ended September 30, 2020, respectively, primarily due to headcount reductions of 120 since September 30, 2019, and as a result of the Company reducing employees’ compensation, including variable compensation related to bonuses, starting in the second quarter of 2020 in order to mitigate the financial impact of COVID-19.

Other production, distribution and operating costs – Expense decreased $1,864 and $8,242 in three and nine months ended September 30, 2020, respectively, primarily due to a reduction in outside services expense and the continued management of discretionary spending, which will continue as a result of measures the Company is taking in response to COVID-19.

Newsprint, ink and other supplies – Expense decreased $1,496 and $4,723 in the three and nine months ended September 30, 2020, respectively, due to competitive pricing available under its paper supply agreement, reduced newsprint costs associated with lower circulation volumes and the decline in commercial printing. Newsprint consumption for the three months ended September 30, 2020 and 2019, approximated 2,500 and 2,921 metric tons, respectively, and 7,348 and 9,770 metric tons for the nine months ended September 30, 2020 and 2019, respectively.

Depreciation – Expense decreased due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated and the Company has reduced capital spending.

Amortization – Expense decreased due to an intangible asset being fully amortized in 2019, and the only remaining intangible asset is comprised of customer relationships.

(Gain) loss on sale/disposal of assets, net – In 2020, the Company disposed assets and sold production related assets that were no longer in use. In the third quarter of 2019, the Company recorded a loss of $1,362 on the disposal of newspaper production assets, as a result of reduced brokered and commercial printing, and publishing software that was replaced by a new digital content platform. In the second quarter of 2019, the Company completed the sale of real estate previously used as the Company’s headquarters for $28,000, resulting in a pretax gain of $25,908.

Asset impairments – In the third quarter of 2019, in conjunction with the Company’s organizational changes, the Company conducted an impairment review of goodwill and long-lived assets. As a result, the Company recorded a noncash goodwill impairment charge of $1,593 in the third quarter of 2019, fully impairing goodwill.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 22

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Percentage Change	2019	2020	Percentage Change	2019
Other income, net	$2,095	80.4%	$1,161	$4,778	53.0%	$3,123

Income tax provision (benefit)	$(224)	87.6%	$(1,808)	$(1,644)	(135.1)%	$4,688

Other income, net – Other income, net is primarily comprised of net periodic pension and other post-employment benefit of $1,154 and $3,461 for the three and nine months ended September 30, 2020, respectively, and $818 and $2,455 for the three and nine months ended September 30, 2019, respectively. On September 24, 2020, the Company’s shares of eSite Analytics, Inc. (“eSite”) were repurchased by eSite for $750, recognized in other income, net. Interest income (expense) is also included in other income, net.

Income tax provision (benefit) – The Company recognized income tax provision (benefit) of $(224) and $(1,808) for the three months ended September 30, 2020 and 2019, respectively, and $(1,644) and $4,688 for the nine months ended September 30, 2020 and 2019, respectively. Effective income tax rates were 24.3 percent and 31.1 percent for the nine months ended September 30, 2020 and 2019, respectively. The income tax benefit for the three months ended September 30, 2020, was due to a change in the Company’s estimated annual effective tax rate and additional losses generated from operations. The income tax benefit for the nine months ended September 30, 2020, was due to the recognition of the 2018 net operating loss carryback permitted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), partially offset by the effect of the Texas margin tax.

The income tax benefit for the three months ended September 30, 2019, was due to the Texas margin tax, offset by losses generated from operations in the third quarter. The income tax provision for the nine months ended September 30, 2019, was due to the Texas margin tax and applying the estimated annual effective tax rate to year-to-date income, which included effects of the income generated from the sale of the Company’s former headquarters (see Note 13 – Disposal of Assets).

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

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 23

Liquidity and Capital Resources

The Company’s cash balances as of September 30, 2020 and December 31, 2019, were $43,174 and $48,626, respectively.

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

As a result of the recent COVID-19 outbreak that began in January 2020, the Company is experiencing an increase in digital subscriptions, which currently does not offset the loss of advertising revenue. On April 6, 2020, the Company announced that it was taking several actions to reduce cash outflow in response to the financial impact of COVID-19. The Company reduced operating expenses, reduced capital expenditures to less than $1,000 in 2020, and lowered the quarterly dividend rate to $0.04 per share for dividends declared. Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation was reduced and the board was reduced in size by two. In addition, employees’ base compensation was reduced Company-wide, and the annual bonus tied to financial metrics for eligible employees may be reduced if financial results are adversely affected. In October, the Company restored base salaries prospectively for all employees, with the exception of the management committee that reports to the Chief Executive Officer.

In response to COVID-19, the CARES Act was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures. The Company has benefited from the temporary five-year net operating loss carryback provision and the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100 percent tax bonus depreciation. Applying the technical correction to 2018 has resulted in reporting additional tax depreciation of $1,017 and increased the 2018 net operating loss to approximately $6,829. The loss was carried back against 2014 taxes paid at the federal statutory rate of 35 percent that was previously in effect, resulting in an expected cash refund of $2,345, recorded in prepaids and other current assets in the Consolidated Balance Sheet as of September 30, 2020. On October 2, 2020, the refund plus interest was received.

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company and the Purchaser entered into an amendment to the two-year seller-financed promissory note of $22,400, for the sale of the real estate assets previously used as the Company’s headquarters. The second promissory note, in the principal amount of $375, includes a deferred interest payment of $195 that was due April 1, 2020, and a 2019 real property tax reconciliation payment due from the Purchaser. The Company has evaluated the collectability of the note as a result of the request to defer an interest payment by the Purchaser. Management believes that as of September 30, 2020, the Promissory Note is recoverable since the underlying collateral value has not materially changed from the sale date per Dallas County tax records. In addition, on October 1, 2020, the Purchaser paid the third quarter 2020 interest payment of $253. Management continues to monitor the credit worthiness of the Purchaser and the value of the underlying collateral given current economic conditions.

The Company continues to evaluate the future material impacts on its consolidated financial statements that may result from the actions taken by the Company and its customers in respect of this virus.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash provided by (used for) operating activities for the nine months ended September 30, 2020 and 2019, was $(1,280) and $2,785, respectively. Cash flows from operating activities decreased by $4,065 during the nine months ended September 30, 2020, when compared to the prior year period, primarily due to a net loss of $5,133 in 2020, and changes in working capital and other operating assets and liabilities.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 24

Investing Cash Flows

Net cash provided by investing activities was $110 and $1,034 for the nine months ended September 30, 2020 and 2019, respectively. Cash flows from investing activities decreased due to cash proceeds of $4,597 received during the second quarter of 2019 related to the sale of real estate previously used as the Company’s headquarters in downtown Dallas, Texas, partially offset by the acquisition of Cubic, Inc. for $2,425. Cash flows from investing activities also included $750 for the sale of the Company’s eSite shares that were repurchased by eSite in the third quarter of 2020. Capital spending was $645 and $1,207 in 2020 and 2019, respectively. The Company reduced its capital spending plan for 2020 in response to the financial impact of COVID-19 as discussed above.

Financing Cash Flows

Net cash used for financing activities was $4,282 and $5,883 for the nine months ended September 30, 2020 and 2019, respectively. Cash used for financing activities included dividend payments of $4,282 and $5,164 in 2020 and 2019, respectively. Additionally, in 2019, the Company purchased 183,458 shares of its Series A common stock at a cost of $719 under its board-authorized repurchase authority.

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

On September 24, 2020, the Company’s board of directors declared a $0.04 per share dividend to shareholders of record as of the close of business on November 13, 2020, which is payable on December 4, 2020.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on May 8, 2020, with the Securities and Exchange Commission (“SEC”).

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 25

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

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 26

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, with oversight from the Audit Committee of the Board of Directors of the Company, is actively engaged in remediation efforts to address the material weaknesses identified in the Management’s Report on Internal Controls. Management evaluated alternatives for modifying the design of certain ineffective controls to remediate the 2019 material weaknesses including the following:

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

These improvements are targeted at strengthening the Company’s internal control over financial reporting and remediating the 2019 material weaknesses. The Company remains committed to an effective internal control environment and management believes that these actions and the improvements management expects to achieve as a result, will effectively remediate the 2019 material weaknesses. However, the material weaknesses in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. As of the date of filing this Form 10-Q, management is in the process of either final implementation or testing of these additional controls to determine whether they are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as related to the mitigation activities associated with the material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the third fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 27

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 28

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

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 29

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

			*	(h)

Eighth Amendment to the A. H. Belo Savings Plan dated July 23, 2020 (Exhibit 10.2(1)(H) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2020 (Securities and Exchange Commission File No. 001-33741))

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

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 30

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

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	October 26, 2020

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 32

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation Third Quarter 2020 on Form 10-Q 33