Form 10-K
period 2020-12-31
A. H. Belo Corp
filed 2021-03-11
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Series B Common Stock, $0.01 par value (Title of class)

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

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2020, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $32,154,654.*

Shares of Common Stock outstanding at March 4, 2021: 21,410,423 shares (consisting of 18,941,420 shares of Series A Common Stock and 2,469,003 shares of Series B Common Stock).

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as a share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held on May 13, 2021, are incorporated by reference into Parts II and III of this Annual Report.

A. H. Belo Corporation 2020 Annual Report on Form 10-K

A. H. BELO CORPORATION

FORM 10-K

A. H. Belo Corporation 2020 Annual Report on Form 10-K

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K concerning A. H. Belo Corporation’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, dispositions, impairments, business initiatives, acquisitions, pension plan contributions and obligations, real estate sales, working capital, future financings and other financial and non-financial items that are not historical facts, including statements of the Company’s expectations relating to its plans to regain NYSE compliance, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; cybersecurity incidents; technological obsolescence; and the current and future impacts of the COVID-19 public health crisis. Among other risks, there can be no guarantee that the board of directors will approve a quarterly dividend in future quarters. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 3

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

In addition to traditional print advertising, the Company has the ability to provide full-service agency capabilities including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients. Through the full-service capabilities, we are able to offer businesses comprehensive, strategic and creative marketing solutions which allow our clients to connect with their business, their brand and their audiences. The Company has aligned management and its sales teams to provide a cross-functional integrated approach to maximize the development of these businesses. Digital marketing services are provided through the following service offerings:

•Multi-channel marketing solutions through subscription sales of the Company’s cloud-based software, allowing customers to manage and individualize their marketing campaigns. In addition, multi-channel marketing services are provided to customers without access to the proprietary software.

•Digital and marketing analytics, search engine marketing and other marketing related services to businesses across the United States.

•Social media account management and content marketing services principally for businesses in the North Texas region.

•Multi-channel digital advertising and marketing services campaigns for customers, allowing them to target demographic audiences using data analytics and determine the delivery media such as email campaigns, banner impressions or video views on third-party websites.

•Marketing and promotional products for businesses to supply to employees and customers.

The following describes the Company’s various revenue streams.

Advertising and Marketing Services Revenue - Advertising and marketing services revenue accounted for approximately 47 percent of total revenue for 2020. The Company has a comprehensive portfolio of print and digital advertising products, which include display, classified, preprint and digital advertising. Display revenue results from sales of advertising space within the Company’s core newspapers and niche publications to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspapers. Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspapers and niche publications, or distributed by mail or third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company’s capabilities allow its advertisers to target preprint distribution selectively at the sub-zip code level in order to optimize coverage for the advertisers’ locations.

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

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 4

Circulation Revenue - Circulation revenue accounted for approximately 42 percent of total revenue for 2020 and includes subscriptions and single copy sales related to the Company’s core newspapers in print and digital formats. A. H. Belo’s steadfast commitment to producing superior, unduplicated local journalism enables the Company’s newspapers to charge premium subscription rates. The Dallas Morning News’ goal is to maximize the amount of recurring revenue from consumers of the Company’s print and digital products. The Company continuously assesses the journalism provided to subscribers and their willingness and ability to pay higher rates by geographic area. Each year since 2008, the Company has implemented effective rate increases to select subscribers or retailers. A digital replica version of The Dallas Morning News is offered on dallasnews.com for subscribers to purchase if they prefer to consume news through a digital device in a more traditional format. A. H. Belo’s newspapers and the newspaper industry as a whole are challenged to maintain and grow print circulation volume. To the extent circulation volume declines cannot be offset by rate increases, the Company will realize lower circulation revenue. Circulation volume declines could also result in lower rates and volumes for advertising revenue.

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

Printing, Distribution and Other Revenue - Printing, distribution and other revenue accounted for approximately 11 percent of total revenue for 2020 and includes commercial printing, distribution, and shared mail packaging services. The Company’s commercial printing and distribution services leverage the capacity of its production and distribution assets. The Company believes the incremental revenue from these services allows a greater return from the Company’s operating assets.

Commercial printing and delivery services are provided for certain national newspapers. A shared mail packaging business is operated in Phoenix, Arizona, providing mailed advertisements for business customers.

Raw Materials and Distribution

The basic material used in publishing newspapers is newsprint. The Company entered into a three-year Paper Supply Agreement, effective in August 2019, with Gannett Supply Corporation (“Gannett”), a newsprint broker, which will be the Company’s sole supplier of newsprint from designated newsprint suppliers at market-based prices during the term of the agreement, except in certain specified instances. The agreement is renewable for successive one-year terms upon mutual agreement of the parties, and is terminable by either party on 180 days prior written notice. This agreement allows the Company access to multiple mills at competitive pricing. Prior to the Gannett agreement, the Company’s newsprint was obtained through a purchasing consortium. Management believes the Gannett agreement provides adequate sources of newsprint to meet the Company’s current needs. Significant increases in newsprint costs or the Company’s inability to obtain an adequate supply of newsprint in the future could adversely affect its financial condition and results of operations.

During 2020, Company operations consumed 9,781 metric tons of newsprint at an average cost of $549 per metric ton. Consumption of newsprint in 2019 was 11,619 metric tons at an average cost of $751 per metric ton.

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

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 5

Competitive Strengths and Challenges

The Company’s strengths include:

•the largest news-gathering operation in North Texas

•the opportunity to build valuable first-party data sets about consumers in North Texas due to the millions of unique visitors who come to the Company’s websites and mobile applications monthly

•the ability to develop innovative new product and service offerings which leverage the Company’s brand equity, existing content, distribution platforms, technologies and relationships

•the ability to provide clients with full-service agency capabilities including strategy, creative and media management which allow our clients to connect with their business, their brand and their audiences

•sufficient liquidity to allow the Company to invest opportunistically in the Company’s business

•an affluent and educated demographic base in its market

•the ability to market print or digital products and services to large and targeted audiences at low marginal costs

•a large sales force with knowledge of the marketplaces in which the Company conducts its business, and relationships with current and potential print and digital advertising clients

•the ability to manage operating costs effectively according to market pressures

The Company’s challenges include:

•timely growth of revenue and profits related to the Company’s agency and digital services and digital subscriptions businesses that would provide for an offset to declines in revenue and profits related to the Company’s print advertising and print circulation

•operating in a competitive environment with increased competition from other media, particularly internet-based media provided to customers at no cost

•effective monetization of locally-created online content on the Company’s websites while balancing the impact of potential lower traffic volumes with an established metered-based model

In response to the decline in print revenue, the Company has developed agency and digital advertising capabilities through multiple media channels. The Company leverages its news content to improve engagement on the Company’s digital platforms that results in increased digital subscriptions and associated revenue. The Company also continues to diversify its revenue base by leveraging the available capacity of its existing assets to provide print and distribution services for newspapers and other customers requiring these services, by introducing new advertising and marketing services products, and by increasing circulation prices.

Because of declining print circulation, the Company has developed broad digital strategies designed to provide readers with multiple platforms for obtaining online access to local news. The Company redesigned and expanded its website platforms and mobile applications in third quarter of 2019 to provide a better customer experience with its digital news and information content. The Company continues to obtain additional key demographic data from readers, which allows the Company to provide content desired by readers and to modify marketing and distribution strategies to target and reach audiences valued by advertisers. The Company has access to programmatic digital advertising platform that provides digital ad placement and targeting efficiencies and increases utilization of digital inventory within the Company’s websites and external websites.

In addition to the general trends adversely affecting the publishing industry, the Company experienced unfavorable impacts resulting from the COVID-19 pandemic, which started in the latter part of the first quarter of 2020. For further information regarding the impact of COVID-19 and actions taken by the Company in response to the COVID-19 pandemic, including with respect to its employees, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 6

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

The Company seeks to achieve these objectives through the following strategies:

•produce quality local journalism at scale, distributed through digital platforms that improve user engagement and result in increased digital subscriptions and customer retention

•develop new ways to optimize advertising dollars on the Company’s digital platforms

•grow recurring advertising and digital marketing services revenue through a client-first approach and enhanced full-service agency capabilities

•improve print revenues and increase utilization of operating assets by maintaining profitable print and distribution services to third parties

•continue to align costs with revenue, maintain strong liquidity to support future business and product initiatives, and provide flexibility to meet strategic investment opportunities and other cash flow requirements

Competition

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

Seasonality

A. H. Belo’s advertising revenues are subject to moderate seasonality, with print and digital advertising revenue typically higher in the fourth calendar quarter of each year because of the holiday shopping season. However, in the fourth quarter of 2020 print advertising revenue was adversely impacted by the COVID-19 pandemic. The level of print and digital advertising sales in any period may also be affected by advertisers’ decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand and general economic conditions.

Employees

As of December 31, 2020, the Company had 743 employees of which approximately 18 percent were represented by a labor union, pending contract finalization. The Company is in the process of negotiating an initial collective bargaining agreement and it cannot predict the timing or the outcome of these negotiations.

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

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 7

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Operations	Ownership	Location
Corporate and The Dallas Morning News	Leased	Dallas, Texas
Printing facilities	Owned	Plano, Texas
AHC Dallas Properties, LLC	Leased	Denton, Texas
Sales operations	Leased	Dallas, Texas
Shared mail packaging office and warehouse	Leased	Phoenix, Arizona

In addition to the properties above, the Company has various leased locations it uses for news reporting and the distribution of the Company’s publications, and it leases property in Tulsa, Oklahoma used for sales operations. As of December 31, 2020, in aggregate, the Company leased facilities for current use consisting of approximately 293,000 square feet and owns property that includes land and a building consisting of approximately 1,258,000 square feet.

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

Item 4. Mine Safety Disclosures

None.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 8

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

The declaration of dividends is subject to the discretion of A. H. Belo’s board of directors. The determination as to the amount declared and its timing depends on, among other things, A. H. Belo’s results of operations and financial condition, capital requirements, other contractual restrictions, prospects, applicable law, general economic and business conditions and other future factors that are deemed relevant. The board of directors generally declares dividends during the quarter preceding its stated measurement and payment dates. A. H. Belo cannot provide any assurance that future dividends will be declared and paid due to the factors discussed in the “Cautionary Statement Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K. The table below sets forth the high and low sales prices reported on the New York Stock Exchange for a share of the Company’s common stock and the recorded cash dividends per share declared for the past two years.

	Stock Price			Dividends
	High	Low	Close	Declared*
2020
Fourth quarter	$1.60	$1.32	$1.51	$0.04
Third quarter	1.85	1.33	1.41	0.04
Second quarter	2.09	1.29	1.73	0.08
First quarter	3.05	1.45	1.72	0.08

2019
Fourth quarter	$3.83	$2.75	$2.80	$0.08
Third quarter	3.78	3.35	3.64	0.08
Second quarter	4.08	3.50	3.69	0.08
First quarter	4.47	3.36	3.72	0.08

*Cash dividends are recorded in the period declared. This table reflects the period the dividends were paid.

The closing price of the Company’s Series A common stock as reported on the New York Stock Exchange on March 4, 2021, was $2.06. The approximate number of shareholders of record of the Company’s Series A and Series B common stock at the close of business on March 4, 2021, was 342 and 144, respectively.

Equity Compensation Plan Information

The information set forth under the heading “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders, to be held on May 13, 2021, is incorporated herein by reference.

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

Sales of Unregistered Securities

During 2020 and 2019, shares of the Company’s Series B common stock in the amounts of 225 and 247, respectively, were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption under Section 3(a)(9) of the Securities Act.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 9

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

This section and other parts of this Annual Report on Form 10-K contain certain forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. See the Cautionary Statement Concerning Forward-Looking Statements of this Annual Report for further discussion.

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

Currently, the rapid spread of coronavirus (COVID-19 pandemic) globally has resulted in increased travel restrictions, and disruption and shutdown of businesses. The outbreak and any preventative or protective actions that the Company has taken and may continue to take, or may be imposed on the Company by governmental intervention, in respect of the pandemic may result in a period of disruption to the Company’s financial reporting capabilities, its printing operations, and its operations generally. COVID-19 is impacting, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in additional loss of advertising revenue or supply chain disruption. Media was designated an essential business, therefore the Company’s operations have continued throughout the pandemic. While digital subscriptions grew in 2020, the Company experienced decreased demand for its print and digital advertising. As a result, the Company implemented measures to reduce costs and preserve cash flow. These measures include reduction in the quarterly dividend rate, decreases in employee compensation, as well as reductions in discretionary spending. In addition, the Company benefited from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). However, these measures may not be sufficient to fully offset the impact of the COVID-19 pandemic on the Company’s business and, as such, the coronavirus is likely to continue to have an adverse impact on the Company’s business, results of operations and financial condition at least for the near term.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 10

Overview of Significant Transactions

Operating results for 2020 reflect continued challenges in print advertising revenue trends, primarily due to volume and rate declines, partially offset by an increase in the Company’s digital-only subscriptions revenue. In addition, the Company did experience declines resulting from the COVID-19 pandemic beginning late in the first quarter. The Company continues its efforts to diversify revenues through greater development of its digital platforms for delivery of news and advertising, and leveraging its brand and personnel to enhance its media agency solutions. However, there is no guarantee the Company will be able to generate enough digital revenue or margin to offset the loss of print advertising and circulation revenue and margin.

During the year ended December 31, 2020, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there were indicators of possible impairment and conducted a long-lived assets impairment review. Upon completion, it was determined the undiscounted cash flows including from ultimate disposition of the assets exceeded the carrying value of the asset group, thus no impairment was indicated. See Note 5 – Leases for additional information on right-of-use asset impairment.

In the third quarter of 2019, in conjunction with the Company’s organizational changes, the Company conducted an impairment review of goodwill and long-lived assets. As a result, the Company’s goodwill was fully impaired in the third quarter of 2019.

In response to COVID-19, the CARES Act was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures. The Company has benefited from the temporary five-year net operating loss carryback provision and the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100 percent tax bonus depreciation. Applying the technical correction to 2018 has resulted in reporting additional tax depreciation of $1,017 and increased the 2018 net operating loss to approximately $6,829. The loss was carried back against 2014 taxes paid at the federal statutory rate of 35 percent that was previously in effect, resulting in a cash refund of $2,425, including interest, received on October 2, 2020. Additionally, The Consolidated Appropriations Act, 2021 (the “Act”), which includes The COVID-related Tax Relief Act of 2020 and the Taxpayer Certainty and Disaster Tax Relief Act of 2020, was passed and signed into law the last week of 2020. Among others, the provisions in the Act included items such as guidance on expenses associated with forgiven Paycheck Protection Program loans, business meals deductions, individual tax rebates and unemployment benefits. The Company did not avail itself of any of the items contained in the new Act.

Quarterly dividends returned $5,139 and $6,876 to shareholders in 2020 and 2019, respectively. On December 3, 2020, the Company’s board of directors declared a $0.04 per share dividend to shareholders of record as of the close of business on February 12, 2021, paid on March 5, 2021.

In April 2019, the Company completed an asset acquisition. The new entity Cubic Creative, Inc. (“Cubic Creative”) is located in Tulsa, Oklahoma. This acquisition added creative strategy services, which complement service offerings currently available to A. H. Belo clients. The expected benefit from providing these additional services was attributed to goodwill, all of which is expected to be deductible for tax purposes. Operating results of the businesses acquired have been included in the Consolidated Statements of Operations from the initial acquisition date forward.

In May 2019, the Company completed the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two-year seller-financed promissory note of $22,400, secured by a first lien deed of trust covering the property. In the second quarter of 2019, the Company recorded a pretax gain of $25,908. Due to the offset by existing net operating loss carryforwards, the Company did not record any current tax expense related to the sale transaction. As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company entered into a board-approved amendment to the two-year seller-financed promissory note. The second promissory note in the principal amount of $375 is secured by a second lien deed of trust covering the property and due June 30, 2021. The second promissory note includes a deferred interest payment that was due April 1, 2020, and a 2019 real property tax reconciliation payment due from the Purchaser. While it is anticipated that future interest payments will be made on a timely basis there is not a guarantee that the Purchaser will perform. The timing in general of commercial development may have been impacted by the pandemic, and thus capital constraints in commercial real estate markets may exist. Management continues to closely monitor the collectability of the notes and the value of the underlying collateral. Continued economic and other effects of the pandemic could impact the timing of payment or realization of the notes.

In 2019, the Company purchased 216,490 shares of its Series A common stock through open market transactions for $842. However, the agreement to repurchase the Company’s stock expired in the fourth quarter of 2019 and was not renewed. These purchases are recorded as treasury stock.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 11

RESULTS OF OPERATIONS

Consolidated Results of Operations

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for 2020 and 2019. In the third quarter of 2019, in conjunction with the Companies organizational changes, the Company determined it has one reportable segment (see Note 2 – Segment Reporting). The Company determined that disaggregating revenue by print and digital products best aligns with the Company’s structure.

The table below sets forth the components of A. H. Belo’s operating income (loss).

	Years Ended December 31,
	2020	Percentage Change	2019
Advertising and marketing services	$72,214	(24.7)%	$95,856
Circulation	64,935	(4.9)%	68,260
Printing, distribution and other	17,150	(11.8)%	19,447
Total Net Operating Revenue	154,299	(15.9)%	183,563

Total Operating Costs and Expense	169,872	(2.4)%	174,024

Operating Income (Loss)	$(15,573)	(263.3)%	$9,539

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

Because of declining print circulation, the Company has developed broad digital strategies designed to provide readers with multiple platforms for obtaining online access to local news. The Company redesigned and expanded its website platforms and mobile applications in 2019 to provide a better customer experience with its digital news and information content.  The Company continues to obtain additional key demographic data from readers, which allows the Company to provide content desired by readers and to modify marketing and distribution strategies to target and reach audiences valued by advertisers. The Company has access to programmatic digital advertising platform that provides digital ad placement and targeting efficiencies and increases utilization of digital inventory within the Company’s websites and external websites.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 12

Advertising and marketing services revenue

Advertising and marketing services revenue was 46.8 percent and 52.2 percent of total revenue for 2020 and 2019, respectively.

	Years Ended December 31,
	2020	Percentage Change	2019
Print advertising	$46,318	(25.6)%	$62,256
Digital advertising and marketing services	25,896	(22.9)%	33,600
Advertising and Marketing Services	$72,214	(24.7)%	$95,856

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue. Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display and classified advertising continues to decline. Display and classified print revenue decreased $9,637 and $3,635 in 2020 and 2019, respectively, primarily due to a revenue decline in most advertising categories, with the largest declines in the retail categories. In addition to the general trends adversely impacting the publishing industry, the Company experienced unfavorable impacts resulting from the COVID-19 pandemic, which started in the latter part of the first quarter of 2020.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased $6,301 and $3,327 in 2020 and 2019, respectively, due to a volume decline consistent with the decline in circulation volumes discussed below, which were significantly affected in 2020 by the pandemic.

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

Revenue decreased $7,704 and $2,610 in 2020 and 2019, respectively, primarily due to the cars.com agreement ending, and a lower volume of programmatic sales placed on third-party websites and online advertisements on dallasnews.com.

Circulation revenue

Circulation revenue was 42.1 percent and 37.2 percent of total revenue for 2020 and 2019, respectively.

	Years Ended December 31,
	2020	Percentage Change	2019
Print circulation	$58,415	(7.7)%	$63,321
Digital circulation	6,520	32.0%	4,939
Circulation	$64,935	(4.9)%	$68,260

Print circulation

Revenue decreased in 2020 primarily driven by volume declines, partially offset by rate increases. Home delivery revenue decreased $3,043 or 5.5 percent, and single copy revenue decreased $1,863 or 24.7 percent primarily due to the significant reduction in the number of locations selling newspapers as a result of the pandemic. Circulation revenue from home delivery and single copy revenue is expected to continue to decline as audiences are shifting to subscribing for news from digital platforms.

Revenue decreased in 2019 primarily due to a decline in home delivery revenue, driven by a volume decline of 28.2 percent. The volume declines were partially offset by rate increases. Single copy revenue also decreased compared to prior year, due to single copy paid print circulation volume declines of 22.1 percent.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 13

Digital circulation

Revenue increased in 2020 and 2019, due to an increase in digital-only subscriptions. In 2020, digital-only subscriptions increased 36.8 percent when compared to December 31, 2019, primarily resulting from a broad interest in news topics including the presidential election and the COVID-19 pandemic.

Printing, distribution and other revenue

Printing, distribution and other revenue was 11.1 percent and 10.6 percent of total revenue for 2020 and 2019, respectively.

	Years Ended December 31,
	2020	Percentage Change	2019
Printing, Distribution and Other	$17,150	(11.8)%	$19,447

Revenue decreased 2020, primarily due to a decline in brokered and commercial printing revenue partially offset by an increase in shared mail packaging revenue.

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

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 14

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Years Ended December 31,
	2020	Percentage Change	2019
Employee compensation and benefits	$71,772	(10.4)%	$80,134
Other production, distribution and operating costs	80,008	(11.8)%	90,673
Newsprint, ink and other supplies	10,168	(38.6)%	16,570
Depreciation	7,016	(21.9)%	8,983
Amortization	255	(48.5)%	495
(Gain) loss on sale/disposal of assets, net	90	100.4%	(24,540)
Asset impairments	563	(67.1)%	1,709
Total Operating Costs and Expense	$169,872	(2.4)%	$174,024

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits decreased $8,362 and $9,170 in 2020 and 2019, respectively, primarily due to headcount reductions within the Company. Additionally in 2020, employees’ base compensation was reduced Company-wide starting in the second quarter in order to mitigate the financial impact of the COVID-19 pandemic. In August 2020, the Company began to restore base salaries and by October, the Company restored base salaries prospectively for all employees, with the exception of the executive officers that report to the Chief Executive Officer. The executive officers’ base salaries will be restored effective January 1, 2021. In 2019, headcount decreased primarily due to the Company’s strategic decision, in the first quarter of 2019, to eliminate its brokered printing business and reduce the number of local and national commercial print customers it serves.

Other production, distribution and operating costs – Expense decreased $10,665 in 2020, reflecting savings as the Company continued to manage discretionary spending and implemented measures to reduce costs in response to the unfavorable financial impact of the pandemic, including expense reductions in outside services, advertising and promotion, and travel and entertainment. Additionally, distribution expense decreased related to delivery of the Company’s various publications and products. Expense remained flat in 2019 due to the management of discretionary spending, offset by $1,920 of expense related to a strategy review with an outside consulting firm in the second quarter of 2019.

Newsprint, ink and other supplies – Expense decreased $6,402 in 2020, due to competitive pricing available under its paper supply agreement, reduced newsprint costs associated with lower circulation volumes and a decline in commercial printing. Expense decreased in 2019 due to lower circulation volumes and the elimination of brokered printing for small business clients. Newsprint consumption approximated 9,781 and 11,619 metric tons in 2020 and 2019, respectively, at an average cost per metric ton of $549 and $751, respectively.

Depreciation – Expense decreased in 2020 and 2019 due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated. The Company has reduced capital spending, but it is committed to investing the appropriate levels of capital to sustain existing operations.

Amortization – Expense decreased in 2020 due to an intangible asset being fully amortized in 2019, and the only remaining intangible asset to be amortized is comprised of customer relationships. Expense decreased in 2019 due to the impairment of intangible assets in the fourth quarter of 2018.

(Gain) loss on sale/disposal of assets, net – In 2020, the Company disposed of assets and sold production-related assets that were no longer in use. Additionally, in the fourth quarter the Company sold assets related to the production of promotional materials that will be outsourced beginning in 2021. In 2019, the Company completed the sale of real estate previously used as the Company’s headquarters for $28,000, resulting in a pretax gain of $25,908. In addition, the Company recorded a loss of $1,362 on the disposal of newspaper production assets, as a result of reduced brokered and commercial printing, and publishing software that was replaced by a new digital content platform.

Asset impairments – In 2020, the Company subleased office space in Dallas, Texas at a lower rate than the head lease, and accordingly an asset impairment of $461 was recorded in the fourth quarter. In the third quarter of 2019, in conjunction with the Company’s organizational changes, the Company conducted an impairment review of goodwill and long-lived assets. As a result, the Company recorded a noncash goodwill impairment charge of $1,593 in the third quarter of 2019, fully impairing goodwill.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 15

Other

The table below sets forth the other components of the Company’s results of operations.

	Years Ended December 31,
	2020	Percentage Change	2019
Other income, net	$7,014	68.2%	$4,169

Income tax provision (benefit)	$(1,687)	(138.2)%	$4,416

Other income, net – Other income, net includes net periodic pension and other post-employment benefit of $4,627 and $3,259 for the years ended December 31, 2020 and 2019, respectively, resulting from a favorable return on pension assets, partially offset by a decrease in the discount rate. Interest income (expense), primarily interest received of $897 and $395 in the years ended December 31, 2020 and 2019, respectively, on the promissory note from the sale of the Company’s former headquarters, and gain (loss) from investments are also included in other income, net. On September 24, 2020, the Company’s shares of eSite Analytics, Inc. (“eSite”) were repurchased by eSite for $750, recognized in other income, net.

Income tax provision (benefit) – A tax benefit of $(1,687) was recorded in 2020. The benefit was primarily due to the recognition of the 2018 net operating loss carryback permitted by the CARES Act, partially offset by the effect of the Texas margin tax.

A tax provision of $4,416 was recorded in 2019. The provision was primarily due to annual income before income taxes, primarily a result of income generated from the sale of the Company’s former headquarters (see Note 14 – Disposal of Assets), the Texas margin tax and an increase in the valuation allowance due to a change in judgement as to the realization of the Company’s deferred tax assets.

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

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 16

Circulation revenue is generated primarily by selling home delivery, including premium publications, and digital subscriptions, as well as single copy sales to non-subscribers for which revenue is recognized at a point in time when the paper is purchased. Home delivery revenue is recognized over the subscription period based on the days of actual delivery over the total subscription days. Revenue is directly reduced for any non-payment for the grace period of home delivery subscriptions where the Company recorded revenue for newspapers delivered after a subscription expired. Digital-only subscription revenue is recognized over the subscription period based on daily or monthly access to the content in the subscription period.

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

During the year ended December 31, 2020, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there were indicators of possible impairment and conducted a long-lived assets impairment review. Upon completion, it was determined the undiscounted cash flows including from ultimate disposition of the assets exceeded the carrying value of the asset group, thus no impairment was indicated. See Note 5 – Leases for additional information on right-of-use asset impairment.

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

The projected benefit obligations of the A. H. Belo Pension Plans are estimated using the FTSE Pension Discount Curve, which is based upon a portfolio of high-quality corporate debt securities with maturities that correlate to the expected timing of estimated benefit payments to the Pension Plans’ participants. Future estimated benefit payments are discounted to their present value at the appropriate yield curve spot rate to determine the projected benefit obligation outstanding at each year end. The single equivalent discount rate as of December 31, 2020 was 2.1 percent and 2.9 percent for December 31, 2019.

Interest expense included in net periodic pension benefit is based on the FTSE Pension Discount Curve established at the beginning of the fiscal year. The discount rate for fiscal year 2020 and 2019 interest cost was 2.9 percent and 4.0 percent, respectively.

The Company assumed a 6.5 percent long-term return on the Pension Plans’ assets in 2020 and 2019. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans. Investment strategies for the Pension Plans’ assets are based upon factors such as the effective duration of the actuarial liabilities and market risks.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 17

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

Liquidity and Capital Resources

The Company’s cash balances as of December 31, 2020 and 2019, were $42,015 and $48,626, respectively. The decrease in the cash balance during 2020 was primarily due to the return of capital to shareholders through dividends and the net loss from operations.

The Company intends to hold existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue is expected to continue to decline in future periods, cash flows and other cost cutting measures are expected to be sufficient to fund operating activities and capital spending of approximately $1,000 in 2021.

The future approval of dividends is dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. The Company continues to have a board-authorized repurchase authority. However, the agreement to repurchase the Company’s stock expired in the fourth quarter of 2019 and was not renewed.

As a result of the recent COVID-19 outbreak that began in January 2020, the Company is experiencing an increase in digital subscriptions, which currently does not offset the loss of advertising revenue. On April 6, 2020, the Company announced that it was taking several actions to reduce cash outflow in response to the financial impact of COVID-19. The Company reduced operating expenses, reduced capital expenditures to less than $1,000 in 2020, and lowered the quarterly dividend rate to $0.04 per share for dividends declared. Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation was reduced and the board was reduced in size by two. In addition, employees’ base compensation was reduced Company-wide, and the annual bonus tied to financial metrics for eligible employees was not achieved. In August 2020, the Company began to restore base salaries and by October, the Company restored base salaries prospectively for all employees, with the exception of the executive officers that report to the Chief Executive Officer. The executive officers’ base salaries will be restored effective January 1, 2021.

In response to COVID-19, the CARES Act was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures. The Company has benefited from the temporary five-year net operating loss carryback provision and the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100 percent tax bonus depreciation. Applying the technical correction to 2018 has resulted in reporting additional tax depreciation of $1,017 and increased the 2018 net operating loss to approximately $6,829. The loss was carried back against 2014 taxes paid at the federal statutory rate of 35 percent that was previously in effect, resulting in a cash refund of $2,425, including interest, received on October 2, 2020. Additionally, the Act, which includes The COVID-related Tax Relief Act of 2020 and the Taxpayer Certainty and Disaster Tax Relief Act of 2020, was passed and signed into law the last week of 2020. The Company did not avail itself of any of the items contained in the new Act.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 18

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company and the Purchaser entered into an amendment to the two-year seller-financed promissory note of $22,400, for the sale of the real estate assets previously used as the Company’s headquarters. The second promissory note, in the principal amount of $375, includes a deferred interest payment of $195 that was due April 1, 2020, and a 2019 real property tax reconciliation payment due from the Purchaser. The Company evaluated the collectability of the notes as a result of the purchaser’s request to defer the first quarter 2020 interest payment and the continuation of the pandemic. Management believes as of December 31, 2020, the promissory notes are recoverable since the purchaser is in compliance with the terms, is publicly indicating its intent to develop the property, and management believes that the value of the collateral has not materially changed from the sale date. In addition, on January 4, 2021, the Purchaser paid the fourth quarter 2020 interest payment of $253.

The Company continues to evaluate the future material impacts on its consolidated financial statements that may result from the actions taken by the Company and its customers in respect of the pandemic.

The following discusses the changes in cash flows by operating, investing and financing activities in 2020 and 2019.

Operating Cash Flows

Net cash provided by (used for) operating activities was $(1,490) and $1,205 in 2020 and 2019, respectively.

Cash flows from operating activities decreased by $2,695 in 2020, when compared to the prior year period. The decrease was driven primarily by the net loss of $6,872 in 2020, and changes in working capital and other operating assets and liabilities, partially offset by the CARES Act refund of $2,425 and the sale of IP addresses for $744.

Cash flows from operating activities decreased in 2019 compared to 2018, primarily due to federal income tax refunds of $7,305 received in 2018 and changes in working capital and other operating assets and liabilities.

Investing Cash Flows

Net cash provided by (used for) investing activities was $18 and $(174) in 2020 and 2019, respectively.

Cash flows from investing activities increased in 2020 due to a reduction in capital spending of $1,528 and cash proceeds of $750 from the sale of the Company’s eSite shares that were repurchased by eSite in the third quarter of 2020. The Company reduced its capital spending plan for 2020 in response to the financial impact of COVID-19 as discussed above.

Cash flows used for investing activities decreased in 2019 compared to 2018, due to a reduction in capital spending of $3,241 and cash proceeds of $4,597 from the sale of real estate previously used as the Company’s headquarters, partially offset by the acquisition of Cubic Creative for $2,356.

Financing Cash Flows

Net cash used for financing activities was $5,139 and $7,718 in 2020 and 2019, respectively.

Cash used for financing activities included total dividends paid of $5,139 and $6,876 in 2020 and 2019, respectively.

In 2019, the Company purchased 216,490 shares of its Series A common stock at a total cost of $842 under its board-authorized repurchase authority. However, the agreement to repurchase the Company’s stock expired in the fourth quarter of 2019 and was not renewed.

Financing Arrangements

None.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 19

Contractual Obligations

As of December 31, 2020, the Company had contractual obligations, in aggregate, of $16,436 for the next five years and $19,691 thereafter, for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 5 – Leases for future lease payments by year. In addition, the Company had expected purchase obligations of $117 related to capital expenditures.

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

The Company currently does not expect to make contributions to the A. H. Belo Pension Plans in 2021 and no contributions are required to these plans in 2021 under the applicable tax and labor laws governing pension plan funding.

On December 3, 2020, the Company’s board of directors declared a $0.04 per share dividend to shareholders of record as of the close of business on February 12, 2021, paid on March 5, 2021. On March 4, 2021, the Company’s board of directors declared a $0.04 per share dividend to shareholders of record as of the close of business on May 14, 2021, which is payable on June 4, 2021.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the Report of Independent Registered Public Accounting Firms, are included herein starting on page 28 of this Annual Report on Form 10-K.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2020. Based on that evaluation, management concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The management of A. H. Belo is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, an assessment of the effectiveness of internal control over financial reporting was conducted as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 20

Changes in Internal Control Over Financial Reporting

Except as related to the material weaknesses and mitigation activities described below, there have been no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Prior Year Material Weaknesses

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, the Company identified material weaknesses in its internal control over financial reporting, which resulted from control deficiencies related to certain process-level controls over the accuracy and occurrence of revenue. In addition, certain process-level controls that were implemented during 2019 to remediate the previously reported material weaknesses related to occurrence of revenue were not operating for a sufficient period of time as of December 31, 2019. The Company’s management, with oversight from the Audit Committee of the Board of Directors of the Company, actively engaged in remediation efforts to address these material weaknesses. Management has taken a number of actions to remediate the 2019 material weaknesses including the following:

•Enhanced certain process-level controls over the accuracy and occurrence of revenue.

•Reviewed the design of all process-level revenue controls and added controls or enhanced controls, as needed.

•Completed enhanced training of personnel who have financial reporting or internal control responsibilities in conjunction with the review of the design and operating effectiveness of all revenue controls.

During the fourth quarter of 2020, the Company completed its testing of the new or enhanced controls. Based on the foregoing remediation activities and testing of controls, management determined that the material weaknesses were remediated and the Company’s internal control over financial reporting was effective as of December 31, 2020.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 21

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the headings “A. H. Belo Corporation Stock Ownership,” “Proposal One: Election of Directors,” “Corporate Governance – Committees of the Board – Audit Committee,” “Corporate Governance – Committees of the Board – Nominating and Corporate Governance Committee,” and “Information About Our Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 13, 2021, is incorporated herein by reference.

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

The Company’s board of directors adopted Corporate Governance Guidelines and charters for the Audit, Compensation and Management Development, and Nominating and Corporate Governance Committees of the Board of Directors. These documents can be found at the Company’s website, www.ahbelo.com.

Shareholders can also obtain, without charge, printed copies of any of the materials referred to above by contacting the Company at the following address:

A. H. Belo Corporation

P. O. Box 224866

Dallas, Texas 75222-4866

Attn: Investor Relations

Telephone: (214) 977-7342

Item 11. Executive Compensation

The information set forth under the headings “Corporate Governance – Committees of the Board – Compensation and Management Development Committee,” “Executive Compensation – Summary Compensation Table, – Change in Control Arrangements and Other Agreements Upon Termination of Employment, – Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2020,” “Corporate Governance – “Director Compensation” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 13, 2021, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “A. H. Belo Corporation Stock Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 13, 2021, is incorporated herein by reference.

Information regarding the number of shares of common stock authorized for issuance under the Company’s equity compensation plans is included in the Notes to the Consolidated Financial Statements, Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance – Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 13, 2021, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 13, 2021, is incorporated herein by reference.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 22

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
(1) *

Amendment No. 1 to the Amended and Restated Bylaws of A. H. Belo Corporation (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2020 (Securities and Exchange Commission File No. 001-33741) (the “April 6, 2020 Form 8-K”))

(2) *

Amendment No. 2 to the Amended and Restated Bylaws of A. H. Belo Corporation (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2020 (Securities and Exchange Commission File No. 001-33741))

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

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 23

Exhibit Number		Description
		(4)	*

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

		~(4)	*	A. H. Belo Corporation Change In Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)
			*	(a) Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)
		~(5)	*	Robert W. Decherd Compensation Arrangements dated June 19, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013)

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 24

Exhibit Number	Description
10.3 *	Agreements relating to the separation of A. H. Belo from its former parent company:
	(1)	*

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

21			Subsidiaries of the Company
23.1			Consent of Grant Thornton LLP
24			Power of Attorney (set forth on the signature page(s) hereof)
31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32			Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS			**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH			**	Inline XBRL Taxonomy Extension Schema Document
101.CAL			**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104			**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Robert W. Decherd
Robert W. Decherd
Chairman of the Board, President and
Chief Executive Officer

Dated:	March 10, 2021

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 26

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd	Chairman of the Board, President and Chief Executive Officer	March 10, 2021
Robert W. Decherd

/s/ John A. Beckert	Director	March 10, 2021
John A. Beckert

/s/ Louis E. Caldera	Director	March 10, 2021
Louis E. Caldera

/s/ Ronald D. McCray	Director	March 10, 2021
Ronald D. McCray

/s/ Katy Murray	Executive Vice President/	March 10, 2021
Katy Murray	Chief Financial Officer (Principal Financial Officer)

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 27

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

A. H. Belo Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of impairment of long-lived assets

As described in Note 1 to the financial statements, the Company identified indicators of possible impairment of its long-lived assets during the year ended December 31, 2020 and performed impairment testing by comparing the estimated undiscounted cash flows including from the eventual disposal of the long-lived assets to the carrying value of the asset group.

We identified the determination of the asset group, the primary asset associated with the asset group, and the estimate of the cash flows from disposition of certain assets upon disposal of the asset group at the end of the remaining useful life of the primary asset as a critical audit matter.

The principal considerations for our determination that this represents a critical audit matter is the judgment, complexity and subjectivity involved in management’s analysis. The analysis required estimation of the cash flows associated with the disposal of the asset group at the end of the useful life of the primary asset. This analysis involved the use of a specialist to assist with determining the cash flows from disposal of certain assets of the group.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 28

Our audit procedures related to the analysis included the following, among others:

•We obtained an understanding of and evaluated the design of controls over the Company's process to evaluate long-lived assets for impairment, including controls over management's review of the significant considerations, including identification of the asset group and the primary asset and the cash flows from disposition of certain assets upon disposal of the asset group, as described above.

•We assessed the appropriateness of management’s identification of asset groups and the primary asset within the asset group.

•We recalculated the carrying value for the identified asset group.

•We assessed the reasonableness of the methodologies and significant inputs used to estimate the cash flows from disposal of certain assets of the group , which consisted of the identification of comparable market transactions and estimation of the cash flows from disposal of assets associated with land, buildings and improvements with the assistance of our valuation specialists, and

•We tested the completeness and accuracy of the underlying data used by the Company in its analysis.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Dallas, Texas

March 10, 2021

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 29

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
In thousands, except share and per share amounts	2020	2019
Net Operating Revenue:
Advertising and marketing services	$72,214	$95,856
Circulation	64,935	68,260
Printing, distribution and other	17,150	19,447
Total net operating revenue	154,299	183,563
Operating Costs and Expense:
Employee compensation and benefits	71,772	80,134
Other production, distribution and operating costs	80,008	90,673
Newsprint, ink and other supplies	10,168	16,570
Depreciation	7,016	8,983
Amortization	255	495
(Gain) loss on sale/disposal of assets, net	90	(24,540)
Asset impairments	563	1,709
Total operating costs and expense	169,872	174,024
Operating income (loss)	(15,573)	9,539
Other income, net	7,014	4,169
Income (Loss) Before Income Taxes	(8,559)	13,708
Income tax provision (benefit)	(1,687)	4,416
Net Income (Loss)	$(6,872)	$9,292

Per Share Basis
Net income (loss)
Basic and diluted	$(0.32)	$0.43
Number of common shares used in the per share calculation:
Basic and diluted	21,410,423	21,546,257

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 30

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In thousands	2020	2019
Net Income (Loss)	$(6,872)	$9,292
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	876	247
Actuarial gains (losses)	(1,050)	5,100
Total other comprehensive income (loss), net of tax	(174)	5,347
Total Comprehensive Income (Loss)	$(7,046)	$14,639

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 31

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
In thousands, except share amounts	2020	2019
Assets
Current assets:
Cash and cash equivalents	$42,015	$48,626
Accounts receivable (net of allowance of $712 and $671 at December 31, 2020 and 2019, respectively)	16,562	18,441
Notes receivable	22,775	—
Inventories	1,974	2,573
Prepaids and other current assets	4,780	5,164
Total current assets	88,106	74,804
Property, plant and equipment, at cost	312,532	343,893
Less accumulated depreciation	(300,573)	(325,440)
Property, plant and equipment, net	11,959	18,453
Operating lease right-of-use assets	20,406	21,371
Intangible assets, net	64	319
Deferred income taxes, net	76	50
Long-term note receivable	—	22,400
Other assets	2,604	3,648
Total assets	$123,215	$141,045
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,759	$6,103
Accrued compensation and benefits	5,754	7,407
Other accrued expense	5,075	5,930
Contract liabilities	12,896	12,098
Total current liabilities	31,484	31,538
Long-term pension liabilities	18,520	23,039
Long-term operating lease liabilities	21,890	23,120
Other post-employment benefits	1,372	1,347
Other liabilities	3,541	4,264
Total liabilities	76,807	83,308
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 125,000,000 shares
Series A: issued 20,855,200 and 20,854,975 shares at December 31, 2020 and 2019, respectively	209	209
Series B: issued 2,469,083 and 2,469,308 shares at December 31, 2020 and 2019, respectively	24	24
Treasury stock, Series A, at cost; 1,913,860 shares held at December 30, 2020 and 2019	(13,443)	(13,443)
Additional paid-in capital	494,389	494,389
Accumulated other comprehensive loss	(32,468)	(32,294)
Accumulated deficit	(402,303)	(391,148)
Total shareholders’ equity	46,408	57,737
Total liabilities and shareholders’ equity	$123,215	$141,045

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 32

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Years Ended December 31, 2020 and 2019
	Common Stock				Treasury Stock
In thousands, except share amounts	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2018	20,854,728	2,469,555	$233	$494,389	(1,697,370)	$(12,601)	$(37,641)	$(393,582)	$50,798
Net income	—	—	—	—	—	—	—	9,292	9,292
Other comprehensive income	—	—	—	—	—	—	5,347	—	5,347
Shares repurchased	—	—	—	—	(216,490)	(842)	—	—	(842)
Conversion of Series B to Series A	247	(247)	—	—	—	—	—	—	—
Dividends declared ($0.32 per share)	—	—	—	—	—	—	—	(6,858)	(6,858)
Balance at December 31, 2019	20,854,975	2,469,308	$233	$494,389	(1,913,860)	$(13,443)	$(32,294)	$(391,148)	$57,737
Net loss	—	—	—	—	—	—	—	(6,872)	(6,872)
Other comprehensive loss	—	—	—	—	—	—	(174)	—	(174)
Conversion of Series B to Series A	225	(225)	—	—	—	—	—	—	—
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(4,283)	(4,283)
Balance at December 31, 2020	20,855,200	2,469,083	$233	$494,389	(1,913,860)	$(13,443)	$(32,468)	$(402,303)	$46,408

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 33

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2020	2019
Operating Activities
Net income (loss)	$(6,872)	$9,292
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	7,271	9,478
Net periodic pension and other post-employment benefit	(4,627)	(3,259)
Bad debt expense	425	828
Deferred income taxes	(26)	3,522
(Gain) loss on sale/disposal of assets, net	90	(24,540)
Asset impairments	563	1,709
Gain on investment related activity	(732)	—
Changes in working capital and other operating assets and liabilities, net of acquisitions:
Accounts receivable	1,079	3,525
Inventories, prepaids and other current assets	881	1,198
Other assets	1,026	1,381
Accounts payable	1,656	(693)
Compensation and benefit obligations	(1,653)	(2,682)
Other accrued expenses	(1,328)	859
Contract liabilities	798	649
Other post-employment benefits	(41)	(62)
Net cash provided by (used for) operating activities	(1,490)	1,205
Investing Activities
Purchases of assets	(887)	(2,415)
Sales of assets	155	4,597
Proceeds from sale of investment	750	—
Acquisitions, net of cash acquired	—	(2,356)
Net cash provided by (used for) investing activities	18	(174)
Financing Activities
Dividends paid	(5,139)	(6,876)
Shares repurchased	—	(842)
Net cash used for financing activities	(5,139)	(7,718)
Net decrease in cash and cash equivalents	(6,611)	(6,687)
Cash and cash equivalents, beginning of period	48,626	55,313
Cash and cash equivalents, end of period	$42,015	$48,626

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 34

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

COVID-19 Pandemic.     Currently, the rapid spread of coronavirus (COVID-19 pandemic) globally has resulted in increased travel restrictions, and disruption and shutdown of businesses. The outbreak and any preventative or protective actions that the Company has taken and may continue to take, or may be imposed on the Company by governmental intervention, in respect of the pandemic may result in a period of disruption to the Company’s financial reporting capabilities, its printing operations, and its operations generally. COVID-19 is impacting, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in additional loss of advertising revenue or supply chain disruption. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for employees, including the temporary closure of some of the Company’s offices and having employees work remotely. Employees, including financial reporting staff, have been working remotely since on or about March 10, 2020, even as the stay-at-home orders were lifted in Texas. If the pandemic were to affect a significant number of the workforce employed in printing operations, the Company may experience delays or be unable to produce, print and deliver its publications and other third-party print publications on a timely basis. The extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and include the actions taken by governments and private businesses to contain the coronavirus. The coronavirus is likely to continue to have an adverse impact on the Company’s business, results of operations and financial condition at least for the near term.

Media was designated an essential business, therefore the Company’s operations have continued throughout the pandemic. The Company is experiencing an increase in digital subscriptions, which currently does not offset the loss of advertising revenue. On April 6, 2020, the Company announced that it was taking several actions in response to the financial impact of COVID-19. The Company reduced operating and capital expenditures, and lowered the quarterly dividend rate to $0.04 per share for dividends declared. Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation was reduced and the board was reduced in size by two. In addition, employees’ base compensation was reduced Company-wide, and the annual bonus tied to financial metrics for eligible employees was not achieved. In August 2020, the Company began to restore base salaries and by October, the Company restored base salaries prospectively for all employees, with the exception of the executive officers that report to the Chief Executive Officer. The executive officers’ base salaries will be restored effective January 1, 2021. The Company continues to evaluate the future material impacts on its consolidated financial statements that may result from the actions taken by the Company and its customers in respect of the pandemic.

Basis of Presentation.   The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany balances and transactions have been eliminated in consolidation. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net operating revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

The COVID-19 pandemic has caused increased uncertainty in management’s estimates and assumptions affecting these consolidated financial statements. Areas where significant estimates are used include pension and other post-employment benefit obligation assumptions, income taxes, leases, self-insured liabilities, and long-lived assets impairment review.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 35

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

Accounts Receivable.   Accounts receivable are reported net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical write-off experience and the Company’s knowledge of the customers’ ability to pay amounts due. Accounts are written-off after all collection efforts fail; generally, after one year has expired. Expense for such uncollectible amounts is included in other production, distribution and operating costs. Credit terms are customary. Bad debt expense for 2020 and 2019 was $425 and $828, respectively. Write-offs, net of recoveries and other adjustments for 2020 and 2019 were $384 and $738, respectively.

Risk Concentration.   A significant portion of the Company’s customer base is concentrated within the North Texas geographical area. The Company generally extends credit to customers, and the ultimate collection of accounts receivable could be affected by the national and local economy, which currently is being impacted by the pandemic. Management continually performs credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. The Company maintains an allowance for losses based upon the collectability of accounts receivable. Management does not believe significant credit risk exists that could have a material adverse effect on the Company’s consolidated financial condition, liquidity or results of operations.

Notes Receivable.   Notes receivable are recorded net of an allowance for doubtful accounts. Notes receivable are related to the financed portion of the sale of the Company’s former headquarters (see Note 14 – Disposal of Assets). Interest income is accrued on the unpaid principal balance, included in other income, net in the Consolidated Statements of Operations. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Notes are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2020 and 2019, there was no allowance recorded for the notes receivable.

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

The table below sets forth property, plant and equipment by type.

	December 31,		Estimated
	2020	2019	Useful Lives
Land	$1,971	$2,191
Buildings and improvements	85,468	85,316	5 - 30 years
Publishing equipment	173,078	174,019	3 - 20 years
Other	51,876	80,678	3 - 10 years
Construction in process	139	1,689
Total	312,532	343,893
Less accumulated depreciation	(300,573)	(325,440)
Property, plant and equipment, net	$11,959	$18,453

Long-Lived Assets.   The Company evaluates its ability to recover the carrying value of property, plant and equipment and finite-lived intangible assets, using the lowest level of separately identifiable cash flows associated with the assets, which are grouped based on the Company’s intended use of these assets. This evaluation is performed whenever a change in circumstances indicates that the carrying value of an asset group may not be recoverable. If the analysis of undiscounted future cash flows indicates the carrying value of the long-lived assets cannot be recovered, the assets are adjusted to the lower of its carrying value or fair value.

During the year ended December 31, 2020, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there were indicators of possible impairment and conducted a long-lived assets impairment review. Upon completion, it was determined the undiscounted cash flows including from ultimate disposition of the assets exceeded the carrying value of the asset group, thus no impairment was indicated. See Note 5 – Leases for additional information on right-of-use asset impairment.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 36

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

Long-Term Incentive Plan.   The Company sponsored a long-term incentive plan (the “Plan”) under which it issued restricted stock units (“RSUs”) and cash awards to directors and certain employees of the Company. Due to the expiration of the Plan in February 2018, A. H. Belo implemented, and shareholders approved, a new long-term incentive plan (the “2017 Plan”) under which 8,000,000 shares of the Company’s Series A and Series B common stock are authorized and remain available for equity-based awards. Like its predecessor plan, awards under the 2017 Plan may be granted to A. H. Belo employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards, RSUs, performance shares, performance units or stock appreciation rights.

As of December 31, 2020 and 2019, there were no stock-based awards outstanding.

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

In 2012, the Company’s board of directors authorized the purchase of the A. H. Belo Series A or Series B common stock, for use other than retirement, through open market purchases, privately negotiated transactions or otherwise. Treasury stock acquired under the repurchase program is recorded at cost, reducing shareholders’ equity. The acquired shares are available for sale on the open market or for settlement of obligations related to future stock-based awards, if granted.

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

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 37

Leases.   The Company determines if a contract is a lease at the inception of the arrangement. Operating lease right-of-use assets and liabilities are recognized at commencement date of lease agreements greater than one year based on the present value of lease payments over the lease term. In determining the present value of lease payments, the implicit rate was not readily determinable in the Company’s lease agreements. Therefore, the Company used an estimated secured incremental borrowing rate, based on the Company’s credit rating, adjusted for the weighted average term of each lease. Lease expense is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred. For leases with terms of 12 months or less, no asset or liability is recorded and lease expense is recognized on a straight-line basis over the lease term. The exercise of lease renewal options are at the Company’s sole discretion and options are recognized when it is reasonably certain the Company will exercise the option. The recognized right-of-use assets and lease liabilities as calculated do not assume renewal options. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants. Additionally, the Company does not separately identify lease and nonlease components, such as maintenance costs.

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

Use of Estimates.   Company management makes estimates and assumptions that affect the amounts and disclosures reported in its financial statements and include valuation allowances for doubtful accounts, uncertain tax positions and deferred tax assets, fair value measurements, pension plan assets, pension plan obligations, actuarial liabilities related to self-insured risks, and assumptions related to long-lived assets impairment review. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Segments.   In the third quarter of 2019, in conjunction with a strategic change to move to a single decision-making reporting structure and based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment. See Note 2 – Segment Reporting.

Fair Value Measurements.   The Company’s financial instruments, including cash, cash equivalents, accounts receivable, interest receivable, accounts payable and amounts due to customers are carried at cost, which approximates its fair value because of the short-term nature of these instruments.

Recently Adopted Accounting Pronouncements.

In August 2018, the FASB issued ASU 2018-14 – Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This update modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that are no longer considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant. The guidance will be effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company adopted this standard retrospectively as of its fiscal year ending December 31, 2020, and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 38

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

Note 3: Acquisitions

In April 2019, the Company completed the acquisition of certain assets of Cubic, Inc. for a cash purchase price of $2,356, net of $213 cash acquired. Transaction costs related to the purchase were a component of other production, distribution and operating costs in the Consolidated Statements of Operations and totaled $92, of which $0 and $86 were incurred in 2020 and 2019, respectively.

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

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 39

Note 4: Revenue

The table below sets forth revenue disaggregated by revenue source.

	Years Ended December 31,
	2020	2019
Advertising and Marketing Services
Print advertising	$46,318	$62,256
Digital advertising and marketing services	25,896	33,600
Total	$72,214	$95,856

Circulation
Print circulation	$58,415	$63,321
Digital circulation	6,520	4,939
Total	$64,935	$68,260

Printing, Distribution and Other	$17,150	$19,447

Total Revenue	$154,299	$183,563

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

Circulation

Print circulation revenue is generated primarily by selling home delivery subscriptions, including premium publications, and from single copy sales to non-subscribers. Home delivery revenue is recognized over the subscription period based on the days of actual delivery over the total subscription days and single copy revenue is recognized at a point in time when the paper is purchased. Revenue is directly reduced for any non-payment for the grace period of home delivery subscriptions where the Company recorded revenue for newspapers delivered after a subscription expired.

Digital circulation revenue is generated by digital-only subscriptions and is recognized over the subscription period based on daily or monthly access to the content in the subscription period.

Payment of circulation fees is typically received in advance and deferred over the subscription period.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 40

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

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the year ended December 31, 2020, the Company recognized $10,567 of revenue that was included in the contract liabilities balance as of December 31, 2019. The Company typically recognizes deferred revenue within 1 to 12 months.

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

Note 5: Leases

The Company has various operating leases primarily for office space and other distribution centers, some of which include escalating lease payments and options to extend or terminate the lease. The Company’s leases have remaining terms of less than 1 year to 13 years.

The Company subleases office space to the Denton Publishing Company and, beginning in the fourth quarter of 2020, office space in Dallas, Texas both with a remaining lease term of approximately three years. As a result of the Company subleasing office space in Dallas, Texas at a lower rate than the head lease, an asset impairment of $461 was recorded in the fourth quarter. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of December 31, 2020, sublease income is expected to approximate $720 in 2021, $520 in 2022, and $320 in 2023.

As of December 31, 2020, the Company did not have any significant operating leases that have not yet commenced.

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	December 31, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$20,406	$21,371

Liabilities
Operating
Current	Other accrued expense	$2,306	$1,579
Noncurrent	Long-term operating lease liabilities	21,890	23,120
Total lease liabilities		$24,196	$24,699

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		10.6	11.7
Weighted average discount rate (%)		7.4	7.5

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 41

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Years Ended December 31,
	2020	2019
Lease Cost
Operating lease cost	$4,267	$4,264
Short-term lease cost	14	135
Variable lease cost	573	576
Sublease income	(768)	(734)
Total lease cost	$4,086	$4,241

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities	$4,143	$4,115
Right-of-use assets obtained in exchange for operating lease liabilities	1,795	23,886

The table below sets forth the remaining maturities of the Company’s lease liabilities as of December 31, 2020.

Years Ending December 31,	Operating Leases
2021	$3,982
2022	4,232
2023	3,325
2024	2,467
2025	2,430
Thereafter	19,691
Total lease payments	36,127
Less: imputed interest	11,931
Total lease liabilities	$24,196

Note 6: Intangible Assets

The table below sets forth intangible assets as of December 31, 2020 and 2019.

	December 31,	December 31,
	2020	2019
Intangible Assets
Cost	$2,030	$2,030
Accumulated Amortization	(1,966)	(1,711)
Net Carrying Value	$64	$319

The intangible assets include $1,520 of developed technology with an estimated useful life of five years, fully amortized in 2019, and $510 of customer relationships with estimated useful lives of two years and net carrying value of $64 that will be fully amortized in 2021. Aggregate amortization expense was $255 and $495 for 2020 and 2019, respectively.

Note 7: Related Party Transactions

In 2017, the Company extended a term note to eSite Analytics, Inc. (“eSite”) of $750. The note had a term of three years, matured February 8, 2020, and incurred interest at a rate of 5.5 percent. The note provided for quarterly interest and principal payments of approximately $60. In March 2019, the Company extended a line of credit of $200 to eSite. In November 2019, the $200 line of credit was rolled into the term note and the note was extended until September 30, 2022. As of December 31, 2019, the note receivable was $573. On February 13, 2020, eSite paid off their loan, including interest. On September 24, 2020, the Company’s shares of eSite were repurchased by eSite for $750, recognized in other income, net in the Consolidated Statement of Operations. The Company no longer has any investment in or influence over the business.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 42

Note 8: Income Taxes

The table below sets forth the Company’s income tax provision (benefit).

	Years Ended December 31,
	2020	2019
Current
Federal	$(2,281)	$—
State	620	894
Total current	(1,661)	894
Deferred
Federal	(287)	3,029
State	119	(124)
Total deferred	(168)	2,905
Valuation Allowance	142	617
Income Tax Provision (Benefit)	$(1,687)	$4,416

The table below reconciles the income tax provision (benefit) computed by applying the applicable United States federal income tax rate to the income tax provision computed at the effective income tax rate.

	Years Ended December 31,
	2020	2019
Computed expected income tax provision (benefit)	$(1,794)	$2,879
State income tax (net of federal benefit)	560	583
Valuation allowance	142	617
Nondeductible expenses	85	392
Uncertain tax position reserve	65	(15)
Carryback receivable	(911)	—
Deferred adjustment	147	(19)
Other	19	(21)
Income tax provision (benefit)	$(1,687)	$4,416
Effective income tax rate	19.7%	32.2%

A tax benefit of $(1,687) was recorded in 2020. The benefit was primarily due to the recognition of the 2018 net operating loss carryback permitted by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), partially offset by the effect of the Texas margin tax.

A tax provision of $4,416 was recorded in 2019. The provision was primarily due to annual income before income taxes, primarily a result of income generated from the sale of the Company’s former headquarters (see Note 14 – Disposal of Assets), the Texas margin tax and an increase in the valuation allowance due to a change in judgement as to the realization of the Company’s deferred tax assets.

The Company made income tax payments, net (refunds), of $(1,675) and $901 in 2020 and 2019, respectively.

In response to COVID-19, the CARES Act was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company has benefited from the temporary five year net operating loss carryback provision and the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100 percent tax bonus depreciation. Applying the technical correction to 2018 has resulted in reporting additional tax depreciation of $1,017 and increased the 2018 net operating loss to approximately $6,829. The loss was carried back against 2014 taxes paid at the federal statutory rate of 35 percent that was previously in effect, resulting in a cash refund of $2,425, including interest, received on October 2, 2020. The Company also applied the technical correction for qualified leasehold improvements to the 2019 and 2020 tax year, the results of which were reflected in the deferred tax assets and liabilities as of December 31, 2020.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 43

The Consolidated Appropriations Act, 2021 (the “Act”), which includes The COVID-related Tax Relief Act of 2020 and the Taxpayer Certainty and Disaster Tax Relief Act of 2020, was passed and signed into law the last week of 2020. Among others, the provisions in the Act included items such as guidance on expenses associated with forgiven Paycheck Protection Program loans, business meals deductions, individual tax rebates and unemployment benefits. The Company did not avail itself of any of the items contained in the new Act.

The table below sets forth the significant components of the Company’s deferred tax assets and liabilities.

	December 31,
	2020	2019
Gross Deferred Tax Assets:
Defined benefit plans	$3,889	$4,838
Investments	60	142
Tax depreciation less than book depreciation	434	1,378
Expenses deductible for tax purposes in a year different from the year accrued	831	838
Lease liability	5,081	5,187
Deferred compensation and benefits	68	—
Book amortization in excess of tax amortization	1,032	1,037
State taxes	76	146
Net operating loss carryforward	5,842	3,662
Other	462	644
Total deferred tax assets	17,775	17,872
Valuation allowance	(12,953)	(12,783)
Total deferred tax assets, net of valuation allowance	4,822	5,089
Gross Deferred Tax Liabilities:
Deferred compensation and benefits	—	(54)
Right-of-use asset	(4,285)	(4,488)
Other	(461)	(497)
Total deferred tax liabilities	(4,746)	(5,039)

Net Deferred Tax Assets	$76	$50

The presentation of net deferred tax assets and liabilities for each jurisdiction are presented as noncurrent within the Company’s Consolidated Balance Sheets. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The Company recognizes a valuation allowance for deferred tax assets when it is more-likely-than-not that these assets will not be realized. In making this determination, all positive and negative evidence is considered, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income and taxable income in prior carryback years. In 2020, the valuation allowance increased $170, of which $28 is deferred tax assets related to amounts recorded in accumulated other comprehensive loss that are fully reserved by a valuation allowance. At December 31, 2020, the Company had a federal net operating loss carryforward of $27,764, of which $17,528 expires in 2037 and $10,236 does not have an expiration. The annual utilization of the portion of the federal net operating loss, which does not have an expiration, is limited to 80 percent of taxable income in tax years beginning after January 1, 2021. The Company has a state net operating loss of $380, which will begin to expire in 2039. In 2019, as a result of goodwill being fully impaired, the resulting adjustment to the deferred tax asset of $318 was fully offset by an adjustment to the valuation allowance, recorded as a charge to the income tax provision.

Uncertain tax positions are evaluated and a liability is recognized for the tax benefit associated with uncertain positions only if it is more-likely-than-not that the positions will not be sustained upon examination by taxing authorities, based on the technical merits of the positions. The Company assesses its filing positions in all significant jurisdictions where it is required to file income tax returns for all open tax years. The Company’s federal income tax return for December 31, 2014 and for tax years subsequent to December 31, 2016 remain subject to examination, and income tax returns in major state income tax jurisdictions where the Company operated remain subject to examination. The statute of limitations associated with the December 31, 2014 federal return was extended in 2020 due to the net operating loss carryback pursuant to the CARES Act. The Company has recorded a reserve for the tax benefit related to uncertain tax positions existing as of December 31, 2020, included in other liabilities in the Consolidated Balance Sheets.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 44

The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit.

	2020	2019
Balance at January 1	$2,577	$2,592
Increase related to prior year tax positions	65	—
Decrease related to statute of limitations expiring	(1)	(15)
Balance at December 31	$2,641	$2,577

The Company recorded interest expense of $179 and $253 for 2020 and 2019, respectively, and penalty expense of $15 for 2020, included in other income, net in the Consolidated Statements of Operations. Accrued interest and penalty at December 31, 2020 and 2019 was $477 and $282, respectively, included in other liabilities in the Consolidated Balance Sheets. The Company expects it is reasonably possible to recognize a tax benefit of approximately $2,575 within the next 12 months from the release of a federal uncertain tax reserve due to the statute lapsing in October 2021.

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

The Company is the sole sponsor of the Pension Plans and is required to meet certain pension funding requirements as established under the Employment Retirement Income Security Act (“ERISA”). Instability in global and domestic capital markets may result in low returns on the assets contributed to the Pension Plans. Additionally, low yields on corporate bonds may decrease the discount rate, resulting in a higher funding obligation. Although legislation was enacted into law in 2012, which provided limited funding relief, market conditions could materially increase the funding requirements associated with the Pension Plans, with an adverse effect on the Company’s liquidity and financial condition. The Company was not required to make contributions to the A. H. Belo Pension Plans in 2020 and 2019 under ERISA. The Company will continue to evaluate the feasibility of de-risking strategies based on the economic benefits to the Company.

Actuarial gains (losses) of $(1,008) and $5,282 were recorded to other comprehensive income (loss) in 2020 and 2019, respectively, related to the Pension Plans; see Note 10 - Shareholders' Equity for information on amounts recorded to accumulated other comprehensive loss.

The table below sets forth summarized financial information about the A. H. Belo Pension Plans.

	2020	2019
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$219,444	$203,424
Interest cost	6,236	7,896
Actuarial loss	20,261	20,202
Benefit payments	(12,301)	(12,078)
Projected benefit obligation at end of year	233,640	219,444
Change in Plan Assets
Fair value of plan assets at beginning of year	196,405	171,535
Return on plan assets	31,016	36,948
Benefit payments	(12,301)	(12,078)
Fair value of plan assets at end of year	215,120	196,405
Funded Status	$(18,520)	$(23,039)
Amounts Recorded on the Balance Sheet
Noncurrent liability - accrued benefit cost	$18,520	$23,039
Accumulated Benefit Obligation	$233,640	$219,444

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 45

Net Periodic Pension Benefit

The projected benefit obligations of the A. H. Belo Pension Plans are estimated using the FTSE Pension Discount Curve, which is based upon a portfolio of high-quality corporate debt securities with maturities that correlate to the expected timing of estimated benefit payments to the Pension Plans’ participants. Future estimated benefit payments are discounted to their present value at the appropriate yield curve spot rate to determine the projected benefit obligation outstanding at each year end. The single equivalent discount rate as of December 31, 2020, was 2.1 percent and 2.9 percent for December 31, 2019. The significant losses related to changes in the projected benefit obligation for 2020 and 2019 were primarily due to the movement in the discount rate.

Interest expense included in net periodic pension benefit is based on the FTSE Pension Discount Curve established at the beginning of the fiscal year. The discount rate for fiscal year 2020 and 2019 interest cost was 2.9 percent and 4.0 percent, respectively.

The Company assumed a 6.5 percent long-term return on the Pension Plans’ assets in 2020 and 2019. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the A. H. Belo Pension Plans. Investment strategies for the Pension Plans’ assets are based upon factors such as the effective duration of the actuarial liabilities and market risks.

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

	Years Ended December 31,
	2020	2019
Interest cost	$6,236	$7,896
Expected return on plans' assets	(11,762)	(11,464)
Amortization of actuarial loss	880	278
Net periodic pension benefit	$(4,646)	$(3,290)

Plan Assets

The Company is responsible for directing the investment strategies of the A. H. Belo Pension Plans’ assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risks. The long-term targeted allocation of the Pension Plans’ assets invested in equity securities and fixed income securities is approximately 45.0 percent and 55.0 percent, respectively. These targets are determined based on the effective duration of the actuarial liabilities, the expected long-term rate of return on assets, and expected market risks. Investment risk is continuously monitored and Pension Plans’ assets are rebalanced to target allocations to meet the Company’s strategy and the Pension Plans’ liquidity needs. At December 31, 2020, the Pension Plans’ investments in equity securities and fixed income securities accounted for 43.9 percent and 56.1 percent of the total noncash holdings, respectively.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 46

The table below sets forth the A. H. Belo Pension Plans’ assets at fair value as of December 31, 2020 and 2019, with inputs used to develop fair value measurements.

	Fair Value Measurements Using
	Total		Quoted Price in Active Markets for Identical Assets (Level I)		Significant Other Observable Inputs (Level II)		Significant Unobservable Inputs (Level III)
Description	2020	2019	2020	2019	2020	2019	2020	2019
Cash and Money Market Funds	$1,690	$1,743	$1,690	$1,743	$—	$—	$—	$—
Equity Funds
U.S. equity securities	60,744	54,258	—	—	60,744	54,258	—	—
International equity securities	32,888	29,519	—	—	32,888	29,519	—	—
Fixed Income Funds
Domestic corporate and government debt securities	53,323	60,743	—	—	53,323	60,743	—	—
Domestic corporate debt securities	65,271	46,115	—	—	65,271	46,115	—	—
International corporate and government debt securities	1,204	4,027	—	—	1,204	4,027	—	—
Total	$215,120	$196,405	$1,690	$1,743	$213,430	$194,662	$—	$—

Inputs and valuation techniques used to measure the fair value of Pension Plans’ assets vary according to the type of asset being valued. Cash and money market funds are designated as Level I. Remaining investments are in commingled funds and fair values are determined by the fund manager primarily based upon closing market quotes of the assets. Equity securities held through units in these funds are monitored as to issuer and industry. As of December 31, 2020, there were no significant concentrations of equity or debt securities in any single issuer or industry.

Other

The table below sets forth the Company’s expected future benefit payments as of December 31, 2020.

Payment year	Expected Benefit Payments
2021	$13,562
2022	13,644
2023	13,489
2024	13,456
2025	13,390
2026 - 2030	64,253

The Company currently does not expect to make contributions to the A. H. Belo Pension Plans in 2021 and no contributions are required to these plans in 2021 under ERISA.

Other defined benefit plans.   A. H. Belo also sponsors other post-employment benefit (the “OPEB”) plans, which provide health and life insurance benefits for certain retired employees. These plans were frozen subsequent to the separation from the Company’s former parent company; therefore, no future benefits accrue and on-going service costs are not a component of net periodic benefit cost. The Company recorded a liability of $1,372 and $1,347 related to the OPEB plans as of December 31, 2020 and 2019, respectively. A net periodic benefit cost of $19 and $9 in 2020 and 2019, respectively, was recorded to other income, net. The net periodic benefit cost primarily represents amortization of actuarial gains (losses) and prior service costs, offset by interest expense associated with the actuarial liability. Actuarial losses of $(42) and $(182) were recorded to other comprehensive income (loss) in 2020 and 2019, respectively; see Note 10 - Shareholders' Equity.

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

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 47

employee contributions, up to 1.5 percent of the employees’ compensation. The Company recorded expense of $741 and $702 in 2020 and 2019 respectively, for matching contributions to the Savings Plan.

Note 10: Shareholders’ Equity

Dividends.   Quarterly dividends returned $5,139 and $6,876 to shareholders in 2020 and 2019, respectively. On December 3, 2020, the Company’s board of directors declared a $0.04 per share dividend to shareholders of record as of the close of business on February 12, 2021, paid on March 5, 2021.

Treasury Stock. In 2019, the Company repurchased shares of its common stock pursuant to a publicly announced share repurchase program authorized by the Company’s board of directors. The agreement to repurchase the Company’s stock expired in the fourth quarter of 2019 and was not renewed. During the fourth quarter of 2019, the Company purchased 33,032 shares of its Series A common stock through open market transactions for $123. In 2019, the Company purchased 216,490 shares of its Series A common stock through open market transactions for $842.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 18,941,340 and 2,469,083, respectively, net of treasury shares at December 31, 2020. At December 31, 2019, the Company had Series A and Series B common stock outstanding of 18,941,115 and 2,469,308, respectively, net of treasury shares.

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

	Years Ended December 31,
	2020			2019
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,294)	$(32,443)	$149	$(37,641)	$(38,003)	$362
Amortization	876	880	(4)	247	278	(31)
Actuarial gains (losses)	(1,050)	(1,008)	(42)	5,100	5,282	(182)
Balance, end of period	$(32,468)	$(32,571)	$103	$(32,294)	$(32,443)	$149

Note 11: Earnings Per Share

The table below sets forth the net income (loss) available to common shareholders and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Years Ended December 31,
	2020	2019
Earnings (Numerator)
Net income (loss) available to common shareholders	$(6,872)	$9,292

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted)	21,410,423	21,546,257

Income (Loss) Per Share
Basic and diluted	$(0.32)	$0.43

There were no options or RSUs outstanding as of December 31, 2020 and 2019, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 48

Note 12: Commitments and Contingencies

As of December 31, 2020, the Company had contractual obligations, in aggregate, of $16,436 for the next five years and $19,691 thereafter, for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 5 – Leases for future lease payments by year. In addition, the Company had expected purchase obligations of $117 related to capital expenditures.

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

Total lease expense for property and equipment was $4,854 and $4,975 in 2020 and 2019, respectively.

The Company funds the A. H. Belo Pension Plans to meet or exceed statutory requirements. The Company currently does not expect to make contributions to the A. H. Belo Pension Plans in 2021 and no contributions are required to these plans in 2021 under the applicable tax and labor laws governing pension plan funding; see Note 9 - Pension and Other Retirement Plans.

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

Note 13: Supplemental Cash Flow Data

The table below sets forth supplemental disclosures related to the Company’s Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2020	2019
Income tax paid, net (refund)	$(1,675)	$901
Noncash investing and financing activities:
Investments in property, plant and equipment payable	$117	$237
Dividends payable	856	1,713
Notes receivable for asset sales	375	22,400

Note 14: Disposal of Assets

In the third quarter of 2019, the Company recorded a loss of $1,362 on the disposal of newspaper production assets and publishing software that was replaced by a new digital content platform. The loss is included in the (gain) loss on sale/disposal of assets, net in the Consolidated Statement of Operations. The newspaper production assets were disposed as a result of the Company’s strategic decision, in the first quarter of 2019, to eliminate its brokered printing business and reduce the number of local and national commercial print customers it serves from more than 30 to 5.

In May 2019, the Company finalized a Purchase and Sale Agreement with Charter DMN Holdings, LP (the “Purchaser”) for the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two year seller-financed promissory note (the “Promissory Note”) of $22,400, included in current notes receivable as of December 31, 2020. The sale provided the Company an additional $1,000 contingency payment if certain conditions were met. The contingency expired as of June 30, 2020, with no payment made by the Purchaser related to the contingency. In 2019, the Company recorded a pretax gain of $25,908, included in (gain) loss on sale/disposal of assets, net in the Consolidated Statement of Operations. Due to the offset by existing net operating loss carryforwards, the Company did not record any current tax expense related to the sale transaction.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 49

The Promissory Note is secured by a first lien deed of trust covering the property and bears interest payable in quarterly installments that began on July 1, 2019, continuing through its maturity on June 30, 2021, and includes a pre-payment feature. Interest will be accrued at 3.5 percent during the first year and at 4.5 percent during the second year. In 2020 and 2019, the Company received $897 and $395, respectively, of interest income included in other income, net in the Consolidated Statements of Operations.

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company and the Purchaser entered into an amendment to the Promissory Note deferring the Purchaser’s interest payment of $195 that was due April 1, 2020, and adding it to a second promissory note (the “Second Promissory Note”). In addition, the Second Promissory Note includes a 2019 real property tax reconciliation payment due from the Purchaser under the Purchase and Sale Agreement in the amount of $180. The Second Promissory Note, in the principal amount of $375, included in current notes receivable in the Consolidated Balance Sheet, is secured by a second lien deed of trust covering the property and due June 30, 2021. The Company evaluated the collectability of the notes as a result of the purchaser’s request to defer the first quarter 2020 interest payment and the continuation of the pandemic. Management believes as of December 31, 2020, the promissory notes are recoverable since the purchaser is in compliance with the terms, is publicly indicating its intent to develop the property, and management believes that the value of the collateral has not materially changed from the sale date. In addition, on January 4, 2021, the Purchaser paid the fourth quarter 2020 interest payment of $253.

The timing in general of commercial development may have been impacted by the pandemic, and thus capital constraints in commercial real estate markets may exist. Management continues to closely monitor the collectability of the notes and the value of the underlying collateral. Continued economic and other effects of the pandemic could impact the timing of payment or realization of the notes.

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

On March 4, 2021, the Company’s board of directors declared a $0.04 per share dividend to shareholders of record as of the close of business on May 14, 2021, which is payable on June 4, 2021.

A. H. Belo Corporation 2020 Annual Report on Form 10-K	PAGE 50