Form 10-Q
period 2021-03-31
A. H. Belo Corp
filed 2021-04-26
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Shares of Common Stock outstanding at April 22, 2021: 21,410,423 shares (consisting of 18,941,420 shares of Series A Common Stock and 2,469,003 shares of Series B Common Stock).

A. H. BELO CORPORATION

FORM 10-Q

A. H. Belo Corporation First Quarter 2021 on Form 10-Q

PART I

Item 1. Financial Information

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
In thousands, except share and per share amounts (unaudited)	2021	2020
Net Operating Revenue:
Advertising and marketing services	$16,769	$19,327
Circulation	16,022	16,414
Printing, distribution and other	4,024	4,602
Total net operating revenue	36,815	40,343
Operating Costs and Expense:
Employee compensation and benefits	17,947	19,016
Other production, distribution and operating costs	19,090	20,992
Newsprint, ink and other supplies	2,341	3,271
Depreciation	1,074	1,765
Amortization	64	64
Gain on sale/disposal of assets, net	(1)	(5)
Total operating costs and expense	40,515	45,103
Operating loss	(3,700)	(4,760)
Other income, net	1,254	1,352
Loss Before Income Taxes	(2,446)	(3,408)
Income tax provision (benefit)	319	(1,787)
Net Loss	$(2,765)	$(1,621)

Per Share Basis
Net loss
Basic and diluted	$(0.13)	$(0.08)
Number of common shares used in the per share calculation:
Basic and diluted	21,410,423	21,410,423

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 3

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
In thousands (unaudited)	2021	2020
Net Loss	$(2,765)	$(1,621)
Other Comprehensive Income, Net of Tax:
Amortization of actuarial losses	360	219
Total other comprehensive income, net of tax	360	219
Total Comprehensive Loss	$(2,405)	$(1,402)

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 4

A. H. Belo Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
In thousands, except share amounts (unaudited)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$38,132	$42,015
Accounts receivable (net of allowance of $863 and $712 at March 31, 2021 and December 31, 2020, respectively)	15,503	16,562
Notes receivable	22,775	22,775
Inventories	2,366	1,974
Prepaids and other current assets	6,312	4,780
Total current assets	85,088	88,106
Property, plant and equipment, at cost	312,578	312,532
Less accumulated depreciation	(301,646)	(300,573)
Property, plant and equipment, net	10,932	11,959
Operating lease right-of-use assets	19,764	20,406
Intangible assets, net	—	64
Deferred income taxes, net	91	76
Other assets	2,213	2,604
Total assets	$118,088	$123,215
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,381	$7,759
Accrued compensation and benefits	5,557	5,754
Other accrued expense	4,967	5,075
Contract liabilities	13,760	12,896
Total current liabilities	31,665	31,484
Long-term pension liabilities	17,119	18,520
Long-term operating lease liabilities	21,216	21,890
Other post-employment benefits	1,360	1,372
Other liabilities	3,581	3,541
Total liabilities	74,941	76,807
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 125,000,000 shares
Series A: issued 20,855,280 and 20,855,200 shares at March 31, 2021 and December 31, 2020, respectively	209	209
Series B: issued 2,469,003 and 2,469,083 shares at March 31, 2021 and December 31, 2020, respectively	24	24
Treasury stock, Series A, at cost; 1,913,860 shares held at March 31, 2021 and December 31, 2020	(13,443)	(13,443)
Additional paid-in capital	494,389	494,389
Accumulated other comprehensive loss	(32,108)	(32,468)
Accumulated deficit	(405,924)	(402,303)
Total shareholders’ equity	43,147	46,408
Total liabilities and shareholders’ equity	$118,088	$123,215

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 5

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31, 2021 and 2020
	Common Stock				Treasury Stock
In thousands, except share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2019	20,854,975	2,469,308	$233	$494,389	(1,913,860)	$(13,443)	$(32,294)	$(391,148)	$57,737
Net loss	—	—	—	—	—	—	—	(1,621)	(1,621)
Other comprehensive income	—	—	—	—	—	—	219	—	219
Conversion of Series B to Series A	225	(225)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	(1,713)	(1,713)
Balance at March 31, 2020	20,855,200	2,469,083	$233	$494,389	(1,913,860)	$(13,443)	$(32,075)	$(394,482)	$54,622
Balance at December 31, 2020	20,855,200	2,469,083	233	494,389	(1,913,860)	(13,443)	(32,468)	(402,303)	46,408
Net loss	—	—	—	—	—	—	—	(2,765)	(2,765)
Other comprehensive income	—	—	—	—	—	—	360	—	360
Conversion of Series B to Series A	80	(80)	—	—	—	—	—	—	—
Dividends declared ($0.04 per share)	—	—	—	—	—	—	—	(856)	(856)
Balance at March 31, 2021	20,855,280	2,469,003	$233	$494,389	(1,913,860)	$(13,443)	$(32,108)	$(405,924)	$43,147

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 6

A. H. Belo Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands (unaudited)	2021	2020
Operating Activities
Net loss	$(2,765)	$(1,621)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,138	1,829
Net periodic pension and other post-employment benefit	(1,035)	(1,154)
Bad debt expense	211	296
Deferred income taxes	(15)	14
Gain on sale/disposal of assets, net	(1)	(5)
Loss on investment related activity	—	18
Changes in working capital and other operating assets and liabilities:
Accounts receivable	848	3,199
Inventories, prepaids and other current assets	(1,924)	(4,189)
Other assets	391	(1)
Accounts payable	(378)	(1,114)
Compensation and benefit obligations	(197)	(2,112)
Other accrued expenses	16	78
Contract liabilities	864	2,185
Other post-employment benefits	(18)	(17)
Net cash used for operating activities	(2,865)	(2,594)
Investing Activities
Purchases of assets	(163)	(390)
Sales of assets	1	5
Net cash used for investing activities	(162)	(385)
Financing Activities
Dividends paid	(856)	(1,713)
Net cash used for financing activities	(856)	(1,713)
Net decrease in cash and cash equivalents	(3,883)	(4,692)
Cash and cash equivalents, beginning of period	42,015	48,626
Cash and cash equivalents, end of period	$38,132	$43,934

Supplemental Disclosures
Income tax paid, net	$8	$5
Noncash investing and financing activities:
Dividends payable	856	1,713

See the accompanying Notes to the Consolidated Financial Statements.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 7

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

Media was designated an essential business, therefore the Company’s operations have continued throughout the pandemic. The Company is experiencing an increase in digital subscriptions, which currently does not offset the loss of advertising revenue. On April 6, 2020, the Company announced that it was taking several actions in response to the financial impact of COVID-19. The Company reduced operating and capital expenditures, and lowered the quarterly dividend rate to $0.04 per share for dividends declared. Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation was reduced and the board was reduced in size by two. In addition, employees’ base compensation was reduced Company-wide, and the annual bonus tied to financial metrics for eligible employees was not achieved. In August 2020, the Company began to restore base salaries and by October, the Company restored base salaries prospectively for all employees, with the exception of the executive officers that report to the Chief Executive Officer. The executive officers’ base salaries were restored effective January 1, 2021. The Company continues to evaluate the future material impacts on its consolidated financial statements that may result from the actions taken by the Company and its customers in respect of the pandemic.

Basis of Presentation.    The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in the Company’s opinion, are necessary to present fairly the consolidated financial information as of and for the periods indicated in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates its majority owned subsidiaries over which the Company exercises control. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net operating revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 8

not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

The COVID-19 pandemic has caused increased uncertainty in management’s estimates and assumptions affecting these interim consolidated financial statements. Areas where significant estimates are used include pension and other post-employment benefit obligation assumptions, income taxes, leases, self-insured liabilities, and long-lived assets impairment review.

Segment Presentation.    Based on the Company’s structure and organizational chart, the Company’s chief operating decision-maker (the “CODM”) is its Chief Executive Officer, Robert W. Decherd. Based on how the Company’s CODM makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment.

New Accounting Pronouncements. The Financial Accounting Standards Board (“FASB”) issued the following accounting pronouncements and guidance, which may be applicable to the Company but have not yet become effective.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance will be effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

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

The table below sets forth revenue disaggregated by revenue source.

	Three Months Ended March 31,
	2021	2020
Advertising and Marketing Services
Print advertising	$11,226	$12,799
Digital advertising and marketing services	5,543	6,528
Total	$16,769	$19,327

Circulation
Print circulation	$13,976	$15,017
Digital circulation	2,046	1,397
Total	$16,022	$16,414

Printing, Distribution and Other	$4,024	$4,602

Total Revenue	$36,815	$40,343

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 9

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

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three months ended March 31, 2021, the Company recognized $7,199 of revenue that was included in the contract liabilities balance as of December 31, 2020. The Company typically recognizes deferred revenue within 1 to 12 months.

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

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 10

Note 3: Leases

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

The Company subleases office space to the Denton Publishing Company and, beginning in the fourth quarter of 2020, office space in Dallas, Texas both with a remaining lease term of approximately three years. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of March 31, 2021, sublease income is expected to approximate $570 for the remainder of 2021, $550 in 2022, and $320 in 2023.

As of March 31, 2021, the Company did not have any significant operating leases that have not yet commenced.

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	March 31, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets	$19,764	$20,406

Liabilities
Operating
Current	Other accrued expense	$2,330	$2,306
Noncurrent	Long-term operating lease liabilities	21,216	21,890
Total lease liabilities		$23,546	$24,196

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		10.5	10.6
Weighted average discount rate (%)		7.4	7.4

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 11

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Three Months Ended March 31,
	2021	2020
Lease Cost
Operating lease cost	$1,075	$1,046
Short-term lease cost	4	4
Variable lease cost	179	138
Sublease income	(237)	(195)
Total lease cost	$1,021	$993

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities	$1,075	$1,017
Right-of-use assets obtained in exchange for operating lease liabilities	—	1,540

The table below sets forth the remaining maturities of the Company’s lease liabilities as of March 31, 2021.

Years Ending December 31,	Operating Leases
2021	$2,901
2022	4,232
2023	3,325
2024	2,467
2025	2,430
Thereafter	19,691
Total lease payments	35,046
Less: imputed interest	11,500
Total lease liabilities	$23,546

Note 4: Intangible Assets

The table below sets forth intangible assets as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
	2020	2020
Intangible Assets
Cost	$2,030	$2,030
Accumulated Amortization	(2,030)	(1,966)
Net Carrying Value	$—	$64

The intangible assets include $1,520 of developed technology with an estimated useful life of five years, fully amortized in 2019, and $510 of customer relationships with estimated useful lives of two years, fully amortized in the first quarter of 2021. Aggregate amortization expense was $64 for the three months ended March 31, 2021 and 2020.

As of March 31, 2021, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there was no significant decrease in the market value of the long-lived assets or significant change in the extent or manner in which the asset group is being used or in its physical condition as of March 31, 2021, and there was no significant adverse change in legal factors or in the business climate during the period that could affect the value of the asset group. Based upon the review of indicators, the Company believes its long-lived assets continue to be recoverable based upon the estimate of the expected undiscounted cash flows, including the cash flows from ultimate disposition of the assets of the asset group.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 12

Note 5: Income Taxes

The Company calculated the income tax provision (benefit) for the 2021 and 2020 interim periods using an estimated annual effective tax rate based on its expected annual loss before income taxes, adjusted for permanent differences, which it applied to the year-to-date loss before income taxes and specific events that are discretely recognized as they occur.

The Company recognized income tax provision (benefit) of $319 and $(1,787) for the three months ended March 31, 2021 and 2020, respectively. Effective income tax rates were (13.0) percent and 52.4 percent for the three months ended March 31, 2021 and 2020, respectively. The income tax provision for the three months ended March 31, 2021, was due to the effect of the Texas margin tax. The Company expects it is reasonably possible to recognize a tax benefit of approximately $2,575 within the next six months from the release of a federal uncertain tax reserve, due to the statute lapsing in August 2021.

The income tax benefit for the three months ended March 31, 2020, was due to the recognition of the 2018 net operating loss carryback permitted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), partially offset by the effect of the Texas margin tax.

In response to COVID-19, the CARES Act was signed into law in March 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company has benefited from the temporary five year net operating loss carryback provision and the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100 percent tax bonus depreciation. Applying the technical correction to 2018 resulted in reporting additional tax depreciation of $1,017 and increased the 2018 net operating loss to approximately $6,829. The loss was carried back against 2014 taxes paid at the federal statutory rate of 35 percent that was previously in effect, resulting in a cash refund of $2,425, including interest, received in October 2020. The Company also applied the technical correction for qualified leasehold improvements to the 2019 and 2020 tax years, the results of which were reflected in the deferred tax assets and liabilities as of December 31, 2020.

The Consolidated Appropriations Act, 2021, which includes the COVID-related Tax Relief Act of 2020 and the Taxpayer Certainty and Disaster Tax Relief Act of 2020, was passed and signed into law the last week of 2020. Among others, the provisions in this act included items such as guidance on expenses associated with forgiven Paycheck Protection Program loans, business meals deductions, individual tax rebates and unemployment benefits. In addition, the American Rescue Plan Act of 2021, designed to speed up the United States’ economic recovery, was passed and signed into law on March 11, 2021. The Company did not avail itself of any of the items contained in these recent acts.

Note 6: Pension and Other Retirement Plans

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

No contributions are required to the A. H. Belo Pension Plans in 2021 under the applicable tax and labor laws governing pension plan funding.

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

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 13

The table below sets forth components of net periodic pension benefit, which are included in other income, net in the Consolidated Statements of Operations.

	Three Months Ended March 31,
	2021	2020
Interest cost	$1,174	$1,559
Expected return on plans' assets	(2,574)	(2,941)
Amortization of actuarial loss	361	220
Net periodic pension benefit	$(1,039)	$(1,162)

Defined Contribution Plans. The A. H. Belo Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of A. H. Belo. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. Aggregate expense for matching contributions to the Savings Plan was $220 for the three months ended March 31, 2021 and 2020.

Note 7: Shareholders’ Equity

Dividends. On March 4, 2021, the Company’s board of directors declared a $0.04 per share dividend to shareholders of record as of the close of business on May 14, 2021, which is payable on June 4, 2021.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 18,941,420 and 2,469,003, respectively, net of treasury shares at March 31, 2021. At December 31, 2020, the Company had Series A and Series B common stock outstanding of 18,941,340 and 2,469,083, respectively, net of treasury shares.

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

	Three Months Ended March 31,
	2021			2020
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,468)	$(32,571)	$103	$(32,294)	$(32,443)	$149
Amortization	360	361	(1)	219	220	(1)
Balance, end of period	$(32,108)	$(32,210)	$102	$(32,075)	$(32,223)	$148

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 14

Note 8: Earnings Per Share

The table below sets forth the net loss available to common shareholders and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended March 31,
	2021	2020
Earnings (Numerator)
Net loss available to common shareholders	$(2,765)	$(1,621)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted)	21,410,423	21,410,423

Loss Per Share
Basic and diluted	$(0.13)	$(0.08)

There were no options or RSUs outstanding as of March 31, 2021 and 2020, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

Note 9: Contingencies

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

Note 10: Disposal of Assets

In May 2019, the Company finalized a Purchase and Sale Agreement with Charter DMN Holdings, LP (the “Purchaser”) for the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000 and a pretax gain of $25,908. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two year seller-financed promissory note of $22,400 (the “Promissory Note”), included in current notes receivable in the Consolidated Balance Sheets. The sale provided the Company an additional $1,000 contingency payment if certain conditions were met. The contingency expired as of June 30, 2020, with no payment made by the Purchaser related to the contingency.

The Promissory Note is secured by a first lien deed of trust covering the property and bears interest payable in quarterly installments that began on July 1, 2019, continuing through its maturity on June 30, 2021, and includes a pre-payment feature. Interest will be accrued at 3.5 percent during the first year and at 4.5 percent during the second year. In the three months ended March 31, 2021 and 2020, the Company recorded $249 and $195, respectively, of interest income related to the Promissory Note, included in other income, net in the Consolidated Statements of Operations.

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company and the Purchaser entered into an amendment to the Promissory Note deferring the Purchaser’s interest payment of $195 that was due April 1, 2020, and adding it to a second promissory note (the “Second Promissory Note”). In addition, the Second Promissory Note includes a 2019 real property tax reconciliation payment due from the Purchaser under the Purchase and Sale Agreement in the amount of $180. The Second Promissory Note, in the principal amount of $375, included in current notes receivable in the Consolidated Balance Sheet, is secured by a second lien deed of trust covering the property and due June 30, 2021. The Company evaluated the collectability of the notes as a result of the Purchaser’s request to defer the first quarter 2020 interest payment and the continuation of the pandemic. Management believes as of March 31, 2021, the promissory notes are recoverable since the Purchaser is in compliance with the terms, is publicly indicating its intent to develop the property, and management believes that the value of the collateral has not materially changed from the sale date.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 15

The timing in general of commercial development may have been impacted by the pandemic, and thus capital constraints in commercial real estate markets may exist. Management continues to closely monitor the collectability of the notes and the value of the underlying collateral. Continued economic and other effects of the pandemic could impact the timing of payment or realization of the notes.

Notes receivable are recorded net of an allowance for doubtful accounts. Interest income is accrued on the unpaid principal balance, included in accounts receivable in the Consolidated Balance Sheets. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Notes are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2021 and December 31, 2020, there was no allowance recorded for the notes receivable or accrued interest receivable.

Note 11: Subsequent Events

The Company evaluates subsequent events at the date of the consolidated balance sheet as well as conditions that arise after the balance sheet date but before the consolidated financial statements are issued. To the extent any events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects, if known, for those events and conditions.

On April 1, 2021, the Purchaser of the Company’s previous headquarters paid the first quarter 2021 interest payment of $249.

On April 22, 2021, the Company signed a non-binding Memorandum of Understanding (“MOU”) to extend the due date of the Promissory Note of $22,400 due from the Purchaser (the “Note Extension”), subject to the execution and delivery of a definitive extension agreement. The MOU provides for a one-year extension of the maturity date to June 30, 2022. In connection with the extension, the Purchaser must pay the Promissory Note’s second quarter 2021 interest of approximately $250 and the Second Promissory Note of $375, plus accrued interest, upon execution of the Note Extension. The Promissory Note will continue to be secured by a first lien deed of trust covering the property and will bear interest payable in quarterly installments at 4.5 percent through its maturity on June 30, 2022. Although the Company expects that a definitive extension agreement will be executed, there are no assurances that it will be, or when such extension would be completed.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. H. Belo Corporation (“A. H. Belo” or the “Company”) intends for the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect its financial statements. The following information should be read in conjunction with the Company’s consolidated financial statements and related notes filed as part of this report. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

This section and other parts of this Quarterly Report on Form 10-Q contain certain forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. See Forward-Looking Statements of this Quarterly Report for further discussion.

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

Currently, the rapid spread of coronavirus (COVID-19 pandemic) globally has resulted in increased travel restrictions, and disruption and shutdown of businesses. The outbreak and any preventative or protective actions that the Company has taken and may continue to take, or may be imposed on the Company by governmental intervention, in respect of the pandemic may result in a period of disruption to the Company’s financial reporting capabilities, its printing operations, and its operations generally. COVID-19 is impacting, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in additional loss of advertising revenue or supply chain disruption. Media was designated an essential business, therefore the Company’s operations have continued throughout the pandemic. While digital subscriptions continue to grow, the Company experienced decreased demand for its print and digital advertising. As a result, beginning in 2020, the Company implemented measures to reduce costs and preserve cash flow. These measures included reduction in the quarterly dividend rate, temporary decreases in employee compensation, as well as reductions in discretionary spending. In addition, the Company benefited from tax provisions permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). However, these measures do not fully offset the impact of the COVID-19 pandemic on the Company’s business and, as such, the coronavirus is likely to continue to have an adverse impact on the Company’s business, results of operations and financial condition at least for the near term.

As of March 31, 2021, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there was no significant decrease in the market value of the long-lived assets or significant change in the extent or manner in which the asset group is being used or in its physical condition as of March 31, 2021, and there was no significant adverse change in legal factors or in the business climate during the period that could affect the value of the asset group. Based upon the review of indicators, the Company believes its long-lived assets continue to be recoverable based upon the estimate of the expected undiscounted cash flows, including the cash flows from ultimate disposition of the assets of the asset group.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 17

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for the three months ended March 31, 2021 and 2020. Based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment.

The table below sets forth the components of A. H. Belo’s operating loss.

	Three Months Ended March 31,
	2021	Percentage Change	2020
Advertising and marketing services	$16,769	(13.2)%	$19,327
Circulation	16,022	(2.4)%	16,414
Printing, distribution and other	4,024	(12.6)%	4,602
Total Net Operating Revenue	36,815	(8.7)%	40,343

Total Operating Costs and Expense	40,515	(10.2)%	45,103

Operating Loss	$(3,700)	22.3%	$(4,760)

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. In addition, the Company did experience declines resulting from the COVID-19 pandemic beginning late in the first quarter of 2020 and continuing into 2021.

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

Because of declining print circulation, the Company has developed broad digital strategies designed to provide readers with multiple platforms for obtaining online access to local news. The Company redesigned and expanded its website platforms and mobile applications in 2019 to provide a better customer experience with its digital news and information content.  The Company continues to obtain additional key demographic data from readers, which allows the Company to provide content desired by readers and to modify marketing and distribution strategies to target and reach audiences valued by advertisers. The Company has access to a programmatic digital advertising platform that provides digital ad placement and targeting efficiencies and increases utilization of digital inventory within the Company’s websites and external websites.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 18

Advertising and marketing services revenue

Advertising and marketing services revenue was 45.5 percent and 47.9 percent of total revenue for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
	2021	Percentage Change	2020
Print advertising	$11,226	(12.3)%	$12,799
Digital advertising and marketing services	5,543	(15.1)%	6,528
Advertising and Marketing Services	$16,769	(13.2)%	$19,327

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display and classified advertising continues to decline. Display and classified print revenue decreased $842 in the three months ended March 31, 2021, primarily due to a revenue decline in retail advertising. In addition to the general trends adversely impacting the publishing industry, the Company experienced unfavorable impacts resulting from the COVID-19 pandemic, which started in the latter part of the first quarter of 2020.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased $731 in the three months ended March 31, 2021, due to a volume decline in home delivery mail advertising and preprint newspaper inserts as a result of the impact of the COVID-19 pandemic.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing management, consulting, creative services, targeted and multi-channel (programmatic) advertising placed on third-party websites, digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, social media management, search optimization, direct mail and the sale of promotional materials. Revenue decreased $985 in the three months ended March 31, 2021, primarily due to COVID-19 related declines in sales of promotional materials and programmatic advertising placed on third-party websites.

Circulation revenue

Circulation revenue was 43.5 percent and 40.7 percent of total revenue for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
	2021	Percentage Change	2020
Print circulation	$13,976	(6.9)%	$15,017
Digital circulation	2,046	46.5%	1,397
Circulation	$16,022	(2.4)%	$16,414

Print circulation

Revenue decreased primarily driven by volume declines, partially offset by rate increases. Home delivery revenue decreased $578 or 4.3 percent in the three months ended March 31, 2021. Single copy revenue also decreased $462 or 27.1 percent compared to prior year, due to the significant reduction in the number of locations selling newspapers as a result of the pandemic.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 19

Digital circulation

Revenue increased in the three months ended March 31, 2021, due to an increase in digital-only subscriptions of 29.2 percent when compared to March 31, 2020, primarily resulting from a broad interest in news topics including the COVID-19 pandemic.

Printing, distribution and other revenue

Printing, distribution and other revenue was 11.0 percent and 11.4 percent of total revenue for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
	2021	Percentage Change	2020
Printing, Distribution and Other	$4,024	(12.6)%	$4,602

Revenue decreased in the three months ended March 31, 2021, primarily due to declines in commercial printing and distribution revenue.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 20

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended March 31,
	2021	Percentage Change	2020
Employee compensation and benefits	$17,947	(5.6)%	$19,016
Other production, distribution and operating costs	19,090	(9.1)%	20,992
Newsprint, ink and other supplies	2,341	(28.4)%	3,271
Depreciation	1,074	(39.2)%	1,765
Amortization	64	-%	64
Gain on sale/disposal of assets, net	(1)	80.0%	(5)
Total Operating Costs and Expense	$40,515	(10.2)%	$45,103

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits decreased $1,069 in the three months ended March 31, 2021, primarily due to headcount reductions of 75 since March 31, 2020.

Other production, distribution and operating costs – Expense decreased $1,902 in three months ended March 31, 2021, reflecting savings as the Company continued to manage discretionary spending and implemented measures to reduce costs in response to the unfavorable financial impact of the pandemic, including expense reductions in outside services, and travel and entertainment. Additionally, distribution expense decreased related to delivery of the Company’s various publications and products.

Newsprint, ink and other supplies – Expense decreased $930 in the three months ended March 31, 2021, due to competitive pricing available under its paper supply agreement, reduced newsprint costs associated with lower circulation volumes and the decline in commercial printing. Newsprint consumption for the three months ended March 31, 2021 and 2020, approximated 2,059 and 2,571 metric tons, respectively.

Depreciation – Expense decreased due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated and the Company has reduced capital spending.

Amortization – Expense remained flat and all intangible assets were fully amortized in the three months ended March 31, 2021.

Gain on sale/disposal of assets, net –From time to time, the Company will sell disposed assets, primarily production related assets that are no longer in use.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 21

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended March 31,
	2021	Percentage Change	2020
Other income, net	$1,254	(7.2)%	$1,352

Income tax provision (benefit)	$319	117.9%	$(1,787)

Other income, net – Other income, net is primarily comprised of net periodic pension and other post-employment benefit of $1,035 and $1,154 for the three months ended March 31, 2021 and 2020, respectively, resulting from a favorable return on pension assets, partially offset by a decrease in the discount rate. Gain (loss) from investments and interest income (expense) are also included in other income, net. In the three months ended March 31, 2021 and 2020, the Company recorded $249 and $195, respectively, of interest income related to the promissory note from the sale of the Company’s former headquarters.

Income tax provision (benefit) – The Company recognized income tax provision (benefit) of $319 and $(1,787) for the three months ended March 31, 2021 and 2020, respectively. Effective income tax rates were (13.0) percent and 52.4 percent for the three months ended March 31, 2021 and 2020, respectively. The income tax provision for the three months ended March 31, 2021, was due to the effect of the Texas margin tax. The Company expects it is reasonably possible to recognize a tax benefit of approximately $2,575 within the next six months from the release of a federal uncertain tax reserve, due to the statute lapsing in August 2021.

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

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 22

Liquidity and Capital Resources

The Company’s cash balances as of March 31, 2021 and December 31, 2020, were $38,132 and $42,015, respectively.

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

The future approval of dividends is dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. The Company continues to have a board-authorized repurchase authority. However, the agreement to repurchase the Company’s stock expired and was not renewed.

As a result of the recent COVID-19 outbreak that began in January 2020, the Company is experiencing an increase in digital subscriptions, which currently does not offset the loss of advertising revenue. On April 6, 2020, the Company announced that it was taking several actions to reduce cash outflow in response to the financial impact of COVID-19. The Company reduced operating expenses, reduced capital expenditures to less than $1,000 in 2020, and lowered the quarterly dividend rate to $0.04 per share for dividends declared. Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation was reduced and the board was reduced in size by two. In addition, employees’ base compensation was reduced Company-wide, and the annual bonus tied to financial metrics for eligible employees was not achieved. In August 2020, the Company began to restore base salaries and by October, the Company restored base salaries prospectively for all employees, with the exception of the executive officers that report to the Chief Executive Officer. The executive officers’ base salaries were restored effective January 1, 2021.

In response to COVID-19, the CARES Act was signed into law in March 2020. The CARES Act provides numerous tax provisions and other stimulus measures. The Company has benefited from the temporary five-year net operating loss carryback provision and the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100 percent tax bonus depreciation. Applying the technical correction to 2018 has resulted in reporting additional tax depreciation of $1,017 and increased the 2018 net operating loss to approximately $6,829. The loss was carried back against 2014 taxes paid at the federal statutory rate of 35 percent that was previously in effect, resulting in a cash refund of $2,425, including interest, received in October 2020.

The Consolidated Appropriations Act, 2021, which includes the COVID-related Tax Relief Act of 2020 and the Taxpayer Certainty and Disaster Tax Relief Act of 2020, was passed and signed into law the last week of 2020. Among others, the provisions in this act included items such as guidance on expenses associated with forgiven Paycheck Protection Program loans, business meals deductions, individual tax rebates and unemployment benefits. In addition, the American Rescue Plan Act of 2021, designed to speed up the United States’ economic recovery, was passed and signed into law on March 11, 2021. The Company did not avail itself of any of the items contained in these recent acts.

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company and Charter DMN Holdings, LP (the “Purchaser”) entered into an amendment to the two-year seller-financed promissory note of $22,400 (the “Promissory Note”), for the sale of the real estate assets previously used as the Company’s headquarters. The amendment (the “Second Promissory Note”), in the principal amount of $375, includes a deferred interest payment of $195 that was due April 1, 2020, and a 2019 real property tax reconciliation payment due from the Purchaser. The Company evaluated the collectability of the notes as a result of the Purchaser’s request to defer the first quarter 2020 interest payment and the continuation of the pandemic. Management believes as of March 31, 2021, the promissory notes are recoverable since the Purchaser is in compliance with the terms, is publicly indicating its intent to develop the property, and management believes that the value of the collateral has not materially changed from the sale date. In addition, on April 1, 2021, the Purchaser paid the first quarter 2021 interest payment of $249.

On April 22, 2021, the Company signed a non-binding Memorandum of Understanding (“MOU”) to extend the due date of the Promissory Note of $22,400 due from the Purchaser (the “Note Extension”), subject to the execution and delivery of a definitive extension agreement. The MOU provides for a one-year extension of the maturity date to June 30, 2022. In connection with the extension, the Purchaser must pay the Promissory Note’s second quarter 2021 interest of approximately $250 and the Second Promissory Note of $375, plus accrued interest, upon execution of the Note Extension. The Promissory Note will continue to be secured by a first lien deed of trust covering the property and will bear interest payable in quarterly installments at 4.5 percent through its maturity on June 30, 2022. Although the Company expects that a definitive extension agreement will be executed, there are no assurances that it will be, or when such extension would be completed.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 23

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

Operating Cash Flows

Net cash used for operating activities for the three months ended March 31, 2021 and 2020, was $2,865 and $2,594, respectively. Cash flows used for operating activities increased by $271 during the three months ended March 31, 2021, when compared to the prior year period, primarily due to a net loss of $2,765 in 2021.

Investing Cash Flows

Net cash used for investing activities was $162 and $385 for the three months ended March 31, 2021 and 2020, respectively, primarily related to capital spending, which continues to be reduced in response to the financial impact of the COVID-19 pandemic.

Financing Cash Flows

Net cash used for financing activities was $856 and $1,713 for the three months ended March 31, 2021 and 2020, respectively, all of which is attributable to dividend payments.

Financing Arrangements

None.

Contractual Obligations

The Company has contractual obligations for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 3 – Leases for future lease payments by year.

Under the applicable tax and labor laws governing pension plan funding, no contributions to the A. H. Belo Pension Plans are required in 2021.

On March 4, 2021, the Company’s board of directors declared a $0.04 per share dividend to shareholders of record as of the close of business on May 14, 2021, which is payable on June 4, 2021.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 11, 2021, with the Securities and Exchange Commission (“SEC”).

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 24

Critical Accounting Policies and Estimates

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

Forward-Looking Statements

Statements in this communication concerning A. H. Belo Corporation’s business outlook or future economic performance, revenues, expenses, and other financial and non-financial items that are not historical facts, including statements of the Company’s expectations relating to its plans to regain NYSE compliance, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include the current and future impacts of the COVID-19 pandemic on the Company’s financial reporting capabilities and its operations generally and the potential impact of the pandemic on the Company’s customers, distribution partners, advertisers, production facilities, and third parties, as well as changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; cybersecurity incidents; technology obsolescence; as well as other risks described in the Company’s Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the Securities and Exchange Commission. Among other risks, there can be no guarantee that the board of directors will approve a quarterly dividend in future quarters. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2021, management concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 25

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

Issuer Purchases of Equity Securities

The Company continues to have a board-authorized repurchase authority. However, the agreement to repurchase the Company’s stock expired and was not renewed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 26

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

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 27

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

			*	(b) Form of A. H. Belo 2017 Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2 to the May 12, 2017 Form 8-K)
			*	(c) First Amendment to the A. H. Belo 2017 Incentive Compensation Plan (Exhibit 10.1 to the July 2, 2018 Form 8-K)
			*	(d)

Second Amendment to the A. H. Belo 2017 Incentive Compensation Plan (Exhibit 10.3 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2018 (Securities and Exchange Commission File No. 001-33741))

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

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 28

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

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. H. BELO CORPORATION

By:	/s/	Katy Murray
Katy Murray
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	April 26, 2021

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 30

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

A. H. Belo Corporation First Quarter 2021 on Form 10-Q 31