Form 10-Q
period 2021-06-30
DallasNews Corp
filed 2021-07-26
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 1-33741

DallasNews CORPORATION

(Exact name of registrant as specified in its charter)

Texas	38-3765318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 224866, Dallas, Texas 75222-4866	(214) 977-7342
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Former name, former address and former fiscal year, if changed since last report.
A. H. Belo Corporation

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Series A Common Stock, $0.01 par value	DALN	The Nasdaq Stock Market LLC

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

Shares of Common Stock outstanding at July 22, 2021: 5,352,490 shares (consisting of 4,737,275 shares of Series A Common Stock and 615,215 shares of Series B Common Stock).

DALLASNEWS CORPORATION

FORM 10-Q

DallasNews Corporation Second Quarter 2021 on Form 10-Q

PART I

Item 1. Financial Information

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except share and per share amounts (unaudited)	2021	2020	2021	2020
Net Operating Revenue:
Advertising and marketing services	$18,601	$15,591	$35,370	$34,918
Circulation	16,093	15,723	32,115	32,137
Printing, distribution and other	3,974	4,101	7,998	8,703
Total net operating revenue	38,668	35,415	75,483	75,758
Operating Costs and Expense:
Employee compensation and benefits	18,116	16,997	36,063	36,013
Other production, distribution and operating costs	20,151	18,659	39,241	39,651
Newsprint, ink and other supplies	2,378	2,271	4,719	5,542
Depreciation	1,035	1,802	2,109	3,567
Amortization	—	64	64	128
Gain on sale/disposal of assets, net	—	—	(1)	(5)
Total operating costs and expense	41,680	39,793	82,195	84,896
Operating loss	(3,012)	(4,378)	(6,712)	(9,138)
Other income, net	1,613	1,331	2,867	2,683
Loss Before Income Taxes	(1,399)	(3,047)	(3,845)	(6,455)
Income tax provision (benefit)	83	367	402	(1,420)
Net Loss	$(1,482)	$(3,414)	$(4,247)	$(5,035)

Per Share Basis
Net loss
Basic and diluted (1)	$(0.28)	$(0.64)	$(0.79)	$(0.94)
Number of common shares used in the per share calculation:
Basic and diluted (1)	5,352,490	5,352,490	5,352,490	5,352,490

(1)Share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. See Note 1 – Basis of Presentation and Recently Issued Accounting Standards for additional information.

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 3

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (unaudited)	2021	2020	2021	2020
Net Loss	$(1,482)	$(3,414)	$(4,247)	$(5,035)
Other Comprehensive Income, Net of Tax:
Amortization of actuarial losses	360	219	720	438
Total other comprehensive income, net of tax	360	219	720	438
Total Comprehensive Loss	$(1,122)	$(3,195)	$(3,527)	$(4,597)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 4

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
In thousands, except share amounts (unaudited)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$37,770	$42,015
Accounts receivable (net of allowance of $691 and $712 at June 30, 2021 and December 31, 2020, respectively)	14,585	16,562
Notes receivable	22,400	22,775
Inventories	2,007	1,974
Prepaids and other current assets	5,086	4,780
Total current assets	81,848	88,106
Property, plant and equipment, at cost	312,678	312,532
Less accumulated depreciation	(302,682)	(300,573)
Property, plant and equipment, net	9,996	11,959
Operating lease right-of-use assets	19,112	20,406
Intangible assets, net	—	64
Deferred income taxes, net	94	76
Other assets	2,208	2,604
Total assets	$113,258	$123,215
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,621	$7,759
Accrued compensation and benefits	5,412	5,754
Other accrued expense	6,095	5,075
Contract liabilities	13,137	12,896
Total current liabilities	31,265	31,484
Long-term pension liabilities	15,718	18,520
Long-term operating lease liabilities	20,527	21,890
Other post-employment benefits	1,344	1,372
Other liabilities	3,236	3,541
Total liabilities	72,090	76,807
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares (1)
Series A: issued 5,215,740 and 5,213,710 shares at June 30, 2021 and December 31, 2020, respectively (1)	52	209
Series B: issued 615,215 and 617,245 shares at June 30, 2021 and December 31, 2020, respectively (1)	6	24
Treasury stock, Series A, at cost; 478,465 shares held at June 30, 2021 and December 31, 2020 (1)	(13,443)	(13,443)
Additional paid-in capital	494,563	494,389
Accumulated other comprehensive loss	(31,748)	(32,468)
Accumulated deficit	(408,262)	(402,303)
Total shareholders’ equity	41,168	46,408
Total liabilities and shareholders’ equity	$113,258	$123,215

(1)Share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. The number of authorized shares of common stock was reduced proportionately. See Note 1 – Basis of Presentation and Recently Issued Accounting Standards for additional information.

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 5

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30, 2021 and 2020
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2019 (1)	5,213,654	617,301	$233	$494,389	(478,465)	$(13,443)	$(32,294)	$(391,148)	$57,737
Net loss	—	—	—	—	—	—	—	(5,035)	(5,035)
Other comprehensive income	—	—	—	—	—	—	438	—	438
Conversion of Series B to Series A	56	(56)	—	—	—	—	—	—	—
Dividends declared ($0.48 per share) (1)	—	—	—	—	—	—	—	(2,569)	(2,569)
Balance at June 30, 2020 (1)	5,213,710	617,245	$233	$494,389	(478,465)	$(13,443)	$(31,856)	$(398,752)	$50,571
Balance at December 31, 2020 (1)	5,213,710	617,245	$233	$494,389	(478,465)	$(13,443)	$(32,468)	$(402,303)	$46,408
Fractional shares paid out related to the reverse stock split	—	—	—	(1)	—	—	—	—	(1)
Reduction of shares at par value related to the reverse stock split	—		(175)	175					—
Net loss	—	—	—	—	—	—	—	(4,247)	(4,247)
Other comprehensive income	—	—	—	—	—	—	720	—	720
Conversion of Series B to Series A	2,030	(2,030)	—	—	—	—	—	—	—
Dividends declared ($0.32 per share) (1)	—	—	—	—	—	—	—	(1,712)	(1,712)
Balance at June 30, 2021	5,215,740	615,215	$58	$494,563	(478,465)	$(13,443)	$(31,748)	$(408,262)	$41,168

	Three Months Ended June 30, 2021 and 2020
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2020 (1)	5,213,710	617,245	$233	$494,389	(478,465)	$(13,443)	$(32,075)	$(394,482)	$54,622
Net loss	—	—	—	—	—	—	—	(3,414)	(3,414)
Other comprehensive income	—	—	—	—	—	—	219	—	219
Dividends declared ($0.16 per share) (1)	—	—	—	—	—	—	—	(856)	(856)
Balance at June 30, 2020 (1)	5,213,710	617,245	$233	$494,389	(478,465)	$(13,443)	$(31,856)	$(398,752)	$50,571
Balance at March 31, 2021 (1)	5,213,730	617,225	$233	$494,389	(478,465)	$(13,443)	$(32,108)	$(405,924)	$43,147
Fractional shares paid out related to the reverse stock split	—	—	—	(1)	—	—	—	—	(1)
Reduction of shares at par value related to the reverse stock split	—	—	(175)	175	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,482)	(1,482)
Other comprehensive income	—	—	—	—	—	—	360	—	360
Conversion of Series B to Series A	2,010	(2,010)	—	—	—	—	—	—	—
Dividends declared ($0.16 per share) (1)	—	—	—	—	—	—	—	(856)	(856)
Balance at June 30, 2021	5,215,740	615,215	$58	$494,563	(478,465)	$(13,443)	$(31,748)	$(408,262)	$41,168

(1)Share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. See Note 1 – Basis of Presentation and Recently Issued Accounting Standards for additional information.

.

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 6

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands (unaudited)	2021	2020
Operating Activities
Net loss	$(4,247)	$(5,035)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,173	3,695
Net periodic pension and other post-employment benefit	(2,070)	(2,307)
Bad debt expense	107	683
Deferred income taxes	(18)	28
Gain on sale/disposal of assets, net	(1)	(5)
Loss on investment related activity	—	18
Changes in working capital and other operating assets and liabilities:
Accounts receivable	1,870	4,364
Inventories, prepaids and other current assets	(339)	(3,873)
Other assets	396	3
Accounts payable	(1,138)	(1,200)
Compensation and benefit obligations	(342)	(1,674)
Other accrued expenses	763	1,061
Contract liabilities	241	1,914
Other post-employment benefits	(40)	(35)
Net cash used for operating activities	(2,645)	(2,363)
Investing Activities
Purchases of assets	(263)	(532)
Sales of assets	1	5
Note payment received for asset sales	375	—
Net cash provided by (used for) investing activities	113	(527)
Financing Activities
Dividends paid	(1,712)	(3,426)
Fractional share payments related to the reverse stock split	(1)	—
Net cash used for financing activities	(1,713)	(3,426)
Net decrease in cash and cash equivalents	(4,245)	(6,316)
Cash and cash equivalents, beginning of period	42,015	48,626
Cash and cash equivalents, end of period	$37,770	$42,310

Supplemental Disclosures
Income tax paid, net (refund)	$693	$(164)
Noncash investing and financing activities:
Dividends payable	856	856
Note receivable for asset sales	—	375

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 7

DallasNews Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1: Basis of Presentation and Recently Issued Accounting Standards

Description of Business.    DallasNews Corporation, formerly A. H. Belo Corporation, and its subsidiaries are referred to collectively herein as “DallasNews” or the “Company.” The Company, headquartered in Dallas, Texas, is the leading local news and information publishing company in Texas. The Company has a growing presence in emerging media and digital marketing, and maintains capabilities related to commercial printing, distribution and direct mail. DallasNews delivers news and information in innovative ways to a broad range of audiences with diverse interests and lifestyles.

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

Name Change and Stock Exchange Listing. The Company transferred its stock exchange listing from the New York Stock Exchange (“NYSE”) to The Nasdaq Stock Market LLC (“Nasdaq”) and changed its corporate name to DallasNews Corporation. The listing and trading of the Company’s Series A common stock on the NYSE ceased trading at market close on June 28, 2021, and began trading on Nasdaq at market open on June 29, 2021, under the ticker symbol “DALN.”

Reverse Stock Split.    On May 13, 2021, at the Company’s 2021 annual meeting of shareholders, its shareholders approved a reverse stock split at a ratio of not less than one-for-three and not more than one-for-five, with the exact ratio to be determined by the Company’s board of directors. Following the annual meeting, the Company’s board of directors approved a one-for-four reverse stock split of its issued, outstanding and treasury shares of common stock, par value $0.01 per share, which became effective June 8, 2021. As a result, every four shares of the Company’s issued and outstanding Series A common stock and Series B common stock (and any such shares held in treasury) were converted into one share of Series A common stock and Series B common stock, respectively. No fractional shares were issued in connection with the reverse stock split. The par value of the Series A and Series B common stock was not adjusted as a result of the reverse stock split and the Company reclassified an amount equal to the reduction in the number of Company shares at par value to additional paid-in capital. All issued and outstanding Series A and Series B common stock and per share amounts in the interim consolidated financial statements and footnotes included herein have been retroactively adjusted to reflect this reverse stock split for all periods presented. Share amounts retroactively adjusted to reflect the reverse stock split exclude 90 fractional shares of Series A common stock and 26 fractional shares of Series B common stock, which were settled in cash.

COVID-19 Pandemic.    The COVID-19 pandemic that began in January 2020, resulted in increased travel restrictions, and disruption and shutdown of businesses. The pandemic and any preventative or protective actions that the Company has taken and may continue to take, or may be imposed on the Company by governmental intervention, in respect of the pandemic may result in a period of disruption to the Company’s financial reporting capabilities, its printing operations, and its operations generally. COVID-19 is impacting, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in additional loss of advertising revenue or supply chain disruption. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for employees, including the temporary closure of some of the Company’s offices and having employees work remotely. Employees, including financial reporting staff, have been working remotely since on or about March 10, 2020, even as the stay-at-home orders were lifted in Texas. If the pandemic were to affect a significant number of the workforce employed in printing operations, the Company may experience delays or be unable to produce, print and deliver its publications and other third-party print publications on a timely basis. The extent to which the pandemic impacts the Company’s results will depend on future developments, which are highly uncertain and include the actions taken by governments and private businesses in response to the pandemic. The COVID-19 pandemic is likely to continue to have an adverse impact on the Company’s business, results of operations and financial condition at least for the near term. The Company continues to evaluate the future material impacts on its consolidated financial statements that may result from the actions taken by the Company and its customers in respect of the pandemic.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 8

Media was designated an essential business, therefore the Company’s operations continued throughout the pandemic. The Company is experiencing an increase in digital subscriptions, which currently does not offset the loss of advertising revenue. On April 6, 2020, the Company announced that it was taking several actions in response to the financial impact of COVID-19. The Company reduced operating and capital expenditures, and lowered the quarterly dividend rate per share. Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation was reduced and the board was reduced in size by two. In addition, employees’ base compensation was reduced Company-wide, and the annual bonus tied to financial metrics for eligible employees was not achieved. In August 2020, the Company began to restore base salaries and by October, the Company restored base salaries prospectively for all employees, with the exception of the executive officers that report to the Chief Executive Officer. The executive officers’ base salaries were restored effective January 1, 2021.

Beginning in June 2021, the Company allowed its employees to return to the office on a voluntary basis with the goal of all employees returning to the office by the end of the third quarter.

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

Property, Plant and Equipment.    As of June 30, 2021, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there was no significant decrease in the market value of the long-lived assets or significant change in the extent or manner in which the asset group is being used or in its physical condition as of June 30, 2021, and there was no significant adverse change in legal factors or in the business climate during the period that could affect the value of the asset group. Based upon the review of indicators, the Company believes its long-lived assets continue to be recoverable based upon the estimate of the expected undiscounted cash flows, including the cash flows from ultimate disposition of the assets of the asset group.

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

DallasNews Corporation Second Quarter 2021 on Form 10-Q 9

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

The table below sets forth revenue disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Advertising and Marketing Services
Print advertising	$12,265	$8,891	$23,491	$21,690
Digital advertising and marketing services	6,336	6,700	11,879	13,228
Total	$18,601	$15,591	$35,370	$34,918

Circulation
Print circulation	$13,818	$14,229	$27,794	$29,246
Digital circulation	2,275	1,494	4,321	2,891
Total	$16,093	$15,723	$32,115	$32,137

Printing, Distribution and Other	$3,974	$4,101	$7,998	$8,703

Total Revenue	$38,668	$35,415	$75,483	$75,758

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

DallasNews Corporation Second Quarter 2021 on Form 10-Q 10

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

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three and six months ended June 30, 2021, the Company recognized $2,791 and $9,990, respectively, of revenue that was included in the contract liabilities balance as of December 31, 2020. The Company typically recognizes deferred revenue within 1 to 12 months.

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

DallasNews Corporation Second Quarter 2021 on Form 10-Q 11

The Company subleases office space to the Denton Publishing Company and, beginning in the fourth quarter of 2020, office space in Dallas, Texas both with a remaining lease term of approximately two years. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of June 30, 2021, sublease income is expected to approximate $420 for the remainder of 2021, $640 in 2022, and $320 in 2023.

As of June 30, 2021, the Company did not have any significant operating leases that have not yet commenced.

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	June 30, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets	$19,112	$20,406

Liabilities
Operating
Current	Other accrued expense	$2,356	$2,306
Noncurrent	Long-term operating lease liabilities	20,527	21,890
Total lease liabilities		$22,883	$24,196

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		10.4	10.6
Weighted average discount rate (%)		7.4	7.4

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease Cost
Operating lease cost	$1,076	$1,073	$2,151	$2,119
Short-term lease cost	(4)	9	—	13
Variable lease cost	145	148	324	286
Sublease income	(248)	(178)	(485)	(373)
Total lease cost	$969	$1,052	$1,990	$2,045

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities			$2,161	$2,052
Right-of-use assets obtained in exchange for operating lease liabilities			—	1,540

The table below sets forth the remaining maturities of the Company’s lease liabilities as of June 30, 2021.

Years Ending December 31,	Operating Leases
2021	$1,812
2022	4,232
2023	3,325
2024	2,467
2025	2,430
Thereafter	19,691
Total lease payments	33,957
Less: imputed interest	11,074
Total lease liabilities	$22,883

DallasNews Corporation Second Quarter 2021 on Form 10-Q 12

Note 4: Intangible Assets

The table below sets forth intangible assets as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
	2021	2020
Intangible Assets
Cost	$2,030	$2,030
Accumulated Amortization	(2,030)	(1,966)
Net Carrying Value	$—	$64

The intangible assets included $1,520 of developed technology with an estimated useful life of five years, fully amortized in 2019, and $510 of customer relationships with estimated useful lives of two years, fully amortized in the first quarter of 2021. Aggregate amortization expense was $0 and $64 for the three months ended June 30, 2021 and 2020, respectively, and $64 and $128 for the six months ended June 30, 2021 and 2020, respectively.

Note 5: Income Taxes

The Company calculated the income tax provision (benefit) for the 2021 and 2020 interim periods using an estimated annual effective tax rate based on its expected annual loss before income taxes, adjusted for permanent differences, which it applied to the year-to-date loss before income taxes and specific events that are discretely recognized as they occur.

The Company recognized income tax provision (benefit) of $83 and $367 for the three months ended June 30, 2021 and 2020, respectively, and $402 and $(1,420) for the six months ended June 30, 2021 and 2020, respectively. Effective income tax rates were (10.5) percent and 22.0 percent for the six months ended June 30, 2021 and 2020, respectively. The income tax provision for the three and six months ended June 30, 2021, was due to the effect of the Texas margin tax. The Company expects it is reasonably possible to recognize a tax benefit of approximately $2,575 within the next three months from the release of a federal uncertain tax reserve, due to the statute lapsing in August 2021.

The income tax provision for the three months ended June 30, 2020, was due to the Texas margin tax. The income tax benefit for the six months ended June 30, 2020, was due to the recognition of the 2018 net operating loss carryback permitted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), partially offset by the effect of the Texas margin tax.

In response to COVID-19, the CARES Act was signed into law in March 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company has benefited from the temporary five year net operating loss carryback provision and the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100 percent tax bonus depreciation. Applying the technical correction to 2018 resulted in reporting additional tax depreciation of $1,017 and increased the 2018 net operating loss to approximately $6,829. The loss was carried back against 2014 taxes paid at the federal statutory rate of 35 percent that was previously in effect, resulting in a cash refund of $2,425, including interest, received in October 2020. The Company also applied the technical correction for qualified leasehold improvements to the 2019 and 2020 tax years, the results of which were reflected in the deferred tax assets and liabilities as of December 31, 2020. The Company will continue to apply the applicable bonus depreciation laws to all future qualified assets.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 13

The Consolidated Appropriations Act, 2021, which includes the COVID-related Tax Relief Act of 2020 and the Taxpayer Certainty and Disaster Tax Relief Act of 2020, was passed and signed into law the last week of 2020. Among others, the provisions in this act included items such as guidance on expenses associated with forgiven Paycheck Protection Program loans, business meals deductions, individual tax rebates and unemployment benefits. The Company did not avail itself of any of the items contained in this act.

In addition, the American Rescue Plan Act of 2021 (the “ARP”), was passed and signed into law on March 11, 2021, and was designed to speed up the United States’ economic recovery. The ARP contains many provisions, including direct cash payments to eligible taxpayers below specified income limits, extended unemployment insurance benefits, additional relief designed to prevent layoffs and business closures at small businesses, and pension relief provisions. The pension relief provisions include extending the interest rate relief passed in previous years, permanently adding a floor to funding interest rates, and permanently changing the amortization period for pension underfunding from 7 to 15 years. All provisions are required to be effective for plan years beginning in 2022, but plan sponsors can elect certain provisions to apply to plan years beginning as early as 2019. The Company will likely benefit from the pension relief provisions, but the Company is still evaluating the provisions until the IRS guidance is finalized.

Note 6: Pension and Other Retirement Plans

Defined Benefit Plans. The Company sponsors the DallasNews Corporation Pension Plans, formerly the A. H. Belo Pension Plans, (the “Pension Plans”), which provide benefits to approximately 1,400 current and former employees of the Company. DallasNews Pension Plan I provides benefits to certain current and former employees primarily employed with The Dallas Morning News or the DallasNews corporate offices. DallasNews Pension Plan II provides benefits to certain former employees of The Providence Journal Company. This obligation was retained by the Company upon the sale of the newspaper operations of The Providence Journal. No additional benefits are accruing under the DallasNews Pension Plans, as future benefits were frozen.

No contributions are required to the DallasNews Pension Plans in 2021 under the applicable tax and labor laws governing pension plan funding.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$1,174	$1,559	$2,348	$3,118
Expected return on plans' assets	(2,575)	(2,940)	(5,149)	(5,881)
Amortization of actuarial loss	361	220	722	440
Net periodic pension benefit	$(1,040)	$(1,161)	$(2,079)	$(2,323)

Defined Contribution Plans. The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. Aggregate expense for matching contributions to the Savings Plan was $173 and $183 for the three months ended June 30, 2021 and 2020, respectively, and $393 and $403 for the six months ended June 30, 2021 and 2020, respectively.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 14

Note 7: Shareholders’ Equity

Reverse Stock Split.    The Company’s board of directors approved a one-for-four reverse stock split of its issued, outstanding and treasury shares of common stock, par value $0.01 per share, which became effective June 8, 2021. All share information and balances have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. See Note 1 – Basis of Presentation and Recently Issued Accounting Standards for additional information.

Dividends. On May 13, 2021, the Company’s board of directors declared a $0.16 per share dividend, proportionately adjusted for the reverse stock split, to shareholders of record as of the close of business on August 13, 2021, which is payable on September 3, 2021.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,737,275 and 615,215, respectively, net of treasury shares at June 30, 2021. At December 31, 2020, the Company had Series A and Series B common stock outstanding of 4,735,245 and 617,245, respectively, net of treasury shares.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss consists of actuarial gains and losses attributable to the DallasNews Pension Plans, gains and losses resulting from Pension Plans’ amendments and other actuarial experience attributable to other post-employment benefit (“OPEB”) plans. The Company records amortization of the components of accumulated other comprehensive loss in other income, net in its Consolidated Statements of Operations. Gains and losses are amortized over the weighted average remaining life expectancy of the OPEB plans and Pension Plans’ participants.

The tables below set forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Three Months Ended June 30,
	2021			2020
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,108)	$(32,210)	$102	$(32,075)	$(32,223)	$148
Amortization	360	361	(1)	219	220	(1)
Balance, end of period	$(31,748)	$(31,849)	$101	$(31,856)	$(32,003)	$147

	Six Months Ended June 30,
	2021			2020
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,468)	$(32,571)	$103	$(32,294)	$(32,443)	$149
Amortization	720	722	(2)	438	440	(2)
Balance, end of period	$(31,748)	$(31,849)	$101	$(31,856)	$(32,003)	$147

DallasNews Corporation Second Quarter 2021 on Form 10-Q 15

Note 8: Earnings Per Share

The table below sets forth the net loss available to common shareholders and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings (Numerator)
Net loss available to common shareholders	$(1,482)	$(3,414)	$(4,247)	$(5,035)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted) (1)	5,352,490	5,352,490	5,352,490	5,352,490

Loss Per Share
Basic and diluted (1)	$(0.28)	$(0.64)	$(0.79)	$(0.94)

(1)Share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. See Note 1 – Basis of Presentation and Recently Issued Accounting Standards for additional information.

There were no options or RSUs outstanding as of June 30, 2021 and 2020, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

Note 9: Contingencies

Legal proceedings. From time to time, the Company is involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. Management routinely assesses the likelihood of adverse judgments or outcomes in these matters, as well as the ranges of probable losses to the extent losses are reasonably estimable. Accruals for contingencies are recorded when, in the judgment of management, adverse judgments or outcomes are probable and the financial impact, should an adverse outcome occur, is reasonably estimable. The determination of likely outcomes of litigation matters relates to factors that include, but are not limited to, past experience and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. Predicting the outcome of claims and litigation and estimating related costs and financial exposure involves substantial uncertainties that could cause actual results to vary materially from estimates and accruals. In the opinion of management, liabilities, if any, arising from other currently existing claims against the Company would not have a material adverse effect on DallasNews’ results of operations, liquidity or financial condition.

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

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company and the Purchaser entered into an amendment to the Promissory Note deferring the Purchaser’s interest payment of $195 that was due April 1, 2020, and adding it to a second promissory note (the “Second Promissory Note”). In addition, the Second Promissory Note included a 2019 real property tax reconciliation payment due from the Purchaser under the Purchase and Sale Agreement in the amount of $180. The Second Promissory Note, in the principal amount of $375, was secured by a second lien deed of trust covering the property and due June 30, 2021.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 16

On June 29, 2021, the Company’s board of directors approved a second amendment and extension of the maturity date of the Promissory Note to June 30, 2022 (the “Second Modification Agreement”), effective June 30, 2021. In connection with the Second Modification Agreement, the Purchaser paid the Second Promissory Note in full. The unpaid, original principal balance of the Promissory Note will continue to bear interest at the rate of 4.5 percent, with interest payable quarterly through June 30, 2022, the maturity date of the Promissory Note. The Promissory Note will continue to be secured by a first priority lien on the property.

In the three months ended June 30, 2021 and 2020, the Company recorded $271 and $197, respectively, and $520 and $392 in the six months ended June 30, 2021 and 2020, respectively, of interest income related to the promissory notes, included in other income, net in the Consolidated Statements of Operations.

The Company evaluated the collectability of the note as a result of the Purchaser’s request to extend the maturity date of the Promissory Note and the continuation of the pandemic. Management believes as of June 30, 2021, the Promissory Note is recoverable since the Purchaser is in compliance with the terms, is publicly indicating its intent to develop the property, and management believes that the value of the collateral has not materially changed from the sale date.

The timing in general of commercial development may have been impacted by the pandemic, and thus capital constraints in commercial real estate markets may exist. Management continues to closely monitor the collectability of the Promissory Note and the value of the underlying collateral. Continued economic and other effects of the pandemic could impact the timing of payment or realization of the note.

Notes receivable are recorded net of an allowance for doubtful accounts. Interest income is accrued on the unpaid principal balance, included in accounts receivable in the Consolidated Balance Sheets. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Notes are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2021 and December 31, 2020, there was no allowance recorded for the notes receivable or accrued interest receivable.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

DallasNews Corporation (“DallasNews” or the “Company”) intends for the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect its financial statements. The following information should be read in conjunction with the Company’s consolidated financial statements and related notes filed as part of this report. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

This section and other parts of this Quarterly Report on Form 10-Q contain certain forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. See Forward-Looking Statements of this Quarterly Report for further discussion.

OVERVIEW

DallasNews, formerly A. H. Belo Corporation, headquartered in Dallas, Texas, is the leading local news and information publishing company in Texas. The Company has a growing presence in emerging media and digital marketing, and maintains capabilities related to commercial printing, distribution and direct mail. DallasNews delivers news and information in innovative ways to a broad range of audiences with diverse interests and lifestyles.

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

The Company transferred its stock exchange listing from the New York Stock Exchange (“NYSE”) to The Nasdaq Stock Market LLC (“Nasdaq”) and changed its corporate name to DallasNews Corporation. The listing and trading of the Company’s Series A common stock on the NYSE ceased trading at market close on June 28, 2021, and began trading on Nasdaq at market open on June 29, 2021, under the ticker symbol “DALN.”

On May 13, 2021, at the Company’s 2021 annual meeting of shareholders, its shareholders approved a reverse stock split at a ratio of not less than one-for-three and not more than one-for-five, with the exact ratio to be determined by the Company’s board of directors. Following the annual meeting, the Company’s board of directors approved a one-for-four reverse stock split of its issued, outstanding and treasury shares of common stock, par value $0.01 per share, which became effective June 8, 2021. As a result, every four shares of the Company’s issued and outstanding Series A common stock and Series B common stock (and any such shares held in treasury) were converted into one share of Series A common stock and Series B common stock, respectively. All fractional shares were settled in cash in connection with the reverse stock split. The par value of the Series A and Series B common stock were not adjusted as a result of the reverse stock split and the Company reclassified an amount equal to the reduction in the number of Company shares at par value to additional paid-in capital. All issued and outstanding Series A and Series B common stock and per share amounts in the interim consolidated financial statements and footnotes included herein have been retroactively adjusted to reflect this reverse stock split for all periods presented.

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company and Charter DMN Holdings, LP (the “Purchaser”) entered into an amendment to the two-year seller-financed promissory note of $22,400 (the “Promissory Note”), for the sale of the real estate assets previously used as the Company’s headquarters. The amendment (the “Second Promissory Note”), in the principal amount of $375, included a deferred interest payment of $195 that was due April 1, 2020, and a 2019 real property tax reconciliation payment due from the Purchaser. Subsequently, on June 29, 2021, the Company’s board of directors approved a second amendment and extension of the maturity date of the Promissory Note to June 30, 2022 (the “Second Modification Agreement”), effective June 30, 2021. In connection with the Second Modification Agreement, the Purchaser paid the Second Promissory Note in full. The unpaid, original principal balance of the Promissory Note will continue to bear interest at the rate of 4.5 percent, with interest payable quarterly through June 30, 2022, the maturity date of the Promissory Note. The Promissory Note will continue to be secured by a first priority lien on the property.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 18

The COVID-19 pandemic that began in January 2020, resulted in increased travel restrictions, and disruption and shutdown of businesses. The pandemic and any preventative or protective actions that the Company has taken and may continue to take, or may be imposed on the Company by governmental intervention, in respect of the pandemic may result in a period of disruption to the Company’s financial reporting capabilities, its printing operations, and its operations generally. COVID-19 is impacting, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in additional loss of advertising revenue or supply chain disruption. Media was designated an essential business, therefore the Company’s operations continued throughout the pandemic. While digital subscriptions continue to grow, the Company experienced decreased demand for its print and digital advertising. As a result, beginning in 2020, the Company implemented measures to reduce costs and preserve cash flow. These measures included reduction in the quarterly dividend rate per share, temporary decreases in employee compensation, as well as reductions in discretionary spending. In addition, the Company benefited from tax provisions permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and may benefit from the pension relief provisions under the American Rescue Plan Act of 2021 (the “ARP”). However, these measures do not fully offset the impact of the COVID-19 pandemic on the Company’s business and, as such, the pandemic is likely to continue to have an adverse impact on the Company’s business, results of operations and financial condition at least for the near term. The Company continues to evaluate the future material impacts on its consolidated financial statements that may result from the actions taken by the Company and its customers in respect of the pandemic.

As of June 30, 2021, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there was no significant decrease in the market value of the long-lived assets or significant change in the extent or manner in which the asset group is being used or in its physical condition as of June 30, 2021, and there was no significant adverse change in legal factors or in the business climate during the period that could affect the value of the asset group. Based upon the review of indicators, the Company believes its long-lived assets continue to be recoverable based upon the estimate of the expected undiscounted cash flows, including the cash flows from ultimate disposition of the assets of the asset group.

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for the three and six months ended June 30, 2021 and 2020. Based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment.

The table below sets forth the components of the Company’s operating loss.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	Percentage Change	2020	2021	Percentage Change	2020
Advertising and marketing services	$18,601	19.3%	$15,591	$35,370	1.3%	$34,918
Circulation	16,093	2.4%	15,723	32,115	(0.1)%	32,137
Printing, distribution and other	3,974	(3.1)%	4,101	7,998	(8.1)%	8,703
Total Net Operating Revenue	38,668	9.2%	35,415	75,483	(0.4)%	75,758

Total Operating Costs and Expense	41,680	4.7%	39,793	82,195	(3.2)%	84,896

Operating Loss	$(3,012)	31.2%	$(4,378)	$(6,712)	26.5%	$(9,138)

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

DallasNews Corporation Second Quarter 2021 on Form 10-Q 19

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. In addition, the Company did experience declines resulting from the COVID-19 pandemic beginning late in the first quarter of 2020 and continuing into early 2021; however, the Company is beginning to see improvement in print advertising.

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

Advertising and marketing services revenue

Advertising and marketing services revenue was 48.1 percent and 46.9 percent of total revenue for the three and six months ended June 30, 2021, respectively, and 44.0 percent and 46.1 percent of total revenue for the three and six months ended June 30, 2020, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	Percentage Change	2020	2021	Percentage Change	2020
Print advertising	$12,265	37.9%	$8,891	$23,491	8.3%	$21,690
Digital advertising and marketing services	6,336	(5.4)%	6,700	11,879	(10.2)%	13,228
Advertising and Marketing Services	$18,601	19.3%	$15,591	$35,370	1.3%	$34,918

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. Display and classified print revenue increased $1,703 and $861 in the three and six months ended June 30, 2021, respectively, primarily due to the volume of classified advertisements starting to return to pre-pandemic levels.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue increased $1,671 and $940 in the three and six months ended June 30, 2021, respectively, due to a volume increase in home delivery mail advertising and preprint newspaper inserts which are beginning to recover from the unfavorable impacts resulting from the COVID-19 pandemic.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing management, consulting, creative services, targeted and multi-channel (programmatic) advertising placed on third-party websites, digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, social media management, search optimization, direct mail and the sale of promotional materials. Revenue decreased $364 and $1,349 in the three and six months ended June 30, 2021, respectively, primarily due to a decline in sales of promotional materials related to COVID-19.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 20

Circulation revenue

Circulation revenue was 41.6 percent and 42.5 percent of total revenue for the three and six months ended June 30, 2021, respectively, and 44.4 percent and 42.4 percent of total revenue for the three and six months ended June 30, 2020, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	Percentage Change	2020	2021	Percentage Change	2020
Print circulation	$13,818	(2.9)%	$14,229	$27,794	(5.0)%	$29,246
Digital circulation	2,275	52.3%	1,494	4,321	49.5%	2,891
Circulation	$16,093	2.4%	$15,723	$32,115	(0.1)%	$32,137

Print circulation

Revenue decreased primarily driven by volume declines, partially offset by rate increases. Home delivery revenue decreased $312 or 2.4 percent in the three months ended June 30, 2021, and $891 or 3.4 percent in the six months ended June 30, 2021. Single copy revenue also decreased $99 or 7.6 percent in the three months ended June 30, 2021, and $561 or 18.6 percent in the six months ended June 30, 2021, primarily due to the unfavorable impact of the COVID-19 pandemic on single copy sales.

Digital circulation

Revenue increased in the three and six months ended June 30, 2021, due to an increase in digital-only subscriptions of 21.4 percent when compared to June 30, 2020, reflecting the Company’s continued focus on growing its paid digital memberships and improving the member experience.

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.3 percent and 10.6 percent of total revenue for the three and six months ended June 30, 2021, respectively, and 11.6 percent and 11.5 percent of total revenue for the three and six months ended June 30, 2020, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	Percentage Change	2020	2021	Percentage Change	2020
Printing, Distribution and Other	$3,974	(3.1)%	$4,101	$7,998	(8.1)%	$8,703

Revenue decreased in the three and six months ended June 30, 2021, primarily due to a decline in commercial printing revenue.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 21

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	Percentage Change	2020	2021	Percentage Change	2020
Employee compensation and benefits	$18,116	6.6%	$16,997	$36,063	0.1%	$36,013
Other production, distribution and operating costs	20,151	8.0%	18,659	39,241	(1.0)%	39,651
Newsprint, ink and other supplies	2,378	4.7%	2,271	4,719	(14.9)%	5,542
Depreciation	1,035	(42.6)%	1,802	2,109	(40.9)%	3,567
Amortization	—	(100.0)%	64	64	(50.0)%	128
Gain on sale/disposal of assets, net	—	N/A	—	(1)	80.0%	(5)
Total Operating Costs and Expense	$41,680	4.7%	$39,793	$82,195	(3.2)%	$84,896

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits increased $1,119 in the three months ended June 30, 2021, and remained flat in the six months ended June 30, 2021. Savings from headcount reductions of 45 since June 30, 2020, were offset by voluntary headcount reductions that resulted in $1,382 of severance expense.

Other production, distribution and operating costs – Expense increased $1,492 in the three months ended June 30, 2021, and decreased $410 in the six months ended June 30, 2021, primarily due to increases in advertising and promotional expense, and distribution expense in the second quarter of 2021, offset by expense reductions in outside services.

Newsprint, ink and other supplies – Expense increased $107 in the three months ended June 30, 2021, and decreased $823 in the six months ended June 30, 2021. Savings from reduced newsprint costs associated with lower circulation volumes and the decline in commercial printing was offset by an increase in newsprint prices. Competitive pricing is available under the Company’s paper supply agreement; however, the price of newsprint has been increasing. Newsprint consumption for the three months ended June 30, 2021 and 2020, approximated 2,204 and 2,277 metric tons, respectively, and 4,263 and 4,848 metric tons for the six months ended June 30, 2021 and 2020, respectively.

Depreciation – Expense decreased $767 and $1,458 in the three and six months ended June 30, 2021, respectively, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated and the Company has reduced capital spending.

Amortization – Expense decreased due to all intangible assets being fully amortized in the first quarter of 2021.

Gain on sale/disposal of assets, net –From time to time, the Company will sell disposed assets, primarily production related assets that are no longer in use.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 22

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	Percentage Change	2020	2021	Percentage Change	2020
Other income, net	$1,613	21.2%	$1,331	$2,867	6.9%	$2,683

Income tax provision (benefit)	$83	(77.4)%	$367	$402	128.3%	$(1,420)

Other income, net – Other income, net is primarily comprised of net periodic pension and other post-employment benefit of $1,035 and $2,070 for the three and six months ended June 30, 2021, respectively, and $1,153 and $2,307 for the three and six months ended June 30, 2020, respectively, resulting from a favorable return on pension assets, partially offset by a decrease in the discount rate. Gain (loss) from investments and interest income (expense) are also included in other income, net. In the three months ended June 30, 2021 and 2020, the Company recorded $271 and $197, respectively, and $520 and $392 in the six months ended June 30, 2021 and 2020, respectively, of interest income related to the promissory notes from the sale of the Company’s former headquarters.

Income tax provision (benefit) – The Company recognized income tax provision (benefit) of $83 and $367 for the three months ended June 30, 2021 and 2020, respectively, and $402 and $(1,420) for the six months ended June 30, 2021 and 2020, respectively. Effective income tax rates were (10.5) percent and 22.0 percent for the six months ended June 30, 2021 and 2020, respectively. The income tax provision for the three and six months ended June 30, 2021, was due to the effect of the Texas margin tax. The Company expects it is reasonably possible to recognize a tax benefit of approximately $2,575 within the next three months from the release of a federal uncertain tax reserve, due to the statute lapsing in August 2021.

The income tax provision for the three months ended June 30, 2020, was due to the Texas margin tax. The income tax benefit for the six months ended June 30, 2020, was due to the recognition of the 2018 net operating loss carryback permitted by the CARES Act, partially offset by the effect of the Texas margin tax.

Legal proceedings – From time to time, the Company is involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. Management routinely assesses the likelihood of adverse judgments or outcomes in these matters, as well as the ranges of probable losses to the extent losses are reasonably estimable. Accruals for contingencies are recorded when, in the judgment of management, adverse judgments or outcomes are probable and the financial impact, should an adverse outcome occur, is reasonably estimable. The determination of likely outcomes of litigation matters relates to factors that include, but are not limited to, past experience and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. Predicting the outcome of claims and litigation and estimating related costs and financial exposure involves substantial uncertainties that could cause actual results to vary materially from estimates and accruals. In the opinion of management, liabilities, if any, arising from other currently existing claims against the Company would not have a material adverse effect on DallasNews’ results of operations, liquidity or financial condition.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 23

Liquidity and Capital Resources

The Company’s cash balances as of June 30, 2021 and December 31, 2020, were $37,770 and $42,015, respectively.

The Company intends to hold the majority of existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue is expected to continue to decline in future periods, cash flows and other cost cutting measures are expected to be sufficient to fund operating activities and capital spending of less than $700 over the remainder of the year.

The future approval of dividends is dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. The Company continues to have a board-authorized repurchase authority. However, the agreement to repurchase the Company’s stock expired and was not renewed.

The Company is experiencing an increase in digital subscriptions, which currently does not offset the loss of advertising revenue. On April 6, 2020, the Company announced that it was taking several actions to reduce cash outflow in response to the financial impact of COVID-19. The Company reduced operating expenses, reduced capital expenditures to less than $1,000 in 2020, and lowered the quarterly dividend rate per share. Beginning with the 2020 annual meeting of shareholders, the board of directors’ compensation was reduced and the board was reduced in size by two. In addition, employees’ base compensation was reduced Company-wide, and the annual bonus tied to financial metrics for eligible employees was not achieved. In August 2020, the Company began to restore base salaries and by October, the Company restored base salaries prospectively for all employees, with the exception of the executive officers that report to the Chief Executive Officer. The executive officers’ base salaries were restored effective January 1, 2021.

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

The Consolidated Appropriations Act, 2021, which includes the COVID-related Tax Relief Act of 2020 and the Taxpayer Certainty and Disaster Tax Relief Act of 2020, was passed and signed into law the last week of 2020. Among others, the provisions in this act included items such as guidance on expenses associated with forgiven Paycheck Protection Program loans, business meals deductions, individual tax rebates and unemployment benefits. The Company did not avail itself of any of the items contained in this act.

In addition, the ARP act was passed and signed into law on March 11, 2021, and was designed to speed up the United States’ economic recovery. The ARP contains many provisions, including direct cash payments to eligible taxpayers below specified income limits, extended unemployment insurance benefits, additional relief designed to prevent layoffs and business closures at small businesses, and pension relief provisions. The pension relief provisions include extending the interest rate relief passed in previous years, permanently adding a floor to funding interest rates, and permanently changing the amortization period for pension underfunding from 7 to 15 years. All provisions are required to be effective for plan years beginning in 2022, but plan sponsors can elect certain provisions to apply to plan years beginning as early as 2019. The Company will likely benefit from the pension relief provisions, but the Company is still evaluating the provisions until the IRS guidance is finalized.

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company and Charter DMN Holdings, LP (the “Purchaser”) entered into an amendment to the two-year seller-financed promissory note of $22,400 (the “Promissory Note”), for the sale of the real estate assets previously used as the Company’s headquarters. The amendment (the “Second Promissory Note”), in the principal amount of $375, included a deferred interest payment of $195 that was due April 1, 2020, and a 2019 real property tax reconciliation payment due from the Purchaser. Subsequently, on June 29, 2021, the Company’s board of directors approved a second amendment and extension of the maturity date of the Promissory Note to June 30, 2022 (the “Second Modification Agreement”), effective June 30, 2021. In connection with the Second Modification Agreement, the Purchaser paid the Second Promissory Note in full. The unpaid, original principal balance of the Promissory Note will continue to bear interest at the rate of 4.5 percent, with interest payable quarterly through June 30, 2022, the maturity date of the Promissory Note. The Promissory Note will continue to be secured by a first priority lien on the property.

The Company evaluated the collectability of the note as a result of the Purchaser’s request to extend the maturity date of the Promissory Note and the continuation of the pandemic. Management believes as of June 30, 2021, the Promissory Note is recoverable since the Purchaser is in compliance with the terms, is publicly indicating its intent to develop the property, and management believes that the value of the collateral has not materially changed from the sale date.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 24

The timing in general of commercial development may have been impacted by the pandemic, and thus capital constraints in commercial real estate markets may exist. Management continues to closely monitor the collectability of the Promissory Note and the value of the underlying collateral. Continued economic and other effects of the pandemic could impact the timing of payment or realization of the note.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash used for operating activities for the six months ended June 30, 2021 and 2020, was $2,645 and $2,363, respectively. Cash flows used for operating activities increased by $282 during the six months ended June 30, 2021, when compared to the prior year period, primarily due to changes in working capital and other operating assets and liabilities.

Investing Cash Flows

Net cash provided by (used for) investing activities was $113 and $(527) for the six months ended June 30, 2021 and 2020, respectively. Cash flows from investing activities increased due to cash proceeds of $375 received in the second quarter of 2021 to pay the Second Promissory Note in full as discussed above. Cash flows from investing activities also included $263 and $532 of capital spending in 2021 and 2020, respectively, which continues to be reduced in response to the financial impact of the COVID-19 pandemic.

Financing Cash Flows

Net cash used for financing activities was $1,713 and $3,426 for the six months ended June 30, 2021 and 2020, respectively, primarily attributable to dividend payments.

Financing Arrangements

None.

Contractual Obligations

The Company has contractual obligations for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 3 – Leases for future lease payments by year.

Under the applicable tax and labor laws governing pension plan funding, no contributions to the DallasNews Pension Plans are required in 2021.

On May 13, 2021, the Company’s board of directors declared a $0.16 per share dividend, proportionately adjusted for the reverse stock split, to shareholders of record as of the close of business on August 13, 2021, which is payable on September 3, 2021.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 11, 2021, with the Securities and Exchange Commission (“SEC”).

DallasNews Corporation Second Quarter 2021 on Form 10-Q 25

Critical Accounting Policies and Estimates

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

Forward-Looking Statements

Statements in this communication concerning DallasNews Corporation’s business outlook or future economic performance, revenues, expenses, and other financial and non-financial items that are not historical facts, including statements of the Company’s expectations relating to the reverse stock split, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include the current and future impacts of the COVID-19 pandemic on the Company’s financial reporting capabilities and its operations generally and the potential impact of the pandemic on the Company’s customers, distribution partners, advertisers, production facilities, and third parties, as well as changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; cybersecurity incidents; technology obsolescence; as well as other risks described in the Company’s Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the Securities and Exchange Commission. Among other risks, there can be no guarantee that the board of directors will approve a quarterly dividend in future quarters. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2021, management concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 26

PART II

Item 1. Legal Proceedings

A number of legal proceedings are pending against DallasNews. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on DallasNews’ results of operations, liquidity or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The Company continues to have a board-authorized repurchase authority. However, the agreement to repurchase the Company’s stock expired and was not renewed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 27

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

Certificate of Amendment to Certificate of Formation effective June 8, 2021 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2021 (Securities and Exchange Commission File No. 001-33741))

3.5	*

Certificate of Amendment to Certificate of Formation (changing Company name to DallasNews Corporation) effective June 29, 2021 (Exhibit 3.1 to the Company’s Current Report of Form 8-K filed with the Securities and Exchange Commission on June 30, 2021 (Securities and Exchange Commission File No. 001-33741) (the “June 30, 2021 Form 8-K”))

3.6	*	Certificate of Correction to Certificate of Amendment (Exhibit 3.2 to the June 30, 2021 Form 8-K)
3.7	*	Amended and Restated Bylaws of DallasNews Corporation (Exhibit 3.3 to the June 30, 2021 Form 8-K)
4.1(a)	*	Certain rights of the holders of the Company’s Common Stock set forth in Exhibits 3.1-3.4 above
4.1(b)	*	Description of Capital Stock (Exhibit 4.1 to the July 2, 2018 Form 8-K)
4.2		Specimen Form of Certificate representing shares of the Company’s Series A Common Stock
4.3		Specimen Form of Certificate representing shares of the Company’s Series B Common Stock
10.1	*	Material Contracts
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
* (b) Promissory Note (Interest and Property Tax Reconciliation) effective April 1, 2020 (Exhibit 10.2 to the April 6, 2020 Form 8-K)
* (c) Second Modification Agreement effective June 30, 2021 (Exhibit 10.1 to the June 30, 2021 Form 8-K)

DallasNews Corporation Second Quarter 2021 on Form 10-Q 28

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

(i) Ninth Amendment to the A. H. Belo Savings Plan (changing plan name to DallasNews Savings Plan) effective June 29, 2021
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

			*	(e)

Third Amendment to the A. H. Belo 2017 Incentive Compensation Plan (changing name of plan to the DallasNews 2017 Incentive Compensation Plan) (Exhibit 10.1 to A. H. Belo Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2021 (Securities and Exchange Commission File No. 001-33741))

		~(3)	*

Form of A. H. Belo Cash Long-Term Incentive Compensation Evidence of Grant (for Employee Awards) (Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019 (Securities and Exchange Commission File No. 001-33741))

DallasNews Corporation Second Quarter 2021 on Form 10-Q 29

Exhibit Number	Description
		~(4)	*	A. H. Belo Corporation Change in Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)
			*	(a) Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)
(b) Second Amendment to the A. H. Belo Change in Control Severance Plan (changing plan name to DallasNews Change in Control Severance Plan) effective June 29, 2021
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

DallasNews Corporation Second Quarter 2021 on Form 10-Q 30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

7/26/2021

DALLASNEWS CORPORATION

	By:	/s/	Katy Murray
Katy Murray
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

	Dated:	July 26, 2021

DallasNews Corporation Second Quarter 2021 on Form 10-Q 31

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

DallasNews Corporation Second Quarter 2021 on Form 10-Q 32