Form 10-Q
period 2021-09-30
DallasNews Corp
filed 2021-10-25
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Shares of Common Stock outstanding at October 21, 2021: 5,352,490 shares (consisting of 4,737,280 shares of Series A Common Stock and 615,210 shares of Series B Common Stock).

DALLASNEWS CORPORATION

FORM 10-Q

DallasNews Corporation Third Quarter 2021 on Form 10-Q

PART I

Item 1. Financial Information

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except share and per share amounts (unaudited)	2021	2020	2021	2020
Net Operating Revenue:
Advertising and marketing services	$18,101	$17,474	$53,471	$52,392
Circulation	16,157	16,111	48,272	48,248
Printing, distribution and other	4,053	4,157	12,051	12,860
Total net operating revenue	38,311	37,742	113,794	113,500
Operating Costs and Expense:
Employee compensation and benefits	17,131	16,499	53,194	52,512
Other production, distribution and operating costs	20,041	19,307	59,282	58,958
Newsprint, ink and other supplies	2,439	2,476	7,158	8,018
Depreciation	1,018	1,753	3,127	5,320
Amortization	—	63	64	191
Loss on sale/disposal of assets, net	30	61	29	56
Asset impairments	232	—	232	—
Total operating costs and expense	40,891	40,159	123,086	125,055
Operating loss	(2,580)	(2,417)	(9,292)	(11,555)
Other income, net	1,827	2,095	4,694	4,778
Loss Before Income Taxes	(753)	(322)	(4,598)	(6,777)
Income tax benefit	(2,384)	(224)	(1,982)	(1,644)
Net Income (Loss)	$1,631	$(98)	$(2,616)	$(5,133)

Per Share Basis
Net income (loss)
Basic and diluted (1)	$0.30	$(0.02)	$(0.49)	$(0.96)
Number of common shares used in the per share calculation:
Basic and diluted (1)	5,352,490	5,352,490	5,352,490	5,352,490

(1)Share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. See Note 1 – Basis of Presentation and Recently Issued Accounting Standards for additional information.

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 3

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (unaudited)	2021	2020	2021	2020
Net Income (Loss)	$1,631	$(98)	$(2,616)	$(5,133)
Other Comprehensive Income, Net of Tax:
Amortization of actuarial losses	360	219	1,080	657
Total other comprehensive income, net of tax	360	219	1,080	657
Total Comprehensive Income (Loss)	$1,991	$121	$(1,536)	$(4,476)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 4

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
In thousands, except share amounts (unaudited)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$34,659	$42,015
Accounts receivable (net of allowance of $584 and $712 at September 30, 2021 and December 31, 2020, respectively)	14,249	16,562
Notes receivable	22,400	22,775
Inventories	2,201	1,974
Prepaids and other current assets	5,216	4,780
Total current assets	78,725	88,106
Property, plant and equipment, at cost	312,664	312,532
Less accumulated depreciation	(303,456)	(300,573)
Property, plant and equipment, net	9,208	11,959
Operating lease right-of-use assets	18,219	20,406
Intangible assets, net	—	64
Deferred income taxes, net	102	76
Other assets	2,203	2,604
Total assets	$108,457	$123,215
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,197	$7,759
Accrued compensation and benefits	6,868	5,754
Other accrued expense	5,283	5,075
Contract liabilities	12,139	12,896
Total current liabilities	30,487	31,484
Long-term pension liabilities	14,317	18,520
Long-term operating lease liabilities	19,863	21,890
Other post-employment benefits	1,336	1,372
Other liabilities	151	3,541
Total liabilities	66,154	76,807
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares (1)
Series A: issued 5,215,745 and 5,213,710 shares at September 30, 2021 and December 31, 2020, respectively (1)	52	209
Series B: issued 615,210 and 617,245 shares at September 30, 2021 and December 31, 2020, respectively (1)	6	24
Treasury stock, Series A, at cost; 478,465 shares held at September 30, 2021 and December 31, 2020 (1)	(13,443)	(13,443)
Additional paid-in capital	494,563	494,389
Accumulated other comprehensive loss	(31,388)	(32,468)
Accumulated deficit	(407,487)	(402,303)
Total shareholders’ equity	42,303	46,408
Total liabilities and shareholders’ equity	$108,457	$123,215

(1)Share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. The number of authorized shares of common stock was reduced proportionately. See Note 1 – Basis of Presentation and Recently Issued Accounting Standards for additional information.

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 5

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30, 2021 and 2020
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2019 (1)	5,213,654	617,301	$233	$494,389	(478,465)	$(13,443)	$(32,294)	$(391,148)	$57,737
Net loss	—	—	—	—	—	—	—	(5,133)	(5,133)
Other comprehensive income	—	—	—	—	—	—	657	—	657
Conversion of Series B to Series A (1)	56	(56)	—	—	—	—	—	—	—
Dividends declared ($0.64 per share) (1)	—	—	—	—	—	—	—	(3,425)	(3,425)
Balance at September 30, 2020 (1)	5,213,710	617,245	$233	$494,389	(478,465)	$(13,443)	$(31,637)	$(399,706)	$49,836
Balance at December 31, 2020 (1)	5,213,710	617,245	$233	$494,389	(478,465)	$(13,443)	$(32,468)	$(402,303)	$46,408
Net loss	—	—	—	—	—	—	—	(2,616)	(2,616)
Other comprehensive income	—	—	—	—	—	—	1,080	—	1,080
Conversion of Series B to Series A (1)	2,035	(2,035)	—	—	—	—	—	—	—
Dividends declared ($0.48 per share) (1)	—	—	—	—	—	—	—	(2,568)	(2,568)
Fractional shares paid out related to the reverse stock split	—	—	—	(1)	—	—	—	—	(1)
Reduction of shares at par value related to the reverse stock split	—	—	(175)	175	—	—	—	—	—
Balance at September 30, 2021	5,215,745	615,210	$58	$494,563	(478,465)	$(13,443)	$(31,388)	$(407,487)	$42,303

	Three Months Ended September 30, 2021 and 2020
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2020 (1)	5,213,710	617,245	$233	$494,389	(478,465)	$(13,443)	$(31,856)	$(398,752)	$50,571
Net loss	—	—	—	—	—	—	—	(98)	(98)
Other comprehensive income	—	—	—	—	—	—	219	—	219
Dividends declared ($0.16 per share) (1)	—	—	—	—	—	—	—	(856)	(856)
Balance at September 30, 2020 (1)	5,213,710	617,245	$233	$494,389	(478,465)	$(13,443)	$(31,637)	$(399,706)	$49,836
Balance at June 30, 2021	5,215,740	615,215	$58	$494,563	(478,465)	$(13,443)	$(31,748)	$(408,262)	$41,168
Net income	—	—	—	—	—	—	—	1,631	1,631
Other comprehensive income	—	—	—	—	—	—	360	—	360
Conversion of Series B to Series A	5	(5)	—	—	—	—	—	—	—
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	(856)	(856)
Balance at September 30, 2021	5,215,745	615,210	$58	$494,563	(478,465)	$(13,443)	$(31,388)	$(407,487)	$42,303

(1)Share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. See Note 1 – Basis of Presentation and Recently Issued Accounting Standards for additional information.

.

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 6

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In thousands (unaudited)	2021	2020
Operating Activities
Net loss	$(2,616)	$(5,133)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,191	5,511
Net periodic pension and other post-employment benefit	(3,105)	(3,461)
Bad debt expense	106	490
Deferred income taxes	(26)	23
Loss on sale/disposal of assets, net	29	56
Gain on investment related activity	—	(732)
Changes in working capital and other operating assets and liabilities:
Accounts receivable	2,207	2,402
Inventories, prepaids and other current assets	(663)	(2,669)
Other assets	401	1,022
Accounts payable	(1,562)	(311)
Compensation and benefit obligations	1,114	(572)
Other accrued expenses	(2,905)	(615)
Contract liabilities	(757)	2,762
Other post-employment benefits	(54)	(53)
Net cash used for operating activities	(4,640)	(1,280)
Investing Activities
Purchases of assets	(523)	(645)
Sales of assets	1	5
Proceeds from sale of investment	—	750
Note payment received for asset sales	375	—
Net cash provided by (used for) investing activities	(147)	110
Financing Activities
Dividends paid	(2,568)	(4,282)
Fractional share payments related to the reverse stock split	(1)	—
Net cash used for financing activities	(2,569)	(4,282)
Net decrease in cash and cash equivalents	(7,356)	(5,452)
Cash and cash equivalents, beginning of period	42,015	48,626
Cash and cash equivalents, end of period	$34,659	$43,174

Supplemental Disclosures
Income tax paid, net	$693	$751
Noncash investing and financing activities:
Dividends payable	856	856
Note receivable for asset sales	—	375

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 7

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

DallasNews Corporation Third Quarter 2021 on Form 10-Q 8

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

Beginning in June 2021, the Company allowed its employees to return to the office on a voluntary basis. Management continues to review the plan for all employees to return to the office.

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

Investments.    In September 2020, the Company’s shares of eSite Analytics, Inc. (“eSite”) were repurchased by eSite for $750, recognized in other income, net in the Consolidated Statements of Operations. The Company no longer has any investment in or influence over the business.

Property, Plant and Equipment.    As of September 30, 2021, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there was no significant decrease in the market value of the long-lived assets or significant change in the extent or manner in which the asset group is being used or in its physical condition as of September 30, 2021, and there was no significant adverse change in legal factors or in the business climate during the period that could affect the value of the asset group. Based upon the review of indicators, the Company did not identify any events or changes in circumstances that indicate the carrying amount of long-lived assets may not be recoverable. See Note 3 – Leases for information on right-of-use asset impairment occurring during the period.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 9

New Accounting Pronouncements. The Financial Accounting Standards Board (“FASB”) issued the following accounting pronouncements and guidance, which may be applicable to the Company but have not yet become effective.

In June 2016, the FASB issued Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance will be effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

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

The table below sets forth revenue disaggregated by revenue source.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Advertising and Marketing Services
Print advertising	$11,236	$11,529	$34,727	$33,219
Digital advertising and marketing services	6,865	5,945	18,744	19,173
Total	$18,101	$17,474	$53,471	$52,392

Circulation
Print circulation	$13,661	$14,360	$41,455	$43,606
Digital circulation	2,496	1,751	6,817	4,642
Total	$16,157	$16,111	$48,272	$48,248

Printing, Distribution and Other	$4,053	$4,157	$12,051	$12,860

Total Revenue	$38,311	$37,742	$113,794	$113,500

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

DallasNews Corporation Third Quarter 2021 on Form 10-Q 10

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

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three and nine months ended September 30, 2021, the Company recognized $1,195 and $11,185, respectively, of revenue that was included in the contract liabilities balance as of December 31, 2020. The Company typically recognizes deferred revenue within 1 to 12 months.

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

DallasNews Corporation Third Quarter 2021 on Form 10-Q 11

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

The Company subleases office space to the Denton Publishing Company and office space in Dallas, Texas, both with a remaining lease term of approximately two years. As a result of the Company subleasing additional office space in Dallas, Texas, beginning in the third quarter of 2021, at a lower rate than the head lease, an asset impairment of $232 was recorded in the third quarter. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of September 30, 2021, sublease income is expected to approximate $310 for the remainder of 2021, $1,070 in 2022, and $540 in 2023.

As of September 30, 2021, the Company had one additional operating lease that will commence on November 1, 2021, with a lease term of one year, resulting in an additional right-of-use asset and liability of approximately $90 that will be recorded in the fourth quarter of 2021.

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	September 30, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets	$18,219	$20,406

Liabilities
Operating
Current	Other accrued expense	$2,423	$2,306
Noncurrent	Long-term operating lease liabilities	19,863	21,890
Total lease liabilities		$22,286	$24,196

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		10.3	10.6
Weighted average discount rate (%)		7.5	7.4

DallasNews Corporation Third Quarter 2021 on Form 10-Q 12

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease Cost
Operating lease cost	$1,075	$1,073	$3,226	$3,192
Short-term lease cost	—	—	—	13
Variable lease cost	194	140	518	426
Sublease income	(256)	(191)	(741)	(564)
Total lease cost	$1,013	$1,022	$3,003	$3,067

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities			$3,249	$3,091
Right-of-use assets obtained in exchange for operating lease liabilities			—	1,789

The table below sets forth the remaining maturities of the Company’s lease liabilities as of September 30, 2021.

Years Ending December 31,	Operating Leases
2021	$801
2022	4,232
2023	3,325
2024	2,467
2025	2,430
Thereafter	19,691
Total lease payments	32,946
Less: imputed interest	10,660
Total lease liabilities	$22,286

Note 4: Intangible Assets

The table below sets forth intangible assets as of September 30, 2021 and December 31, 2020.

	September 30,	December 31,
	2021	2020
Intangible Assets
Cost	$2,030	$2,030
Accumulated Amortization	(2,030)	(1,966)
Net Carrying Value	$—	$64

The intangible assets included $1,520 of developed technology with an estimated useful life of five years, fully amortized in 2019, and $510 of customer relationships with estimated useful lives of two years, fully amortized in the first quarter of 2021. Aggregate amortization expense was $0 and $63 for the three months ended September 30, 2021 and 2020, respectively, and $64 and $191 for the nine months ended September 30, 2021 and 2020, respectively.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 13

Note 5: Income Taxes

The Company calculated the income tax provision (benefit) for the 2021 and 2020 interim periods using an estimated annual effective tax rate based on its expected annual loss before income taxes, adjusted for permanent differences, which it applied to the year-to-date loss before income taxes and specific events that are discretely recognized as they occur.

The Company recognized income tax benefit of $2,384 and $224 for the three months ended September 30, 2021 and 2020, respectively, and $1,982 and $1,644 for the nine months ended September 30, 2021 and 2020, respectively. Effective income tax rates were 43.1 percent and 24.3 percent for the nine months ended September 30, 2021 and 2020, respectively. The income tax benefit for the three and nine months ended September 30, 2021, was due to the release of $2,575, included in other liabilities, for a federal uncertain tax reserve resulting from the statute of limitations lapsing in August 2021, partially offset by the effect of the Texas margin tax. In connection with the release of a federal uncertain tax reserve, the Company released a reserve for interest included in other liabilities and recognized $548 in other income, net in the three months ended September 30, 2021.

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

In addition, the American Rescue Plan Act of 2021 (the “ARP Act”), was passed and signed into law on March 11, 2021, and was designed to speed up the United States’ economic recovery. The ARP Act contains many provisions, including direct cash payments to eligible taxpayers below specified income limits, extended unemployment insurance benefits, additional relief designed to prevent layoffs and business closures at small businesses, and pension relief provisions. The pension relief provisions include extending the interest rate relief passed in previous years, permanently adding a floor to funding interest rates, and permanently changing the amortization period for pension underfunding from 7 to 15 years. All provisions are required to be effective for plan years beginning in 2022, but plan sponsors can elect certain provisions to apply to plan years beginning as early as 2019. The Company expects it will benefit from the shortfall amortization relief provisions and the segment interest rate relief provisions contained in the ARP Act effective for the 2020 plan year.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 14

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest cost	$1,174	$1,559	$3,522	$4,677
Expected return on plans' assets	(2,574)	(2,941)	(7,723)	(8,822)
Amortization of actuarial loss	361	220	1,083	660
Net periodic pension benefit	$(1,039)	$(1,162)	$(3,118)	$(3,485)

Defined Contribution Plans. The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. Aggregate expense for matching contributions to the Savings Plan was $175 and $167 for the three months ended September 30, 2021 and 2020, respectively, and $568 and $570 for the nine months ended September 30, 2021 and 2020, respectively.

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

Dividends. On September 22, 2021, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on November 12, 2021, which is payable on December 3, 2021.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,737,280 and 615,210, respectively, net of treasury shares at September 30, 2021. At December 31, 2020, the Company had Series A and Series B common stock outstanding of 4,735,245 and 617,245, respectively, net of treasury shares.

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

DallasNews Corporation Third Quarter 2021 on Form 10-Q 15

The tables below set forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Three Months Ended September 30,
	2021			2020
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(31,748)	$(31,849)	$101	$(31,856)	$(32,003)	$147
Amortization	360	361	(1)	219	220	(1)
Balance, end of period	$(31,388)	$(31,488)	$100	$(31,637)	$(31,783)	$146

	Nine Months Ended September 30,
	2021			2020
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,468)	$(32,571)	$103	$(32,294)	$(32,443)	$149
Amortization	1,080	1,083	(3)	657	660	(3)
Balance, end of period	$(31,388)	$(31,488)	$100	$(31,637)	$(31,783)	$146

Note 8: Earnings Per Share

The table below sets forth the net income (loss) available to common shareholders and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings (Numerator)
Net income (loss) available to common shareholders	$1,631	$(98)	$(2,616)	$(5,133)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted) (1)	5,352,490	5,352,490	5,352,490	5,352,490

Income (Loss) Per Share
Basic and diluted (1)	$0.30	$(0.02)	$(0.49)	$(0.96)

(1)Share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. See Note 1 – Basis of Presentation and Recently Issued Accounting Standards for additional information.

There were no options or RSUs outstanding as of September 30, 2021 and 2020, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

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

DallasNews Corporation Third Quarter 2021 on Form 10-Q 16

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

In the three months ended September 30, 2021 and 2020, the Company recorded $254 and $251, respectively, and $774 and $643 in the nine months ended September 30, 2021 and 2020, respectively, of interest income related to the promissory notes, included in other income, net in the Consolidated Statements of Operations.

The Company evaluated the collectability of the note as a result of the Purchaser’s request to extend the maturity date of the Promissory Note and the continuation of the pandemic. Management believes as of September 30, 2021, the Promissory Note is recoverable since the Purchaser is in compliance with the terms, is publicly indicating its intent to develop the property, and management believes that the value of the collateral has not materially changed from the sale date.

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

Notes receivable are recorded net of an allowance for doubtful accounts. Interest income is accrued on the unpaid principal balance, included in accounts receivable in the Consolidated Balance Sheets. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Notes are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2021 and December 31, 2020, there was no allowance recorded for the notes receivable or accrued interest receivable.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 17

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

DallasNews Corporation Third Quarter 2021 on Form 10-Q 18

The COVID-19 pandemic that began in January 2020, resulted in increased travel restrictions, and disruption and shutdown of businesses. The pandemic and any preventative or protective actions that the Company has taken and may continue to take, or may be imposed on the Company by governmental intervention, in respect of the pandemic may result in a period of disruption to the Company’s financial reporting capabilities, its printing operations, and its operations generally. COVID-19 is impacting, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in additional loss of advertising revenue or supply chain disruption. Media was designated an essential business, therefore the Company’s operations continued throughout the pandemic. While digital subscriptions continue to grow, the Company experienced decreased demand for its print and digital advertising. As a result, beginning in 2020, the Company implemented measures to reduce costs and preserve cash flow. These measures included reduction in the quarterly dividend rate per share, temporary decreases in employee compensation, as well as reductions in discretionary spending. In addition, the Company benefited from tax provisions permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and expects to benefit from the pension relief provisions under the American Rescue Plan Act of 2021 (the “ARP Act”). However, these measures do not fully offset the impact of the COVID-19 pandemic on the Company’s business and, as such, the pandemic is likely to continue to have an adverse impact on the Company’s business, results of operations and financial condition at least for the near term. The Company continues to evaluate the future material impacts on its consolidated financial statements that may result from the actions taken by the Company and its customers in respect of the pandemic.

In the third quarter of 2021, the Company recorded a tax benefit of $2,384 and $548 of interest income, primarily due to the release of a federal uncertain tax reserve and related interest resulting from the statute of limitations lapsing in August 2021.

As of September 30, 2021, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there was no significant decrease in the market value of the long-lived assets or significant change in the extent or manner in which the asset group is being used or in its physical condition as of September 30, 2021, and there was no significant adverse change in legal factors or in the business climate during the period that could affect the value of the asset group. Based upon the review of indicators, the Company did not identify any events or changes in circumstances that indicate the carrying amount of long-lived assets may not be recoverable. See Note 3 – Leases for information on right-of-use asset impairment occurring during the period.

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for the three and nine months ended September 30, 2021 and 2020. Based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment.

The table below sets forth the components of the Company’s operating loss.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	Percentage Change	2020	2021	Percentage Change	2020
Advertising and marketing services	$18,101	3.6%	$17,474	$53,471	2.1%	$52,392
Circulation	16,157	0.3%	16,111	48,272	0.0%	48,248
Printing, distribution and other	4,053	(2.5)%	4,157	12,051	(6.3)%	12,860
Total Net Operating Revenue	38,311	1.5%	37,742	113,794	0.3%	113,500

Total Operating Costs and Expense	40,891	1.8%	40,159	123,086	(1.6)%	125,055

Operating Loss	$(2,580)	(6.7)%	$(2,417)	$(9,292)	19.6%	$(11,555)

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

DallasNews Corporation Third Quarter 2021 on Form 10-Q 19

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. In addition, the Company did experience declines resulting from the COVID-19 pandemic beginning late in the first quarter of 2020 and continuing into early 2021; however, the Company is beginning to see improvement in certain advertising revenue streams as discussed below.

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

Advertising and marketing services revenue

Advertising and marketing services revenue was 47.2 percent and 47.0 percent of total revenue for the three and nine months ended September 30, 2021, respectively, and 46.3 percent and 46.2 percent of total revenue for the three and nine months ended September 30, 2020, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	Percentage Change	2020	2021	Percentage Change	2020
Print advertising	$11,236	(2.5)%	$11,529	$34,727	4.5%	$33,219
Digital advertising and marketing services	6,865	15.5%	5,945	18,744	(2.2)%	19,173
Advertising and Marketing Services	$18,101	3.6%	$17,474	$53,471	2.1%	$52,392

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. Display and classified print revenue increased $223 and $1,084 in the three and nine months ended September 30, 2021, respectively, primarily due to the volume of classified advertisements starting to return to pre-pandemic levels.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers and niche publications, or distributed to non-subscribers through the mail. Revenue decreased $516 in the three months ended September 30, 2021, and increased $424 in the nine months ended September 30, 2021, due to a volume increase in preprint newspaper inserts which are beginning to recover from the unfavorable impacts resulting from the COVID-19 pandemic, offset by a decline in home delivery mail advertisements.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing management, consulting, creative services, targeted and multi-channel (programmatic) advertising placed on third-party websites, digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, social media management, search optimization, direct mail and the sale of promotional materials. Revenue increased $920 in the three months ended September 30, 2021, and decreased $429 in the nine months ended September 30, 2021, primarily due to an increase in digital advertisements on dallasnews.com, offset by a decline in sales of promotional materials related to COVID-19.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 20

Circulation revenue

Circulation revenue was 42.2 percent and 42.4 percent of total revenue for the three and nine months ended September 30, 2021, respectively, and 42.7 percent and 42.5 percent of total revenue for the three and nine months ended September 30, 2020, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	Percentage Change	2020	2021	Percentage Change	2020
Print circulation	$13,661	(4.9)%	$14,360	$41,455	(4.9)%	$43,606
Digital circulation	2,496	42.5%	1,751	6,817	46.9%	4,642
Circulation	$16,157	0.3%	$16,111	$48,272	0.0%	$48,248

Print circulation

Revenue decreased primarily driven by volume declines, partially offset by rate increases. Home delivery revenue decreased $600 or 4.6 percent in the three months ended September 30, 2021, and $1,491 or 3.8 percent in the nine months ended September 30, 2021. Single copy revenue also decreased $99 or 7.9 percent in the three months ended September 30, 2021, and $660 or 15.5 percent in the nine months ended September 30, 2021.

Digital circulation

Revenue increased in the three and nine months ended September 30, 2021, due to an increase in digital-only subscriptions of 22.2 percent when compared to September 30, 2020, reflecting the Company’s continued focus on growing its paid digital memberships and improving the member experience.

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.6 percent and 10.6 percent of total revenue for the three and nine months ended September 30, 2021, respectively, and 11.0 percent and 11.3 percent of total revenue for the three and nine months ended September 30, 2020, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	Percentage Change	2020	2021	Percentage Change	2020
Printing, Distribution and Other	$4,053	(2.5)%	$4,157	$12,051	(6.3)%	$12,860

Revenue decreased in the three and nine months ended September 30, 2021, primarily due to a decline in commercial printing revenue.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 21

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	Percentage Change	2020	2021	Percentage Change	2020
Employee compensation and benefits	$17,131	3.8%	$16,499	$53,194	1.3%	$52,512
Other production, distribution and operating costs	20,041	3.8%	19,307	59,282	0.5%	58,958
Newsprint, ink and other supplies	2,439	(1.5)%	2,476	7,158	(10.7)%	8,018
Depreciation	1,018	(41.9)%	1,753	3,127	(41.2)%	5,320
Amortization	—	(100.0)%	63	64	(66.5)%	191
Loss on sale/disposal of assets, net	30	(50.8)%	61	29	(48.2)%	56
Asset impairments	232	N/A	—	232	N/A	—
Total Operating Costs and Expense	$40,891	1.8%	$40,159	$123,086	(1.6)%	$125,055

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits increased $632 and $682 in the three and nine months ended September 30, 2021, respectively, primarily due to medical cost savings in the third quarter of 2020 and restoring employees’ base salaries to pre-pandemic amounts.

Other production, distribution and operating costs – Expense increased $734 and $324 in the three and nine months ended September 30, 2021, respectively, primarily due to an increase in revenue-related outside services expense.

Newsprint, ink and other supplies – Expense decreased $37 and $860 in the three and nine months ended September 30, 2021, respectively, reflecting savings from reduced newsprint costs associated with lower circulation volumes and the decline in commercial printing. Competitive pricing is available under the Company’s paper supply agreement; however, the price of newsprint has been increasing. Newsprint consumption for the three months ended September 30, 2021 and 2020, approximated 2,035 and 2,500 metric tons, respectively, and 6,298 and 7,348 metric tons for the nine months ended September 30, 2021 and 2020, respectively.

Depreciation – Expense decreased $735 and $2,193 in the three and nine months ended September 30, 2021, respectively, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated and the Company has reduced capital spending.

Amortization – Expense decreased due to all intangible assets being fully amortized in the first quarter of 2021.

Loss on sale/disposal of assets, net – In 2021 and 2020, the Company disposed assets that were no longer in use. From time to time, the Company will sell disposed assets, primarily production related assets.

Asset impairments – In the third quarter of 2021, the Company subleased office space in Dallas, Texas at a lower rate than the head lease, and accordingly an asset impairment of $232 was recorded in the third quarter.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 22

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	Percentage Change	2020	2021	Percentage Change	2020
Other income, net	$1,827	(12.8)%	$2,095	$4,694	(1.8)%	$4,778

Income tax benefit	$(2,384)	(964.3)%	$(224)	$(1,982)	(20.6)%	$(1,644)

Other income, net – Other income, net is primarily comprised of net periodic pension and other post-employment benefit of $1,035 and $3,105 for the three and nine months ended September 30, 2021, respectively, and $1,154 and $3,461 for the three and nine months ended September 30, 2020, respectively, resulting from a favorable return on pension assets, partially offset by a decrease in the discount rate.

Interest income (expense) and gain (loss) from investments and are also included in other income, net. In the three months ended September 30, 2021 and 2020, the Company recorded $254 and $251, respectively, and $774 and $643 in the nine months ended September 30, 2021 and 2020, respectively, of interest income related to the promissory notes from the sale of the Company’s former headquarters. In addition, in connection with the release of a federal uncertain tax reserve, the Company recorded $548 of interest income in the three months ended September 30, 2021. In September 2020, the Company’s shares of eSite Analytics, Inc. (“eSite”) were repurchased by eSite for $750, recognized in other income, net.

Income tax benefit – The Company recognized income tax benefit of $2,384 and $224 for the three months ended September 30, 2021 and 2020, respectively, and $1,982 and $1,644 for the nine months ended September 30, 2021 and 2020, respectively. Effective income tax rates were 43.1 percent and 24.3 percent for the nine months ended September 30, 2021 and 2020, respectively. The income tax benefit for the three and nine months ended September 30, 2021, was due to the release of $2,575, included in other liabilities, for a federal uncertain tax reserve resulting from the statute of limitations lapsing in August 2021, partially offset by the effect of the Texas margin tax.

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

DallasNews Corporation Third Quarter 2021 on Form 10-Q 23

Liquidity and Capital Resources

The Company’s cash balances as of September 30, 2021 and December 31, 2020, were $34,659 and $42,015, respectively.

The Company intends to hold the majority of existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue is expected to continue to decline in future periods, cash flows and other expense reduction measures are expected to be sufficient to fund operating activities and capital spending of approximately $500 over the remainder of the year.

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

In addition, the ARP Act was passed and signed into law on March 11, 2021, and was designed to speed up the United States’ economic recovery. The ARP Act contains many provisions, including direct cash payments to eligible taxpayers below specified income limits, extended unemployment insurance benefits, additional relief designed to prevent layoffs and business closures at small businesses, and pension relief provisions. The pension relief provisions include extending the interest rate relief passed in previous years, permanently adding a floor to funding interest rates, and permanently changing the amortization period for pension underfunding from 7 to 15 years. All provisions are required to be effective for plan years beginning in 2022, but plan sponsors can elect certain provisions to apply to plan years beginning as early as 2019. The Company expects it will benefit from the shortfall amortization relief provisions and the segment interest rate relief provisions contained in the ARP Act effective for the 2020 plan year.

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

The Company evaluated the collectability of the note as a result of the Purchaser’s request to extend the maturity date of the Promissory Note and the continuation of the pandemic. Management believes as of September 30, 2021, the Promissory Note is recoverable since the Purchaser is in compliance with the terms, is publicly indicating its intent to develop the property, and management believes that the value of the collateral has not materially changed from the sale date.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 24

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

Operating Cash Flows

Net cash used for operating activities for the nine months ended September 30, 2021 and 2020, was $4,640 and $1,280, respectively. Cash flows used for operating activities increased by $3,360 during the nine months ended September 30, 2021, when compared to the prior year period, primarily due to changes in working capital and other operating assets and liabilities.

Investing Cash Flows

Net cash provided by (used for) investing activities was $(147) and $110 for the nine months ended September 30, 2021 and 2020, respectively. Cash flows from investing activities decreased $257 due to cash proceeds of $750 received in the third quarter of 2020 for the sale of the Company’s eSite shares that were repurchased by eSite, partially offset by $375 received in the second quarter of 2021 to pay the Second Promissory Note in full as discussed above. Cash flows from investing activities also included $523 and $645 of capital spending in 2021 and 2020, respectively, which continues to be reduced in response to the financial impact of the COVID-19 pandemic.

Financing Cash Flows

Net cash used for financing activities was $2,569 and $4,282 for the nine months ended September 30, 2021 and 2020, respectively, primarily attributable to dividend payments. Beginning with the third quarter 2020 dividend, the dividend rate per share was lowered in response to the financial impact of the COVID-19 pandemic as discussed above.

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

On September 22, 2021, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on November 12, 2021, which is payable on December 3, 2021.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 11, 2021, with the Securities and Exchange Commission (“SEC”).

DallasNews Corporation Third Quarter 2021 on Form 10-Q 25

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2021, management concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 26

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 27

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

Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 26, 2021 (Securities and Exchange Commission File No. 001-33741) (the “2nd Quarter 2021 Form 10-Q”))

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2nd Quarter 2021 Form 10-Q)
10.1	*	Material Contracts
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

DallasNews Corporation Third Quarter 2021 on Form 10-Q 28

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

			*	(i) Ninth Amendment to the A. H. Belo Savings Plan (changing plan name to DallasNews Savings Plan) effective June 29, 2021 (Exhibit 10.2(1)(i) to the 2nd Quarter 2021 Form 10-Q)
		~(2)	*	A. H. Belo 2017 Incentive Compensation Plan (Exhibit I to A. H. Belo Corporation’s Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on March 28, 2017)
			*	(a)

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

DallasNews Corporation Third Quarter 2021 on Form 10-Q 29

Exhibit Number	Description
		~(4)	*	A. H. Belo Corporation Change in Control Severance Plan (Exhibit 10.7 to the February 12, 2008 Form 8-K)
			*	(a) Amendment to the A. H. Belo Change in Control Severance Plan dated March 31, 2009 (Exhibit 10.3 to the April 2, 2009 Form 8-K)
			*	(b)

Second Amendment to the A. H. Belo Change in Control Severance Plan (changing plan name to DallasNews Change in Control Severance Plan) effective June 29, 2021 (Exhibit 10.2(4)(b) to the 2nd Quarter 2021 Form 10-Q)

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

DallasNews Corporation Third Quarter 2021 on Form 10-Q 30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLASNEWS CORPORATION

By:	/s/	Katy Murray
Katy Murray
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	October 25, 2021

DallasNews Corporation Third Quarter 2021 on Form 10-Q 31

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

DallasNews Corporation Third Quarter 2021 on Form 10-Q 32