Form 10-K
period 2021-12-31
DallasNews Corp
filed 2022-03-07
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2021, based on the closing price for the registrant’s Series A Common Stock on such date as reported on The Nasdaq Stock Market LLC, was approximately $33,680,672.*

Shares of Common Stock outstanding at March 3, 2022: 5,352,490 shares (consisting of 4,737,580 shares of Series A Common Stock and 614,910 shares of Series B Common Stock).

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as a share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held on May 12, 2022, are incorporated by reference into Parts II and III of this Annual Report.

DallasNews Corporation 2021 Annual Report on Form 10-K

DALLASNEWS CORPORATION

FORM 10-K

DallasNews Corporation 2021 Annual Report on Form 10-K

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K concerning DallasNews Corporation’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, dispositions, impairments, business initiatives, acquisitions, pension plan contributions and obligations, real estate sales, working capital, future financings and other financial and non-financial items that are not historical facts, including statements of the Company’s expectations relating to the reverse stock split, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; cybersecurity incidents; technological obsolescence; and the current and future impacts of the COVID-19 pandemic. Among other risks, there can be no guarantee that the board of directors will approve a quarterly dividend in future quarters. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

All dollar amounts presented herein the Annual Report on Form 10-K, except share and per share amounts, are presented in thousands, unless the context indicates otherwise.

Item 1. Business

DallasNews Corporation, formerly A. H. Belo Corporation, and its subsidiaries are referred to collectively herein as “DallasNews” or the “Company.” DallasNews was formed in February 2008 through a spin-off from its former parent company and is registered on The Nasdaq Stock Market LLC (Nasdaq trading symbol: DALN). DallasNews is the Dallas-based holding company of The Dallas Morning News and Medium Giant.

The Dallas Morning News is Texas' leading daily newspaper with a strong journalistic reputation, intense regional focus and close community ties. More than 12 million people a month read content published in print, online or digitally. The company has won nine Pulitzer Prizes and is the oldest continuously operated business in Texas, dating back to 1842.

In addition, the Company has a full-service agency, Medium Giant, with capabilities including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients.

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

The Company operates The Dallas Morning News (dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences. These operations generate revenue from sales of advertising within the Company’s newspaper and digital platforms, subscriptions and retail sales of its newspapers, commercial printing and distribution services primarily related to national newspapers, and preprint advertising.

The Dallas Morning News’ first edition was published on October 1, 1885. The News is one of the leading metropolitan newspapers in the United States. The newspaper is distributed primarily in Dallas County and five surrounding counties. This coverage area represents one of the most populous and fastest growing metropolitan areas in the country. The News has been awarded nine Pulitzer Prizes for news reporting, editorial writing and photography. The News also publishes Briefing, a newspaper distributed two days per week at no charge to nonsubscribers in select coverage areas, and Al Dia, an award-winning Spanish-language newspaper published on Wednesdays and distributed at no charge to households in select coverage areas. Unless otherwise noted, the financial and operating results of all publications are reported as The Dallas Morning News.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 3

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

In addition to traditional print advertising, the Company has a full-service agency, Medium Giant, with capabilities including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients. Through the full-service capabilities, we are able to offer businesses comprehensive, strategic and creative marketing solutions which allow our clients to connect with their business, their brand and their audiences. The Company has aligned management and its sales teams to provide a cross-functional integrated approach to maximize the development of these businesses. Digital marketing services are provided through the following service offerings:

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

Advertising and Marketing Services Revenue - Advertising and marketing services revenue accounted for approximately 47 percent of total revenue for 2021. The Company has a comprehensive portfolio of print and digital advertising products, which include display, classified, preprint and digital advertising. Display revenue results from sales of advertising space within the Company’s core newspapers and niche publications to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspapers. Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspapers, niche publications, and distributed to publications in other markets, or distributed by mail or third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company’s capabilities allow its advertisers to target preprint distribution selectively at the sub-zip code level in order to optimize coverage for the advertisers’ locations. Preprint advertising also includes other services revenue related to the Company’s niche publications.

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

Circulation Revenue - Circulation revenue accounted for approximately 42 percent of total revenue for 2021 and includes subscriptions and single copy sales related to the Company’s core newspapers in print and digital formats. DallasNews’ steadfast commitment to producing superior, unduplicated local journalism enables the Company’s newspapers to charge premium subscription rates. The Dallas Morning News’ goal is to maximize the amount of recurring revenue from consumers of the Company’s print and digital products. The Company continuously assesses the journalism provided to subscribers and their willingness and ability to pay higher rates by geographic area. Each year since 2008, the Company has implemented effective rate increases to select subscribers or retailers. A digital replica version of The Dallas Morning News is offered for subscribers to purchase if they prefer to consume news through a digital device in a more traditional format. DallasNews’ newspapers and the newspaper industry as a whole are challenged to maintain and grow print circulation volume. To the extent circulation volume declines cannot be offset by rate increases, the Company will realize lower circulation revenue. Circulation volume declines could also result in lower rates and volumes for advertising revenue.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 4

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

Printing, Distribution and Other Revenue - Printing, distribution and other revenue accounted for approximately 11 percent of total revenue for 2021 and includes commercial printing, distribution, and shared mail packaging services. The Company’s commercial printing and distribution services leverage the capacity of its production and distribution assets. The Company believes the incremental revenue from these services allows a greater return from the Company’s operating assets.

Commercial printing and delivery services are provided for certain national newspapers. A shared mail packaging business is operated in Phoenix, Arizona, providing mailed advertisements for business customers.

Raw Materials and Distribution

The basic material used in publishing newspapers is newsprint. The Company has a three-year Paper Supply Agreement, expiring in August 2022, with Gannett Supply Corporation (“Gannett”), a newsprint broker, which will be the Company’s sole supplier of newsprint from designated newsprint suppliers at market-based prices during the term of the agreement, except in certain specified instances. The agreement is renewable for successive one-year terms upon mutual agreement of the parties, and is terminable by either party on 180 days prior written notice. This agreement allows the Company access to multiple mills at competitive pricing. Prior to the Gannett agreement, the Company’s newsprint was obtained through a purchasing consortium. Management believes the Gannett agreement provides adequate sources of newsprint to meet the Company’s current needs. Significant increases in newsprint costs or the Company’s inability to obtain an adequate supply of newsprint in the future could adversely affect its financial condition and results of operations.

During 2021, Company operations consumed 8,405 metric tons of newsprint at an average cost of $572 per metric ton. Consumption of newsprint in 2020 was 9,781 metric tons at an average cost of $549 per metric ton.

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

Competitive Strengths and Challenges

The Company’s strengths include:

•the largest news-gathering operation in North Texas

•the opportunity to build valuable first-party data sets about consumers in North Texas due to the millions of unique visitors who come to the Company’s websites monthly

•the ability to develop innovative new product and service offerings which leverage the Company’s brand equity, existing content, distribution platforms, technologies and relationships

•the ability to provide clients with full-service agency capabilities including strategy, creative, website development, and media management which allow our clients to connect with their business, their brand and their audiences

•sufficient liquidity to allow the Company to invest opportunistically in the Company’s business

•an affluent and educated demographic base in its market centered around one of the fastest growing regions in the country

•the ability to market print or digital products and services to large and targeted audiences at low marginal costs

•a large sales force with knowledge of the marketplaces in which the Company conducts its business, and relationships with current and potential print and digital advertising clients

•the ability to manage operating costs effectively according to market pressures

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 5

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

Because of declining print circulation, the Company has developed broad digital strategies designed to provide readers with multiple platforms for obtaining online access to local news. The Company continues to obtain additional key demographic data from readers, which allows the Company to provide content desired by readers and to modify marketing and distribution strategies to target and reach audiences valued by advertisers. The Company has access to programmatic digital advertising platforms that provide digital ad placement and targeting efficiencies and increases utilization of digital inventory within the Company’s websites. Additionally, in order to optimize owned & operated digital advertising revenue, the Company has adopted a holistic yield management approach powered by real-time bidding technologies and data analysis to ensure the optimal mix of direct sales and programmatic ad sales is achieved.

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

Strategy

DallasNews is committed to producing quality journalism for its communities and providing innovative digital marketing solutions for its customers through its agency capabilities, while creating value for shareholders over the long-term through stock price appreciation and dividends. The Company continuously evaluates its operations and investments against various economic factors to determine the appropriate current strategies.

The Company is committed to maintaining the leading digital and print platforms for delivering news of the highest quality and reliability in the North Texas area, as well as creating and developing innovative print and digital marketing services capabilities that address the needs of clients and advertisers.

The Company seeks to achieve these objectives through the following strategies:

•produce quality local journalism at scale, distributed through digital platforms that improve user engagement and result in increased digital subscriptions and customer retention

•develop new ways to grow advertising dollars on the Company’s digital platforms

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

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 6

Competition

DallasNews’ newspapers, niche publications and related websites primarily serve audiences in the North Texas area. The Company competes for advertising revenue for its newspapers and websites with other print and agency companies. Advertising revenues for the Company’s newspapers and websites are responsive to circulation and traffic volumes, demographics of their subscriber bases, advertising results, rates and customer service. Advertising on digital platforms is highly competitive and largely dominated by large internet companies. As advertisers reallocate marketing expenditures from print to digital channels, the Company believes its strong local brand and its full-service agency, Medium Giant, has capabilities that will allow it to offer exclusive advertising and digital marketing solutions to local businesses on a competitive scale.

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

Seasonality

DallasNews’ advertising revenues are subject to moderate seasonality, with print and digital advertising revenue typically higher in the fourth calendar quarter of each year because of the holiday shopping season. However, print advertising revenue has been adversely impacted by the COVID-19 pandemic. The level of print and digital advertising sales in any period may also be affected by advertisers’ decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand and general economic conditions.

Employees

As of December 31, 2021, the Company had 656 employees of which approximately 19 percent were represented by a labor union, pending contract finalization. The Company is in the process of negotiating an initial collective bargaining agreement and it cannot predict the timing or the outcome of these negotiations.

Available Information

DallasNews maintains its corporate website at dallasnewscorporation.com, which makes available, free of charge, this Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to those reports, as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Operations	Ownership	Location
Corporate and The Dallas Morning News	Leased	Dallas, Texas
Printing facilities	Owned	Plano, Texas
AHC Dallas Properties, LLC (subleased)	Leased	Denton, Texas
Former sales operations (subleased)	Leased	Dallas, Texas
Shared mail packaging office and warehouse	Leased	Phoenix, Arizona

In addition to the properties above, the Company has various leased locations it uses for news reporting and the distribution of the Company’s publications, and it leases property in Tulsa, Oklahoma used for sales operations. As of December 31, 2021, in aggregate, the Company leased facilities for current use consisting of approximately 293,000 square feet and owns property that includes land and a building consisting of approximately 1,258,000 square feet.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 7

Item 3. Legal Proceedings

A number of legal proceedings are pending against DallasNews. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on DallasNews’ results of operations, liquidity or financial condition. DallasNews and its subsidiaries may be subject to litigation, including matters relating to alleged libel or defamation, governmental proceedings and investigations. Adverse determinations in any such matters could require DallasNews to make monetary payments or result in other sanctions or findings that could adversely affect the Company’s business, financial condition and results of operations. Insurance coverage, if any, may not be adequate to cover all costs and/or losses. In some instances, the Company may have a contractual obligation from a third-party to indemnify liabilities related to litigation or governmental investigation, but if the third-party fails to indemnify us, the Company would be responsible for monetary damages.

Item 4. Mine Safety Disclosures

None.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 8

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s authorized common equity consists of 31,250,000 shares of common stock, par value $.01 per share. The Company has two series of common stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Shares of Series B common stock are entitled to 10 votes per share on all matters submitted to a vote of shareholders, and shares of Series A common stock are entitled to one vote per share. Transferability of the Series B common stock is limited to family members and affiliated entities of the holder. Shares of Series B common stock are convertible at any time on a one-for-one basis into shares of Series A common stock and upon a transfer, other than as described above, shares of Series B common stock automatically convert into Series A common stock. Since June 29, 2021, the Company’s Series A common stock has been traded on The Nasdaq Stock Market LLC (Nasdaq trading symbol: DALN). Prior to that time, shares of the Company’s Series A common stock was traded on the New York Stock Exchange (NYSE trading symbol: AHC) and began trading on February 11, 2008. There is no established public trading market for shares of Series B common stock.

The declaration of dividends is subject to the discretion of DallasNews’ board of directors. The determination as to the amount declared and its timing depends on, among other things, DallasNews’ results of operations and financial condition, capital requirements, other contractual restrictions, prospects, applicable law, general economic and business conditions and other future factors that are deemed relevant. The board of directors generally declares dividends during the quarter preceding its stated measurement and payment dates. DallasNews cannot provide any assurance that future dividends will be declared and paid due to the factors discussed in the “Cautionary Statement Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K. The table below sets forth the high and low sales prices reported on The Nasdaq Stock Market LLC for a share of the Company’s common stock and the recorded cash dividends per share declared for the past two years.

	Stock Price			Dividends
	High	Low	Close	Declared (1)
2021
Fourth quarter	$7.60	$6.28	$7.22	$0.16
Third quarter	7.75	6.27	6.81	0.16
Second quarter (2)	9.48	6.51	7.22	0.16
First quarter (2)	12.64	6.09	8.36	0.16

2020
Fourth quarter (2)	$6.40	$5.28	$6.04	$0.16
Third quarter (2)	7.40	5.32	5.64	0.16
Second quarter (2)	8.36	5.16	6.92	0.32
First quarter (2)	12.20	5.81	6.88	0.32

(1)Cash dividends are recorded in the period declared. This table reflects the period the dividends were paid.

(2)Stock prices and dividends declared have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. See Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards for additional information.

The closing price of the Company’s Series A common stock as reported on The Nasdaq Stock Market LLC on March 3, 2022, was $6.44. The approximate number of shareholders of record of the Company’s Series A and Series B common stock at the close of business on March 3, 2022, was 291 and 64, respectively.

Equity Compensation Plan Information

The information set forth under the heading “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders, to be held on May 12, 2022, is incorporated herein by reference.

Sales of Unregistered Securities

During 2021 and 2020, shares of the Company’s Series B common stock in the amounts of 2,335 and 56, respectively, were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption under Section 3(a)(9) of the Securities Act.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

DallasNews intends for the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect its financial statements. The following information should be read in conjunction with the Company’s consolidated financial statements and related notes filed as part of this report. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

This section and other parts of this Annual Report on Form 10-K contain certain forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. See the Cautionary Statement Concerning Forward-Looking Statements of this Annual Report for further discussion.

OVERVIEW

DallasNews Corporation, formerly A. H. Belo Corporation, and its subsidiaries are referred to collectively herein as “DallasNews” or the “Company.” DallasNews was formed in February 2008 through a spin-off from its former parent company and is registered on The Nasdaq Stock Market LLC (Nasdaq trading symbol: DALN). DallasNews is the Dallas-based holding company of The Dallas Morning News and Medium Giant.

The Company operates The Dallas Morning News (dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences. These operations generate revenue from sales of advertising within the Company’s newspaper and digital platforms, subscriptions and retail sales of its newspapers, commercial printing and distribution services primarily related to national newspapers, and preprint advertising.

In addition, the Company has a full-service agency, Medium Giant, with capabilities including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients.

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

On May 13, 2021, at the Company’s 2021 annual meeting of shareholders, its shareholders approved a reverse stock split at a ratio of not less than one-for-three and not more than one-for-five, with the exact ratio to be determined by the Company’s board of directors. Following the annual meeting, the Company’s board of directors approved a one-for-four reverse stock split of its issued, outstanding and treasury shares of common stock, par value $0.01 per share, which became effective June 8, 2021. As a result, every four shares of the Company’s issued and outstanding Series A common stock and Series B common stock (and any such shares held in treasury) were converted into one share of Series A common stock and Series B common stock, respectively. All fractional shares were settled in cash on June 9, 2021, in connection with the reverse stock split. The par value of the Series A and Series B common stock were not adjusted as a result of the reverse stock split and the Company reclassified an amount equal to the reduction in the number of Company shares at par value to additional paid-in capital. All issued and outstanding Series A and Series B common stock and per share amounts in the consolidated financial statements and footnotes included herein have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Beginning in early 2020, the COVID-19 pandemic impacted, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in additional loss of advertising revenue or supply chain disruption. Media was designated an essential business, therefore the Company’s operations have continued throughout the pandemic. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for employees. Employees, including financial reporting staff, have been working remotely since March 2020. Beginning in June 2021, the Company allowed its employees to return to the office on a voluntary basis and currently expects all employees will return to the office in the first quarter of 2022. If the pandemic were to affect a significant number of the workforce employed in printing operations, the Company may experience delays or be unable to produce, print and deliver its publications and other third-party print publications on a timely basis.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 10

In April 2020, the Company implemented measures to reduce costs and preserve cash flow. These measures included reduction in the quarterly dividend rate per share, temporary decreases in employee compensation, as well as reductions in discretionary spending. In addition, the Company benefited from tax provisions permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and benefited from the pension relief provisions under the American Rescue Plan Act of 2021 (the “ARP Act”). However, these measures did not fully offset the impact of the COVID-19 pandemic. The Company continues to evaluate the future material impacts on its consolidated financial statements that may result from the actions taken by the Company and its customers in respect of the pandemic.

Overview of Significant Transactions

Operating results for 2021 reflect relative stability in print advertising and circulation revenue. In addition to the general trends adversely impacting the publishing industry, the Company did experience declines resulting from the COVID-19 pandemic beginning late in the first quarter of 2020 and continuing into early 2021. However, the Company is beginning to see improvement in certain advertising revenue streams, as discussed below, as well as an increase in the Company’s digital-only subscriptions revenue. While the 2021 operating results reflect the recovery from the unfavorable impacts of the pandemic, the Company continues its efforts to diversify revenues through its digital platforms for delivery of news and advertising, grow its paid digital memberships and improve the member experience, and leverage its brand and personnel to enhance its media agency solutions. However, there is no guarantee the Company will be able to generate enough digital revenue or margin to offset the possible future loss of print advertising and circulation revenue and margin.

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company and Charter DMN Holdings, LP (the “Purchaser”) entered into an amendment to the two-year seller-financed promissory note of $22,400 (the “Promissory Note”), for the sale of the real estate assets previously used as the Company’s headquarters. The amendment (the “Second Promissory Note”), in the principal amount of $375, included a deferred interest payment of $195 that was due April 1, 2020, and a 2019 real property tax reconciliation payment due from the Purchaser. Subsequently, on June 29, 2021, the Company’s board of directors approved a second amendment and extension of the maturity date of the Promissory Note to June 30, 2022 (the “Second Modification Agreement”), effective June 30, 2021. In connection with the Second Modification Agreement, the Purchaser paid the Second Promissory Note in full. The unpaid, original principal balance of the Promissory Note will continue to bear interest at the rate of 4.5 percent, with interest payable quarterly through June 30, 2022, the maturity date of the Promissory Note. The Promissory Note continues to be secured by a first priority lien on the property.

In the fourth quarter of 2021 and 2020, the Company sold inactive IP addresses for $1,349 and $744, respectively.

In 2021, the Company recorded a tax benefit of $2,575 and $455 of interest income due to the release of a federal uncertain tax reserve and related interest resulting from the statute of limitations lapsing in August 2021.

During the year ended December 31, 2021, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there was no significant decrease in the market value of the long-lived assets or significant change in the extent or manner in which the asset group is being used or in its physical condition as of December 31, 2021, and there was no significant adverse change in legal factors or in the business climate during the period that could affect the value of the asset group. Based upon the review of indicators, the Company did not identify any events or changes in circumstances that indicate the carrying amount of long-lived assets may not be recoverable. See Note 3 – Leases for information on right-of-use asset impairments occurring in 2021 and 2020.

Quarterly dividends returned $3,425 and $5,139 to shareholders in 2021 and 2020, respectively. On December 2, 2021, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on February 11, 2022, paid on March 4, 2022.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 11

RESULTS OF OPERATIONS

Consolidated Results of Operations

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for 2021 and 2020. Based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment.

The table below sets forth the components of DallasNews’ operating loss.

	Years Ended December 31,
	2021	Percentage Change	2020
Advertising and marketing services	$73,271	1.5%	$72,214
Circulation	64,943	0.0%	64,935
Printing, distribution and other	16,160	(5.8)%	17,150
Total Net Operating Revenue	154,374	0.0%	154,299

Total Operating Costs and Expense	164,324	(3.3)%	169,872

Operating Loss	$(9,950)	36.1%	$(15,573)

Traditionally, the Company’s primary revenues are generated from advertising within its core newspapers, niche publications and related websites and from subscription and single copy sales of its printed newspapers. As a result of competitive and economic conditions, the newspaper industry has faced a significant revenue decline over the past decade. Therefore, the Company has sought to diversify its revenues through development and investment in new product offerings, increased circulation rates and leveraging of its existing assets to offer cost efficient commercial printing and distribution services. The Company continually evaluates the overall performance of its core products to ensure existing assets are deployed adequately to maximize return.

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. In addition, the Company did experience declines resulting from the COVID-19 pandemic beginning late in the first quarter of 2020 and continuing into early 2021; however, the Company is beginning to see improvement in certain advertising revenue streams as discussed below, despite recent supply chain issues impacting advertisers.

In response to the decline in print revenue, the Company has developed agency capabilities, including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients. The Company leverages its news content to improve engagement on the Company’s digital platforms that results in increased digital subscriptions and associated revenue. The Company also continues to diversify its revenue base by leveraging the available capacity of its existing assets to provide print and distribution services for newspapers and other customers requiring these services, by introducing new advertising and marketing services products, and by increasing circulation prices.

Because of declining print circulation, the Company has developed broad digital strategies designed to provide readers with multiple platforms for obtaining online access to local news. The Company continues to obtain additional key demographic data from readers, which allows the Company to provide content desired by readers and to modify marketing and distribution strategies to target and reach audiences valued by advertisers. The Company has access to programmatic digital advertising platforms that provide digital ad placement and targeting efficiencies and increases utilization of digital inventory within the Company’s websites. Additionally, in order to optimize owned & operated digital advertising revenue, the Company has adopted a holistic yield management approach powered by real-time bidding technologies and data analysis to ensure the optimal mix of direct sales and programmatic ad sales is achieved.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 12

Advertising and marketing services revenue

Advertising and marketing services revenue was 47.4 percent and 46.8 percent of total revenue for 2021 and 2020, respectively.

	Years Ended December 31,
	2021	Percentage Change	2020
Print advertising	$47,483	2.5%	$46,318
Digital advertising and marketing services	25,788	(0.4)%	25,896
Advertising and Marketing Services	$73,271	1.5%	$72,214

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display and classified advertising continues to be impacted. In 2021, display and classified print advertising revenue increased $1,318, primarily due to an increase in the volume of classified advertisements and display advertisements related to sports team barter agreements that returned to pre-pandemic levels.

Preprint advertising revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers, niche publications, and distributed to publications in other markets, or distributed to non-subscribers through the mail. Preprint advertising also includes other services revenue related to the Company’s niche publications. In 2021, revenue remained flat, as volume increased in preprint newspaper inserts distributed to publications in other markets, which are beginning to recover from the unfavorable impacts resulting from the COVID-19 pandemic, offset by a decline in other services revenue.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing management, consulting, creative services, targeted and multi-channel (programmatic) advertising placed on third-party websites, digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, social media management, search optimization, direct mail and the sale of promotional materials. In 2021, revenue remained flat, primarily due to an increase in digital advertisements on dallasnews.com, offset by a decline in sales of promotional materials related to COVID-19.

Circulation revenue

Circulation revenue was 42.1 percent and 42.1 percent of total revenue for 2021 and 2020, respectively.

	Years Ended December 31,
	2021	Percentage Change	2020
Print circulation	$55,339	(5.3)%	$58,415
Digital circulation	9,604	47.3%	6,520
Circulation	$64,943	0.0%	$64,935

Print circulation

Revenue decreased in 2021, primarily driven by volume declines, partially offset by rate increases. In 2021, home delivery revenue declined $2,211 or 4.2 percent. The Company ended 2021 with 89,271 print subscriptions, a decrease of 11,494 or 11.4 percent when compared to 100,765 at the end of 2020. Single copy revenue declined $866 or 15.2 percent in 2021.

Digital circulation

Revenue increased in 2021, due to an increase in digital-only subscriptions. The Company ended 2021 with 59,471 digital-only subscriptions, an increase of 10,568 or 21.6 percent when compared to December 31, 2020, reflecting the Company’s continued focus on growing its paid digital memberships and improving the member experience.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 13

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.5 percent and 11.1 percent of total revenue for 2021 and 2020, respectively.

	Years Ended December 31,
	2021	Percentage Change	2020
Printing, Distribution and Other	$16,160	(5.8)%	$17,150

Revenue decreased in 2021, primarily due to a decline in commercial printing and distribution revenue.

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Years Ended December 31,
	2021	Percentage Change	2020
Employee compensation and benefits	$69,078	(3.8)%	$71,772
Other production, distribution and operating costs	81,041	1.3%	80,008
Newsprint, ink and other supplies	9,878	(2.9)%	10,168
Depreciation	4,002	(43.0)%	7,016
Amortization	64	(74.9)%	255
Loss on sale/disposal of assets, net	29	(67.8)%	90
Asset impairments	232	(58.8)%	563
Total Operating Costs and Expense	$164,324	(3.3)%	$169,872

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits decreased $2,694 in 2021, primarily due to headcount reductions within the Company. Savings from headcount reductions of 87 since December 31, 2020, were partially offset by $1,423 of severance expense related to the voluntary severance offer and restoring employees’ base salaries to pre-pandemic amounts.

Other production, distribution and operating costs – Expense increased $1,033 in 2021, primarily due to an increase in advertising and promotional expense related to sports team barter agreements that returned to pre-pandemic levels. Distribution expense also increased due a higher rate and volume of preprint newspaper inserts being distributed to other markets.

Newsprint, ink and other supplies – Expense decreased $290 in 2021, reflecting savings from reduced newsprint costs associated with lower circulation volumes. Competitive pricing is available under the Company’s paper supply agreement; however, the price of newsprint has been increasing. Newsprint consumption approximated 8,405 and 9,781 metric tons in 2021 and 2020, respectively, at an average cost per metric ton of $572 and $549, respectively.

Depreciation – Expense decreased $3,014 in 2021, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated and the Company reduced capital spending.

Amortization – Expense decreased in 2021, due to all intangible assets being fully amortized in the first quarter of 2021

Loss on sale/disposal of assets, net – In 2021 and 2020, the Company disposed assets that were no longer in use. From time to time, the Company will sell disposed assets, primarily production related assets.

Asset impairments – The Company subleased office space in Dallas, Texas, in the third quarter of 2021 and the fourth quarter of 2020, at a lower rate than the head lease. Accordingly right-of-use asset impairments of $232 and $461 were recorded in 2021 and 2020, respectively.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 14

Other

The table below sets forth the other components of the Company’s results of operations.

	Years Ended December 31,
	2021	Percentage Change	2020
Other income, net	$7,332	4.5%	$7,014

Income tax benefit	$(2,151)	(27.5)%	$(1,687)

Other income, net – Other income, net is primarily comprised of net periodic pension and other post-employment benefit, interest income (expense) and gain (loss) from investments. Net periodic pension and other post-employment benefit for the years ended December 31, 2021 and 2020, was $4,141 and $4,627, respectively, resulting from a favorable return on pension assets, partially offset by a decrease in the discount rate.

In the years ended December 31, 2021 and 2020, the Company recorded $1,008 and $897, respectively, of interest income related to the promissory notes from the sale of the Company’s former headquarters. In addition, the Company recorded $455 of interest income in connection with the accounting for unrecognized tax positions, primarily related to the release of a federal uncertain tax reserve in the third quarter of 2021.

In the fourth quarter of 2021 and 2020, the Company sold inactive IP addresses for $1,349 and $744, respectively. In the third quarter of 2020, the Company’s shares of eSite Analytics, Inc. (“eSite”) were repurchased by eSite for $750.

Income tax benefit – A tax benefit of $(2,151) was recorded in 2021. The benefit was primarily due to the release of $2,575, included in other liabilities, for a federal uncertain tax reserve resulting from the statute of limitations lapsing in August 2021, partially offset by the effect of the Texas margin tax.

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

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 15

Critical Accounting Policies and Estimates

DallasNews’ consolidated financial statements reflect the application of accounting policies that require management to make significant estimates and assumptions. The Company believes that the following are the critical accounting policies, estimates and assumptions currently affecting DallasNews’ financial position and results of operations. See the Notes to the Consolidated Financial Statements, Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards, for additional information concerning significant accounting policies.

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

Advertising and Marketing Services

Print advertising is comprised of display, classified and preprint advertising revenue. Display revenue results from sales of advertising space within the Company’s core newspapers and niche publications to local, regional or national businesses with local operations, affiliates or resellers.

Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspapers. Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspapers, niche publications, and distributed to publications in other markets, or distributed by mail or third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company’s capabilities allow its advertisers to target preprint distribution selectively at the sub-zip code level in order to optimize coverage for the advertisers’ locations. Preprint advertising also includes other services revenue related to the Company’s niche publications.

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

For ads placed on certain third-party websites, the Company must evaluate and use judgment to determine whether it is acting as the principal, where revenue is reported on a gross basis, or acting as the agent, where revenue is reported on a net basis. Generally, the Company reports advertising revenue for ads placed on third-party websites on a net basis, meaning the amount recorded to revenue is the amount billed to the customer net of amounts paid to the publisher of the third-party website. The Company is acting as the agent because the publisher controls the advertising inventory. The Company will record certain arrangements gross when it has latitude in establishing price or it determines the placement of the ads as a value added service to the customer.

Circulation

Circulation revenue is generated primarily by selling home delivery, including premium publications, and digital subscriptions, as well as single copy sales to non-subscribers for which revenue is recognized at a point in time when the paper is purchased. Home delivery revenue is recognized over the subscription period based on the days of actual delivery over the total subscription days. Revenue is directly reduced for any non-payment for the grace period of home delivery subscriptions where the Company recorded revenue for newspapers delivered after a subscription expired. Digital-only subscription revenue is recognized over the subscription period based on daily or monthly access to the content in the subscription period. Payment of circulation fees is typically received in advance and deferred over the subscription period. There is little judgment required for valuation or timing of circulation revenue recognition.

Printing, Distribution and Other

Printing, distribution and other revenue is primarily generated from printing and distribution of other newspapers, as well as production of preprinted advertisements for other newspapers. Printing, distribution and other revenue is recognized at a point in time when the product or service is delivered, which requires little judgment to determine.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 16

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

The projected benefit obligations of the DallasNews Pension Plans are estimated using the FTSE Pension Discount Curve, which is based upon a portfolio of high-quality corporate debt securities with maturities that correlate to the expected timing of estimated benefit payments to the Pension Plans’ participants. Future estimated benefit payments are discounted to their present value at the appropriate yield curve spot rate to determine the projected benefit obligation outstanding at each year end. The single equivalent discount rate as of December 31, 2021 was 2.5 percent and 2.1 percent for December 31, 2020. The significant gains and losses related to changes in the projected benefit obligation for 2021 and 2020, were primarily due to the movement in the discount rate and demographic experience.

Interest expense included in net periodic pension benefit is based on the FTSE Pension Discount Curve established at the beginning of the fiscal year. The discount rate for fiscal year 2021 and 2020 interest cost was 2.1 percent and 2.9 percent, respectively.

The Company assumed a 5.5 percent and 6.5 percent long-term return on the Pension Plans’ assets in 2021 and 2020, respectively. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the DallasNews Pension Plans. Investment strategies for the Pension Plans’ assets are based upon factors such as the effective duration of the actuarial liabilities and market risks.

Recent Accounting Standards

See the Notes to the Consolidated Financial Statements, Note 1 - Significant Accounting Policies and Recently Issued Accounting Standards, regarding the impact of certain recent accounting pronouncements.

Liquidity and Capital Resources

The Company’s cash balances as of December 31, 2021 and 2020, were $32,439 and $42,015, respectively. The decrease in the cash balance during 2021 was primarily due to the return of capital to shareholders through dividends and the net loss from operations.

The Company intends to hold the majority of existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue is expected to continue to decline in future periods, cash flows and other expense reduction measures are expected to be sufficient to fund operating activities and capital spending of approximately $1,000 in 2022.

The future approval of dividends is dependent upon available cash after considering future operating and investing requirements and cannot be guaranteed. The Company continues to have a board-authorized repurchase authority. However, the agreement to repurchase the Company’s stock expired and was not renewed.

In April 2020, the Company announced that it was taking several actions to reduce cash outflow in response to the financial impact of COVID-19. The Company reduced operating expenses, reduced capital expenditures to less than $1,000 in 2020, and lowered the quarterly dividend rate per share. In addition, employee compensation was temporary reduced Company-wide. In August 2020, the Company began to restore base salaries and by October, the Company restored base salaries prospectively for all employees, with the exception of the executive officers that report to the Chief Executive Officer. The executive officers’ base salaries were restored effective January 1, 2021.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 17

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

In addition, the ARP Act was passed and signed into law on March 11, 2021, and was designed to speed up the United States’ economic recovery. The ARP Act contains many provisions, including direct cash payments to eligible taxpayers below specified income limits, extended unemployment insurance benefits, additional relief designed to prevent layoffs and business closures at small businesses, and pension relief provisions. The pension relief provisions include extending the interest rate relief passed in previous years, permanently adding a floor to funding interest rates, and permanently changing the amortization period for pension underfunding from 7 to 15 years. All provisions are required to be effective for plan years beginning in 2022, but plan sponsors can elect certain provisions to apply to plan years beginning as early as 2019. The Company benefited from the shortfall amortization relief provisions and the segment interest rate relief provisions contained in the ARP Act effective for the 2020 plan year.

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company and Charter DMN Holdings, LP (the “Purchaser”) entered into an amendment to the two-year seller-financed promissory note of $22,400 (the “Promissory Note”), for the sale of the real estate assets previously used as the Company’s headquarters. The amendment (the “Second Promissory Note”), in the principal amount of $375, included a deferred interest payment of $195 that was due April 1, 2020, and a 2019 real property tax reconciliation payment due from the Purchaser. Subsequently, on June 29, 2021, the Company’s board of directors approved a second amendment and extension of the maturity date of the Promissory Note to June 30, 2022 (the “Second Modification Agreement”), effective June 30, 2021. In connection with the Second Modification Agreement, the Purchaser paid the Second Promissory Note in full. The unpaid, original principal balance of the Promissory Note will continue to bear interest at the rate of 4.5 percent, with interest payable quarterly through June 30, 2022, the maturity date of the Promissory Note. The Promissory Note continues to be secured by a first priority lien on the property.

The Company evaluated the collectability of the note as a result of the Purchaser’s request to extend the maturity date of the Promissory Note and the continuation of the pandemic. Management believes as of December 31, 2021, the Promissory Note is recoverable since the Purchaser is in compliance with the terms, is publicly indicating its intent to develop the property, and management believes that the value of the collateral has not decreased from the sale date. In addition, on January 3, 2022, the Purchaser paid the fourth quarter 2021 interest payment of $254 due under the Second Modification Agreement.

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

The following discusses the changes in cash flows by operating, investing and financing activities in 2021 and 2020.

Operating Cash Flows

Net cash used for operating activities was $5,760 and $1,490 in 2021 and 2020, respectively.

Cash flows from operating activities decreased by $4,270 in 2021, when compared to the prior year period. The decrease was driven primarily by changes in working capital and other operating assets and liabilities, partially offset by an improvement in net loss, which includes the sale of IP addresses for $1,349.

Cash flows from operating activities decreased by $2,695 in 2020, when compared to the prior year period. The decrease was driven primarily by the net loss of $6,872 in 2020, and changes in working capital and other operating assets and liabilities. The 2020 net loss includes the CARES Act refund of $2,425 and the sale of IP addresses for $744.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 18

Investing Cash Flows

Net cash provided by (used for) investing activities was $(390) and $18 in 2021 and 2020, respectively.

Cash flows from investing activities decreased in 2021. The cash proceeds of $375 received in the second quarter of 2021 to pay the Second Promissory Note in full, as discussed above, were offset by the cash proceeds of $750 received in 2020, from the sale of the Company’s eSite shares. Cash flows from investing activities also included $767 and $887 of capital spending in 2021 and 2020, respectively.

Cash flows from investing activities increased in 2020 due to a reduction in capital spending of $1,528 and cash proceeds of $750 from the sale of the Company’s eSite shares that were repurchased by eSite in the third quarter of 2020. The Company reduced its capital spending plan for 2020 in response to the financial impact of COVID-19 as discussed above.

Financing Cash Flows

Net cash used for financing activities was $3,426 and $5,139 in 2021 and 2020, respectively, primarily attributable to dividend payments.

Financing Arrangements

None.

Contractual Obligations

As of December 31, 2021, the Company had contractual obligations, in aggregate, of $14,652 for the next five years and $17,215 thereafter, for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 3 – Leases for future lease payments by year. In addition, the Company had expected purchase obligations of $245 related to capital expenditures.

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

The Company currently does not expect to make contributions to the DallasNews Pension Plans in 2022 and no contributions are required to these plans in 2022 under the applicable tax and labor laws governing pension plan funding.

On December 2, 2021, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on February 11, 2022, paid on March 4, 2022. On March 3, 2022, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on May 13, 2022, which is payable on June 3, 2022.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the Report of Independent Registered Public Accounting Firms, are included herein starting on page 27 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 19

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2021. Based on that evaluation, management concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The management of DallasNews is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, an assessment of the effectiveness of internal control over financial reporting was conducted as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 20

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the headings “DallasNews Corporation Stock Ownership,” “Proposal One: Election of Directors,” “Corporate Governance – Committees of the Board – Audit Committee,” “Corporate Governance – Committees of the Board – Nominating and Corporate Governance Committee,” and “Information About Our Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2022, is incorporated herein by reference.

DallasNews has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, which can be found at the Company’s website, dallasnewscorporation.com. The Company will post any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the SEC or The Nasdaq Stock Market LLC, on the Company’s website. Information on DallasNews’ website is not incorporated by reference into this Annual Report on Form 10-K.

The Company’s board of directors adopted Corporate Governance Guidelines and charters for the Audit, Compensation and Management Development, and Nominating and Corporate Governance Committees of the Board of Directors. These documents can be found at the Company’s website, dallasnewscorporation.com.

Shareholders can also obtain, without charge, printed copies of any of the materials referred to above by contacting the Company at the following address:

DallasNews Corporation

P. O. Box 224866

Dallas, Texas 75222-4866

Attn: Investor Relations

Telephone: (214) 977-7342

Item 11. Executive Compensation

The information set forth under the headings “Corporate Governance – Committees of the Board – Compensation and Management Development Committee,” “Executive Compensation – Summary Compensation Table, – Change in Control Arrangements and Other Agreements Upon Termination of Employment, – Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2021,” “Corporate Governance – “Director Compensation” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2022, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “DallasNews Corporation Stock Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2022, is incorporated herein by reference.

Information regarding the number of shares of common stock authorized for issuance under the Company’s equity compensation plans is included in the Notes to the Consolidated Financial Statements, Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance – Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2022, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2022, is incorporated herein by reference.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 21

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

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 22

Exhibit Number		Description
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

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 23

Exhibit Number	Description
			*	(e)

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

21				Subsidiaries of the Company
23.1				Consent of Grant Thornton LLP
24				Power of Attorney (set forth on the signature page(s) hereof)
31.1				Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2				Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32				Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS			**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH			**	Inline XBRL Taxonomy Extension Schema Document
101.CAL			**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE			**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104			**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLASNEWS CORPORATION

By:	/s/	Robert W. Decherd
Robert W. Decherd
Chairman of the Board, President and
Chief Executive Officer

Dated:	March 7, 2022

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 25

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd	Chairman of the Board, President and Chief Executive Officer	March 7, 2022
Robert W. Decherd

/s/ John A. Beckert	Director	March 7, 2022
John A. Beckert

/s/ Louis E. Caldera	Director	March 7, 2022
Louis E. Caldera

/s/ Ronald D. McCray	Director	March 7, 2022
Ronald D. McCray

/s/ Dunia A. Shive	Director	March 7, 2022
Dunia A. Shive

/s/ Katy Murray	Executive Vice President/	March 7, 2022
Katy Murray	Chief Financial Officer (Principal Financial Officer)

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 26

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

DallasNews Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of DallasNews Corporation (formerly known as A. H. Belo Corporation) (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Dallas, Texas

March 7, 2022

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 27

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
In thousands, except share and per share amounts	2021	2020
Net Operating Revenue:
Advertising and marketing services	$73,271	$72,214
Circulation	64,943	64,935
Printing, distribution and other	16,160	17,150
Total net operating revenue	154,374	154,299
Operating Costs and Expense:
Employee compensation and benefits	69,078	71,772
Other production, distribution and operating costs	81,041	80,008
Newsprint, ink and other supplies	9,878	10,168
Depreciation	4,002	7,016
Amortization	64	255
Loss on sale/disposal of assets, net	29	90
Asset impairments	232	563
Total operating costs and expense	164,324	169,872
Operating loss	(9,950)	(15,573)
Other income, net	7,332	7,014
Loss Before Income Taxes	(2,618)	(8,559)
Income tax benefit	(2,151)	(1,687)
Net Loss	$(467)	$(6,872)

Per Share Basis
Net loss
Basic and diluted (1)	$(0.09)	$(1.28)
Number of common shares used in the per share calculation:
Basic and diluted (1)	5,352,490	5,352,490

(1)Share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. See Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards for additional information.

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 28

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In thousands	2021	2020
Net Loss	$(467)	$(6,872)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	1,440	876
Actuarial losses	(1,378)	(1,050)
Total other comprehensive income (loss), net of tax	62	(174)
Total Comprehensive Loss	$(405)	$(7,046)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 29

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
In thousands, except share amounts	2021	2020
Assets
Current assets:
Cash and cash equivalents	$32,439	$42,015
Accounts receivable (net of allowance of $551 and $712 at December 31, 2021 and 2020, respectively)	16,012	16,562
Notes receivable	22,400	22,775
Inventories	2,192	1,974
Prepaids and other current assets	3,485	4,780
Total current assets	76,528	88,106
Property, plant and equipment, at cost	312,979	312,532
Less accumulated depreciation	(304,157)	(300,573)
Property, plant and equipment, net	8,822	11,959
Operating lease right-of-use assets	17,648	20,406
Intangible assets, net	—	64
Deferred income taxes, net	257	76
Other assets	2,197	2,604
Total assets	$105,452	$123,215
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,821	$7,759
Accrued compensation and benefits	4,932	5,754
Other accrued expense	4,573	5,075
Contract liabilities	10,592	12,896
Total current liabilities	27,918	31,484
Long-term pension liabilities	14,275	18,520
Long-term operating lease liabilities	19,181	21,890
Other post-employment benefits	1,349	1,372
Other liabilities	152	3,541
Total liabilities	62,875	76,807
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares (1)
Series A: issued 5,216,045 and 5,213,710 shares at December 31, 2021 and 2020, respectively (1)	52	209
Series B: issued 614,910 and 617,245 shares at December 31, 2021 and 2020, respectively (1)	6	24
Treasury stock, Series A, at cost; 478,465 shares held at December 31, 2021 and 2020 (1)	(13,443)	(13,443)
Additional paid-in capital	494,563	494,389
Accumulated other comprehensive loss	(32,406)	(32,468)
Accumulated deficit	(406,195)	(402,303)
Total shareholders’ equity	42,577	46,408
Total liabilities and shareholders’ equity	$105,452	$123,215

(1)Share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. The number of authorized shares of common stock was reduced proportionately. See Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards for additional information.

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 30

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Years Ended December 31, 2021 and 2020
	Common Stock				Treasury Stock
In thousands, except share and per share amounts	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2019(1)	5,213,654	617,301	$233	$494,389	(478,465)	$(13,443)	$(32,294)	$(391,148)	$57,737
Net loss	—	—	—	—	—	—	—	(6,872)	(6,872)
Other comprehensive loss	—	—	—	—	—	—	(174)	—	(174)
Conversion of Series B to Series A (1)	56	(56)	—	—	—	—	—	—	—
Dividends declared ($0.80 per share) (1)	—	—	—	—	—	—	—	(4,283)	(4,283)
Balance at December 31, 2020 (1)	5,213,710	617,245	$233	$494,389	(478,465)	$(13,443)	$(32,468)	$(402,303)	$46,408
Net loss	—	—	—	—	—	—	—	(467)	(467)
Other comprehensive income	—	—	—	—	—	—	62	—	62
Conversion of Series B to Series A (1)	2,335	(2,335)	—	—	—	—	—	—	—
Dividends declared ($0.64 per share) (1)	—	—	—	—	—	—	—	(3,425)	(3,425)
Fractional shares paid out related to the reverse stock split	—	—	—	(1)	—	—	—	—	(1)
Reduction of shares at par value related to the reverse stock split	—	—	(175)	175	—	—	—	—	—
Balance at December 31, 2021	5,216,045	614,910	$58	$494,563	(478,465)	$(13,443)	$(32,406)	$(406,195)	$42,577

(1)Share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. See Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards for additional information.

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 31

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2021	2020
Operating Activities
Net loss	$(467)	$(6,872)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,066	7,271
Net periodic pension and other post-employment benefit	(4,141)	(4,627)
Bad debt expense	184	425
Deferred income taxes	(180)	(26)
Provision, interest and penalties for uncertain tax positions	(3,025)	258
Loss on sale/disposal of assets, net	29	90
Asset impairments	232	563
Gain on investment related activity	—	(732)
Changes in working capital and other operating assets and liabilities:
Accounts receivable	366	1,079
Inventories, prepaids and other current assets	1,077	881
Other assets	407	1,026
Accounts payable	62	1,656
Compensation and benefit obligations	(822)	(1,653)
Other accrued expenses	(1,179)	(1,586)
Contract liabilities	(2,304)	798
Other post-employment benefits	(65)	(41)
Net cash used for operating activities	(5,760)	(1,490)
Investing Activities
Purchases of assets	(767)	(887)
Sales of assets	2	155
Proceeds from sale of investment	—	750
Note payment received for asset sales	375	—
Net cash provided by (used for) investing activities	(390)	18
Financing Activities
Dividends paid	(3,425)	(5,139)
Fractional share payments related to the reverse stock split	(1)	—
Net cash used for financing activities	(3,426)	(5,139)
Net decrease in cash and cash equivalents	(9,576)	(6,611)
Cash and cash equivalents, beginning of period	42,015	48,626
Cash and cash equivalents, end of period	$32,439	$42,015

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 32

DallasNews Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1: Significant Accounting Policies and Recently Issued Accounting Standards

Description of Business.   DallasNews Corporation, formerly A. H. Belo Corporation, and its subsidiaries are referred to collectively herein as “DallasNews” or the “Company.” DallasNews was formed in February 2008 through a spin-off from its former parent company and is registered on The Nasdaq Stock Market LLC (Nasdaq trading symbol: DALN). DallasNews is the Dallas-based holding company of The Dallas Morning News and Medium Giant.

The Company operates The Dallas Morning News (dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes, and various niche publications targeting specific audiences. These operations generate revenue from sales of advertising within the Company’s newspaper and digital platforms, subscriptions and retail sales of its newspapers, commercial printing and distribution services primarily related to national newspapers, and preprint advertising.

In addition, the Company has a full-service agency, Medium Giant, with capabilities including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients.

Employees.    As of December 31, 2021, the Company had 656 employees of which approximately 19 percent were represented by a labor union, pending contract finalization. The Company is in the process of negotiating an initial collective bargaining agreement and it cannot predict the timing or the outcome of these negotiations.

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

Reverse Stock Split.    On May 13, 2021, at the Company’s 2021 annual meeting of shareholders, its shareholders approved a reverse stock split at a ratio of not less than one-for-three and not more than one-for-five, with the exact ratio to be determined by the Company’s board of directors. Following the annual meeting, the Company’s board of directors approved a one-for-four reverse stock split of its issued, outstanding and treasury shares of common stock, par value $0.01 per share, which became effective June 8, 2021. As a result, every four shares of the Company’s issued and outstanding Series A common stock and Series B common stock (and any such shares held in treasury) were converted into one share of Series A common stock and Series B common stock, respectively. No fractional shares were issued in connection with the reverse stock split. The par value of the Series A and Series B common stock was not adjusted as a result of the reverse stock split and the Company reclassified an amount equal to the reduction in the number of Company shares at par value to additional paid-in capital. All issued and outstanding Series A and Series B common stock and per share amounts in the consolidated financial statements and footnotes included herein have been retroactively adjusted to reflect this reverse stock split for all periods presented. Share amounts retroactively adjusted to reflect the reverse stock split exclude 90 fractional shares of Series A common stock and 26 fractional shares of Series B common stock, which were settled in cash on June 9, 2021.

COVID-19 Pandemic.     Beginning in early 2020, the COVID-19 pandemic impacted, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in additional loss of advertising revenue or supply chain disruption. Media was designated an essential business, therefore the Company’s operations have continued throughout the pandemic. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for employees. Employees, including financial reporting staff, have been working remotely since March 2020. Beginning in June 2021, the Company allowed its employees to return to the office on a voluntary basis and currently expects all employees will return to the office in the first quarter of 2022. If the pandemic were to affect a significant number of the workforce employed in printing operations, the Company may experience delays or be unable to produce, print and deliver its publications and other third-party print publications on a timely basis.

In April 2020, the Company announced that it was taking several actions in response to the financial impact of COVID-19, including reductions in operating and capital expenditures, a lower quarterly dividend rate per share, and temporary reductions in employee compensation. In August 2020, the Company began to restore base salaries and by October, the Company restored base salaries prospectively for all employees, with the exception of the executive officers that report to the Chief Executive Officer. The executive officers’ base salaries were restored effective January 1, 2021. The Company continues to evaluate the future material impacts on its consolidated financial statement.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 33

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

The COVID-19 pandemic has caused increased uncertainty in management’s estimates and assumptions affecting these consolidated financial statements. Areas where significant estimates are used include valuation allowances for doubtful accounts, fair value measurements, pension plan assets, pension and other post-employment benefit obligation assumptions, income taxes, leases, self-insured liabilities, and assumptions related to long-lived assets impairment review. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

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

Accounts Receivable.   Accounts receivable are reported net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical write-off experience and the Company’s knowledge of the customers’ ability to pay amounts due. Accounts are written-off after all collection efforts fail; generally, after one year has expired. Expense for such uncollectible amounts is included in other production, distribution and operating costs. Credit terms are customary. Bad debt expense for 2021 and 2020 was $184 and $425, respectively. Write-offs, net of recoveries and other adjustments for 2021 and 2020 were $345 and $384, respectively.

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

Notes Receivable.   Notes receivable are recorded net of an allowance for doubtful accounts. Notes receivable are related to the financed portion of the sale of the Company’s former headquarters (see Note 11 – Disposal of Assets). Interest income is accrued on the unpaid principal balance, included in accounts receivable in the Consolidated Balance Sheets. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Notes are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021 and 2020, there was no allowance recorded for the notes receivable or accrued interest receivable.

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

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 34

The table below sets forth property, plant and equipment by type.

	December 31,		Estimated
	2021	2020	Useful Lives
Land	$1,971	$1,971
Buildings and improvements	85,400	85,468	5 - 30 years
Publishing equipment	173,123	173,078	3 - 20 years
Other	51,744	51,876	3 - 10 years
Construction in process	741	139
Total	312,979	312,532
Less accumulated depreciation	(304,157)	(300,573)
Property, plant and equipment, net	$8,822	$11,959

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

During the year ended December 31, 2021, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there was no significant decrease in the market value of the long-lived assets or significant change in the extent or manner in which the asset group is being used or in its physical condition as of December 31, 2021, and there was no significant adverse change in legal factors or in the business climate during the period that could affect the value of the asset group. Based upon the review of indicators, the Company did not identify any events or changes in circumstances that indicate the carrying amount of long-lived assets may not be recoverable. See Note 3 – Leases for information on right-of-use asset impairments occurring in 2021 and 2020.

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

Long-Term Incentive Plan.   The Company sponsored a long-term incentive plan (the “Plan”) under which it issued restricted stock units (“RSUs”) and cash awards to directors and certain employees of the Company. Due to the expiration of the Plan in February 2018, DallasNews implemented, and shareholders approved, a new long-term incentive plan (the “2017 Plan”) under which 1,000,000 shares of the Company’s Series A and Series B common stock are authorized and remain available for equity-based awards. The authorized shares were adjusted in connection with the reverse stock split on June 8, 2021, discussed above. Like its predecessor plan, awards under the 2017 Plan may be granted to DallasNews employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted share awards, RSUs, performance shares, performance units or stock appreciation rights.

As of December 31, 2021 and 2020, there were no stock-based awards outstanding.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 35

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

In 2012, the Company’s board of directors authorized the purchase of the DallasNews Series A or Series B common stock, for use other than retirement, through open market purchases, privately negotiated transactions or otherwise. Treasury stock acquired under the repurchase program is recorded at cost, reducing shareholders’ equity. The acquired shares are available for sale on the open market or for settlement of obligations related to future stock-based awards, if granted.

Accumulated other comprehensive loss consists of actuarial gains and losses associated with the DallasNews Pension Plans (the “Pension Plans”), formerly the A. H. Belo Pension Plans, and other post-employment benefit (the “OPEB”) plans. The cumulative balances are amortized to earnings over the weighted average remaining life expectancy of the participants to the extent such balances exceed 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. The Company discloses amounts reclassified from accumulated other comprehensive loss to net income (loss) in Note 7 - Shareholders' Equity.

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

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. This occurs when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services, typically at contract price or determined by stand-alone selling price. The Company has an estimated allowance for credits, refunds and similar obligations. Sales tax collected concurrent with revenue-producing activities are excluded from revenue. See Note 2 – Revenue for disaggregated revenue by source and additional information.

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

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 36

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

Note 2: Revenue

The table below sets forth revenue disaggregated by revenue source.

	Years Ended December 31,
	2021	2020
Advertising and Marketing Services
Print advertising	$47,483	$46,318
Digital advertising and marketing services	25,788	25,896
Total	$73,271	$72,214

Circulation
Print circulation	$55,339	$58,415
Digital circulation	9,604	6,520
Total	$64,943	$64,935

Printing, Distribution and Other	$16,160	$17,150

Total Revenue	$154,374	$154,299

Advertising and Marketing Services

Print advertising is comprised of display, classified and preprint advertising revenue. Display revenue results from sales of advertising space within the Company’s core newspapers and niche publications to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspapers. Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspapers, niche publications, and distributed to publications in other markets, or distributed by mail or third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company’s capabilities allow its advertisers to target preprint distribution selectively at the sub-zip code level in order to optimize coverage for the advertisers’ locations. Preprint advertising also includes other services revenue related to the Company’s niche publications.

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

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 37

For ads placed on certain third-party websites, the Company must evaluate and use judgment to determine whether it is acting as the principal, where revenue is reported on a gross basis, or acting as the agent, where revenue is reported on a net basis. Generally, the Company reports advertising revenue for ads placed on third-party websites on a net basis, meaning the amount recorded to revenue is the amount billed to the customer net of amounts paid to the publisher of the third-party website. The Company is acting as the agent because the publisher controls the advertising inventory. The Company will record certain arrangements gross when it has latitude in establishing price or it determines the placement of the ads as a value added service to the customer.

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

Payment of circulation fees is typically received in advance and deferred over the subscription period. There is little judgment required for valuation or timing of circulation revenue recognition.

Printing, Distribution and Other

Printing, distribution and other revenue is primarily generated from printing and distribution of other newspapers, as well as production of preprinted advertisements for other newspapers. Printing, distribution and other revenue is recognized at a point in time when the product or service is delivered, which requires little judgment to determine. The Company typically extends credit to printing and distribution customers.

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the year ended December 31, 2021, the Company recognized $12,156 of revenue that was included in the contract liabilities balance as of December 31, 2020. The Company typically recognizes deferred revenue within 1 to 12 months.

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

Note 3: Leases

The Company has various operating leases primarily for office space and other distribution centers, some of which include escalating lease payments and options to extend or terminate the lease. The Company’s leases have remaining terms of less than 1 year to 12 years.

The Company subleases office space to the Denton Publishing Company and additional office space in Dallas, Texas both with a remaining lease term of approximately two years. As a result of the Company subleasing office space in Dallas, Texas, in the third quarter of 2021 and the fourth quarter of 2020, at a lower rate than the head lease, right-of-use asset impairments of $232 and $461 were recorded in 2021 and 2020, respectively. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of December 31, 2021, sublease income is expected to approximate $1,140 in 2022 and $550 in 2023.

As of December 31, 2021, the Company did not have any significant operating leases that have not yet commenced.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 38

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	December 31, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets	$17,648	$20,406

Liabilities
Operating
Current	Other accrued expense	$2,430	$2,306
Noncurrent	Long-term operating lease liabilities	19,181	21,890
Total lease liabilities		$21,611	$24,196

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		10.2	10.6
Weighted average discount rate (%)		7.5	7.4

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Years Ended December 31,
	2021	2020
Lease Cost
Operating lease cost	$4,292	$4,267
Short-term lease cost	20	14
Variable lease cost	706	573
Sublease income	(1,071)	(768)
Total lease cost	$3,947	$4,086

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities	$4,337	$4,143
Right-of-use assets obtained in exchange for operating lease liabilities	90	1,795

The table below sets forth the remaining maturities of the Company’s lease liabilities as of December 31, 2021.

Years Ending December 31,	Operating Leases
2022	$3,954
2023	3,325
2024	2,467
2025	2,430
2026	2,476
Thereafter	17,215
Total lease payments	31,867
Less: imputed interest	10,256
Total lease liabilities	$21,611

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 39

Note 4: Intangible Assets

The table below sets forth intangible assets as of December 31, 2021 and 2020.

	December 31,	December 31,
	2021	2020
Intangible Assets
Cost	$2,030	$2,030
Accumulated Amortization	(2,030)	(1,966)
Net Carrying Value	$—	$64

The intangible assets included $1,520 of developed technology with an estimated useful life of five years, fully amortized in 2019, and $510 of customer relationships with estimated useful lives of two years, fully amortized in the first quarter of 2021. Aggregate amortization expense was $64 and $255 for 2021 and 2020, respectively.

Note 5: Income Taxes

The table below sets forth the Company’s income tax benefit.

	Years Ended December 31,
	2021	2020
Current
Federal	$(2,575)	$(2,281)
State	604	620
Total current	(1,971)	(1,661)
Deferred
Federal	(571)	(287)
State	(180)	119
Total deferred	(751)	(168)
Valuation Allowance	571	142
Income Tax Benefit	$(2,151)	$(1,687)

The table below reconciles the income tax benefit computed by applying the applicable United States federal income tax rate to the income tax benefit computed at the effective income tax rate.

	Years Ended December 31,
	2021	2020
Computed expected income tax benefit	$(550)	$(1,794)
State income tax (net of federal benefit)	534	560
Valuation allowance	571	142
Nondeductible expenses	72	85
Uncertain tax position reserve	(2,575)	65
Carryback receivable	—	(911)
Deferred adjustment	(185)	147
Other	(18)	19
Income tax benefit	$(2,151)	$(1,687)
Effective income tax rate	82.2%	19.7%

A tax benefit of $(2,151) was recorded in 2021. The benefit was primarily due to the release of $2,575, included in other liabilities, for a federal uncertain tax reserve resulting from the statute of limitations lapsing in August 2021, partially offset by the effect of the Texas margin tax.

A tax benefit of $(1,687) was recorded in 2020. The benefit was primarily due to the recognition of the 2018 net operating loss carryback permitted by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), partially offset by the effect of the Texas margin tax.

The Company made income tax payments, net (refunds), of $666 and $(1,675) in 2021 and 2020, respectively.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 40

In response to COVID-19, the CARES Act was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company has benefited from the temporary five year net operating loss carryback provision and the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100 percent tax bonus depreciation. Applying the technical correction to 2018 has resulted in reporting additional tax depreciation of $1,017 and increased the 2018 net operating loss to approximately $6,829. The loss was carried back against 2014 taxes paid at the federal statutory rate of 35 percent that was previously in effect, resulting in a cash refund of $2,425, including interest, received in October 2020. The Company also applied the technical correction for qualified leasehold improvements to the 2021 and 2020 tax year, the results of which were reflected in the deferred tax assets and liabilities as of December 31, 2021 and 2020.

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

In addition, the American Rescue Plan Act of 2021 (the “ARP Act”), was passed and signed into law on March 11, 2021, and was designed to speed up the United States’ economic recovery. The ARP Act contains many provisions, including direct cash payments to eligible taxpayers below specified income limits, extended unemployment insurance benefits, additional relief designed to prevent layoffs and business closures at small businesses, and pension relief provisions. The pension relief provisions include extending the interest rate relief passed in previous years, permanently adding a floor to funding interest rates, and permanently changing the amortization period for pension underfunding from 7 to 15 years. All provisions are required to be effective for plan years beginning in 2022, but plan sponsors can elect certain provisions to apply to plan years beginning as early as 2019. The Company benefited from the shortfall amortization relief provisions and the segment interest rate relief provisions contained in the ARP Act effective for the 2020 plan year.

The table below sets forth the significant components of the Company’s deferred tax assets and liabilities.

	December 31,
	2021	2020
Gross Deferred Tax Assets:
Defined benefit plans	$2,998	$3,889
Investments	87	60
Tax depreciation less than book depreciation	1,014	434
Expenses deductible for tax purposes in a year different from the year accrued	731	831
Lease liability	4,538	5,081
Deferred compensation and benefits	—	68
Book amortization in excess of tax amortization	987	1,032
State taxes	124	76
Net operating loss carryforward	7,114	5,842
Other	349	462
Total deferred tax assets	17,942	17,775
Valuation allowance	(13,507)	(12,953)
Total deferred tax assets, net of valuation allowance	4,435	4,822
Gross Deferred Tax Liabilities:
Right-of-use asset	(3,706)	(4,285)
Other	(472)	(461)
Total deferred tax liabilities	(4,178)	(4,746)

Net Deferred Tax Assets	$257	$76

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 41

The presentation of net deferred tax assets and liabilities for each jurisdiction are presented as noncurrent within the Company’s Consolidated Balance Sheets. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The Company recognizes a valuation allowance for deferred tax assets when it is more-likely-than-not that these assets will not be realized. In making this determination, all positive and negative evidence is considered, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income and taxable income in prior carryback years. In 2021, the valuation allowance increased $554, of which $(17) arose from deferred tax assets related to amounts recorded in accumulated other comprehensive loss that are fully reserved by a valuation allowance. At December 31, 2021, the Company had a federal net operating loss carryforward of $33,192, of which $17,528 expires in 2037 and $15,664 does not have an expiration. The annual utilization of the portion of the federal net operating loss, which does not have an expiration, is limited to 80 percent of taxable income in tax years beginning after January 1, 2021. The Company has a state net operating loss of $2,906, which will begin to expire in 2039.

Uncertain tax positions are evaluated and a liability is recognized for the tax benefit associated with uncertain positions only if it is more-likely-than-not that the positions will not be sustained upon examination by taxing authorities, based on the technical merits of the positions. The Company assesses its filing positions in all significant jurisdictions where it is required to file income tax returns for all open tax years. The Company’s federal income tax return for December 31, 2014 and for tax years subsequent to December 31, 2016 remain subject to examination, and income tax returns in major state income tax jurisdictions where the Company operated remain subject to examination. The statute of limitations associated with the December 31, 2014 federal return was extended in 2020 due to the net operating loss carryback pursuant to the CARES Act. The Company has recorded a reserve for the tax benefit related to uncertain tax positions existing as of December 31, 2021, included in other liabilities in the Consolidated Balance Sheets.

The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit.

	2021	2020
Balance at January 1	$2,641	$2,577
Increase related to prior year tax positions	—	65
Decrease related to statute of limitations expiring	(2,575)	(1)
Balance at December 31	$66	$2,641

The Company recorded interest income (expense) of $455 and $(179) for 2021 and 2020, respectively, and penalty expense of $5 and $15 for 2021 and 2020, respectively, included in other income, net in the Consolidated Statements of Operations. Accrued interest and penalty at December 31, 2021 and 2020 was $27 and $477, respectively, included in other liabilities in the Consolidated Balance Sheets.

Note 6: Pension and Other Retirement Plans

Defined Benefit Plans.   The Company sponsors the DallasNews Pension Plans (the “Pension Plans”), formerly the A. H. Belo Pension Plans, which provide benefits to approximately 1,350 current and former employees of the Company. DallasNews Pension Plan I provides benefits to certain current and former employees primarily employed with The Dallas Morning News or the DallasNews corporate offices. DallasNews Pension Plan II provides benefits to certain former employees of The Providence Journal Company. This obligation was retained by the Company upon the sale of the newspaper operations of The Providence Journal. No additional benefits are accruing under the DallasNews Pension Plans, as future benefits were frozen.

The Company is the sole sponsor of the Pension Plans and is required to meet certain pension funding requirements as established under the Employment Retirement Income Security Act (“ERISA”). Instability in global and domestic capital markets may result in low returns on the assets contributed to the Pension Plans. Additionally, low yields on corporate bonds may decrease the discount rate, resulting in a higher funding obligation. Although legislation was enacted into law in 2012, which provided limited funding relief, market conditions could materially increase the funding requirements associated with the Pension Plans, with an adverse effect on the Company’s liquidity and financial condition. The Company was not required to make contributions to the DallasNews Pension Plans in 2021 and 2020 under ERISA. The Company will continue to evaluate the feasibility of de-risking strategies based on the economic benefits to the Company.

Actuarial losses of $(1,358) and $(1,008) were recorded to other comprehensive income (loss) in 2021 and 2020, respectively, related to the Pension Plans; see Note 7 - Shareholders' Equity for information on amounts recorded to accumulated other comprehensive loss.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 42

The table below sets forth summarized financial information about the DallasNews Pension Plans.

	2021	2020
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$233,640	$219,444
Interest cost	4,697	6,236
Actuarial (gain) loss	(6,477)	20,261
Benefit payments	(12,496)	(12,301)
Projected benefit obligation at end of year	219,364	233,640
Change in Plan Assets
Fair value of plan assets at beginning of year	215,120	196,405
Return on plan assets	2,465	31,016
Benefit payments	(12,496)	(12,301)
Fair value of plan assets at end of year	205,089	215,120
Funded Status	$(14,275)	$(18,520)
Amounts Recorded on the Balance Sheet
Long-term pension liabilities	$14,275	$18,520
Accumulated Benefit Obligation	$219,364	$233,640

Net Periodic Pension Benefit

The projected benefit obligations of the DallasNews Pension Plans are estimated using the FTSE Pension Discount Curve, which is based upon a portfolio of high-quality corporate debt securities with maturities that correlate to the expected timing of estimated benefit payments to the Pension Plans’ participants. Future estimated benefit payments are discounted to their present value at the appropriate yield curve spot rate to determine the projected benefit obligation outstanding at each year end. The single equivalent discount rate as of December 31, 2021, was 2.5 percent and 2.1 percent for December 31, 2020. The significant gains and losses related to changes in the projected benefit obligation for 2021 and 2020, were primarily due to the movement in the discount rate and demographic experience.

Interest expense included in net periodic pension benefit is based on the FTSE Pension Discount Curve established at the beginning of the fiscal year. The discount rate for fiscal year 2021 and 2020 interest cost was 2.1 percent and 2.9 percent, respectively.

The Company assumed a 5.5 percent and 6.5 percent long-term return on the Pension Plans’ assets in 2021 and 2020, respectively. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the DallasNews Pension Plans. Investment strategies for the Pension Plans’ assets are based upon factors such as the effective duration of the actuarial liabilities and market risks.

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

	Years Ended December 31,
	2021	2020
Interest cost	$4,697	$6,236
Expected return on plans' assets	(10,299)	(11,762)
Amortization of actuarial loss	1,444	880
Net periodic pension benefit	$(4,158)	$(4,646)

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 43

Plan Assets

The Company is responsible for directing the investment strategies of the DallasNews Pension Plans’ assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risks. In 2021, the long-term targeted allocation of the Pension Plans’ assets invested in equity securities and fixed income securities was approximately 5 percent and 95 percent, respectively. For 2021 management and the board agreed that the Pension Plans’ investment portfolio should be further de-risked to 95 percent liability hedging assets. In 2020, the long-term targeted allocation of the Pension Plans’ assets invested in equity securities and fixed income securities was approximately 45 percent and 55 percent, respectively. These targets are determined based on the effective duration of the actuarial liabilities, the expected long-term rate of return on assets, and expected market risks. Investment risk is continuously monitored and Pension Plans’ assets are rebalanced to target allocations to meet the Company’s strategy and the Pension Plans’ liquidity needs. At December 31, 2021, the Pension Plans’ investments in equity securities and fixed income securities accounted for 4.8 percent and 95.2 percent of the total noncash holdings, respectively.

The table below sets forth the DallasNews Pension Plans’ assets at fair value as of December 31, 2021 and 2020, with inputs used to develop fair value measurements.

	Fair Value Measurements Using
	Total		Quoted Price in Active Markets for Identical Assets (Level I)		Significant Other Observable Inputs (Level II)		Significant Unobservable Inputs (Level III)
Description	2021	2020	2021	2020	2021	2020	2021	2020
Cash and Money Market Funds	$2,749	$1,690	$2,749	$1,690	$—	$—	$—	$—
Equity Funds
U.S. equity securities	6,492	60,744	—	—	6,492	60,744	—	—
International equity securities	3,317	32,888	—	—	3,317	32,888	—	—
Fixed Income Funds
Domestic corporate and government debt securities	96,362	53,323	—	—	96,362	53,323	—	—
Domestic corporate debt securities	95,647	65,271	—	—	95,647	65,271	—	—
International corporate and government debt securities	522	1,204	—	—	522	1,204	—	—
Total	$205,089	$215,120	$2,749	$1,690	$202,340	$213,430	$—	$—

Inputs and valuation techniques used to measure the fair value of Pension Plans’ assets vary according to the type of asset being valued. Cash and money market funds are designated as Level I. Remaining investments are in commingled funds and fair values are determined by the fund manager primarily based upon closing market quotes of the assets. Equity securities held through units in these funds are monitored as to issuer and industry. As of December 31, 2021, there were no significant concentrations of equity or debt securities in any single issuer or industry.

Other

The table below sets forth the Company’s expected future pension benefit payments as of December 31, 2021.

Payment year	Expected Benefit Payments
2022	$13,987
2023	13,820
2024	13,774
2025	13,717
2026	13,539
2027 - 2031	64,263

The Company currently does not expect to make contributions to the DallasNews Pension Plans in 2022 and no contributions are required to these plans in 2022 under ERISA.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 44

Other defined benefit plans.   DallasNews also sponsors other post-employment benefit (the “OPEB”) plans, which provide health and life insurance benefits for certain retired employees. These plans were frozen subsequent to the separation from the Company’s former parent company; therefore, no future benefits accrue and on-going service costs are not a component of net periodic benefit cost. The Company recorded a liability of $1,349 and $1,372 related to the OPEB plans as of December 31, 2021 and 2020, respectively. A net periodic benefit cost of $17 and $19 in 2021 and 2020, respectively, was recorded to other income, net. The net periodic benefit cost primarily represents amortization of actuarial gains (losses) and prior service costs, offset by interest expense associated with the actuarial liability. Actuarial losses of $(20) and $(42) were recorded to other comprehensive income (loss) in 2021 and 2020, respectively; see Note 7 - Shareholders' Equity.

Defined Contribution Plans.   The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. The Company recorded expense of $735 and $741 in 2021 and 2020, respectively, for matching contributions to the Savings Plan.

Note 7: Shareholders’ Equity

Reverse Stock Split.    The Company’s board of directors approved a one-for-four reverse stock split of its issued, outstanding and treasury shares of common stock, par value $0.01 per share, which became effective June 8, 2021. All share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. See Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards for additional information.

Dividends.   Quarterly dividends returned $3,425 and $5,139 to shareholders in 2021 and 2020, respectively. On December 2, 2021, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on February 11, 2022, paid on March 4, 2022.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,737,580 and 614,910, respectively, net of treasury shares at December 31, 2021. At December 31, 2020, the Company had Series A and Series B common stock outstanding of 4,735,245 and 617,245, respectively, net of treasury shares.

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

	Years Ended December 31,
	2021			2020
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,468)	$(32,571)	$103	$(32,294)	$(32,443)	$149
Amortization	1,440	1,444	(4)	876	880	(4)
Actuarial losses	(1,378)	(1,358)	(20)	(1,050)	(1,008)	(42)
Balance, end of period	$(32,406)	$(32,485)	$79	$(32,468)	$(32,571)	$103

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 45

Note 8: Earnings Per Share

The table below sets forth the net loss available to common shareholders and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Years Ended December 31,
	2021	2020
Earnings (Numerator)
Net loss available to common shareholders	$(467)	$(6,872)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted) (1)	5,352,490	5,352,490

Loss Per Share
Basic and diluted (1)	$(0.09)	$(1.28)

(1)Share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. See Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards for additional information.

There were no options or RSUs outstanding as of December 31, 2021 and 2020, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

Note 9: Commitments and Contingencies

As of December 31, 2021, the Company had contractual obligations, in aggregate, of $14,652 for the next five years and $17,215 thereafter, for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 3 – Leases for future lease payments by year. In addition, the Company had expected purchase obligations of $245 related to capital expenditures.

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

Total lease expense for property and equipment was $5,018 and $4,854 in 2021 and 2020, respectively.

The Company funds the DallasNews Pension Plans to meet or exceed statutory requirements. The Company currently does not expect to make contributions to the DallasNews Pension Plans in 2022 and no contributions are required to these plans in 2022 under the applicable tax and labor laws governing pension plan funding; see Note 6 - Pension and Other Retirement Plans.

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

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 46

Note 10: Supplemental Cash Flow Data

The table below sets forth supplemental disclosures related to the Company’s Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2021	2020
Income tax paid, net (refund)	$666	$(1,675)
Noncash investing and financing activities:
Investments in property, plant and equipment payable	245	117
Dividends payable	856	856
Note receivable for asset sales	—	375

Note 11: Disposal of Assets

In the fourth quarter of 2021 and 2020, the Company sold inactive IP addresses for $1,349 and $744, respectively, included in other income, net in the Consolidated Statements of Operations.

In May 2019, the Company finalized a Purchase and Sale Agreement with Charter DMN Holdings, LP (the “Purchaser”) for the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000 and a pretax gain of $25,908. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two year seller-financed promissory note of $22,400 (the “Promissory Note”), included in current notes receivable in the Consolidated Balance Sheets. The sale provided the Company an additional $1,000 contingency payment if certain conditions were met. The contingency expired in June 2020, with no payment made by the Purchaser related to the contingency.

The Promissory Note is secured by a first lien deed of trust covering the property and bears interest payable in quarterly installments that began on July 1, 2019, continuing through its maturity on June 30, 2021, and includes a pre-payment feature. Interest will be accrued at 3.5 percent during the first year and at 4.5 percent during the second year.

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company and the Purchaser entered into an amendment to the Promissory Note deferring the Purchaser’s interest payment of $195 that was due April 1, 2020, and adding it to a second promissory note (the “Second Promissory Note”). In addition, the Second Promissory Note included a 2019 real property tax reconciliation payment due from the Purchaser under the Purchase and Sale Agreement in the amount of $180. The Second Promissory Note, in the principal amount of $375, included in current notes receivable in the Consolidated Balance Sheet as of December 31, 2020, was secured by a second lien deed of trust covering the property and was due June 30, 2021.

On June 29, 2021, the Company’s board of directors approved a second amendment and extension of the maturity date of the Promissory Note to June 30, 2022 (the “Second Modification Agreement”), effective June 30, 2021. In connection with the Second Modification Agreement, the Purchaser paid the Second Promissory Note in full. The unpaid, original principal balance of the Promissory Note will continue to bear interest at the rate of 4.5 percent, with interest payable quarterly through June 30, 2022, the maturity date of the Promissory Note. The Promissory Note continues to be secured by a first priority lien on the property.

In 2021 and 2020, the Company recorded $1,008 and $897, respectively, of interest income included in other income, net in the Consolidated Statements of Operations.

The Company evaluated the collectability of the note as a result of the Purchaser’s request to extend the maturity date of the Promissory Note and the continuation of the pandemic. Management believes as of December 31, 2021, the Promissory Note is recoverable since the Purchaser is in compliance with the terms, is publicly indicating its intent to develop the property, and management believes that the value of the collateral has not decreased from the sale date.

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

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 47

Note 12: Subsequent Events

The Company evaluates subsequent events at the date of the consolidated balance sheet as well as conditions that arise after the balance sheet date but before the consolidated financial statements are issued. To the extent any events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions.

On January 3, 2022, the Purchaser of the Company’s previous headquarters paid the fourth quarter 2021 interest payment of $254 due under the Second Modification Agreement.

On March 3, 2022, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on May 13, 2022, which is payable on June 3, 2022.

DallasNews Corporation 2021 Annual Report on Form 10-K	PAGE 48