Form 10-Q
period 2022-03-31
DallasNews Corp
filed 2022-04-22
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Shares of Common Stock outstanding at April 21, 2022: 5,352,490 shares (consisting of 4,737,605 shares of Series A Common Stock and 614,885 shares of Series B Common Stock).

DALLASNEWS CORPORATION

FORM 10-Q

DallasNews Corporation First Quarter 2022 on Form 10-Q

PART I

Item 1. Financial Information

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
In thousands, except share and per share amounts (unaudited)	2022	2021
Net Operating Revenue:
Advertising and marketing services	$16,264	$16,769
Circulation	16,096	16,022
Printing, distribution and other	3,927	4,024
Total net operating revenue	36,287	36,815
Operating Costs and Expense:
Employee compensation and benefits	16,410	17,947
Other production, distribution and operating costs	19,249	19,090
Newsprint, ink and other supplies	2,394	2,341
Depreciation	712	1,074
Amortization	—	64
Gain on sale/disposal of assets, net	—	(1)
Total operating costs and expense	38,765	40,515
Operating loss	(2,478)	(3,700)
Other income, net	18	1,254
Loss Before Income Taxes	(2,460)	(2,446)
Income tax provision	184	319
Net Loss	$(2,644)	$(2,765)

Per Share Basis
Net loss
Basic and diluted (1)	$(0.49)	$(0.52)
Number of common shares used in the per share calculation:
Basic and diluted (1)	5,352,490	5,352,490

(1)Share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. See Note 1 – Basis of Presentation and Recently Issued Accounting Standards for additional information.

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2022 on Form 10-Q 3

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
In thousands (unaudited)	2022	2021
Net Loss	$(2,644)	$(2,765)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	130	360
Total other comprehensive income, net of tax	130	360
Total Comprehensive Loss	$(2,514)	$(2,405)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2022 on Form 10-Q 4

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
In thousands, except share amounts (unaudited)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$30,892	$32,439
Accounts receivable (net of allowance of $512 and $551 at March 31, 2022 and December 31, 2021, respectively)	12,758	16,012
Notes receivable	22,400	22,400
Inventories	1,781	2,192
Prepaids and other current assets	4,733	3,485
Total current assets	72,564	76,528
Property, plant and equipment, at cost	312,959	312,979
Less accumulated depreciation	(304,868)	(304,157)
Property, plant and equipment, net	8,091	8,822
Operating lease right-of-use assets	16,982	17,648
Deferred income taxes, net	232	257
Other assets	2,194	2,197
Total assets	$100,063	$105,452
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,832	$7,821
Accrued compensation and benefits	5,049	4,932
Other accrued expense	4,937	4,573
Contract liabilities	10,652	10,592
Total current liabilities	26,470	27,918
Long-term pension liabilities	14,365	14,275
Long-term operating lease liabilities	18,529	19,181
Other post-employment benefits	1,337	1,349
Other liabilities	155	152
Total liabilities	60,856	62,875
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares
Series A: issued 5,216,045 shares at March 31, 2022 and December 31, 2021	52	52
Series B: issued 614,910 shares at March 31, 2022 and December 31, 2021	6	6
Treasury stock, Series A, at cost; 478,465 shares held at March 31, 2022 and December 31, 2021	(13,443)	(13,443)
Additional paid-in capital	494,563	494,563
Accumulated other comprehensive loss	(32,276)	(32,406)
Accumulated deficit	(409,695)	(406,195)
Total shareholders’ equity	39,207	42,577
Total liabilities and shareholders’ equity	$100,063	$105,452

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2022 on Form 10-Q 5

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31, 2022 and 2021
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2020	5,213,710	617,245	$233	$494,389	(478,465)	$(13,443)	$(32,468)	$(402,303)	$46,408
Net loss	—	—	—	—	—	—	—	(2,765)	(2,765)
Other comprehensive income	—	—	—	—	—	—	360	—	360
Conversion of Series B to Series A (1)	20	(20)	—	—	—	—	—	—	—
Dividends declared ($0.16 per share) (1)	—	—	—	—	—	—	—	(856)	(856)
Balance at March 31, 2021 (1)	5,213,730	617,225	$233	$494,389	(478,465)	$(13,443)	$(32,108)	$(405,924)	$43,147
Balance at December 31, 2021	5,216,045	614,910	$58	$494,563	(478,465)	$(13,443)	$(32,406)	$(406,195)	$42,577
Net loss	—	—	—	—	—	—	—	(2,644)	(2,644)
Other comprehensive income	—	—	—	—	—	—	130	—	130
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	(856)	(856)
Balance at March 31, 2022	5,216,045	614,910	$58	$494,563	(478,465)	$(13,443)	$(32,276)	$(409,695)	$39,207

(1)Share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. See Note 1 – Basis of Presentation and Recently Issued Accounting Standards for additional information.

.

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2022 on Form 10-Q 6

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands (unaudited)	2022	2021
Operating Activities
Net loss	$(2,644)	$(2,765)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	712	1,138
Net periodic pension and other post-employment expense (benefit)	227	(1,035)
Bad debt expense	31	211
Deferred income taxes	25	(15)
Gain on sale/disposal of assets, net	—	(1)
Changes in working capital and other operating assets and liabilities:
Accounts receivable	3,223	848
Inventories, prepaids and other current assets	(837)	(1,924)
Other assets	3	391
Accounts payable	(1,989)	(378)
Compensation and benefit obligations	117	(197)
Other accrued expenses	627	16
Contract liabilities	60	864
Other post-employment benefits	(19)	(18)
Net cash used for operating activities	(464)	(2,865)
Investing Activities
Purchases of assets	(227)	(163)
Sales of assets	—	1
Net cash used for investing activities	(227)	(162)
Financing Activities
Dividends paid	(856)	(856)
Net cash used for financing activities	(856)	(856)
Net decrease in cash and cash equivalents	(1,547)	(3,883)
Cash and cash equivalents, beginning of period	32,439	42,015
Cash and cash equivalents, end of period	$30,892	$38,132

Supplemental Disclosures
Income tax paid, net (refund)	$(32)	$8
Noncash investing and financing activities:
Dividends payable	856	856

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2022 on Form 10-Q 7

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

COVID-19 Pandemic.    Beginning in early 2020, the COVID-19 pandemic impacted, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in additional loss of advertising revenue or supply chain disruption. Media was designated an essential business, therefore the Company’s operations have continued throughout the pandemic. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for employees. Employees, including financial reporting staff, worked remotely since March 2020. Beginning in June 2021, the Company allowed its employees to return to the office on a voluntary basis and all employees returned to the office in the first quarter of 2022. If the pandemic were to affect a significant number of the workforce employed in printing operations, the Company may experience delays or be unable to produce, print and deliver its publications and other third-party print publications on a timely basis. The Company continues to evaluate for any future material impacts on its consolidated financial statements.

Basis of Presentation.    The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in the Company’s opinion, are necessary to present fairly the consolidated financial information as of and for the periods indicated in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates its majority owned subsidiaries over which the Company exercises control. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

DallasNews Corporation First Quarter 2022 on Form 10-Q 8

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

DallasNews Corporation First Quarter 2022 on Form 10-Q 9

The table below sets forth revenue disaggregated by revenue source.

	Three Months Ended March 31,
	2022	2021
Advertising and Marketing Services
Print advertising	$10,597	$11,226
Digital advertising and marketing services	5,667	5,543
Total	$16,264	$16,769

Circulation
Print circulation	$13,119	$13,976
Digital circulation	2,977	2,046
Total	$16,096	$16,022

Printing, Distribution and Other	$3,927	$4,024

Total Revenue	$36,287	$36,815

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

DallasNews Corporation First Quarter 2022 on Form 10-Q 10

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

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three months ended March 31, 2022, the Company recognized $7,151 of revenue that was included in the contract liabilities balance as of December 31, 2021. The Company typically recognizes deferred revenue within 1 to 12 months.

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

The Company subleases office space to the Denton Publishing Company and additional office space in Dallas, Texas, both with a remaining lease term of approximately two years. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of March 31, 2022, sublease income is expected to approximate $840 for the remainder of 2022, $600 in 2023, and $5 in 2024.

As of March 31, 2022, the Company did not have any significant operating leases that have not yet commenced.

DallasNews Corporation First Quarter 2022 on Form 10-Q 11

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	March 31, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$16,982	$17,648

Liabilities
Operating
Current	Other accrued expense	$2,385	$2,430
Noncurrent	Long-term operating lease liabilities	18,529	19,181
Total lease liabilities		$20,914	$21,611

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		10.1	10.2
Weighted average discount rate (%)		7.5	7.5

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Three Months Ended March 31,
	2022	2021
Lease Cost
Operating lease cost	$1,062	$1,075
Short-term lease cost	8	4
Variable lease cost	177	179
Sublease income	(337)	(237)
Total lease cost	$910	$1,021

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities	$1,090	$1,075

The table below sets forth the remaining maturities of the Company’s lease liabilities as of March 31, 2022.

Years Ending December 31,	Operating Leases
2022	$2,862
2023	3,325
2024	2,467
2025	2,430
2026	2,476
Thereafter	17,215
Total lease payments	30,775
Less: imputed interest	9,861
Total lease liabilities	$20,914

DallasNews Corporation First Quarter 2022 on Form 10-Q 12

Note 4: Income Taxes

The Company calculated the income tax provision for the 2022 and 2021 interim periods using an estimated annual effective tax rate based on its expected annual loss before income taxes, adjusted for permanent differences, which it applied to the year-to-date loss before income taxes and specific events that are discretely recognized as they occur.

The Company recognized an income tax provision of $184 and $319 for the three months ended March 31, 2022 and 2021, respectively. The income tax provision for the three months ended March 31, 2022 and 2021, was due to the effect of the Texas franchise tax. Effective income tax rates were (7.5) percent and (13.0) percent for the three months ended March 31, 2022 and 2021, respectively.

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

Note 5: Pension and Other Retirement Plans

Defined Benefit Plans. The Company sponsors the DallasNews Corporation Pension Plans (the “Pension Plans”), formerly the A. H. Belo Pension Plans, which provide benefits to approximately 1,350 current and former employees of the Company. DallasNews Pension Plan I provides benefits to certain current and former employees primarily employed with The Dallas Morning News or the DallasNews corporate offices. DallasNews Pension Plan II provides benefits to certain former employees of The Providence Journal Company. This obligation was retained by the Company upon the sale of the newspaper operations of The Providence Journal. No additional benefits are accruing under the DallasNews Pension Plans, as future benefits were frozen.

No contributions are required to the DallasNews Pension Plans in 2022 under the applicable tax and labor laws governing pension plan funding.

Net Periodic Pension Expense (Benefit)

The Company’s estimates of net periodic pension expense or benefit are based on the expected return on plan assets, interest on the projected benefit obligations and the amortization of actuarial gains and losses that are deferred in accumulated other comprehensive loss. Participation in and accrual of new benefits to participants has been frozen since 2007 and, accordingly, on-going service costs are not a component of net periodic pension expense (benefit). For 2022, based on the re-allocation of the Pension Plans’ assets, the Company assumed a lower rate of return on the assets resulting in net periodic pension expense.

The table below sets forth components of net periodic pension expense (benefit), which are included in other income, net in the Consolidated Statements of Operations.

	Three Months Ended March 31,
	2022	2021
Interest cost	$1,328	$1,174
Expected return on plans' assets	(1,237)	(2,574)
Amortization of actuarial loss	131	361
Net periodic pension expense (benefit)	$222	$(1,039)

DallasNews Corporation First Quarter 2022 on Form 10-Q 13

Defined Contribution Plans. The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. Aggregate expense for matching contributions to the Savings Plan was $212 and $220 for the three months ended March 31, 2022 and 2021, respectively.

Note 6: Shareholders’ Equity

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

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,737,580 and 614,910, respectively, net of treasury shares at March 31, 2022 and December 31, 2021.

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

	Three Months Ended March 31,
	2022			2021
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,406)	$(32,485)	$79	$(32,468)	$(32,571)	$103
Amortization	130	131	(1)	360	361	(1)
Balance, end of period	$(32,276)	$(32,354)	$78	$(32,108)	$(32,210)	$102

DallasNews Corporation First Quarter 2022 on Form 10-Q 14

Note 7: Earnings Per Share

The table below sets forth the net loss available to common shareholders and weighted average shares used for calculating basic and diluted earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended March 31,
	2022	2021
Earnings (Numerator)
Net loss available to common shareholders	$(2,644)	$(2,765)

Shares (Denominator)
Weighted average common shares outstanding (basic and diluted) (1)	5,352,490	5,352,490

Loss Per Share
Basic and diluted (1)	$(0.49)	$(0.52)

(1)Share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split effective June 8, 2021. See Note 1 – Basis of Presentation and Recently Issued Accounting Standards for additional information.

There were no options or RSUs outstanding as of March 31, 2022 and 2021, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

Note 8: Contingencies

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

Note 9: Disposal of Assets

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

DallasNews Corporation First Quarter 2022 on Form 10-Q 15

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

In the three months ended March 31, 2022 and 2021, the Company recorded $249 of interest income related to the promissory notes, included in other income, net in the Consolidated Statements of Operations.

The Company evaluated the collectability of the note as a result of the Purchaser’s request to extend the maturity date of the Promissory Note and the continuation of the pandemic. Management believes as of March 31, 2022, the Promissory Note is recoverable since the Purchaser is in compliance with the terms, is publicly indicating its intent to develop the property, and management believes that the value of the collateral has not decreased from the sale date. In addition, on April 1, 2022, the Purchaser paid the first quarter 2022 interest payment of $249 due under the Second Modification Agreement.

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

Notes receivable are recorded net of an allowance for doubtful accounts. Interest income is accrued on the unpaid principal balance, included in accounts receivable in the Consolidated Balance Sheets. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Notes are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2022 and December 31, 2021, there was no allowance recorded for the notes receivable or accrued interest receivable.

DallasNews Corporation First Quarter 2022 on Form 10-Q 16

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

On May 13, 2021, at the Company’s 2021 annual meeting of shareholders, its shareholders approved a reverse stock split at a ratio of not less than one-for-three and not more than one-for-five, with the exact ratio to be determined by the Company’s board of directors. Following the annual meeting, the Company’s board of directors approved a one-for-four reverse stock split of its issued, outstanding and treasury shares of common stock, par value $0.01 per share, which became effective June 8, 2021. As a result, every four shares of the Company’s issued and outstanding Series A common stock and Series B common stock (and any such shares held in treasury) were converted into one share of Series A common stock and Series B common stock, respectively. All fractional shares were settled in cash in connection with the reverse stock split on June 9, 2021. The par value of the Series A and Series B common stock were not adjusted as a result of the reverse stock split and the Company reclassified an amount equal to the reduction in the number of Company shares at par value to additional paid-in capital. All issued and outstanding Series A and Series B common stock and per share amounts in the interim consolidated financial statements and footnotes included herein have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Beginning in early 2020, the COVID-19 pandemic impacted, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in additional loss of advertising revenue or supply chain disruption. Media was designated an essential business, therefore the Company’s operations have continued throughout the pandemic. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for employees. Employees, including financial reporting staff, worked remotely since March 2020. Beginning in June 2021, the Company allowed its employees to return to the office on a voluntary basis and all employees returned to the office in the first quarter of 2022. If the pandemic were to affect a significant number of the workforce employed in printing operations, the Company may experience delays or be unable to produce, print and deliver its publications and other third-party print publications on a timely basis. The Company continues to evaluate for any future material impacts on its consolidated financial statements.

DallasNews Corporation First Quarter 2022 on Form 10-Q 17

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for the three months ended March 31, 2022 and 2021. Based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment.

The table below sets forth the components of the Company’s operating loss.

	Three Months Ended March 31,
	2022	Percentage Change	2021
Advertising and marketing services	$16,264	(3.0)%	$16,769
Circulation	16,096	0.5%	16,022
Printing, distribution and other	3,927	(2.4)%	4,024
Total Net Operating Revenue	36,287	(1.4)%	36,815

Total Operating Costs and Expense	38,765	(4.3)%	40,515

Operating Loss	$(2,478)	33.0%	$(3,700)

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

Because of declining print circulation, the Company has developed broad digital strategies designed to provide readers with multiple platforms for obtaining online access to local news. The Company continues to obtain additional key demographic data from readers, which allows the Company to provide content desired by readers and to modify marketing and distribution strategies to target and reach audiences valued by advertisers. The Company has access to programmatic digital advertising platforms that provide digital ad placement and targeting efficiencies and increases utilization of digital inventory within the Company’s websites. Additionally, in order to optimize owned and operated digital advertising revenue, the Company has adopted a holistic yield management approach powered by real-time bidding technologies and data analysis to ensure the optimal mix of direct sales and programmatic ad sales is achieved.

DallasNews Corporation First Quarter 2022 on Form 10-Q 18

Advertising and marketing services revenue

Advertising and marketing services revenue was 44.8 percent and 45.5 percent of total revenue for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022	Percentage Change	2021
Print advertising	$10,597	(5.6)%	$11,226
Digital advertising and marketing services	5,667	2.2%	5,543
Advertising and Marketing Services	$16,264	(3.0)%	$16,769

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. Display and classified print revenue increased $266 in the three months ended March 31, 2022, primarily due to a volume increase in employment classified advertisements.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers, niche publications, and distributed to publications in other markets, or distributed to non-subscribers through the mail. Preprint advertising also includes other services revenue related to the Company’s niche publications. Revenue decreased $895 in the three months ended March 31, 2022, primarily due to a volume decline in home delivery mail advertisements and supply chain issues impacting advertisers.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing management, consulting, creative services, targeted and multi-channel (programmatic) advertising placed on third-party websites, digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, social media management, search optimization, direct mail and the sale of promotional materials. Revenue increased $124 in the three months ended March 31, 2022, primarily due to the Company’s focus on growth of its owned and operated website, which is driving an increase in digital advertising on dallasnews.com.

Circulation revenue

Circulation revenue was 44.4 percent and 43.5 percent of total revenue for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022	Percentage Change	2021
Print circulation	$13,119	(6.1)%	$13,976
Digital circulation	2,977	45.5%	2,046
Circulation	$16,096	0.5%	$16,022

Print circulation

Revenue decreased primarily driven by volume declines, partially offset by rate increases. Home delivery revenue decreased $684 or 5.4 percent in the three months ended March 31, 2022. Single copy revenue decreased $172 or 13.9 percent in the three months ended March 31, 2022.

Digital circulation

Revenue increased in the three months ended March 31, 2022, due to an increase in digital-only subscriptions of approximately 11,500 or 22.6 percent when compared to March 31, 2021, reflecting the Company’s continued focus on growing its paid digital memberships and improving the member experience.

DallasNews Corporation First Quarter 2022 on Form 10-Q 19

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.8 percent and 11.0 percent of total revenue for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022	Percentage Change	2021
Printing, Distribution and Other	$3,927	(2.4)%	$4,024

Revenue decreased in the months ended March 31, 2022, primarily due to a decline in commercial printing and distribution revenue.

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended March 31,
	2022	Percentage Change	2021
Employee compensation and benefits	$16,410	(8.6)%	$17,947
Other production, distribution and operating costs	19,249	0.8%	19,090
Newsprint, ink and other supplies	2,394	2.3%	2,341
Depreciation	712	(33.7)%	1,074
Amortization	—	(100.0)%	64
Gain on sale/disposal of assets, net	—	100.0%	(1)
Total Operating Costs and Expense	$38,765	(4.3)%	$40,515

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits decreased $1,537 in the three months ended March 31, 2022, primarily due to headcount reductions of 51 since March 31, 2021.

Other production, distribution and operating costs – Expense increased $159 in the three months ended March 31, 2022, primarily due to an increase in revenue-related outside services expense, partially offset by a decrease in distribution expense.

Newsprint, ink and other supplies – Expense increased $53 in the three months ended March 31, 2022. Competitive pricing is available under the Company’s paper supply agreement; however, the price of newsprint increased, partially offset by savings from reduced newsprint costs associated with lower circulation volumes. Newsprint consumption for the three months ended March 31, 2022 and 2021, approximated 1,888 and 2,059 metric tons, respectively.

Depreciation – Expense decreased $362 in the three months ended March 31, 2022, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated and the Company has reduced capital spending.

Amortization – Expense decreased due to all intangible assets being fully amortized in the first quarter of 2021.

Gain on sale/disposal of assets, net – The Company disposed assets that were no longer in use and from time to time, the Company will sell disposed assets.

DallasNews Corporation First Quarter 2022 on Form 10-Q 20

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended March 31,
	2022	Percentage Change	2021
Other income, net	$18	(98.6)%	$1,254

Income tax provision	$184	(42.3)%	$319

Other income, net – Other income, net includes net periodic pension and other post-employment expense (benefit) of $227 and $(1,035) for the three months ended March 31, 2022 and 2021, respectively. Interest income (expense) and gain (loss) from investments and are also included in other income, net. In the three months ended March 31, 2022 and 2021, the Company recorded $249 of interest income related to the promissory notes from the sale of the Company’s former headquarters.

Income tax provision – The Company recognized an income tax provision of $184 and $319 for the three months ended March 31, 2022 and 2021, respectively. The income tax provision for the three months ended March 31, 2022 and 2021, was due to the effect of the Texas franchise tax. Effective income tax rates were (7.5) percent and (13.0) percent for the three months ended March 31, 2022 and 2021, respectively.

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

Liquidity and Capital Resources

The Company’s cash balances as of March 31, 2022 and December 31, 2021, were $30,892 and $32,439, respectively.

The Company intends to hold the majority of existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. Although revenue is expected to continue to decline in future periods, cash flows and other expense reduction measures are expected to be sufficient to fund operating activities and capital spending.

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

DallasNews Corporation First Quarter 2022 on Form 10-Q 21

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

The Company evaluated the collectability of the note as a result of the Purchaser’s request to extend the maturity date of the Promissory Note and the continuation of the pandemic. Management believes as of March 31, 2022, the Promissory Note is recoverable since the Purchaser is in compliance with the terms, is publicly indicating its intent to develop the property, and management believes that the value of the collateral has not decreased from the sale date. In addition, on April 1, 2022, the Purchaser paid the first quarter 2022 interest payment of $249 due under the Second Modification Agreement.

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

Operating Cash Flows

Net cash used for operating activities for the three months ended March 31, 2022 and 2021, was $464 and $2,865, respectively. Cash flows used for operating activities decreased by $2,401 during the three months ended March 31, 2022, when compared to the prior year period, primarily due to changes in working capital and other operating assets and liabilities, and an improvement in net loss.

Investing Cash Flows

Net cash used for investing activities was $227 and $162 for the three months ended March 31, 2022 and 2021, respectively, primarily attributable to capital spending.

Financing Cash Flows

Net cash used for financing activities was $856 for the three months ended March 31, 2022 and 2021, all attributable to dividend payments.

Financing Arrangements

None.

Contractual Obligations

The Company has contractual obligations for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 3 – Leases for future lease payments by year.

Under the applicable tax and labor laws governing pension plan funding, no contributions to the DallasNews Pension Plans are required in 2022.

On March 3, 2022, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on May 13, 2022, which is payable on June 3, 2022.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 7, 2022, with the Securities and Exchange Commission (“SEC”).

DallasNews Corporation First Quarter 2022 on Form 10-Q 22

Critical Accounting Policies and Estimates

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2022, management concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation First Quarter 2022 on Form 10-Q 23

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

DallasNews Corporation First Quarter 2022 on Form 10-Q 24

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

DallasNews Corporation First Quarter 2022 on Form 10-Q 25

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

DallasNews Corporation First Quarter 2022 on Form 10-Q 26

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

DallasNews Corporation First Quarter 2022 on Form 10-Q 27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLASNEWS CORPORATION

By:	/s/	Katy Murray
Katy Murray
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

Dated:	April 22, 2022

DallasNews Corporation First Quarter 2022 on Form 10-Q 28

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

DallasNews Corporation First Quarter 2022 on Form 10-Q 29