Form 10-Q
period 2022-06-30
DallasNews Corp
filed 2022-07-29
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Shares of Common Stock outstanding at July 27, 2022: 5,352,490 shares (consisting of 4,737,638 shares of Series A Common Stock and 614,852 shares of Series B Common Stock).

DALLASNEWS CORPORATION

FORM 10-Q

DallasNews Corporation Second Quarter 2022 on Form 10-Q

PART I

Item 1. Financial Information

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except share and per share amounts (unaudited)	2022	2021	2022	2021
Net Operating Revenue:
Advertising and marketing services	$17,457	$18,601	$33,721	$35,370
Circulation	16,250	16,093	32,346	32,115
Printing, distribution and other	3,866	3,974	7,793	7,998
Total net operating revenue	37,573	38,668	73,860	75,483
Operating Costs and Expense:
Employee compensation and benefits	16,804	18,116	33,214	36,063
Other production, distribution and operating costs	19,725	20,151	38,974	39,241
Newsprint, ink and other supplies	2,504	2,378	4,898	4,719
Depreciation	716	1,035	1,428	2,109
Amortization	—	—	—	64
Gain on sale/disposal of assets, net	—	—	—	(1)
Asset impairments	102	—	102	—
Total operating costs and expense	39,851	41,680	78,616	82,195
Operating loss	(2,278)	(3,012)	(4,756)	(6,712)
Other income, net	28	1,613	46	2,867
Loss Before Income Taxes	(2,250)	(1,399)	(4,710)	(3,845)
Income tax provision	165	83	349	402
Net Loss	$(2,415)	$(1,482)	$(5,059)	$(4,247)

Per Share Basis
Net loss
Basic	$(0.45)	$(0.28)	$(0.95)	$(0.79)
Number of common shares used in the per share calculation:
Basic	5,352,490	5,352,490	5,352,490	5,352,490

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 3

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (unaudited)	2022	2021	2022	2021
Net Loss	$(2,415)	$(1,482)	$(5,059)	$(4,247)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	131	360	261	720
Total other comprehensive income, net of tax	131	360	261	720
Total Comprehensive Loss	$(2,284)	$(1,122)	$(4,798)	$(3,527)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 4

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
In thousands, except share amounts (unaudited)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$26,560	$32,439
Accounts receivable (net of allowance of $445 and $551 at June 30, 2022 and December 31, 2021, respectively)	13,600	16,012
Notes receivable	22,400	22,400
Inventories	1,770	2,192
Prepaids and other current assets	4,333	3,485
Total current assets	68,663	76,528
Property, plant and equipment, at cost	313,675	312,979
Less accumulated depreciation	(305,584)	(304,157)
Property, plant and equipment, net	8,091	8,822
Operating lease right-of-use assets	15,655	17,648
Deferred income taxes, net	210	257
Other assets	2,200	2,197
Total assets	$94,819	$105,452
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,873	$7,821
Accrued compensation and benefits	4,635	4,932
Other accrued expense	4,762	4,573
Contract liabilities	10,683	10,592
Total current liabilities	25,953	27,918
Long-term pension liabilities	14,456	14,275
Long-term operating lease liabilities	16,864	19,181
Other post-employment benefits	1,324	1,349
Other liabilities	156	152
Total liabilities	58,753	62,875
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares
Series A: issued 5,216,103 and 5,216,045 shares at June 30, 2022 and December 31, 2021, respectively	52	52
Series B: issued 614,852 and 614,910 shares at June 30, 2022 and December 31, 2021, respectively	6	6
Treasury stock, Series A, at cost; 478,465 shares held at June 30, 2022 and December 31, 2021	(13,443)	(13,443)
Additional paid-in capital	494,563	494,563
Accumulated other comprehensive loss	(32,145)	(32,406)
Accumulated deficit	(412,967)	(406,195)
Total shareholders’ equity	36,066	42,577
Total liabilities and shareholders’ equity	$94,819	$105,452

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 5

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30, 2022 and 2021
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2020	5,213,710	617,245	$233	$494,389	(478,465)	$(13,443)	$(32,468)	$(402,303)	$46,408
Net loss	—	—	—	—	—	—	—	(4,247)	(4,247)
Other comprehensive income	—	—	—	—	—	—	720	—	720
Conversion of Series B to Series A	2,030	(2,030)	—	—	—	—	—	—	—
Dividends declared ($0.32 per share)	—	—	—	—	—	—	—	(1,712)	(1,712)
Fractional shares paid out related to the reverse stock split	—	—	—	(1)	—	—	—	—	(1)
Reduction of shares at par value related to the reverse stock split	—	—	(175)	175	—	—	—	—	—
Balance at June 30, 2021	5,215,740	615,215	$58	$494,563	(478,465)	$(13,443)	$(31,748)	$(408,262)	$41,168
Balance at December 31, 2021	5,216,045	614,910	$58	$494,563	(478,465)	$(13,443)	$(32,406)	$(406,195)	$42,577
Net loss	—	—	—	—	—	—	—	(5,059)	(5,059)
Other comprehensive income	—	—	—	—	—	—	261	—	261
Conversion of Series B to Series A	58	(58)	—	—	—	—	—	—	—
Dividends declared ($0.32 per share)	—	—	—	—	—	—	—	(1,713)	(1,713)
Balance at June 30, 2022	5,216,103	614,852	$58	$494,563	(478,465)	$(13,443)	$(32,145)	$(412,967)	$36,066

	Three Months Ended June 30, 2022 and 2021
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2021	5,213,730	617,225	$233	$494,389	(478,465)	$(13,443)	$(32,108)	$(405,924)	$43,147
Net loss	—	—	—	—	—	—	—	(1,482)	(1,482)
Other comprehensive income	—	—	—	—	—	—	360	—	360
Conversion of Series B to Series A	2,010	(2,010)	—	—	—	—	—	—	—
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	(856)	(856)
Fractional shares paid out related to the reverse stock split	—	—	—	(1)	—	—	—	—	(1)
Reduction of shares at par value related to the reverse stock split	—	—	(175)	175	—	—	—	—	—
Balance at June 30, 2021	5,215,740	615,215	$58	$494,563	(478,465)	$(13,443)	$(31,748)	$(408,262)	$41,168
Balance at March 31, 2022	5,216,045	614,910	$58	$494,563	(478,465)	$(13,443)	$(32,276)	$(409,695)	$39,207
Net loss	—	—	—	—	—	—	—	(2,415)	(2,415)
Other comprehensive income	—	—	—	—	—	—	131	—	131
Conversion of Series B to Series A	58	(58)	—	—	—	—	—	—	—
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	(857)	(857)
Balance at June 30, 2022	5,216,103	614,852	$58	$494,563	(478,465)	$(13,443)	$(32,145)	$(412,967)	$36,066

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 6

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands (unaudited)	2022	2021
Operating Activities
Net loss	$(5,059)	$(4,247)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,428	2,173
Net periodic pension and other post-employment expense (benefit)	455	(2,070)
Bad debt expense	18	107
Deferred income taxes	47	(18)
Gain on sale/disposal of assets, net	—	(1)
Asset impairments	102	—
Changes in working capital and other operating assets and liabilities:
Accounts receivable	2,394	1,870
Inventories, prepaids and other current assets	(426)	(339)
Other assets	(3)	396
Accounts payable	(1,948)	(1,138)
Compensation and benefit obligations	(297)	(342)
Other accrued expenses	(30)	763
Contract liabilities	91	241
Other post-employment benefits	(38)	(40)
Net cash used for operating activities	(3,266)	(2,645)
Investing Activities
Purchases of assets	(900)	(263)
Sales of assets	—	1
Note payment received for asset sales	—	375
Net cash provided by (used for) investing activities	(900)	113
Financing Activities
Dividends paid	(1,713)	(1,712)
Fractional share payments related to the reverse stock split	—	(1)
Net cash used for financing activities	(1,713)	(1,713)
Net decrease in cash and cash equivalents	(5,879)	(4,245)
Cash and cash equivalents, beginning of period	32,439	42,015
Cash and cash equivalents, end of period	$26,560	$37,770

Supplemental Disclosures
Income tax paid, net	$651	$693
Noncash investing and financing activities:
Dividends payable	857	856

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 7

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

DallasNews Corporation Second Quarter 2022 on Form 10-Q 8

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

Segment Presentation.    Based on the Company’s structure and organizational chart, the Company’s chief operating decision-maker (the “CODM”) is its Chief Executive Officer, Grant S. Moise. Based on how the Company’s CODM makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment.

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

DallasNews Corporation Second Quarter 2022 on Form 10-Q 9

The table below sets forth revenue disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advertising and Marketing Services
Print advertising	$11,416	$12,265	$22,013	$23,491
Digital advertising and marketing services	6,041	6,336	11,708	11,879
Total	$17,457	$18,601	$33,721	$35,370

Circulation
Print circulation	$12,998	$13,818	$26,117	$27,794
Digital circulation	3,252	2,275	6,229	4,321
Total	$16,250	$16,093	$32,346	$32,115

Printing, Distribution and Other	$3,866	$3,974	$7,793	$7,998

Total Revenue	$37,573	$38,668	$73,860	$75,483

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

DallasNews Corporation Second Quarter 2022 on Form 10-Q 10

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

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three and six months ended June 30, 2022, the Company recognized $2,228 and $9,379, respectively, of revenue that was included in the contract liabilities balance as of December 31, 2021. The Company typically recognizes deferred revenue within 1 to 12 months.

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

The Company subleases office space in Dallas, Texas, with a remaining lease term of approximately one year. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. In the second quarter, the Company terminated the lease and sublease agreements for the office space of the Denton Publishing Company, resulting in a right-of-use asset impairment of $102 recorded in the three months ended June 30, 2022. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of June 30, 2022, sublease income is expected to approximate $440 for the remainder of 2022, $540 in 2023, and $5 in 2024.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 11

As of June 30, 2022, the Company entered into an additional operating lease with a lease term of five years, which will result in a right-of-use asset and lease liability of approximately $425 upon commencement in the third quarter of 2022.

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	June 30, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$15,655	$17,648

Liabilities
Operating
Current	Other accrued expense	$2,140	$2,430
Noncurrent	Long-term operating lease liabilities	16,864	19,181
Total lease liabilities		$19,004	$21,611

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		10.3	10.2
Weighted average discount rate (%)		7.6	7.5

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease Cost
Operating lease cost	$1,043	$1,076	$2,105	$2,151
Short-term lease cost	11	(4)	19	—
Variable lease cost	163	145	340	324
Sublease income	(304)	(248)	(641)	(485)
Total lease cost	$913	$969	$1,823	$1,990

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities			$2,167	$2,161

The table below sets forth the remaining maturities of the Company’s lease liabilities as of June 30, 2022.

Years Ending December 31,	Operating Leases
2022	$1,693
2023	3,104
2024	2,246
2025	2,209
2026	2,256
Thereafter	16,644
Total lease payments	28,152
Less: imputed interest	9,148
Total lease liabilities	$19,004

DallasNews Corporation Second Quarter 2022 on Form 10-Q 12

Note 4: Income Taxes

The Company calculated the income tax provision for the 2022 and 2021 interim periods using an estimated annual effective tax rate based on its expected annual loss before income taxes, adjusted for permanent differences, which it applied to the year-to-date loss before income taxes and specific events that are discretely recognized as they occur.

The Company recognized an income tax provision of $165 and $83 for the three months ended June 30, 2022 and 2021, respectively, and $349 and $402 for the six months ended June 30, 2022 and 2021, respectively. The income tax provision for the three and six months ended June 30, 2022 and 2021, was due to the effect of the Texas franchise tax. Effective income tax rates were (7.4) percent and (10.5) percent for the six months ended June 30, 2022 and 2021, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest cost	$1,327	$1,174	$2,655	$2,348
Expected return on plans' assets	(1,237)	(2,575)	(2,474)	(5,149)
Amortization of actuarial loss	132	361	263	722
Net periodic pension expense (benefit)	$222	$(1,040)	$444	$(2,079)

Defined Contribution Plans. The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. Aggregate expense for matching contributions to the Savings Plan was $177 and $173 for the three months ended June 30, 2022 and 2021, respectively, and $389 and $393 for the six months ended June 30, 2022 and 2021, respectively.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 13

Note 6: Shareholders’ Equity

Reverse Stock Split.    The Company’s board of directors approved a one-for-four reverse stock split of its issued, outstanding and treasury shares of common stock, par value $0.01 per share, which became effective June 8, 2021. See Note 1 – Basis of Presentation and Recently Issued Accounting Standards for additional information.

Dividends. On May 12, 2022, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on August 12, 2022, which is payable on September 2, 2022.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,737,638 and 614,852, respectively, net of treasury shares at June 30, 2022. At December 31, 2021, the Company had Series A and Series B common stock outstanding of 4,737,580 and 614,910, respectively, net of treasury shares.

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

	Three Months Ended June 30,
	2022			2021
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,276)	$(32,354)	$78	$(32,108)	$(32,210)	$102
Amortization	131	132	(1)	360	361	(1)
Balance, end of period	$(32,145)	$(32,222)	$77	$(31,748)	$(31,849)	$101

	Six Months Ended June 30,
	2022			2021
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,406)	$(32,485)	$79	$(32,468)	$(32,571)	$103
Amortization	261	263	(2)	720	722	(2)
Balance, end of period	$(32,145)	$(32,222)	$77	$(31,748)	$(31,849)	$101

DallasNews Corporation Second Quarter 2022 on Form 10-Q 14

Note 7: Earnings Per Share

The table below sets forth the net loss available to common shareholders and weighted average shares used for calculating basic earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings (Numerator)
Net loss available to common shareholders	$(2,415)	$(1,482)	$(5,059)	$(4,247)

Shares (Denominator)
Weighted average common shares outstanding (basic)	5,352,490	5,352,490	5,352,490	5,352,490

Loss Per Share
Basic	$(0.45)	$(0.28)	$(0.95)	$(0.79)

There were no options or RSUs outstanding as of June 30, 2022 and 2021, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

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

The Promissory Note is secured by a first lien deed of trust covering the property and bears interest payable in quarterly installments that began on July 1, 2019, continuing through its maturity on June 30, 2021, and includes a pre-payment feature. Interest was accrued at 3.5 percent during the first year and at 4.5 percent during the second year.

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

On June 29, 2021, the Company’s board of directors approved a second amendment and extension of the maturity date of the Promissory Note to June 30, 2022 (the “Second Modification Agreement”), effective June 30, 2021. In connection with the Second Modification Agreement, the Purchaser paid the Second Promissory Note in full. The unpaid, original principal balance of the Promissory Note continued to bear interest at the rate of 4.5 percent, with interest payable quarterly through June 30, 2022.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 15

Effective June 30, 2022, the Company and the Purchaser entered into an agreement extending the maturity date of the Promissory Note to July 29, 2022 (the “Third Modification Agreement”). The unpaid, original principal balance of the Promissory Note will bear interest at the rate of 6.5 percent, due on July 29, 2022. The Promissory Note will continue to be secured by a first priority lien on the Property. See Note 10 – Subsequent Events for additional information regarding cash proceeds received from the Purchaser.

In the three months ended June 30, 2022 and 2021, the Company recorded $251 and $271, respectively, and $500 and $520 in the six months ended June 30, 2022 and 2021, respectively, of interest income related to the promissory notes, included in other income, net in the Consolidated Statements of Operations.

Notes receivable are recorded net of an allowance for doubtful accounts. Interest income is accrued on the unpaid principal balance, included in accounts receivable in the Consolidated Balance Sheets. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Notes are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2022 and December 31, 2021, there was no allowance recorded for the notes receivable or accrued interest receivable.

Note 10: Subsequent Events

The Company evaluates subsequent events at the date of the consolidated balance sheet as well as conditions that arise after the balance sheet date but before the consolidated financial statements are issued. To the extent any events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions.

On July 29, 2022, the Company received cash proceeds of $22,516 due from the Purchaser under the Third Modification Agreement.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 16

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

Effective June 30, 2022, the Company and Charter DMN Holdings, LP (the “Purchaser”) entered into an agreement (the “Third Modification Agreement”) extending the maturity date of the promissory note of $22,400 (the “Promissory Note”), for the sale of the real estate assets previously used as the Company’s headquarters, to July 29, 2022. The unpaid, original principal balance of the Promissory Note will bear interest at the rate of 6.5 percent, due on July 29, 2022. The Promissory Note will continue to be secured by a first priority lien on the Property. See Note 10 – Subsequent Events for additional information regarding cash proceeds received from the Purchaser.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 17

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for the three and six months ended June 30, 2022 and 2021. Based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment.

The table below sets forth the components of the Company’s operating loss.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	Percentage Change	2021	2022	Percentage Change	2021
Advertising and marketing services	$17,457	(6.2)%	$18,601	$33,721	(4.7)%	$35,370
Circulation	16,250	1.0%	16,093	32,346	0.7%	32,115
Printing, distribution and other	3,866	(2.7)%	3,974	7,793	(2.6)%	7,998
Total Net Operating Revenue	37,573	(2.8)%	38,668	73,860	(2.2)%	75,483

Total Operating Costs and Expense	39,851	(4.4)%	41,680	78,616	(4.4)%	82,195

Operating Loss	$(2,278)	24.4%	$(3,012)	$(4,756)	29.1%	$(6,712)

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. In addition, the Company has experienced declines resulting from the COVID-19 pandemic and recent supply chain issues.

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

DallasNews Corporation Second Quarter 2022 on Form 10-Q 18

Advertising and marketing services revenue

Advertising and marketing services revenue was 46.5 percent and 45.7 percent of total revenue for the three and six months ended June 30, 2022, respectively, and 48.1 percent and 46.9 percent of total revenue for the three and six months ended June 30, 2021, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	Percentage Change	2021	2022	Percentage Change	2021
Print advertising	$11,416	(6.9)%	$12,265	$22,013	(6.3)%	$23,491
Digital advertising and marketing services	6,041	(4.7)%	6,336	11,708	(1.4)%	11,879
Advertising and Marketing Services	$17,457	(6.2)%	$18,601	$33,721	(4.7)%	$35,370

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. Display and classified print revenue increased $111 and $377 in the three and six months ended June 30, 2022, respectively, primarily due to a volume increase in display advertisements.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers, niche publications, and distributed to publications in other markets, or distributed to non-subscribers through the mail. Preprint advertising also includes other services revenue related to the Company’s niche publications. Revenue decreased $960 and $1,855 in the three and six months ended June 30, 2022, respectively, primarily due to a volume decline in preprint advertisements and supply chain issues impacting advertisers.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing management, consulting, creative services, targeted and multi-channel (programmatic) advertising placed on third-party websites, digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, social media management, search optimization, direct mail and the sale of promotional materials. Revenue decreased $295 and $171 in the three and six months ended June 30, 2022, respectively, primarily due to a decline in marketing services revenue resulting from some contracts ending and some new contracts slower to start than expected, partially offset by an increase in digital advertising on dallasnews.com.

Circulation revenue

Circulation revenue was 43.2 percent and 43.8 percent of total revenue for the three and six months ended June 30, 2022, respectively, and 41.6 percent and 42.5 percent of total revenue for the three and six months ended June 30, 2021, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	Percentage Change	2021	2022	Percentage Change	2021
Print circulation	$12,998	(5.9)%	$13,818	$26,117	(6.0)%	$27,794
Digital circulation	3,252	42.9%	2,275	6,229	44.2%	4,321
Circulation	$16,250	1.0%	$16,093	$32,346	0.7%	$32,115

Print circulation

Revenue decreased primarily driven by volume declines, partially offset by rate increases. Home delivery revenue decreased $683 or 5.4 percent in the three months ended June 30, 2022, and $1,367 or 5.4 percent in the six months ended June 30, 2022. Single copy revenue decreased $138 or 11.5 percent in the three months ended June 30, 2022, and $310 or 12.7 percent in the six months ended June 30, 2022.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 19

Digital circulation

Revenue increased in the three and six months ended June 30, 2022, due to an increase in digital-only subscriptions of approximately 9,758 or 18.4 percent when compared to June 30, 2021, reflecting the Company’s continued focus on growing its paid digital memberships and improving the member experience.

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.3 percent and 10.5 percent of total revenue for the three and six months ended June 30, 2022, respectively, and 10.3 percent and 10.6 percent of total revenue for the three and six months ended June 30, 2021, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	Percentage Change	2021	2022	Percentage Change	2021
Printing, Distribution and Other	$3,866	(2.7)%	$3,974	$7,793	(2.6)%	$7,998

Revenue decreased in the three and six months ended June 30, 2022, primarily due to a decline in commercial printing and distribution revenue.

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	Percentage Change	2021	2022	Percentage Change	2021
Employee compensation and benefits	$16,804	(7.2)%	$18,116	$33,214	(7.9)%	$36,063
Other production, distribution and operating costs	19,725	(2.1)%	20,151	38,974	(0.7)%	39,241
Newsprint, ink and other supplies	2,504	5.3%	2,378	4,898	3.8%	4,719
Depreciation	716	(30.8)%	1,035	1,428	(32.3)%	2,109
Amortization	—	N/A	—	—	(100.0)%	64
Gain on sale/disposal of assets, net	—	N/A	—	—	100.0%	(1)
Asset impairments	102	N/A	—	102	N/A	—
Total Operating Costs and Expense	$39,851	(4.4)%	$41,680	$78,616	(4.4)%	$82,195

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits decreased $1,312 and $2,849 in the three and six months ended June 30, 2022, respectively, primarily due to headcount reductions of 53 since June 30, 2021.

Other production, distribution and operating costs – Expense decreased $426 and $267 in the three and six months ended June 30, 2022, respectively, primarily due to a decrease in distribution expense.

Newsprint, ink and other supplies – Expense increased $126 and $179 in the three and six months ended June 30, 2022, respectively. Competitive pricing is available under the Company’s paper supply agreement; however, the price of newsprint increased, partially offset by savings from reduced newsprint costs associated with lower circulation volumes. Newsprint consumption for the three months ended June 30, 2022 and 2021, approximated 1,902 and 2,204 metric tons, respectively, and 3,790 and 4,263 metric tons for the six months ended June 30, 2022 and 2021, respectively.

Depreciation – Expense decreased $319 and $681 in the three and six months ended June 30, 2022, respectively, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated and the Company has reduced capital spending.

Amortization – Expense decreased due to all intangible assets being fully amortized in the first quarter of 2021.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 20

Gain on sale/disposal of assets, net – The Company disposed assets that were no longer in use and from time to time, the Company will sell disposed assets.

Asset impairments – In the second quarter, the Company terminated the lease and sublease agreements for the office space of the Denton Publishing Company, resulting in a right-of-use asset impairment of $102 recorded in the three months ended June 30, 2022.

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	Percentage Change	2021	2022	Percentage Change	2021
Other income, net	$28	(98.3)%	$1,613	$46	(98.4)%	$2,867

Income tax provision	$165	98.8%	$83	$349	(13.2)%	$402

Other income, net – Other income, net includes net periodic pension and other post-employment expense (benefit) of $455 and $(2,070) for the six months ended June 30, 2022 and 2021, respectively. Interest income (expense) and gain (loss) from investments and are also included in other income, net. In the three months ended June 30, 2022 and 2021, the Company recorded $251 and $271, respectively, and $500 and $520 in the six months ended June 30, 2022 and 2021, respectively, of interest income related to the promissory notes from the sale of the Company’s former headquarters.

Income tax provision – The Company recognized an income tax provision of $165 and $83 for the three months ended June 30, 2022 and 2021, respectively, and $349 and $402 for the six months ended June 30, 2022 and 2021, respectively. The income tax provision for the three and six months ended June 30, 2022 and 2021, was due to the effect of the Texas franchise tax. Effective income tax rates were (7.4) percent and (10.5) percent for the six months ended June 30, 2022 and 2021, respectively.

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

Liquidity and Capital Resources

The Company’s cash balances as of June 30, 2022 and December 31, 2021, were $26,560 and $32,439, respectively.

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

The American Rescue Plan Act of 2021 (the “ARP Act”) was passed and signed into law on March 11, 2021, and was designed to speed up the United States’ economic recovery. The ARP Act contains many provisions, including direct cash payments to eligible taxpayers below specified income limits, extended unemployment insurance benefits, additional relief designed to prevent layoffs and business closures at small businesses, and pension relief provisions. The pension relief provisions include extending the interest rate relief passed in previous years, permanently adding a floor to funding interest rates, and permanently changing the amortization period for pension underfunding from 7 to 15 years. All provisions are required to be effective for plan years beginning in 2022, but plan sponsors can elect certain provisions to apply to plan years beginning as early as 2019. The Company benefited from the shortfall amortization relief provisions and the segment interest rate relief provisions contained in the ARP Act effective for the 2020 plan year.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 21

As a direct result of COVID-19 uncertainties, on April 3, 2020, the Company and Charter DMN Holdings, LP (the “Purchaser”) entered into an amendment to the two-year seller-financed promissory note of $22,400 (the “Promissory Note”), for the sale of the real estate assets previously used as the Company’s headquarters. The amendment (the “Second Promissory Note”), in the principal amount of $375, included a deferred interest payment of $195 that was due April 1, 2020, and a 2019 real property tax reconciliation payment due from the Purchaser. Subsequently, on June 29, 2021, the Company’s board of directors approved a second amendment and extension of the maturity date of the Promissory Note to June 30, 2022 (the “Second Modification Agreement”), effective June 30, 2021. In connection with the Second Modification Agreement, the Purchaser paid the Second Promissory Note in full. The unpaid, original principal balance of the Promissory Note continued to bear interest at the rate of 4.5 percent, with interest payable quarterly through June 30, 2022. Effective June 30, 2022, the Company and the Purchaser entered into an agreement extending the maturity date of the Promissory Note to July 29, 2022 (the “Third Modification Agreement”). The unpaid, original principal balance of the Promissory Note will bear interest at the rate of 6.5 percent, due on July 29, 2022. The Promissory Note will continue to be secured by a first priority lien on the Property. See Note 10 – Subsequent Events for additional information regarding cash proceeds received from the Purchaser.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash used for operating activities for the six months ended June 30, 2022 and 2021, was $3,266 and $2,645, respectively. Cash flows used for operating activities increased by $621 during the six months ended June 30, 2022, when compared to the prior year period, primarily due to changes in working capital and other operating assets and liabilities.

Investing Cash Flows

Net cash provided by (used for) investing activities was $(900) and $113 for the six months ended June 30, 2022 and 2021, respectively. Cash flows from investing activities included $900 and $263 of capital spending in 2022 and 2021, respectively, and cash proceeds of $375 received in the second quarter of 2021 to pay the Second Promissory Note in full as discussed above.

Financing Cash Flows

Net cash used for financing activities was $1,713 and $1,713 for the six months ended June 30, 2022 and 2021, primarily attributable to dividend payments.

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

On May 12, 2022, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on August 12, 2022, which is payable on September 2, 2022.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 7, 2022, with the Securities and Exchange Commission (“SEC”).

DallasNews Corporation Second Quarter 2022 on Form 10-Q 22

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2022, management concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 23

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 24

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

3.6	*	Certificate of Correction to Certificate of Amendment (Exhibit 3.2 to the June 30, 2021 Form 8-K)
3.7	*	Amended and Restated Bylaws of DallasNews Corporation (Exhibit 3.3 to the June 30, 2021 Form 8-K)
4.1	*	Description of Capital Stock (Exhibit 4.1 to the July 2, 2018 Form 8-K)
4.2	*

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
* (b) Promissory Note (Interest and Property Tax Reconciliation) effective April 1, 2020 (Exhibit 10.2 to the April 6, 2020 Form 8-K)
* (c) Second Modification Agreement effective June 30, 2021 (Exhibit 10.1 to the June 30, 2021 Form 8-K)

DallasNews Corporation Second Quarter 2022 on Form 10-Q 25

Exhibit Number	Description
			*	(d)

Third Modification Agreement effective June 30, 2022 (Exhibit 10.1 to DallasNews Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2022 (Securities and Exchange Commission File No. 001-33741))

10.2	*	Compensatory plans and arrangements:
		~(1)		DallasNews Savings Plan as Amended and Restated Effective January 1, 2022
		~(2)	*	A. H. Belo 2017 Incentive Compensation Plan (Exhibit I to A. H. Belo Corporation’s Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on March 28, 2017)
			*	(a)

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

Robert W. Decherd Compensation Agreement dated May 12, 2022 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 (Securities and Exchange Commission File No. 001-33741) (the “May 12, 2022 Form 8-K”))

		~(5)	*	Grant S. Moise Compensation Agreement dated May 12, 2022 (Exhibit 10.2 to the May 12, 2022 Form 8-K)
		~(6)	*	Katy Murray Compensation Agreement dated May 12, 2022 (Exhibit 10.3 to the May 12, 2022 Form 8-K)
10.3	*	Agreements relating to the separation of A. H. Belo from its former parent company:
		(1)	*

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

31.1				Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2				Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32				Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DallasNews Corporation Second Quarter 2022 on Form 10-Q 26

Exhibit Number	Description
101.INS	**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

DallasNews Corporation Second Quarter 2022 on Form 10-Q 27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLASNEWS CORPORATION

By:	/s/	Katy Murray
Katy Murray
President and Chief Financial Officer
(Principal Financial Officer)

Dated:	July 29, 2022

DallasNews Corporation Second Quarter 2022 on Form 10-Q 28

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

DallasNews Corporation Second Quarter 2022 on Form 10-Q 29