Form 10-Q
period 2022-09-30
DallasNews Corp
filed 2022-10-25
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Shares of Common Stock outstanding at October 21, 2022: 5,352,490 shares (consisting of 4,737,772 shares of Series A Common Stock and 614,718 shares of Series B Common Stock).

DALLASNEWS CORPORATION

FORM 10-Q

DallasNews Corporation Third Quarter 2022 on Form 10-Q

PART I

Item 1. Financial Information

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except share and per share amounts (unaudited)	2022	2021	2022	2021
Net Operating Revenue:
Advertising and marketing services	$17,525	$18,101	$51,246	$53,471
Circulation	16,230	16,157	48,576	48,272
Printing, distribution and other	3,933	4,053	11,726	12,051
Total net operating revenue	37,688	38,311	111,548	113,794
Operating Costs and Expense:
Employee compensation and benefits	16,428	17,131	49,642	53,194
Other production, distribution and operating costs	19,691	20,041	58,665	59,282
Newsprint, ink and other supplies	3,161	2,439	8,059	7,158
Depreciation	699	1,018	2,127	3,127
Amortization	—	—	—	64
Loss on sale/disposal of assets, net	—	30	—	29
Asset impairments	—	232	102	232
Total operating costs and expense	39,979	40,891	118,595	123,086
Operating loss	(2,291)	(2,580)	(7,047)	(9,292)
Other income (loss), net	(94)	1,827	(48)	4,694
Loss Before Income Taxes	(2,385)	(753)	(7,095)	(4,598)
Income tax provision (benefit)	201	(2,384)	550	(1,982)
Net Income (Loss)	$(2,586)	$1,631	$(7,645)	$(2,616)

Per Share Basis
Net income (loss)
Basic	$(0.48)	$0.30	$(1.43)	$(0.49)
Number of common shares used in the per share calculation:
Basic	5,352,490	5,352,490	5,352,490	5,352,490

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 3

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (unaudited)	2022	2021	2022	2021
Net Income (Loss)	$(2,586)	$1,631	$(7,645)	$(2,616)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	130	360	391	1,080
Total other comprehensive income, net of tax	130	360	391	1,080
Total Comprehensive Income (Loss)	$(2,456)	$1,991	$(7,254)	$(1,536)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 4

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
In thousands, except share amounts (unaudited)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$33,031	$32,439
Accounts receivable (net of allowance of $435 and $551 at September 30, 2022 and December 31, 2021, respectively)	13,256	16,012
Notes receivable	—	22,400
Inventories	1,844	2,192
Prepaids and other current assets	3,714	3,485
Total current assets	51,845	76,528
Property, plant and equipment, at cost	313,583	312,979
Less accumulated depreciation	(305,773)	(304,157)
Property, plant and equipment, net	7,810	8,822
Operating lease right-of-use assets	15,449	17,648
Deferred income taxes, net	186	257
Other assets	2,096	2,197
Total assets	$77,386	$105,452
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,623	$7,821
Accrued compensation and benefits	6,001	4,932
Other accrued expense	4,818	4,573
Contract liabilities	9,389	10,592
Total current liabilities	24,831	27,918
Long-term pension liabilities	9,546	14,275
Long-term operating lease liabilities	16,815	19,181
Other post-employment benefits	1,311	1,349
Other liabilities	158	152
Total liabilities	52,661	62,875
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares
Series A: issued 5,216,208 and 5,216,045 shares at September 30, 2022 and December 31, 2021, respectively	52	52
Series B: issued 614,747 and 614,910 shares at September 30, 2022 and December 31, 2021, respectively	6	6
Treasury stock, Series A, at cost; 478,465 shares held at September 30, 2022 and December 31, 2021	(13,443)	(13,443)
Additional paid-in capital	494,563	494,563
Accumulated other comprehensive loss	(32,015)	(32,406)
Accumulated deficit	(424,438)	(406,195)
Total shareholders’ equity	24,725	42,577
Total liabilities and shareholders’ equity	$77,386	$105,452

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 5

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30, 2022 and 2021
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2020	5,213,710	617,245	$233	$494,389	(478,465)	$(13,443)	$(32,468)	$(402,303)	$46,408
Net loss	—	—	—	—	—	—	—	(2,616)	(2,616)
Other comprehensive income	—	—	—	—	—	—	1,080	—	1,080
Conversion of Series B to Series A	2,035	(2,035)	—	—	—	—	—	—	—
Dividends declared ($0.48 per share)	—	—	—	—	—	—	—	(2,568)	(2,568)
Fractional shares paid out related to the reverse stock split	—	—	—	(1)	—	—	—	—	(1)
Reduction of shares at par value related to the reverse stock split	—	—	(175)	175	—	—	—	—	—
Balance at September 30, 2021	5,215,745	615,210	$58	$494,563	(478,465)	$(13,443)	$(31,388)	$(407,487)	$42,303
Balance at December 31, 2021	5,216,045	614,910	$58	$494,563	(478,465)	$(13,443)	$(32,406)	$(406,195)	$42,577
Net loss	—	—	—	—	—	—	—	(7,645)	(7,645)
Other comprehensive income	—	—	—	—	—	—	391	—	391
Conversion of Series B to Series A	163	(163)	—	—	—	—	—	—	—
Dividends declared ($1.98 per share)	—	—	—	—	—	—	—	(10,598)	(10,598)
Balance at September 30, 2022	5,216,208	614,747	$58	$494,563	(478,465)	$(13,443)	$(32,015)	$(424,438)	$24,725

	Three Months Ended September 30, 2022 and 2021
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2021	5,215,740	615,215	$58	$494,563	(478,465)	$(13,443)	$(31,748)	$(408,262)	$41,168
Net income	—	—	—	—	—	—	—	1,631	1,631
Other comprehensive income	—	—	—	—	—	—	360	—	360
Conversion of Series B to Series A	5	(5)	—	—	—	—	—	—	—
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	(856)	(856)
Balance at September 30, 2021	5,215,745	615,210	$58	$494,563	(478,465)	$(13,443)	$(31,388)	$(407,487)	$42,303
Balance at June 30, 2022	5,216,103	614,852	$58	$494,563	(478,465)	$(13,443)	$(32,145)	$(412,967)	$36,066
Net loss	—	—	—	—	—	—	—	(2,586)	(2,586)
Other comprehensive income	—	—	—	—	—	—	130	—	130
Conversion of Series B to Series A	105	(105)	—	—	—	—	—	—	—
Dividends declared ($1.66 per share)	—	—	—	—	—	—	—	(8,885)	(8,885)
Balance at September 30, 2022	5,216,208	614,747	$58	$494,563	(478,465)	$(13,443)	$(32,015)	$(424,438)	$24,725

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 6

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In thousands (unaudited)	2022	2021
Operating Activities
Net loss	$(7,645)	$(2,616)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,127	3,191
Net periodic costs and contributions related to employee benefit plans	(4,318)	(3,105)
Bad debt expense	165	106
Deferred income taxes	72	(26)
Loss on sale/disposal of assets, net	—	29
Asset impairments	102	232
Changes in working capital and other operating assets and liabilities:
Accounts receivable	2,591	2,207
Inventories, prepaids and other current assets	119	(663)
Other assets	101	401
Accounts payable	(3,198)	(1,562)
Compensation and benefit obligations	1,069	1,114
Other accrued expenses	225	(3,137)
Contract liabilities	(1,203)	(757)
Other post-employment benefits	(58)	(54)
Net cash used for operating activities	(9,851)	(4,640)
Investing Activities
Purchases of assets	(1,359)	(523)
Sales of assets	—	1
Note payment received for asset sales	22,400	375
Net cash provided by (used for) investing activities	21,041	(147)
Financing Activities
Dividends paid	(10,598)	(2,568)
Fractional share payments related to the reverse stock split	—	(1)
Net cash used for financing activities	(10,598)	(2,569)
Net increase (decrease) in cash and cash equivalents	592	(7,356)
Cash and cash equivalents, beginning of period	32,439	42,015
Cash and cash equivalents, end of period	$33,031	$34,659

Supplemental Disclosures
Income tax paid, net	$652	$693
Noncash investing and financing activities:
Dividends payable	856	856

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 7

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

Reverse Stock Split.    In May 2021, at the Company’s 2021 annual meeting of shareholders, its shareholders approved a reverse stock split at a ratio of not less than one-for-three and not more than one-for-five, with the exact ratio to be determined by the Company’s board of directors. Following the annual meeting, the Company’s board of directors approved a one-for-four reverse stock split of its issued, outstanding and treasury shares of common stock, par value $0.01 per share, which became effective June 8, 2021. As a result, every four shares of the Company’s issued and outstanding Series A common stock and Series B common stock (and any such shares held in treasury) were converted into one share of Series A common stock and Series B common stock, respectively. All fractional shares were settled in cash in connection with the reverse stock split on June 9, 2021. The par value of the Series A and Series B common stock was not adjusted as a result of the reverse stock split and the Company reclassified an amount equal to the reduction in the number of Company shares at par value to additional paid-in capital.

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

Areas where estimates are used include valuation allowances for doubtful accounts, fair value measurements, pension plan assets, pension and other post-employment benefit obligation assumptions, income taxes, leases, self-insured liabilities, and assumptions related to long-lived assets impairment review.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 8

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance will be effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company currently anticipates adopting this ASU on January 1, 2023, using the modified retrospective approach and does not expect a material impact on its consolidated financial statements.

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

The table below sets forth revenue disaggregated by revenue source.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advertising and Marketing Services
Print advertising	$11,069	$11,236	$33,082	$34,727
Digital advertising and marketing services	6,456	6,865	18,164	18,744
Total	$17,525	$18,101	$51,246	$53,471

Circulation
Print circulation	$12,746	$13,661	$38,863	$41,455
Digital circulation	3,484	2,496	9,713	6,817
Total	$16,230	$16,157	$48,576	$48,272

Printing, Distribution and Other	$3,933	$4,053	$11,726	$12,051

Total Revenue	$37,688	$38,311	$111,548	$113,794

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

DallasNews Corporation Third Quarter 2022 on Form 10-Q 9

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

DallasNews Corporation Third Quarter 2022 on Form 10-Q 10

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three and nine months ended September 30, 2022, the Company recognized $271 and $9,650, respectively, of revenue that was included in the contract liabilities balance as of December 31, 2021. The Company typically recognizes deferred revenue within 1 to 12 months.

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

The Company subleases office space in Dallas, Texas, with a remaining lease term of approximately one year. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. The Company terminated the lease and sublease agreements for the office space of the Denton Publishing Company, resulting in a right-of-use asset impairment of $102 recorded in the second quarter of 2022. In the third quarter of 2021, the Company subleased office space in Dallas, Texas at a lower rate than the head lease, resulting in a right-of-use asset impairment of $232. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of September 30, 2022, sublease income is expected to approximate $230 for the remainder of 2022, $640 in 2023, and $5 in 2024.

As of September 30, 2022, the Company renewed three operating leases with lease terms of three years, which will result in a right-of-use asset and lease liability of approximately $810 in aggregate upon commencement in the first quarter of 2023.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 11

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	September 30, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$15,449	$17,648

Liabilities
Operating
Current	Other accrued expense	$1,945	$2,430
Noncurrent	Long-term operating lease liabilities	16,815	19,181
Total lease liabilities		$18,760	$21,611

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		10.1	10.2
Weighted average discount rate (%)		7.7	7.5

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease Cost
Operating lease cost	$991	$1,075	$3,096	$3,226
Short-term lease cost	29	—	48	—
Variable lease cost	156	194	496	518
Sublease income	(257)	(256)	(898)	(741)
Total lease cost	$919	$1,013	$2,742	$3,003

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities			$3,180	$3,249
Right-of-use assets obtained in exchange for operating lease liabilities			424	—

The table below sets forth the remaining maturities of the Company’s lease liabilities as of September 30, 2022.

Years Ending December 31,	Operating Leases
2022	$697
2023	3,202
2024	2,348
2025	2,315
2026	2,366
Thereafter	16,719
Total lease payments	27,647
Less: imputed interest	8,887
Total lease liabilities	$18,760

DallasNews Corporation Third Quarter 2022 on Form 10-Q 12

Note 4: Income Taxes

The Company calculated the income tax provision (benefit) for the 2022 and 2021 interim periods using an estimated annual effective tax rate based on its expected annual loss before income taxes, adjusted for permanent differences, which it applied to the year-to-date loss before income taxes and specific events that are discretely recognized as they occur.

The Company recognized an income tax provision (benefit) of $201 and $(2,384) for the three months ended September 30, 2022 and 2021, respectively, and $550 and $(1,982) for the nine months ended September 30, 2022 and 2021, respectively. Effective income tax rates were (7.8) percent and 43.1 percent for the nine months ended September 30, 2022 and 2021, respectively.

The income tax provision for the three and nine months ended September 30, 2022, was due to the effect of the Texas franchise tax.

The income tax benefit for the three and nine months ended September 30, 2021, was due to the release of $2,575, included in other liabilities, for a federal uncertain tax reserve resulting from the statute of limitations lapsing in August 2021, partially offset by the effect of the Texas franchise tax. In connection with the release of a federal uncertain tax reserve, the Company released a reserve for interest included in other liabilities and recognized $548 in other income (loss), net in the three months ended September 30, 2021.

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

On August 9, 2022, the CHIPS and Science Act of 2022 (“the CHIPS Act”) was enacted and signed into law. The CHIPS Act is legislation that is designed to boost domestic semiconductor manufacturing and encourage US research activities through federal funding and tax credits that will not have a material impact on the Company’s consolidated financial statements.

On August 16, 2022, the Inflation Reduction Act (the “Act”) was enacted and signed into law. The Act is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15 percent, an excise tax of 1 percent on corporate stock buy-backs, energy-related tax credits, and additional IRS funding. The Company does not expect the tax provisions to have a material impact on its consolidated financial statements.

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

No contributions are required to the DallasNews Pension Plans in 2022 under the applicable tax and labor laws governing pension plan funding. On August 31, 2022, the Company made a board approved voluntary contribution of $5,000 to the Pension Plans, reflected in long-term pension liabilities in the Consolidated Balance Sheet.

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

DallasNews Corporation Third Quarter 2022 on Form 10-Q 13

The table below sets forth components of net periodic pension expense (benefit), which are included in other income (loss), net in the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest cost	$1,328	$1,174	$3,983	$3,522
Expected return on plans' assets	(1,237)	(2,574)	(3,711)	(7,723)
Amortization of actuarial loss	131	361	394	1,083
Net periodic pension expense (benefit)	$222	$(1,039)	$666	$(3,118)

Defined Contribution Plans. The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. Aggregate expense for matching contributions to the Savings Plan was $178 and $175 for the three months ended September 30, 2022 and 2021, respectively, and $567 and $568 for the nine months ended September 30, 2022 and 2021, respectively.

Note 6: Shareholders’ Equity

Reverse Stock Split.    The Company’s board of directors approved a one-for-four reverse stock split of its issued, outstanding and treasury shares of common stock, par value $0.01 per share, which became effective June 8, 2021. See Note 1 – Basis of Presentation and Recently Issued Accounting Standards for additional information.

Dividends. On August 22, 2022, the Company’s board of directors declared a special, one-time $1.50 per share dividend to shareholders of record as of the close of business on September 9, 2022, which was paid on September 30, 2022, returning $8,029 to shareholders. On September 22, 2022, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on November 10, 2022, which is payable on December 2, 2022.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,737,743 and 614,747, respectively, net of treasury shares at September 30, 2022. At December 31, 2021, the Company had Series A and Series B common stock outstanding of 4,737,580 and 614,910, respectively, net of treasury shares.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss consists of actuarial gains and losses attributable to the DallasNews Pension Plans, gains and losses resulting from Pension Plans’ amendments and other actuarial experience attributable to other post-employment benefit (“OPEB”) plans. The Company records amortization of the components of accumulated other comprehensive loss in other income (loss), net in its Consolidated Statements of Operations. Gains and losses are amortized over the weighted average remaining life expectancy of the OPEB plans and Pension Plans’ participants.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 14

The tables below set forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Three Months Ended September 30,
	2022			2021
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,145)	$(32,222)	$77	$(31,748)	$(31,849)	$101
Amortization	130	131	(1)	360	361	(1)
Balance, end of period	$(32,015)	$(32,091)	$76	$(31,388)	$(31,488)	$100

	Nine Months Ended September 30,
	2022			2021
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,406)	$(32,485)	$79	$(32,468)	$(32,571)	$103
Amortization	391	394	(3)	1,080	1,083	(3)
Balance, end of period	$(32,015)	$(32,091)	$76	$(31,388)	$(31,488)	$100

Note 7: Earnings Per Share

The table below sets forth the net income (loss) available to common shareholders and weighted average shares used for calculating basic earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings (Numerator)
Net income (loss) available to common shareholders	$(2,586)	$1,631	$(7,645)	$(2,616)

Shares (Denominator)
Weighted average common shares outstanding (basic)	5,352,490	5,352,490	5,352,490	5,352,490

Income (Loss) Per Share
Basic	$(0.48)	$0.30	$(1.43)	$(0.49)

There were no options or RSUs outstanding as of September 30, 2022 and 2021, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

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

DallasNews Corporation Third Quarter 2022 on Form 10-Q 15

Note 9: Disposal of Assets

In May 2019, the Company finalized a Purchase and Sale Agreement with Charter DMN Holdings, LP (the “Purchaser”) for the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000 and a pretax gain of $25,908. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two year seller-financed promissory note of $22,400 (the “Promissory Note”), included in current notes receivable in the December 31, 2021 Consolidated Balance Sheet.

Effective June 30, 2022, the Company and the Purchaser entered into an agreement extending the maturity date of the Promissory Note to July 29, 2022 (the “Third Modification Agreement”). The unpaid, original principal balance of the Promissory Note accrued interest at the rate of 6.5 percent.

On July 29, 2022, the Company was paid in full, receiving cash proceeds of $22,516, including interest, due from the Purchaser under the Third Modification Agreement

In the three months ended September 30, 2022 and 2021, the Company recorded $116 and $254, respectively, and $616 and $774 in the nine months ended September 30, 2022 and 2021, respectively, of interest income related to the Promissory Note, included in other income (loss), net in the Consolidated Statements of Operations.

Notes receivable are recorded net of an allowance for doubtful accounts. Interest income is accrued on the unpaid principal balance, included in accounts receivable in the Consolidated Balance Sheets. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Notes are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021, there was no allowance recorded for the notes receivable or accrued interest receivable.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 16

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

In May 2021, at the Company’s 2021 annual meeting of shareholders, its shareholders approved a reverse stock split at a ratio of not less than one-for-three and not more than one-for-five, with the exact ratio to be determined by the Company’s board of directors. Following the annual meeting, the Company’s board of directors approved a one-for-four reverse stock split of its issued, outstanding and treasury shares of common stock, par value $0.01 per share, which became effective June 8, 2021. As a result, every four shares of the Company’s issued and outstanding Series A common stock and Series B common stock (and any such shares held in treasury) were converted into one share of Series A common stock and Series B common stock, respectively. All fractional shares were settled in cash in connection with the reverse stock split on June 9, 2021. The par value of the Series A and Series B common stock was not adjusted as a result of the reverse stock split and the Company reclassified an amount equal to the reduction in the number of Company shares at par value to additional paid-in capital.

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

Effective June 30, 2022, the Company and Charter DMN Holdings, LP (the “Purchaser”) entered into an agreement (the “Third Modification Agreement”) extending the maturity date of the promissory note of $22,400 (the “Promissory Note”), for the sale of the real estate assets previously used as the Company’s headquarters, to July 29, 2022. The unpaid, original principal balance of the Promissory Note accrued interest at the rate of 6.5 percent. On July 29, 2022, the Company was paid in full, receiving cash proceeds of $22,516, including interest, due from the Purchaser under the Third Modification Agreement.

In the third quarter, the Company made a board approved voluntary contribution of $5,000 to the DallasNews Corporation Pension Plans (the “Pension Plans”) and its board declared a special, one-time $1.50 per share dividend, paid on September 30, 2022, returning $8,029 to shareholders.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 17

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for the three and nine months ended September 30, 2022 and 2021. Based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment.

The table below sets forth the components of the Company’s operating loss.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	Percentage Change	2021	2022	Percentage Change	2021
Advertising and marketing services	$17,525	(3.2)%	$18,101	$51,246	(4.2)%	$53,471
Circulation	16,230	0.5%	16,157	48,576	0.6%	48,272
Printing, distribution and other	3,933	(3.0)%	4,053	11,726	(2.7)%	12,051
Total Net Operating Revenue	37,688	(1.6)%	38,311	111,548	(2.0)%	113,794

Total Operating Costs and Expense	39,979	(2.2)%	40,891	118,595	(3.6)%	123,086

Operating Loss	$(2,291)	11.2%	$(2,580)	$(7,047)	24.2%	$(9,292)

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. Decreases in print display and classified categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. In addition, the Company has experienced declines resulting from the COVID-19 pandemic.

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

DallasNews Corporation Third Quarter 2022 on Form 10-Q 18

Advertising and marketing services revenue

Advertising and marketing services revenue was 46.5 percent and 45.9 percent of total revenue for the three and nine months ended September 30, 2022, respectively, and 47.2 percent and 47.0 percent of total revenue for the three and nine months ended September 30, 2021, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	Percentage Change	2021	2022	Percentage Change	2021
Print advertising	$11,069	(1.5)%	$11,236	$33,082	(4.7)%	$34,727
Digital advertising and marketing services	6,456	(6.0)%	6,865	18,164	(3.1)%	18,744
Advertising and Marketing Services	$17,525	(3.2)%	$18,101	$51,246	(4.2)%	$53,471

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. Display and classified print revenue increased $176 and $553 in the three and nine months ended September 30, 2022, respectively, primarily due to volume increases in display and employment classified advertisements.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers, niche publications, and distributed to publications in other markets, or distributed to non-subscribers through the mail. Preprint advertising also includes other services revenue related to the Company’s niche publications. Revenue decreased $343 and $2,198 in the three and nine months ended September 30, 2022, respectively, primarily due to a volume decline in preprinted advertisements and reduced advertiser spending.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing management, consulting, creative services, targeted and multi-channel (programmatic) advertising placed on third-party websites, digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, social media management, search optimization, direct mail and the sale of promotional materials. Revenue decreased $409 and $580 in the three and nine months ended September 30, 2022, respectively, primarily due to a decline in direct mail and the sale of promotional materials, partially offset by an increase in marketing services resulting from the start of new contracts.

Circulation revenue

Circulation revenue was 43.1 percent and 43.6 percent of total revenue for the three and nine months ended September 30, 2022, respectively, and 42.2 percent and 42.4 percent of total revenue for the three and nine months ended September 30, 2021, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	Percentage Change	2021	2022	Percentage Change	2021
Print circulation	$12,746	(6.7)%	$13,661	$38,863	(6.3)%	$41,455
Digital circulation	3,484	39.6%	2,496	9,713	42.5%	6,817
Circulation	$16,230	0.5%	$16,157	$48,576	0.6%	$48,272

Print circulation

Revenue decreased primarily driven by volume declines, partially offset by rate increases. Home delivery revenue decreased $722 or 5.8 percent in the three months ended September 30, 2022, and $2,089 or 5.5 percent in the nine months ended September 30, 2022. Single copy revenue decreased $193 or 16.8 percent in the three months ended September 30, 2022, and $503 or 14.0 percent in the nine months ended September 30, 2022.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 19

Digital circulation

Revenue increased in the three and nine months ended September 30, 2022, due to an increase in digital-only subscriptions of approximately 7,088 or 12.4 percent when compared to September 30, 2021, reflecting the Company’s continued focus on growing its paid digital memberships and improving the member experience.

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.4 percent and 10.5 percent of total revenue for the three and nine months ended September 30, 2022, respectively, and 10.6 percent and 10.6 percent of total revenue for the three and nine months ended September 30, 2021, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	Percentage Change	2021	2022	Percentage Change	2021
Printing, Distribution and Other	$3,933	(3.0)%	$4,053	$11,726	(2.7)%	$12,051

Revenue decreased in the three and nine months ended September 30, 2022, primarily due to a decline in revenue from mailed advertisements for business customers.

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	Percentage Change	2021	2022	Percentage Change	2021
Employee compensation and benefits	$16,428	(4.1)%	$17,131	$49,642	(6.7)%	$53,194
Other production, distribution and operating costs	19,691	(1.7)%	20,041	58,665	(1.0)%	59,282
Newsprint, ink and other supplies	3,161	29.6%	2,439	8,059	12.6%	7,158
Depreciation	699	(31.3)%	1,018	2,127	(32.0)%	3,127
Amortization	—	N/A	—	—	(100.0)%	64
Loss on sale/disposal of assets, net	—	(100.0)%	30	—	(100.0)%	29
Asset impairments	—	(100.0)%	232	102	(56.0)%	232
Total Operating Costs and Expense	$39,979	(2.2)%	$40,891	$118,595	(3.6)%	$123,086

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits decreased $703 and $3,552 in the three and nine months ended September 30, 2022, respectively, primarily due to a reduction in medical expense.

Other production, distribution and operating costs – Expense decreased $350 and $617 in the three and nine months ended September 30, 2022, respectively, primarily due to a decrease in distribution expense.

Newsprint, ink and other supplies – Expense increased $722 and $901 in the three and nine months ended September 30, 2022, respectively. Competitive pricing is available under the Company’s paper supply agreement; however, the price of newsprint increased, partially offset by savings from reduced newsprint costs associated with lower circulation volumes. Newsprint consumption for the three months ended September 30, 2022 and 2021, approximated 1,915 and 2,035 metric tons, respectively, and 5,705 and 6,298 metric tons for the nine months ended September 30, 2022 and 2021, respectively.

Depreciation – Expense decreased $319 and $1,000 in the three and nine months ended September 30, 2022, respectively, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated.

Amortization – Expense decreased due to all intangible assets being fully amortized in the first quarter of 2021.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 20

Loss on sale/disposal of assets, net – The Company disposed assets that were no longer in use and from time to time, the Company will sell disposed assets.

Asset impairments – In the second quarter of 2022, the Company terminated the lease and sublease agreements for the office space of the Denton Publishing Company, resulting in a right-of-use asset impairment of $102. In the third quarter of 2021, the Company subleased office space in Dallas, Texas at a lower rate than the head lease, resulting in a right-of-use asset impairment of $232.

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	Percentage Change	2021	2022	Percentage Change	2021
Other income (loss), net	$(94)	(105.1)%	$1,827	$(48)	(101.0)%	$4,694

Income tax provision (benefit)	$201	108.4%	$(2,384)	$550	127.7%	$(1,982)

Other income (loss), net – Other income (loss), net includes net periodic pension and other post-employment expense (benefit) of $227 and $(1,035) for the three months ended September 30, 2022 and 2021, respectively, and $682 and $(3,105) for the nine months ended September 30, 2022 and 2021, respectively. Interest income (expense) and gain (loss) from investments and are also included in other income (loss), net. In the three months ended September 30, 2022 and 2021, the Company recorded $116 and $254, respectively, and $616 and $774 in the nine months ended September 30, 2022 and 2021, respectively, of interest income related to the Promissory Note from the sale of the Company’s former headquarters.

Income tax provision (benefit) – The Company recognized an income tax provision (benefit) of $201 and $(2,384) for the three months ended September 30, 2022 and 2021, respectively, and $550 and $(1,982) for the nine months ended September 30, 2022 and 2021, respectively. Effective income tax rates were (7.8) percent and 43.1 percent for the nine months ended September 30, 2022 and 2021, respectively.

The income tax provision for the three and nine months ended September 30, 2022, was due to the effect of the Texas franchise tax.

The income tax benefit for the three and nine months ended September 30, 2021, was due to the release of $2,575, included in other liabilities, for a federal uncertain tax reserve resulting from the statute of limitations lapsing in August 2021, partially offset by the effect of the Texas franchise tax. In connection with the release of a federal uncertain tax reserve, the Company released a reserve for interest included in other liabilities and recognized $548 in other income (loss), net in the three months ended September 30, 2021.

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

DallasNews Corporation Third Quarter 2022 on Form 10-Q 21

Liquidity and Capital Resources

The Company’s cash balances as of September 30, 2022 and December 31, 2021, were $33,031 and $32,439, respectively.

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

Effective June 30, 2022, the Company and Charter DMN Holdings, LP (the “Purchaser”) entered into an agreement (the “Third Modification Agreement”) extending the maturity date of the promissory note of $22,400 (the “Promissory Note”), for the sale of the real estate assets previously used as the Company’s headquarters, to July 29, 2022. The unpaid, original principal balance of the Promissory Note accrued interest at the rate of 6.5 percent. On July 29, 2022, the Company was paid in full, receiving cash proceeds of $22,516, including interest, due from the Purchaser under the Third Modification Agreement.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash used for operating activities for the nine months ended September 30, 2022 and 2021, was $9,851 and $4,640, respectively. Cash flows used for operating activities increased by $5,211 during the nine months ended September 30, 2022, when compared to the prior year period, primarily due to the board approved voluntary contribution of $5,000 to the Pension Plans made in the third quarter of 2022.

Investing Cash Flows

Net cash provided by (used for) investing activities was $21,041 and $(147) for the nine months ended September 30, 2022 and 2021, respectively. Cash flows from investing activities increased due to cash proceeds of $22,400, received in the third quarter of 2022, due under the Third Modification Agreement as discussed above. Cash flows from investing activities also included $1,359 and $523 of capital spending in 2022 and 2021, respectively.

Financing Cash Flows

Net cash used for financing activities was $10,598 and $2,569 for the nine months ended September 30, 2022 and 2021, respectively, primarily attributable to dividend payments. On August 22, 2022, the Company’s board of directors declared a special, one-time $1.50 per share dividend to shareholders of record as of the close of business on September 9, 2022, which was paid on September 30, 2022, returning $8,029 to shareholders.

Financing Arrangements

None.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 22

Contractual Obligations

The Company has contractual obligations for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 3 – Leases for future lease payments by year.

Under the applicable tax and labor laws governing pension plan funding, no contributions to the DallasNews Pension Plans are required in 2022.

On September 22, 2022, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on November 10, 2022, which is payable on December 2, 2022.

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

Forward-Looking Statements

Statements in this communication concerning DallasNews Corporation’s business outlook or future economic performance, revenues, expenses, cash balance and other financial and non-financial items that are not historical facts are “forward-looking statements” as the term is defined under applicable federal securities laws. Words such as “anticipate,” “believe,” “could,” “estimate,” “intend,” “expect,” “may,” “project,” “plan,” “will,” “would” and their opposites and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint prices; program costs; labor relations; cybersecurity incidents; technological obsolescence; and the current and future impacts of the COVID-19 pandemic. Among other risks, there can be no guarantee that the board of directors will approve a quarterly dividend in future quarters or that our financial projections are accurate, as well as other risks described in the Company’s Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the Securities and Exchange Commission. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2022, management concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 23

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 24

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

DallasNews Corporation Third Quarter 2022 on Form 10-Q 25

Exhibit Number	Description
			*	(d)

Third Modification Agreement effective June 30, 2022 (Exhibit 10.1 to DallasNews Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2022 (Securities and Exchange Commission File No. 001-33741))

10.2	*	Compensatory plans and arrangements:
		~(1)	*

DallasNews Savings Plan as Amended and Restated Effective January 1, 2022 (Exhibit 10.2(1) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2022 (Securities and Exchange Commission File No. 001-33741))

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

DallasNews Corporation Third Quarter 2022 on Form 10-Q 26

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

DallasNews Corporation Third Quarter 2022 on Form 10-Q 27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLASNEWS CORPORATION

By:	/s/	Katy Murray
Katy Murray
President and Chief Financial Officer
(Principal Financial Officer)

Dated:	October 25, 2022

DallasNews Corporation Third Quarter 2022 on Form 10-Q 28

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

DallasNews Corporation Third Quarter 2022 on Form 10-Q 29