Form 10-K
period 2022-12-31
DallasNews Corp
filed 2023-03-09
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file no. 1-33741

DallasNews CORPORATION

(Exact name of registrant as specified in its charter)

Texas	38-3765318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 224866, Dallas, Texas 75222-4866	(214) 977-8869
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Series A Common Stock, $0.01 par value	DALN	The Nasdaq Stock Market LLC

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

Emerging Growth Company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2022, based on the closing price for the registrant’s Series A Common Stock on such date as reported on The Nasdaq Stock Market LLC, was approximately $29,518,354.*

Shares of Common Stock outstanding at March 6, 2023: 5,352,490 shares (consisting of 4,737,772 shares of Series A Common Stock and 614,718 shares of Series B Common Stock).

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as a share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held on May 11, 2023, are incorporated by reference into Parts II and III of this Annual Report.

DallasNews Corporation 2022 Annual Report on Form 10-K

DALLASNEWS CORPORATION

FORM 10-K

DallasNews Corporation 2022 Annual Report on Form 10-K

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K concerning DallasNews Corporation’s (the “Company”) business outlook or future economic performance, anticipated profitability, revenues, expenses, cash balance, dividends, capital expenditures, investments, dispositions, impairments, business initiatives, acquisitions, pension plan contributions and obligations, real estate sales, working capital, future financings and other financial and non-financial items that are not historical facts are “forward-looking statements” as the term is defined under applicable federal securities laws. Words such as “anticipate,” “assume,” “believe,” “can,” “could,” “estimate,” “forecast,” “intend,” “expect,” “may,” “project,” “plan,” “seek,” “should,” “target,” “will,” “would” and their opposites and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint and distribution prices; program costs; the success of the Company’s digital strategy; labor relations; cybersecurity incidents; technological obsolescence; and the current and future impacts of the COVID-19 pandemic. Among other risks, there can be no guarantee that the board of directors will approve a quarterly dividend in future quarters or that our financial projections are accurate. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

The Dallas Morning News is Texas’ leading daily newspaper with a strong journalistic reputation, intense regional focus and close community ties. The company has won nine Pulitzer Prizes and is the oldest continuously operated business in Texas, dating back to 1842.

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

The Company operates The Dallas Morning News (dallasnews.com), Texas’ leading newspaper and various niche publications targeting specific audiences. These operations generate revenue from sales of advertising within the Company’s newspaper and digital platforms, subscriptions and retail sales of its newspapers, commercial printing and distribution services primarily related to national newspapers, and preprint advertising.

The Dallas Morning News’ first edition was published on October 1, 1885. The News is one of the leading metropolitan newspapers in the United States. The newspaper is distributed primarily in Dallas County and five surrounding counties. This coverage area represents one of the most populous and fastest growing metropolitan areas in the country. The News has been awarded nine Pulitzer Prizes for news reporting, editorial writing and photography. The News also publishes Briefing and Al Dia, an award-winning Spanish-language newspaper, both distributed on Wednesdays at no charge to households in select coverage areas. Unless otherwise noted, the financial and operating results of all publications are reported as The Dallas Morning News.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 3

Businesses producing and providing services within the print and newspaper industry have encountered significant declines in revenue as a result of increasing use of the internet for delivery of information. These businesses have been challenged to find alternative solutions to offset the loss of revenue. The majority of revenues within the newspaper industry were historically generated from display and classified advertisements followed by revenues from subscriptions and retail sales of newspapers. Revenues from subscriptions and retail sales of newspapers have experienced greater resilience as readers have been willing to pay higher prices for the product, which has substantially offset lower circulation volumes. The Company has faced ongoing revenue declines primarily in print advertising and expects these trends to continue. As a result the Company is moving to a more digital news format to offset some of its declines in print, specifically around advertising.

In addition to traditional print and digital advertising, the Company has a full-service agency, Medium Giant, with capabilities including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients. Through the full-service capabilities, we are able to offer businesses comprehensive, strategic and creative marketing solutions which allow our clients to connect with their business, their brand and their audiences to drive growth. The Company has aligned management and its sales teams to provide a cross-functional integrated approach to maximize the development of these businesses. Digital marketing services are provided through the following service offerings:

•Multi-channel marketing solutions through subscription sales of the Company’s cloud-based software, allowing customers to manage and individualize their marketing campaigns. In addition, multi-channel marketing services are provided to customers without access to the proprietary software.

•Digital and strategic marketing services, paid media strategy and management, and other marketing related services. Multi-channel digital advertising and marketing services campaigns for customers, allowing them to target demographic audiences using data analytics and determine the delivery media such as email campaigns, banner impressions or video views on third-party websites.

The following describes the Company’s various revenue streams.

Advertising and Marketing Services Revenue - Advertising and marketing services revenue accounted for approximately 46 percent of total revenue for 2022.

The Company has a comprehensive portfolio of print advertising products, which include display, classified and preprint advertising. Display revenue results from sales of advertising space within the Company’s core newspapers and niche publications to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspapers. Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspapers, niche publications, and distributed to publications in other markets, or distributed by mail or through third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company’s capabilities allow its advertisers to target preprint distribution selectively at the sub-zip code level in order to optimize coverage for the advertisers’ locations. Preprint advertising also includes other services revenue related to the Company’s niche publications.

The Company’s digital advertising and marketing services revenue consists of strategic marketing services, consulting, branding, paid media strategy and management, creative services, search optimization, direct mail and the sale of promotional materials, as well as providing multi-channel marketing solutions through subscription sales of the Company’s cloud-based software. In addition, it includes digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, as well as targeted and multi-channel (programmatic) advertising placed on third-party websites.

Circulation Revenue - Circulation revenue accounted for approximately 43 percent of total revenue for 2022 and includes subscriptions and single copy sales related to the Company’s core newspapers in print and digital formats. DallasNews’ steadfast commitment to producing superior, unduplicated local journalism enables the Company’s newspapers to charge premium subscription rates. The Dallas Morning News’ goal is to maximize the amount of recurring revenue from consumers of the Company’s print and digital products. The Company continuously assesses the journalism provided to subscribers and their willingness and ability to pay higher rates by geographic area. The Company has implemented effective rate increases to select subscribers or retailers. A digital replica version of The Dallas Morning News is offered for subscribers to purchase if they prefer to consume news through a digital device in a more traditional format. DallasNews’ newspapers and the newspaper industry as a whole are challenged to maintain and grow print circulation volume. To the extent circulation volume declines cannot be offset by rate increases, the Company will realize lower circulation revenue. Circulation volume declines could also result in lower rates and volumes for advertising revenue.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 4

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

Printing, Distribution and Other Revenue - Printing, distribution and other revenue accounted for approximately 11 percent of total revenue for 2022 and includes commercial printing, distribution, and shared mail packaging services. The Company’s commercial printing and distribution services leverage the capacity of its production and distribution assets. The Company believes the incremental revenue from these services allows a greater return from the Company’s operating assets.

Commercial printing and delivery services are provided for certain national newspapers. A shared mail packaging business is operated in Tempe, Arizona, providing mailed advertisements for business customers.

Raw Materials and Distribution

The basic material used in publishing newspapers is newsprint. The Company has a Paper Supply Agreement, expiring in August 2025, with Gannett Supply Corporation (“Gannett”), a newsprint broker, which will be the Company’s sole supplier of newsprint from designated newsprint suppliers at market-based prices during the term of the agreement, except in certain specified instances. The agreement is renewable for successive one-year terms upon mutual agreement of the parties, and is terminable by either party on 180 days prior written notice. This agreement allows the Company access to multiple mills at competitive pricing. Prior to the Gannett agreement, the Company’s newsprint was obtained through a purchasing consortium. Management believes the Gannett agreement provides adequate sources of newsprint to meet the Company’s current needs. Significant increases in newsprint costs or the Company’s inability to obtain an adequate supply of newsprint in the future could adversely affect its financial condition and results of operations.

During 2022, Company operations consumed 7,735 metric tons of newsprint at an average cost of $728 per metric ton. Consumption of newsprint in 2021 was 8,405 metric tons at an average cost of $572 per metric ton.

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

•the ability to manage operating costs effectively according to market pressures

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 5

The Company’s challenges include:

•timely growth of revenue and profits related to the Company’s agency, digital services and digital subscriptions businesses that would provide for an offset to declines in revenue and profits related to the Company’s print advertising and print circulation

•operating in a competitive environment with increased competition from other media, particularly internet-based media provided to customers at no cost

•effective monetization of locally-created online content on the Company’s websites while balancing the impact of potential lower traffic volumes with an established metered-based model

In response to the decline in print revenue, the Company has developed agency and digital advertising capabilities through multiple media channels. The Company leverages its news content to improve engagement on the Company’s digital platforms that results in increased digital subscriptions and associated revenue. The Company also continues to diversify its revenue base by leveraging the available capacity of its existing assets to provide print and distribution services for newspapers and other customers requiring these services, by introducing new advertising and marketing services products, and by increasing circulation prices.

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

Strategy

DallasNews is committed to producing quality journalism for its communities and providing innovative digital marketing solutions for its customers through its agency capabilities, while creating value for shareholders over the long-term. The Company continuously evaluates its operations and investments against various economic factors to determine the appropriate current strategies.

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

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 6

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

Employees

As of December 31, 2022, the Company had 663 employees of which approximately 21 percent were represented by a labor union. The Company is in the process of finalizing an initial collective bargaining agreement. While there have not been any operational disruptions to date, the Company cannot predict the timing or outcome of these negotiations.

The Company considers its relationships with its employees to be very good and is committed to an equitable and inclusive workplace that reflects the diversity of its local readers and the communities it serves.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Operations	Ownership	Location
Corporate and The Dallas Morning News	Leased	Dallas, Texas
Printing facilities	Owned	Plano, Texas
Former sales operations (subleased)	Leased	Dallas, Texas
Shared mail packaging office and warehouse	Leased	Tempe, Arizona

In addition to the properties above, the Company has various leased locations it uses for news reporting and the distribution of the Company’s publications, and it leases property in Tulsa, Oklahoma used for sales operations. As of December 31, 2022, in aggregate, the Company leased facilities for current use consisting of approximately 263,000 square feet and owns property that includes land and a building consisting of approximately 1,258,000 square feet.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 7

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

Item 4. Mine Safety Disclosures

None.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 8

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

	Stock Price			Dividends
	High	Low	Close	Declared (1)(2)
2022
Fourth quarter	$5.42	$3.73	$3.86	$0.16
Third quarter	8.49	4.51	4.64	1.66
Second quarter	7.05	5.99	6.33	0.16
First quarter	7.56	6.26	7.00	0.16

2021
Fourth quarter	$7.60	$6.28	$7.22	$0.16
Third quarter	7.75	6.27	6.81	0.16
Second quarter	9.48	6.51	7.22	0.16
First quarter	12.64	6.09	8.36	0.16

(1)Cash dividends are recorded in the period declared. This table reflects the period the dividends were paid.

(2)On August 22, 2022, the Company’s board of directors declared a special, one-time $1.50 per share dividend to shareholders of record as of the close of business on September 9, 2022, which was paid on September 30, 2022, returning $8,029 to shareholders.

The closing price of the Company’s Series A common stock as reported on The Nasdaq Stock Market LLC on March 6, 2023, was $4.53. The approximate number of shareholders of record of the Company’s Series A and Series B common stock at the close of business on March 6, 2023, was 279 and 68, respectively.

Equity Compensation Plan Information

The information set forth under the heading “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders, to be held on May 11, 2023 is incorporated herein by reference.

Sales of Unregistered Securities

During 2022 and 2021, shares of the Company’s Series B common stock in the amounts of 192 and 2,335, respectively, were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption under Section 3(a)(9) of the Securities Act.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 9

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

In May 2021, at the Company’s 2021 annual meeting of shareholders, its shareholders approved a reverse stock split at a ratio of not less than one-for-three and not more than one-for-five, with the exact ratio to be determined by the Company’s board of directors. Following the annual meeting, the Company’s board of directors approved a one-for-four reverse stock split of its issued, outstanding and treasury shares of common stock, par value $0.01 per share, which became effective June 8, 2021. As a result, every four shares of the Company’s issued and outstanding Series A common stock and Series B common stock (and any such shares held in treasury) were converted into one share of Series A common stock and Series B common stock, respectively. All fractional shares were settled in cash, in connection with the reverse stock split, on June 9, 2021. The par value of the Series A and Series B common stock were not adjusted as a result of the reverse stock split and the Company reclassified an amount equal to the reduction in the number of Company shares at par value to additional paid-in capital.

The Company and its business partners are subject to risks and uncertainties caused by factors beyond its control, including macroeconomic factors such as inflation. Although the Company did not see a significant impact from inflation on its financial results in 2022, the cost of raw materials for newsprint and fuel prices to distribute the newspaper did increase. If inflation remains at current levels, or increases, for an extended period, certain operating costs could increase or advertiser spending could be impacted. Beginning in early 2020, the COVID-19 pandemic impacted, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in additional loss of advertising revenue or supply chain disruption. If the pandemic were to affect a significant number of the workforce employed in printing operations, the Company may experience delays or be unable to produce, print and deliver its publications and other third-party print publications on a timely basis. The Company continues to evaluate for any future material impacts on its consolidated financial statements.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 10

Overview of Significant Transactions

Operating results for 2022 reflect relative stability in print advertising and circulation revenue. The Company is committed to maintaining the leading digital and print platforms for delivering news of the highest quality and reliability in the North Texas area, as well as creating and developing innovative print and digital marketing services capabilities that address the needs of clients and advertisers. The Company continues its efforts to diversify revenues through its digital platforms for delivery of news and advertising, growing its paid digital subscriptions, and leveraging its brand and personnel to enhance its media agency solutions. However, there is no guarantee the Company will be able to generate enough digital revenue or margin to offset the possible future loss of print advertising and circulation revenue and margin.

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

During the year ended December 31, 2022, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there was no significant decrease in the market value of the long-lived assets or significant change in the extent or manner in which the asset group is being used or in its physical condition as of December 31, 2022, and there was no significant adverse change in legal factors or in the business climate during the period that could affect the value of the asset group. Based upon the review of indicators, the Company did not identify any events or changes in circumstances that indicate the carrying amount of long-lived assets may not be recoverable. See Note 3 – Leases for information on right-of-use asset impairments occurring in 2022 and 2021.

In the third quarter of 2022, the Company made a board approved voluntary contribution of $5,000 to the DallasNews Corporation Pension Plans (the “Pension Plans”) and its board declared a special, one-time $1.50 per share dividend, paid on September 30, 2022, returning $8,029 to shareholders.

Quarterly dividends returned $11,454 and $3,425 to shareholders in 2022 and 2021, respectively. On December 1, 2022, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on February 10, 2023, paid on March 3, 2023.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 11

RESULTS OF OPERATIONS

Consolidated Results of Operations

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for 2022 and 2021. Based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment.

The table below sets forth the components of DallasNews’ operating loss.

	Years Ended December 31,
	2022	Percentage Change	2021
Advertising and marketing services	$69,667	(4.9)%	$73,271
Circulation	65,191	0.4%	64,943
Printing, distribution and other	15,793	(2.3)%	16,160
Total Net Operating Revenue	150,651	(2.4)%	154,374

Total Operating Costs and Expense	159,638	(2.9)%	164,324

Operating Loss	$(8,987)	9.7%	$(9,950)

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

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 12

Advertising and marketing services revenue

Advertising and marketing services revenue was 46.2 percent and 47.4 percent of total revenue for 2022 and 2021, respectively.

	Years Ended December 31,
	2022	Percentage Change	2021
Print advertising	$44,802	(5.6)%	$47,483
Digital advertising and marketing services	24,865	(3.6)%	25,788
Advertising and Marketing Services	$69,667	(4.9)%	$73,271

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display and classified advertising continues to be impacted. In 2022, display and classified print advertising revenue increased $646, primarily due to volume increases in display and employment classified advertisements.

Preprint advertising revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers, niche publications, and distributed to publications in other markets, or distributed to non-subscribers through the mail or through third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. Preprint advertising also includes other services revenue related to the Company’s niche publications. In 2022, revenue decreased $3,327, primarily due to a volume decline in preprinted advertisements and reduced advertiser spending. A trend we expect to continue.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing services, consulting, branding, paid media strategy and management, creative services, search optimization, direct mail and the sale of promotional materials, as well as providing multi-channel marketing solutions through subscription sales of the Company’s cloud-based software. In addition, it includes digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, as well as targeted and multi-channel (programmatic) advertising placed on third-party websites. In 2022, revenue decreased $923 due to declines in direct mail, the sale of promotional materials and paid media strategy and management clients, partially offset by an increase in strategic marketing services resulting from the start of new contracts.

Circulation revenue

Circulation revenue was 43.3 percent and 42.1 percent of total revenue for 2022 and 2021, respectively.

	Years Ended December 31,
	2022	Percentage Change	2021
Print circulation	$52,045	(6.0)%	$55,339
Digital circulation	13,146	36.9%	9,604
Circulation	$65,191	0.4%	$64,943

Print circulation

Revenue decreased in 2022, primarily driven by volume declines, partially offset by rate increases. In 2022, home delivery revenue declined $2,671 or 5.3 percent. The Company ended 2022 with 78,573 print subscriptions, a decrease of 10,698 or 12.0 percent when compared to 89,271 at the end of 2021, while rates increased approximately 8.3 percent. Single copy revenue declined $623 or 12.9 percent in 2022.

Digital circulation

Revenue increased 36.9 percent in 2022, due to an increase in digital-only subscriptions. The Company ended 2022 with 68,010 digital-only subscriptions, an increase of 8,539 or 14.4 percent when compared to 59,471 at the end of 2021, reflecting the Company’s continued focus on growing its paid digital subscriptions and revenue.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 13

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.5 percent and 10.5 percent of total revenue for 2022 and 2021, respectively.

	Years Ended December 31,
	2022	Percentage Change	2021
Printing, Distribution and Other	$15,793	(2.3)%	$16,160

Revenue decreased in 2022, primarily due to declines in revenue from mailed advertisements for business customers and distribution revenue from commercial printing.

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Years Ended December 31,
	2022	Percentage Change	2021
Employee compensation and benefits	$67,096	(2.9)%	$69,078
Other production, distribution and operating costs	78,638	(3.0)%	81,041
Newsprint, ink and other supplies	11,035	11.7%	9,878
Depreciation	2,709	(32.3)%	4,002
Amortization	—	(100.0)%	64
Loss on sale/disposal of assets, net	58	100.0%	29
Asset impairments	102	(56.0)%	232
Total Operating Costs and Expense	$159,638	(2.9)%	$164,324

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits decreased $1,982 in 2022, primarily due to reductions in variable compensation, severance and medical expense. In 2021, severance expense included $1,423 related to a voluntary severance offer.

Other production, distribution and operating costs – Expense decreased $2,403 in 2022, primarily due to savings in distribution expense associated with lower circulation and preprinted advertisements. In addition, advertising and promotional expense decreased related to fewer barter agreements.

Newsprint, ink and other supplies – Expense increased $1,157 in 2022. Competitive pricing is available under the Company’s paper supply agreement; however, the price of newsprint increased, partially offset by savings from reduced newsprint costs associated with lower circulation volumes. Newsprint consumption approximated 7,735 and 8,405 metric tons in 2022 and 2021, respectively, at an average cost per metric ton of $728 and $572, respectively.

Depreciation – Expense decreased $1,293 in 2022, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated.

Amortization – Expense decreased in 2022, due to all intangible assets being fully amortized in the first quarter of 2021.

Loss on sale/disposal of assets, net – In 2022 and 2021, the Company disposed assets that were no longer in use, and from time to time, may sell assets.

Asset impairments – In 2022, the Company terminated the lease and sublease agreements for the office space of the Denton Publishing Company, resulting in a right-of-use asset impairment of $102. In 2021, the Company subleased office space in Dallas, Texas at a lower rate than the head lease, resulting in a right-of-use asset impairment of $232.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 14

Other

The table below sets forth the other components of the Company’s results of operations.

	Years Ended December 31,
	2022	Percentage Change	2021
Other income (loss), net	$(241)	(103.3)%	$7,332

Income tax provision (benefit)	$558	125.9%	$(2,151)

Other income (loss), net – Other income (loss), net includes net periodic pension and other post-employment expense (benefit), interest income (expense) and gain (loss) from investments.

Net periodic pension and other post-employment expense (benefit) was $910 and $(4,141) in 2022 and 2021, respectively. For 2022, based on the re-allocation of the Pension Plans’ assets, the Company assumed a lower rate of return on the assets resulting in net periodic pension expense.

In 2022 and 2021, the Company recorded $616 and $1,008, respectively, of interest income related to the promissory notes from the sale of the Company’s former headquarters. In 2021, the Company recorded $455 of interest income in connection with the accounting for unrecognized tax positions, primarily related to the release of a federal uncertain tax reserve.

In 2021, the Company sold inactive IP addresses for $1,349.

Income tax provision (benefit) – The income tax provision of $558 recorded in 2022, was due to the effect of the Texas franchise tax.

An income tax benefit of $(2,151) was recorded in 2021. The benefit was primarily due to the release of $2,575, included in other liabilities, for a federal uncertain tax reserve resulting from the statute of limitations lapsing in August 2021, partially offset by the effect of the Texas franchise tax.

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

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 15

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

Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspapers. Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspapers, niche publications, and distributed to publications in other markets, or distributed by mail or through third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company’s capabilities allow its advertisers to target preprint distribution selectively at the sub-zip code level in order to optimize coverage for the advertisers’ locations. Preprint advertising also includes other services revenue related to the Company’s niche publications.

Digital advertising and marketing services revenue consists of strategic marketing services, consulting, branding, paid media strategy and management, creative services, search optimization, direct mail and the sale of promotional materials, as well as providing multi-channel marketing solutions through subscription sales of the Company’s cloud-based software. In addition, it includes digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, as well as targeted and multi-channel (programmatic) advertising placed on third-party websites.

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

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 16

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

The projected benefit obligations of the DallasNews Pension Plans are estimated using the FTSE Pension Discount Curve, which is based upon a portfolio of high-quality corporate debt securities with maturities that correlate to the expected timing of estimated benefit payments to the Pension Plans’ participants. Future estimated benefit payments are discounted to their present value at the appropriate yield curve spot rate to determine the projected benefit obligation outstanding at each year end. The single equivalent discount rate as of December 31, 2022 was 4.9 percent and 2.5 percent for December 31, 2021. The significant gains related to changes in the projected benefit obligation for 2022 and 2021, were primarily due to the movement in the discount rate.

Interest expense included in net periodic pension benefit is based on the FTSE Pension Discount Curve established at the beginning of the fiscal year. The discount rate for fiscal year 2022 and 2021 interest cost was 2.5 percent and 2.1 percent, respectively.

The Company assumed a 2.5 percent and 5.5 percent long-term return on the Pension Plans’ assets in 2022 and 2021, respectively. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the DallasNews Pension Plans. Investment strategies for the Pension Plans’ assets are based upon factors such as the effective duration of the actuarial liabilities and market risks.

Recent Accounting Standards

See the Notes to the Consolidated Financial Statements, Note 1 - Significant Accounting Policies and Recently Issued Accounting Standards, regarding the impact of certain recent accounting pronouncements.

Liquidity and Capital Resources

The Company’s cash balances as of December 31, 2022 and 2021, were $27,825 and $32,439, respectively. The decrease in the cash balance during 2022 was primarily due to the return of capital to shareholders through dividends, a board approved voluntary contribution to the Pension Plans and the net loss from operations.

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

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 17

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

The following discusses the changes in cash flows by operating, investing and financing activities in 2022 and 2021.

Operating Cash Flows

Net cash used for operating activities was $13,933 and $5,760 in 2022 and 2021, respectively.

Cash flows used for operating activities increased by $8,173 in 2022, when compared to the prior year period, primarily due to the board approved voluntary contribution of $5,000 to the Pension Plans made in the third quarter of 2022 and the net loss from operations.

Investing Cash Flows

Net cash provided by (used for) investing activities was $20,773 and $(390) in 2022 and 2021, respectively.

Cash flows from investing activities increased in 2022 due to cash proceeds of $22,400, received in the third quarter of 2022, due under the Third Modification Agreement as discussed above. Cash flows from investing activities also included $1,627 and $767 of capital spending in 2022 and 2021, respectively.

Financing Cash Flows

Net cash used for financing activities was $11,454 and $3,426 in 2022 and 2021, respectively, primarily attributable to dividend payments. On August 22, 2022, the Company’s board of directors declared a special, one-time $1.50 per share dividend to shareholders of record as of the close of business on September 9, 2022, which was paid on September 30, 2022, returning $8,029 to shareholders.

Financing Arrangements

None.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 18

Contractual Obligations

As of December 31, 2022, the Company had contractual obligations, in aggregate, of $12,283 for the next five years and $14,342 thereafter, for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 3 – Leases for future lease payments by year.

In December 2016, the Dallas Morning News, Inc., a wholly-owned subsidiary of the Company, entered into a 16-year lease agreement for office space for the Company’s new corporate headquarters. The Company recognizes rent expense on a straight-line basis. Per the amended lease agreement, rent payments began in November 2018.

The Company currently does not expect to make contributions to the DallasNews Pension Plans in 2023 and no contributions are required to these plans in 2023 under the applicable tax and labor laws governing pension plan funding.

On December 1, 2022, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on February 10, 2023, paid on March 3, 2023. On March 9, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on May 12, 2023, which is payable on June 2, 2023.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the Report of Independent Registered Public Accounting Firms, are included herein starting on page 26 of this Annual Report on Form 10-K.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2022. Based on that evaluation, management concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The management of DallasNews is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, an assessment of the effectiveness of internal control over financial reporting was conducted as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 19

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the headings “DallasNews Corporation Stock Ownership,” “Proposal One: Election of Directors,” “Corporate Governance – Committees of the Board – Audit Committee,” “Corporate Governance – Committees of the Board – Nominating and Corporate Governance Committee,” and “Information About Our Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2023, is incorporated herein by reference.

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

Shareholders can also obtain, without charge, printed copies of any of the materials referred to above by contacting the Company at the following address:

DallasNews Corporation

P. O. Box 224866

Dallas, Texas 75222-4866

Attn: Investor Relations

Telephone: (214) 977-8869

Item 11. Executive Compensation

The information set forth under the headings “Corporate Governance – Committees of the Board – Compensation and Management Development Committee,” “Executive Compensation – Summary Compensation Table, – Change in Control Arrangements and Other Agreements Upon Termination of Employment, – Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2022,” “Corporate Governance – “Director Compensation” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2023, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “DallasNews Corporation Stock Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2023, is incorporated herein by reference.

Information regarding the number of shares of common stock authorized for issuance under the Company’s equity compensation plans is included in the Notes to the Consolidated Financial Statements, Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance – Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2023, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2023, is incorporated herein by reference.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 20

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

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 21

Exhibit Number		Description

		(4)	*

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

		~(5)	*	Grant S. Moise Compensation Agreement dated May 12, 2022 (Exhibit 10.2 to the May 12, 2022 Form 8-K)
		~(6)	*	Katy Murray Compensation Agreement dated May 12, 2022 (Exhibit 10.3 to the May 12, 2022 Form 8-K)

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 22

Exhibit Number			Description

10.3 *	Agreements relating to the separation of A. H. Belo from its former parent company:
	(1)	*

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

21			Subsidiaries of the Company
23.1			Consent of Grant Thornton LLP
24			Power of Attorney (set forth on the signature page(s) hereof)
31.1			Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32			Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		**	Inline XBRL Taxonomy Extension Schema Document
101.CAL		**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLASNEWS CORPORATION

By:	/s/	Grant S. Moise
Grant S. Moise
Chief Executive Officer

Dated:	March 9, 2023

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 24

Exhibit 24

POWER OF ATTORNEY

The undersigned hereby constitute and appoint Grant S. Moise and Katy Murray, and each of them and their substitutes, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Grant S. Moise	Chief Executive Officer	March 9, 2023
Grant S. Moise

/s/ Robert W. Decherd	Executive Chairman of the Board	March 9, 2023
Robert W. Decherd

/s/ John A. Beckert	Director	March 9, 2023
John A. Beckert

/s/ Louis E. Caldera	Director	March 9, 2023
Louis E. Caldera

/s/ Ronald D. McCray	Director	March 9, 2023
Ronald D. McCray

/s/ Dunia A. Shive	Director	March 9, 2023
Dunia A. Shive

/s/ Katy Murray	President and Chief Financial Officer	March 9, 2023
Katy Murray	(Principal Financial Officer)

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 25

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

DallasNews Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of DallasNews Corporation (formerly known as A. H. Belo Corporation) (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Dallas, Texas

March 9, 2023

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 26

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
In thousands, except share and per share amounts	2022	2021
Net Operating Revenue:
Advertising and marketing services	$69,667	$73,271
Circulation	65,191	64,943
Printing, distribution and other	15,793	16,160
Total net operating revenue	150,651	154,374
Operating Costs and Expense:
Employee compensation and benefits	67,096	69,078
Other production, distribution and operating costs	78,638	81,041
Newsprint, ink and other supplies	11,035	9,878
Depreciation	2,709	4,002
Amortization	—	64
Loss on sale/disposal of assets, net	58	29
Asset impairments	102	232
Total operating costs and expense	159,638	164,324
Operating loss	(8,987)	(9,950)
Other income (loss), net	(241)	7,332
Loss Before Income Taxes	(9,228)	(2,618)
Income tax provision (benefit)	558	(2,151)
Net Loss	$(9,786)	$(467)

Per Share Basis
Net loss
Basic	$(1.83)	$(0.09)
Number of common shares used in the per share calculation:
Basic	5,352,490	5,352,490

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 27

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In thousands	2022	2021
Net Loss	$(9,786)	$(467)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	522	1,440
Actuarial losses	(9,496)	(1,378)
Total other comprehensive income (loss), net of tax	(8,974)	62
Total Comprehensive Loss	$(18,760)	$(405)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 28

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
In thousands, except share amounts	2022	2021
Assets
Current assets:
Cash and cash equivalents	$27,825	$32,439
Accounts receivable (net of allowance of $490 and $551 at December 31, 2022 and 2021, respectively)	14,023	16,012
Notes receivable	—	22,400
Inventories	2,725	2,192
Prepaids and other current assets	3,352	3,485
Total current assets	47,925	76,528
Property, plant and equipment, at cost	313,440	312,979
Less accumulated depreciation	(306,002)	(304,157)
Property, plant and equipment, net	7,438	8,822
Operating lease right-of-use assets	14,811	17,648
Deferred income taxes, net	282	257
Other assets	1,809	2,197
Total assets	$72,265	$105,452
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,041	$7,821
Accrued compensation and benefits	4,154	4,932
Other accrued expense	4,060	4,573
Contract liabilities	9,504	10,592
Total current liabilities	22,759	27,918
Long-term pension liabilities	19,455	14,275
Long-term operating lease liabilities	16,546	19,181
Other post-employment benefits	982	1,349
Other liabilities	160	152
Total liabilities	59,902	62,875
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares
Series A: issued 5,216,237 and 5,216,045 shares at December 31, 2022 and 2021, respectively	52	52
Series B: issued 614,718 and 614,910 shares at December 31, 2022 and 2021, respectively	6	6
Treasury stock, Series A, at cost; 478,465 shares held at December 31, 2022 and 2021	(13,443)	(13,443)
Additional paid-in capital	494,563	494,563
Accumulated other comprehensive loss	(41,380)	(32,406)
Accumulated deficit	(427,435)	(406,195)
Total shareholders’ equity	12,363	42,577
Total liabilities and shareholders’ equity	$72,265	$105,452

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 29

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Years Ended December 31, 2022 and 2021
	Common Stock				Treasury Stock
In thousands, except share and per share amounts	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2020	5,213,710	617,245	$233	$494,389	(478,465)	$(13,443)	$(32,468)	$(402,303)	$46,408
Net loss	—	—	—	—	—	—	—	(467)	(467)
Other comprehensive income	—	—	—	—	—	—	62	—	62
Conversion of Series B to Series A	2,335	(2,335)	—	—	—	—	—	—	—
Dividends declared ($0.64 per share)	—	—	—	—	—	—	—	(3,425)	(3,425)
Fractional shares paid out related to the reverse stock split	—	—	—	(1)	—	—	—	—	(1)
Reduction of shares at par value related to the reverse stock split	—	—	(175)	175	—	—	—	—	—
Balance at December 31, 2021	5,216,045	614,910	$58	$494,563	(478,465)	$(13,443)	$(32,406)	$(406,195)	$42,577
Net loss	—	—	—	—	—	—	—	(9,786)	(9,786)
Other comprehensive loss	—	—	—	—	—	—	(8,974)	—	(8,974)
Conversion of Series B to Series A	192	(192)	—	—	—	—	—	—	—
Dividends declared ($2.14 per share)	—	—	—	—	—	—	—	(11,454)	(11,454)
Balance at December 31, 2022	5,216,237	614,718	$58	$494,563	(478,465)	$(13,443)	$(41,380)	$(427,435)	$12,363

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 30

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2022	2021
Operating Activities
Net loss	$(9,786)	$(467)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,709	4,066
Net periodic costs and contributions related to employee benefit plans	(4,090)	(4,141)
Bad debt expense	307	184
Deferred income taxes	(25)	(180)
Provision, interest and penalties for uncertain tax positions	9	(3,025)
Loss on sale/disposal of assets, net	58	29
Asset impairments	102	232
Changes in working capital and other operating assets and liabilities:
Accounts receivable	1,682	366
Inventories, prepaids and other current assets	(400)	1,077
Other assets	388	407
Accounts payable	(2,780)	62
Compensation and benefit obligations	(778)	(822)
Other accrued expenses	(170)	(1,179)
Contract liabilities	(1,088)	(2,304)
Other post-employment benefits	(71)	(65)
Net cash used for operating activities	(13,933)	(5,760)
Investing Activities
Purchases of assets	(1,627)	(767)
Sales of assets	—	2
Note payment received for asset sales	22,400	375
Net cash provided by (used for) investing activities	20,773	(390)
Financing Activities
Dividends paid	(11,454)	(3,425)
Fractional share payments related to the reverse stock split	—	(1)
Net cash used for financing activities	(11,454)	(3,426)
Net decrease in cash and cash equivalents	(4,614)	(9,576)
Cash and cash equivalents, beginning of period	32,439	42,015
Cash and cash equivalents, end of period	$27,825	$32,439

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 31

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

Employees.    As of December 31, 2022, the Company had 663 employees of which approximately 21 percent were represented by a labor union. The Company is in the process of finalizing an initial collective bargaining agreement. While there have not been any operational disruptions to date, the Company cannot predict the timing or outcome of these negotiations.

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

Reverse Stock Split.    In May, 2021, at the Company’s 2021 annual meeting of shareholders, its shareholders approved a reverse stock split at a ratio of not less than one-for-three and not more than one-for-five, with the exact ratio to be determined by the Company’s board of directors. Following the annual meeting, the Company’s board of directors approved a one-for-four reverse stock split of its issued, outstanding and treasury shares of common stock, par value $0.01 per share, which became effective June 8, 2021. As a result, every four shares of the Company’s issued and outstanding Series A common stock and Series B common stock (and any such shares held in treasury) were converted into one share of Series A common stock and Series B common stock, respectively. All fractional shares were settled in cash, in connection with the reverse stock split, on June 9, 2021. The par value of the Series A and Series B common stock was not adjusted as a result of the reverse stock split and the Company reclassified an amount equal to the reduction in the number of Company shares at par value to additional paid-in capital.

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

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 32

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

Accounts Receivable.   Accounts receivable are reported net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical write-off experience and the Company’s knowledge of the customers’ ability to pay amounts due. Accounts are written-off after all collection efforts fail; generally, after one year has expired. Expense for such uncollectible amounts is included in other production, distribution and operating costs. Credit terms are customary. Bad debt expense for 2022 and 2021 was $307 and $184, respectively. Write-offs, net of recoveries and other adjustments for 2022 and 2021 were $367 and $345, respectively.

Risk Concentration.   A significant portion of the Company’s customer base is concentrated within the North Texas geographical area. The Company generally extends credit to customers, and the ultimate collection of accounts receivable could be affected by the national and local economy, which has been impacted by the pandemic. Management continually performs credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. The Company maintains an allowance for losses based upon the collectability of accounts receivable. Management does not believe significant credit risk exists that could have a material adverse effect on the Company’s consolidated financial condition, liquidity or results of operations.

Notes Receivable.    Notes receivable are related to the financed portion of the sale of the Company’s former headquarters, which was paid in full in the third quarter of 2022; see Note 10 – Disposal of Assets. Notes receivable are recorded net of an allowance for doubtful accounts. Interest income is accrued on the unpaid principal balance, included in accounts receivable in the Consolidated Balance Sheets. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Notes are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021, there was no allowance recorded for the notes receivable or accrued interest receivable.

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

The table below sets forth property, plant and equipment by type.

	December 31,		Estimated
	2022	2021	Useful Lives
Land	$1,971	$1,971
Buildings and improvements	85,714	85,400	5 - 30 years
Publishing equipment	173,646	173,123	3 - 20 years
Other	51,336	51,744	3 - 10 years
Construction in process	773	741
Total	313,440	312,979
Less accumulated depreciation	(306,002)	(304,157)
Property, plant and equipment, net	$7,438	$8,822

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

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 33

During the year ended December 31, 2022, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there was no significant decrease in the market value of the long-lived assets or significant change in the extent or manner in which the asset group is being used or in its physical condition as of December 31, 2022, and there was no significant adverse change in legal factors or in the business climate during the period that could affect the value of the asset group. Based upon the review of indicators, the Company did not identify any events or changes in circumstances that indicate the carrying amount of long-lived assets may not be recoverable. See Note 3 – Leases for information on right-of-use asset impairments occurring in 2022 and 2021.

Investments.   The Company owns certain equity securities in companies in which it does not exercise control. These investments are recorded under the cost method with a balance of $1,432 at December 31, 2022 and 2021, and the Company recognizes income or loss upon the receipt of dividends or distributions, or upon liquidation of the investment. The Company evaluates its ability to recover the carrying value of cost method investments based upon operating results and the financial strength of the investee. If the Company determines the carrying value is not recoverable, an impairment charge is recorded for the difference between the fair value of the investment and the carrying value.

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

As of December 31, 2022 and 2021, there were no stock-based awards outstanding.

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

Accumulated other comprehensive loss consists of actuarial gains and losses associated with the DallasNews Pension Plans (the “Pension Plans”), formerly the A. H. Belo Pension Plans, and other post-employment benefit (the “OPEB”) plans. The cumulative balances are amortized to earnings over the weighted average remaining life expectancy of the participants to the extent such balances exceed 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. The Company discloses amounts reclassified from accumulated other comprehensive loss to net income (loss) in Note 6 - Shareholders' Equity.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 34

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

The Company evaluates any uncertain tax positions each reporting period by tax jurisdiction to determine if it is more-likely-than-not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements for such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If a net operating loss or other tax credit carry forward exists, the Company records the unrecognized tax benefits for such tax positions as a reduction to a deferred tax asset. Otherwise, the unrecognized tax benefits are recorded as a liability. The Company records a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in other income (loss), net.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance will be effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this ASU on January 1, 2023, using the modified retrospective approach and does not expect a material impact on its consolidated financial statements.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 35

Note 2: Revenue

The table below sets forth revenue disaggregated by revenue source.

	Years Ended December 31,
	2022	2021
Advertising and Marketing Services
Print advertising	$44,802	$47,483
Digital advertising and marketing services	24,865	25,788
Total	$69,667	$73,271

Circulation
Print circulation	$52,045	$55,339
Digital circulation	13,146	9,604
Total	$65,191	$64,943

Printing, Distribution and Other	$15,793	$16,160

Total Revenue	$150,651	$154,374

Advertising and Marketing Services

Print advertising is comprised of display, classified and preprint advertising revenue. Display revenue results from sales of advertising space within the Company’s core newspapers and niche publications to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspapers. Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspapers, niche publications, and distributed to publications in other markets, or distributed by mail or through third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. The Company’s capabilities allow its advertisers to target preprint distribution selectively at the sub-zip code level in order to optimize coverage for the advertisers’ locations. Preprint advertising also includes other services revenue related to the Company’s niche publications.

Digital advertising and marketing services revenue consists of strategic marketing services, consulting, branding, paid media strategy and management, creative services, search optimization, direct mail and the sale of promotional materials, as well as providing multi-channel marketing solutions through subscription sales of the Company’s cloud-based software. In addition, it includes digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, as well as targeted and multi-channel (programmatic) advertising placed on third-party websites.

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

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 36

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

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the year ended December 31, 2022, the Company recognized $10,027 of revenue that was included in the contract liabilities balance as of December 31, 2021. The Company typically recognizes deferred revenue within 1 to 12 months.

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

Note 3: Leases

The Company has various operating leases primarily for office space and other distribution centers, some of which include escalating lease payments and options to extend or terminate the lease. The Company’s leases have remaining terms of less than 1 year to 11 years.

The Company subleases office space in Dallas, Texas, with a remaining lease term of approximately one year. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. The Company terminated the lease and sublease agreements for the office space of the Denton Publishing Company, resulting in a right-of-use asset impairment of $102 recorded in the second quarter of 2022. In 2021, the Company subleased office space in Dallas, Texas at a lower rate than the head lease, resulting in a right-of-use asset impairment of $232. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of December 31, 2022, sublease income is expected to approximate $710 in 2023 and $5 in 2024.

As of December 31, 2022, the Company renewed three operating leases with lease terms of three years, which will result in a right-of-use asset and lease liability of approximately $810 in aggregate upon commencement in the first quarter of 2023. In addition, the Company renewed an operating lease with a lease term of three years, which will result in a right-of-use asset and lease liability of approximately $1,861 upon commencement in the second quarter of 2023.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 37

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	December 31, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$14,811	$17,648

Liabilities
Operating
Current	Other accrued expense	$1,547	$2,430
Noncurrent	Long-term operating lease liabilities	16,546	19,181
Total lease liabilities		$18,093	$21,611

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		10.1	10.2
Weighted average discount rate (%)		7.7	7.5

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Years Ended December 31,
	2022	2021
Lease Cost
Operating lease cost	$4,088	$4,292
Short-term lease cost	63	20
Variable lease cost	645	706
Sublease income	(1,155)	(1,071)
Total lease cost	$3,641	$3,947

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities	$4,212	$4,337
Right-of-use assets obtained in exchange for operating lease liabilities	424	90

The table below sets forth the remaining maturities of the Company’s lease liabilities as of December 31, 2022.

Years Ending December 31,	Operating Leases
2023	$2,877
2024	2,348
2025	2,315
2026	2,366
2027	2,377
Thereafter	14,342
Total lease payments	26,625
Less: imputed interest	8,532
Total lease liabilities	$18,093

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 38

Note 4: Income Taxes

The table below sets forth the Company’s income tax provision (benefit).

	Years Ended December 31,
	2022	2021
Current
Federal	$—	$(2,575)
State	583	604
Total current	583	(1,971)
Deferred
Federal	(1,985)	(571)
State	(28)	(180)
Total deferred	(2,013)	(751)
Valuation Allowance	1,988	571
Income Tax Provision (Benefit)	$558	$(2,151)

The table below reconciles the income tax benefit computed by applying the applicable United States federal income tax rate to the income tax provision (benefit) computed at the effective income tax rate.

	Years Ended December 31,
	2022	2021
Computed expected income tax benefit	$(1,939)	$(550)
State income tax (net of federal benefit)	460	534
Valuation allowance	1,988	571
Nondeductible expenses	120	72
Uncertain tax position reserve	—	(2,575)
Deferred adjustment	94	(185)
Other	(165)	(18)
Income tax provision (benefit)	$558	$(2,151)
Effective income tax rate	(6.0)%	82.2%

The income tax provision of $558 recorded in 2022, was due to the effect of the Texas franchise tax.

An income tax benefit of $(2,151) was recorded in 2021. The benefit was primarily due to the release of $2,575, included in other liabilities, for a federal uncertain tax reserve resulting from the statute of limitations lapsing in August 2021, partially offset by the effect of the Texas franchise tax.

The Company made income tax payments, net of refunds, of $619 and $666 in 2022 and 2021, respectively.

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

On August 16, 2022, the Inflation Reduction Act (the “Act”) was enacted and signed into law. The Act is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15 percent, an excise tax of 1 percent on corporate stock buy-backs, energy-related tax credits, and additional IRS funding. Certain provisions, including the corporate alternative minimum tax and excise tax on corporate stock buy-backs, do not become effective until tax years beginning after December 31, 2022. The U.S. Department of the Treasury and the IRS are expected to release further regulations and interpretive guidance implementing the legislation contained in the Act, but the details and timing of such regulations are subject to uncertainty at this time. The Company continues to evaluate the impacts of this legislation as additional guidance is released; however, it does not expect a material impact on its consolidated financial statements.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 39

The table below sets forth the significant components of the Company’s deferred tax assets and liabilities.

	December 31,
	2022	2021
Gross Deferred Tax Assets:
Defined benefit plans	$4,088	$2,998
Investments	114	87
Tax depreciation less than book depreciation	1,107	1,014
Expenses deductible for tax purposes in a year different from the year accrued	640	731
Lease liability	3,806	4,538
Deferred compensation and benefits	40	—
Book amortization in excess of tax amortization	935	987
State taxes	171	124
Net operating loss carryforward	10,063	7,114
Other	316	349
Total deferred tax assets	21,280	17,942
Valuation allowance	(17,380)	(13,507)
Total deferred tax assets, net of valuation allowance	3,900	4,435
Gross Deferred Tax Liabilities:
Right-of-use asset	(3,117)	(3,706)
Other	(501)	(472)
Total deferred tax liabilities	(3,618)	(4,178)

Net Deferred Tax Assets	$282	$257

The presentation of net deferred tax assets and liabilities for each jurisdiction are presented as noncurrent within the Company’s Consolidated Balance Sheets. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The Company recognizes a valuation allowance for deferred tax assets when it is more-likely-than-not that these assets will not be realized. In making this determination, all positive and negative evidence is considered, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income and taxable income in prior carryback years. In 2022, the valuation allowance increased $3,873, of which $1,886 arose from deferred tax assets related to amounts recorded in accumulated other comprehensive loss that are fully reserved by a valuation allowance. At December 31, 2022, the Company had a federal net operating loss carryforward of $47,395, of which $17,528 expires in 2037 and $29,867 does not have an expiration. The annual utilization of the portion of the federal net operating loss, which does not have an expiration, is limited to 80 percent of taxable income in tax years beginning after January 1, 2021. The Company has a state net operating loss of $2,844, which will begin to expire in 2033.

Uncertain tax positions are evaluated and a liability is recognized for the tax benefit associated with uncertain positions only if it is more-likely-than-not that the positions will not be sustained upon examination by taxing authorities, based on the technical merits of the positions. The Company assesses its filing positions in all significant jurisdictions where it is required to file income tax returns for all open tax years. The Company’s federal income tax return for December 31, 2014 and for tax years subsequent to December 31, 2016 remain subject to examination, and income tax returns in major state income tax jurisdictions where the Company operated remain subject to examination. The statute of limitations associated with the December 31, 2014 federal return was extended in 2020 due to the net operating loss carryback pursuant to the CARES Act. The Company has recorded a reserve for the tax benefit related to uncertain tax positions existing as of December 31, 2022 in other liabilities in the Consolidated Balance Sheets.

The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit.

	2022	2021
Balance at January 1	$66	$2,641
Decrease related to statute of limitations expiring	—	(2,575)
Balance at December 31	$66	$66

The Company recorded interest income (expense) of $(4) and $455 for 2022 and 2021, respectively, and penalty expense of $5 for 2022 and 2021, included in other income (loss), net in the Consolidated Statements of Operations. Accrued interest and penalty at December 31, 2022 and 2021 was $36 and $27, respectively, included in other liabilities in the Consolidated Balance Sheets. In 2021, the Company recorded a tax benefit of $2,575 and $455 of interest income due to the release of a federal uncertain tax reserve and related interest resulting from the statute of limitations lapsing in August 2021.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 40

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

The Company is the sole sponsor of the Pension Plans and is required to meet certain pension funding requirements as established under the Employment Retirement Income Security Act (“ERISA”). Instability in global and domestic capital markets may result in low returns on the assets contributed to the Pension Plans. Additionally, low yields on corporate bonds may decrease the discount rate, resulting in a higher funding obligation. Although legislation was enacted into law in 2012, which provided limited funding relief, market conditions could materially increase the funding requirements associated with the Pension Plans, with an adverse effect on the Company’s liquidity and financial condition. The Company was not required to make contributions to the DallasNews Pension Plans in 2022 and 2021 under ERISA. On August 31, 2022, the Company made a board approved voluntary contribution of $5,000 to the Pension Plans, reflected in long-term pension liabilities in the Consolidated Balance Sheet. The Company will continue to evaluate the feasibility of de-risking strategies based on the economic benefits to the Company.

Actuarial losses of $(9,818) and $(1,358) were recorded to other comprehensive income (loss) in 2022 and 2021, respectively, related to the Pension Plans; see Note 6 - Shareholders' Equity for information on amounts recorded to accumulated other comprehensive loss.

The table below sets forth summarized financial information about the DallasNews Pension Plans.

	2022	2021
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$219,364	$233,640
Interest cost	5,311	4,697
Actuarial gain	(42,425)	(6,477)
Benefit payments	(12,706)	(12,496)
Projected benefit obligation at end of year	169,544	219,364
Change in Plan Assets
Fair value of plan assets at beginning of year	205,089	215,120
Return on plan assets	(47,294)	2,465
Employer contributions	5,000	—
Benefit payments	(12,706)	(12,496)
Fair value of plan assets at end of year	150,089	205,089
Funded Status	$(19,455)	$(14,275)
Amounts Recorded on the Balance Sheet
Long-term pension liabilities	$19,455	$14,275
Accumulated Benefit Obligation	$169,544	$219,364

Net Periodic Pension Expense (Benefit)

The projected benefit obligations of the DallasNews Pension Plans are estimated using the FTSE Pension Discount Curve, which is based upon a portfolio of high-quality corporate debt securities with maturities that correlate to the expected timing of estimated benefit payments to the Pension Plans’ participants. Future estimated benefit payments are discounted to their present value at the appropriate yield curve spot rate to determine the projected benefit obligation outstanding at each year end. The single equivalent discount rate as of December 31, 2022, was 4.9 percent and 2.5 percent for December 31, 2021. The significant gains related to changes in the projected benefit obligation for 2022 and 2021, were primarily due to the movement in the discount rate.

Interest expense included in net periodic pension benefit is based on the FTSE Pension Discount Curve established at the beginning of the fiscal year. The discount rate for fiscal year 2022 and 2021 interest cost was 2.5 percent and 2.1 percent, respectively.

The Company assumed a 2.5 percent and 5.5 percent long-term return on the Pension Plans’ assets in 2022 and 2021, respectively. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the DallasNews Pension Plans. Investment strategies for the Pension Plans’ assets are based upon factors such as the effective duration of the actuarial liabilities and market risks.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 41

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

	Years Ended December 31,
	2022	2021
Interest cost	$5,311	$4,697
Expected return on plans' assets	(4,949)	(10,299)
Amortization of actuarial loss	526	1,444
Net periodic pension expense (benefit)	$888	$(4,158)

Plan Assets

The Company is responsible for directing the investment strategies of the DallasNews Pension Plans’ assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risks. In 2022, the long-term targeted allocation of the Pension Plans’ assets invested in equity securities and fixed income securities was approximately 5 percent and 95 percent, respectively. In 2021 management and the board agreed that the Pension Plans’ investment portfolio should be further de-risked to 95 percent liability hedging assets. These targets are determined based on the effective duration of the actuarial liabilities, the expected long-term rate of return on assets, and expected market risks. Investment risk is continuously monitored and Pension Plans’ assets are rebalanced to target allocations to meet the Company’s strategy and the Pension Plans’ liquidity needs. At December 31, 2022, the Pension Plans’ investments in equity securities and fixed income securities accounted for 4.4 percent and 95.6 percent of the total noncash holdings, respectively.

The table below sets forth the DallasNews Pension Plans’ assets at fair value as of December 31, 2022 and 2021, with inputs used to develop fair value measurements.

	Fair Value Measurements Using
	Total		Quoted Price in Active Markets for Identical Assets (Level I)		Significant Other Observable Inputs (Level II)		Significant Unobservable Inputs (Level III)
Description	2022	2021	2022	2021	2022	2021	2022	2021
Cash and Money Market Funds	$1,608	$2,749	$1,608	$2,749	$—	$—	$—	$—
Equity Funds
U.S. equity securities	3,666	6,492	—	—	3,666	6,492	—	—
International equity securities	2,856	3,317	—	—	2,856	3,317	—	—
Fixed Income Funds
Domestic corporate and government debt securities	72,194	96,362	—	—	72,194	96,362	—	—
Domestic corporate debt securities	69,243	95,647	—	—	69,243	95,647	—	—
International corporate and government debt securities	522	522	—	—	522	522	—	—
Total	$150,089	$205,089	$1,608	$2,749	$148,481	$202,340	$—	$—

Inputs and valuation techniques used to measure the fair value of Pension Plans’ assets vary according to the type of asset being valued. Cash and money market funds are designated as Level I. Remaining investments are in commingled funds and fair values are determined by the fund manager primarily based upon closing market quotes of the assets. Equity securities held through units in these funds are monitored as to issuer and industry. As of December 31, 2022, there were no significant concentrations of equity or debt securities in any single issuer or industry.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 42

Other

The table below sets forth the Company’s expected future pension benefit payments as of December 31, 2022.

Payment year	Expected Benefit Payments
2023	$13,849
2024	13,817
2025	13,779
2026	13,615
2027	13,473
2028 - 2032	63,139

The Company currently does not expect to make contributions to the DallasNews Pension Plans in 2023 and no contributions are required to these plans in 2023 under ERISA.

Other defined benefit plans.   DallasNews also sponsors other post-employment benefit (the “OPEB”) plans, which provide health and life insurance benefits for certain retired employees. These plans were frozen subsequent to the separation from the Company’s former parent company; therefore, no future benefits accrue and on-going service costs are not a component of net periodic benefit cost. The Company recorded a liability of $982 and $1,349 related to the OPEB plans as of December 31, 2022 and 2021, respectively. A net periodic benefit cost of $22 and $17 in 2022 and 2021, respectively, was recorded to other income (loss), net. The net periodic benefit cost primarily represents amortization of actuarial gains (losses) and prior service costs, offset by interest expense associated with the actuarial liability. Actuarial gains (losses) of $322 and $(20) were recorded to other comprehensive income (loss) in 2022 and 2021, respectively; see Note 6 - Shareholders' Equity.

Defined Contribution Plans.   The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. The Company recorded expense of $739 and $735 in 2022 and 2021, respectively, for matching contributions to the Savings Plan.

Note 6: Shareholders’ Equity

Reverse Stock Split.    The Company’s board of directors approved a one-for-four reverse stock split of its issued, outstanding and treasury shares of common stock, par value $0.01 per share, which became effective June 8, 2021. See Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards for additional information.

Dividends.   Quarterly dividends returned $11,454 and $3,425 to shareholders in 2022 and 2021, respectively. On December 1, 2022, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on February 10, 2023, paid on March 3, 2023.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,737,772 and 614,718, respectively, net of treasury shares at December 31, 2022. At December 31, 2021, the Company had Series A and Series B common stock outstanding of 4,737,580 and 614,910, respectively, net of treasury shares.

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

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 43

The table below sets forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Years Ended December 31,
	2022			2021
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(32,406)	$(32,485)	$79	$(32,468)	$(32,571)	$103
Amortization	522	526	(4)	1,440	1,444	(4)
Actuarial gains (losses)	(9,496)	(9,818)	322	(1,378)	(1,358)	(20)
Balance, end of period	$(41,380)	$(41,777)	$397	$(32,406)	$(32,485)	$79

Note 7: Earnings Per Share

The table below sets forth the net loss available to common shareholders and weighted average shares used for calculating basic earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Years Ended December 31,
	2022	2021
Earnings (Numerator)
Net loss available to common shareholders	$(9,786)	$(467)

Shares (Denominator)
Weighted average common shares outstanding (basic)	5,352,490	5,352,490

Loss Per Share
Basic	$(1.83)	$(0.09)

There were no options or RSUs outstanding as of December 31, 2022 and 2021, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

Note 8: Commitments and Contingencies

As of December 31, 2022, the Company had contractual obligations, in aggregate, of $12,283 for the next five years and $14,342 thereafter, for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 3 – Leases for future lease payments by year.

In December 2016, the Dallas Morning News, Inc., a wholly-owned subsidiary of the Company, entered into a 16-year lease agreement for office space for the Company’s new corporate headquarters. The Company recognizes rent expense on a straight-line basis. Per the amended lease agreement, rent payments began in November 2018.

Total lease expense for property and equipment was $4,796 and $5,018 in 2022 and 2021, respectively.

The Company funds the DallasNews Pension Plans to meet or exceed statutory requirements. The Company currently does not expect to make contributions to the DallasNews Pension Plans in 2023 and no contributions are required to these plans in 2023 under the applicable tax and labor laws governing pension plan funding; see Note 5 - Pension and Other Retirement Plans.

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

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 44

Note 9: Supplemental Cash Flow Data

The table below sets forth supplemental disclosures related to the Company’s Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2022	2021
Income tax paid, net	$619	$666
Noncash investing and financing activities:
Investments in property, plant and equipment payable	—	245
Dividends payable	856	856

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

In 2022 and 2021, the Company recorded $616 and $1,008, respectively, of interest income related to the Promissory Note, included in other income (loss), net in the Consolidated Statements of Operations.

In 2021, the Company sold inactive IP addresses for $1,349, included in other income (loss), net in the Consolidated Statements of Operations.

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

On March 9, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on May 12, 2023, which is payable on June 2, 2023.

DallasNews Corporation 2022 Annual Report on Form 10-K	PAGE 45