Form 10-Q
period 2023-03-31
DallasNews Corp
filed 2023-04-24
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Shares of Common Stock outstanding at April 20, 2023: 5,352,490 shares (consisting of 4,737,792 shares of Series A Common Stock and 614,698 shares of Series B Common Stock).

DALLASNEWS CORPORATION

FORM 10-Q

DallasNews Corporation First Quarter 2023 on Form 10-Q

PART I

Item 1. Financial Information

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
In thousands, except share and per share amounts (unaudited)	2023	2022
Net Operating Revenue:
Advertising and marketing services	$15,309	$16,264
Circulation	16,011	16,096
Printing, distribution and other	3,882	3,927
Total net operating revenue	35,202	36,287
Operating Costs and Expense:
Employee compensation and benefits	17,373	16,410
Other production, distribution and operating costs	18,028	19,249
Newsprint, ink and other supplies	2,184	2,394
Depreciation	373	712
Total operating costs and expense	37,958	38,765
Operating loss	(2,756)	(2,478)
Other income, net	362	18
Loss Before Income Taxes	(2,394)	(2,460)
Income tax provision	232	184
Net Loss	$(2,626)	$(2,644)

Per Share Basis
Net loss
Basic	$(0.49)	$(0.49)
Number of common shares used in the per share calculation:
Basic	5,352,490	5,352,490

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2023 on Form 10-Q 3

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
In thousands (unaudited)	2023	2022
Net Loss	$(2,626)	$(2,644)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial (gains) losses	(10)	130
Total other comprehensive income (loss), net of tax	(10)	130
Total Comprehensive Loss	$(2,636)	$(2,514)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2023 on Form 10-Q 4

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
In thousands, except share amounts (unaudited)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$15,258	$27,825
Short-term investments	10,500	—
Accounts receivable (net of allowance of $396 and $490 at March 31, 2023 and December 31, 2022, respectively)	11,604	14,023
Inventories	2,537	2,725
Prepaids and other current assets	5,176	3,352
Total current assets	45,075	47,925
Property, plant and equipment, at cost	313,676	313,440
Less accumulated depreciation	(306,375)	(306,002)
Property, plant and equipment, net	7,301	7,438
Operating lease right-of-use assets	14,991	14,811
Deferred income taxes, net	293	282
Other assets	1,805	1,809
Total assets	$69,465	$72,265
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,318	$5,041
Accrued compensation and benefits	4,552	4,154
Other accrued expense	3,621	4,060
Contract liabilities	10,932	9,504
Total current liabilities	23,423	22,759
Long-term pension liabilities	19,229	19,455
Long-term operating lease liabilities	16,802	16,546
Other post-employment benefits	978	982
Other liabilities	162	160
Total liabilities	60,594	59,902
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares
Series A: issued 5,216,237 shares at March 31, 2023 and December 31, 2022	52	52
Series B: issued 614,718 shares at March 31, 2023 and December 31, 2022	6	6
Treasury stock, Series A, at cost; 478,465 shares held at March 31, 2023 and December 31, 2022	(13,443)	(13,443)
Additional paid-in capital	494,563	494,563
Accumulated other comprehensive loss	(41,390)	(41,380)
Accumulated deficit	(430,917)	(427,435)
Total shareholders’ equity	8,871	12,363
Total liabilities and shareholders’ equity	$69,465	$72,265

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2023 on Form 10-Q 5

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31, 2023 and 2022
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2021	5,216,045	614,910	$58	$494,563	(478,465)	$(13,443)	$(32,406)	$(406,195)	$42,577
Net loss	—	—	—	—	—	—	—	(2,644)	(2,644)
Other comprehensive income	—	—	—	—	—	—	130	—	130
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	(856)	(856)
Balance at March 31, 2022	5,216,045	614,910	$58	$494,563	(478,465)	$(13,443)	$(32,276)	$(409,695)	$39,207
Balance at December 31, 2022	5,216,237	614,718	$58	$494,563	(478,465)	$(13,443)	$(41,380)	$(427,435)	$12,363
Net loss	—	—	—	—	—	—	—	(2,626)	(2,626)
Other comprehensive loss	—	—	—	—	—	—	(10)	—	(10)
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	(856)	(856)
Balance at March 31, 2023	5,216,237	614,718	$58	$494,563	(478,465)	$(13,443)	$(41,390)	$(430,917)	$8,871

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2023 on Form 10-Q 6

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands (unaudited)	2023	2022
Operating Activities
Net loss	$(2,626)	$(2,644)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	373	712
Net periodic pension and other post-employment expense (benefit)	(225)	227
Bad debt expense	8	31
Deferred income taxes	(11)	25
Provision, interest and penalties for uncertain tax positions	2	2
Changes in working capital and other operating assets and liabilities:
Accounts receivable	2,411	3,223
Inventories, prepaids and other current assets	(1,636)	(837)
Other assets	4	3
Accounts payable	(723)	(1,989)
Compensation and benefit obligations	398	117
Other accrued expenses	(363)	625
Contract liabilities	1,428	60
Other post-employment benefits	(15)	(19)
Net cash used for operating activities	(975)	(464)
Investing Activities
Purchases of assets	(236)	(227)
Purchases of short-term investments	(10,500)	—
Net cash used for investing activities	(10,736)	(227)
Financing Activities
Dividends paid	(856)	(856)
Net cash used for financing activities	(856)	(856)
Net decrease in cash and cash equivalents	(12,567)	(1,547)
Cash and cash equivalents, beginning of period	27,825	32,439
Cash and cash equivalents, end of period	$15,258	$30,892

Supplemental Disclosures
Income tax paid, net (refund)	$2	$(32)
Noncash investing and financing activities:
Dividends payable	856	856

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2023 on Form 10-Q 7

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

Basis of Presentation.    The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in the Company’s opinion, are necessary to present fairly the consolidated financial information as of and for the periods indicated in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates its majority owned subsidiaries over which the Company exercises control. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

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

Recently Adopted Accounting Pronouncements.    In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on January 1, 2023, using the modified retrospective approach and it did not have a material impact on its consolidated financial statements; see Note 3 – Financial Instruments and Accounts Receivable, Net for additional information.

DallasNews Corporation First Quarter 2023 on Form 10-Q 8

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

The table below sets forth revenue disaggregated by revenue source.

	Three Months Ended March 31,
	2023	2022
Advertising and Marketing Services
Print advertising	$9,296	$10,597
Digital advertising and marketing services	6,013	5,667
Total	$15,309	$16,264

Circulation
Print circulation	$12,381	$13,119
Digital circulation	3,630	2,977
Total	$16,011	$16,096

Printing, Distribution and Other	$3,882	$3,927

Total Revenue	$35,202	$36,287

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

DallasNews Corporation First Quarter 2023 on Form 10-Q 9

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

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three months ended March 31, 2023, the Company recognized $6,621 of revenue that was included in the contract liabilities balance as of December 31, 2022. The Company typically recognizes deferred revenue within 1 to 12 months.

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

DallasNews Corporation First Quarter 2023 on Form 10-Q 10

Note 3: Financial Instruments and Accounts Receivable, Net

Short-Term Investments. In the first quarter of 2023, the Company invested $10,500 in Certificates of Deposit with original maturities of more than 90 days but one year or less, included in short-term investments in the Consolidated Balance Sheet. These investments are classified as held-to-maturity and are valued at amortized cost, which approximates fair value. These investments are considered Level 2 investments.

Accounts Receivable, Net. Accounts receivable are reported net of the allowance for credit losses calculated based on customer category. For example, trade receivables for advertising customers are evaluated separately from trade receivables from single copy sales. For all trade receivables, the reserve percentage considers the Company’s historical loss experience and is applied to each customer category based on aging. In addition, each category has specific reserves for at risk accounts that vary based on the nature of the underlying trade receivables. The calculation of the allowance considers current economic, industry and customer-specific conditions such as high-risk accounts, bankruptcies and other aging specific reserves. The collectability of trade receivables depends on a variety of factors, including trends in local, regional or national economic conditions that affect our customers’ ability to pay. Accounts are written-off after all collection efforts fail; generally, after one year has expired. Expense for such uncollectible amounts is included in other production, distribution and operating costs. Credit terms are customary.

The table below sets forth changes in the allowance for credit losses for the three months ended March 31, 2023.

Beginning balance	$490
Current period provision	8
Write-offs charged against the allowance	(105)
Recoveries of amounts previously written-off	3
Ending balance	$396

For the three months ended March 31, 2023 and 2022, the Company recorded $8 and $31 in bad debt expense, respectively, which is included in other production, distribution and operating costs in the Consolidated Statements of Operations. The reduction in required reserves was primarily due to a lower volume of accounts receivable in the three month ended March 31, 2023, compared to the corresponding prior year period. We did not record any one-time adjustments as a result of adopting the new guidance on credit losses.

Note 4: Leases

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

The Company subleases office space in Dallas, Texas, with a remaining lease term of less than one year. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of March 31, 2023, sublease income is expected to approximate $460 for the remainder of 2023 and $5 in 2024.

DallasNews Corporation First Quarter 2023 on Form 10-Q 11

As of March 31, 2023, the Company renewed an operating lease with a lease term of three years, which will result in a right-of-use asset and lease liability of approximately $1,861 upon commencement in the second quarter of 2023. In addition, the Company renewed an operating lease with a lease term of two years, which will result in a right-of-use asset and lease liability of approximately $183 upon commencement in the second quarter of 2023.

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	March 31, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets	$14,991	$14,811

Liabilities
Operating
Current	Other accrued expense	$1,445	$1,547
Noncurrent	Long-term operating lease liabilities	16,802	16,546
Total lease liabilities		$18,247	$18,093

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		9.8	10.1
Weighted average discount rate (%)		7.8	7.7

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Three Months Ended March 31,
	2023	2022
Lease Cost
Operating lease cost	$985	$1,062
Short-term lease cost	6	8
Variable lease cost	189	177
Sublease income	(257)	(337)
Total lease cost	$923	$910

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities	$1,019	$1,090
Right-of-use assets obtained in exchange for operating lease liabilities	810	—

The table below sets forth the remaining maturities of the Company’s lease liabilities as of March 31, 2023.

Years Ending December 31,	Operating Leases
2023	$2,127
2024	2,649
2025	2,627
2026	2,398
2027	2,377
Thereafter	14,342
Total lease payments	26,520
Less: imputed interest	8,273
Total lease liabilities	$18,247

DallasNews Corporation First Quarter 2023 on Form 10-Q 12

Note 5: Income Taxes

The Company calculated the income tax provision for the 2023 and 2022 interim periods using an estimated annual effective tax rate based on its expected annual loss before income taxes, adjusted for permanent differences, which it applied to the year-to-date loss before income taxes and specific events that are discretely recognized as they occur.

The Company recognized an income tax provision of $232 and $184 for the three months ended March 31, 2023 and 2022, respectively, due to the effect of the Texas franchise tax. Effective income tax rates were (9.7) percent and (7.5) percent for the three months ended March 31, 2023 and 2022, respectively.

On August 16, 2022, the Inflation Reduction Act (the “Act”) was enacted and signed into law. The Act is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15 percent, an excise tax of 1 percent on corporate stock buy-backs, energy-related tax credits, and additional IRS funding. Certain provisions, including the corporate alternative minimum tax and excise tax on corporate stock buy-backs, became effective for tax years beginning after December 31, 2022. The U.S. Department of the Treasury and the IRS are expected to release further regulations and interpretive guidance implementing the legislation contained in the Act, but the details and timing of such regulations are subject to uncertainty at this time. The Company continues to evaluate the impacts of this legislation as additional guidance is released; however, it does not expect a material impact on its consolidated financial statements.

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

No contributions are required to the DallasNews Pension Plans in 2023 under the applicable tax and labor laws governing pension plan funding. In August 2022, the Company made a board approved voluntary contribution of $5,000 to the Pension Plans, reflected in long-term pension liabilities in the Consolidated Balance Sheets. The Company will continue to evaluate the feasibility of de-risking strategies based on the economic benefits to the Company.

Net Periodic Pension Expense (Benefit)

The Company’s estimates of net periodic pension expense or benefit are based on the expected return on plan assets, interest on the projected benefit obligations and the amortization of actuarial gains and losses that are deferred in accumulated other comprehensive loss. Participation in and accrual of new benefits to participants has been frozen since 2007 and, accordingly, on-going service costs are not a component of net periodic pension expense (benefit). For 2023, there are no unrecognized gains (losses) to amortize due to the total unrecognized gain (loss) falling below the amortization threshold. For 2022, based on the re-allocation of the Pension Plans’ assets, the Company assumed a lower rate of return on the assets resulting in net periodic pension expense.

The table below sets forth components of net periodic pension expense (benefit), which are included in other income, net in the Consolidated Statements of Operations.

	Three Months Ended March 31,
	2023	2022
Interest cost	$1,993	$1,328
Expected return on plans' assets	(2,219)	(1,237)
Amortization of actuarial loss	—	131
Net periodic pension expense (benefit)	$(226)	$222

Defined Contribution Plans. The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. Aggregate expense for matching contributions to the Savings Plan was $201 and $212 for the three months ended March 31, 2023 and 2022, respectively.

DallasNews Corporation First Quarter 2023 on Form 10-Q 13

Note 7: Shareholders’ Equity

Dividends. On March 9, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on May 12, 2023, which is payable on June 2, 2023.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,737,772 and 614,718, respectively, net of treasury shares at March 31, 2023 and December 31, 2022.

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

	Three Months Ended March 31,
	2023			2022
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(41,380)	$(41,777)	$397	$(32,406)	$(32,485)	$79
Amortization	(10)	—	(10)	130	131	(1)
Balance, end of period	$(41,390)	$(41,777)	$387	$(32,276)	$(32,354)	$78

Note 8: Earnings Per Share

The table below sets forth the net loss available to common shareholders and weighted average shares used for calculating basic earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended March 31,
	2023	2022
Earnings (Numerator)
Net loss available to common shareholders	$(2,626)	$(2,644)

Shares (Denominator)
Weighted average common shares outstanding (basic)	5,352,490	5,352,490

Loss Per Share
Basic	$(0.49)	$(0.49)

There were no options or RSUs outstanding as of March 31, 2023 and 2022, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

DallasNews Corporation First Quarter 2023 on Form 10-Q 14

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

Note 10: Disposal of Assets

In May 2019, the Company finalized a Purchase and Sale Agreement with Charter DMN Holdings, LP (the “Purchaser”) for the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000 and a pretax gain of $25,908. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two year seller-financed promissory note of $22,400 (the “Promissory Note”). On July 29, 2022, the Company received cash proceeds of $22,516 from the Purchaser, paying the Promissory Note in full including interest. The Company recorded $249 of interest income related to the Promissory Note, included in other income, net in the Consolidated Statement of Operations for the three months ended March 31, 2022.

Notes receivable are recorded net of an allowance for credit losses. Interest income is accrued on the unpaid principal balance, included in accounts receivable in the Consolidated Balance Sheets. The Company puts notes receivable on non-accrual status and provides an allowance against accrued interest if it is determined the likelihood of collecting substantially all of the note and accrued interest is not probable. Notes are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

DallasNews Corporation First Quarter 2023 on Form 10-Q 15

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

The Company and its business partners are subject to risks and uncertainties caused by factors beyond its control, including macroeconomic factors such as inflation. The Company has experienced an increase in the cost of raw materials for newsprint and fuel prices to distribute the newspaper. If inflation remains at current levels, or increases, for an extended period, certain operating costs could increase or advertiser spending could be impacted. Beginning in early 2020, the COVID-19 pandemic impacted, and may continue to impact, the Company’s customers, distribution partners, advertisers, production facilities, and third parties, and could result in additional loss of advertising revenue or supply chain disruption. If the pandemic were to affect a significant number of the workforce employed in printing operations, the Company may experience delays or be unable to produce, print and deliver its publications and other third-party print publications on a timely basis. The Company continues to evaluate for any future material impacts on its consolidated financial statements.

In the first quarter of 2023, the Company invested $10,500 in Certificates of Deposit with original maturities of one year or less; see Note 3 – Financial Instruments and Accounts Receivable, Net for additional information.

DallasNews Corporation First Quarter 2023 on Form 10-Q 16

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for the three months ended March 31, 2023 and 2022. Based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment.

The table below sets forth the components of the Company’s operating loss.

	Three Months Ended March 31,
	2023	Percentage Change	2022
Advertising and marketing services	$15,309	(5.9)%	$16,264
Circulation	16,011	(0.5)%	16,096
Printing, distribution and other	3,882	(1.1)%	3,927
Total Net Operating Revenue	35,202	(3.0)%	36,287

Total Operating Costs and Expense	37,958	(2.1)%	38,765

Operating Loss	$(2,756)	(11.2)%	$(2,478)

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

DallasNews Corporation First Quarter 2023 on Form 10-Q 17

Advertising and marketing services revenue

Advertising and marketing services revenue was 43.5 percent and 44.8 percent of total revenue for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	Percentage Change	2022
Print advertising	$9,296	(12.3)%	$10,597
Digital advertising and marketing services	6,013	6.1%	5,667
Advertising and Marketing Services	$15,309	(5.9)%	$16,264

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. Display and classified print revenue increased $143 in the three months ended March 31, 2023, primarily due to a volume increase in display advertisements.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers, niche publications, and distributed to publications in other markets, or distributed to non-subscribers through the mail or through third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. Preprint advertising also includes other services revenue related to the Company’s niche publications. While most print advertising streams have softened, preprint advertising continues to experience a much greater secular decline across the industry. Revenue decreased $1,444 in the three months ended March 31, 2023, primarily due to a volume decline in home delivery mail advertisements and in preprint newspaper inserts distributed to publications in other markets.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing services, consulting, branding, paid media strategy and management, creative services, search optimization, direct mail and the sale of promotional materials, as well as providing multi-channel marketing solutions through subscription sales of the Company’s cloud-based software. In addition, it includes digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, as well as targeted and multi-channel (programmatic) advertising placed on third-party websites. Revenue increased $346 in the three months ended March 31, 2023, due to an increase in digital advertising on dallasnews.com primarily related to financial services clients.

Circulation revenue

Circulation revenue was 45.5 percent and 44.4 percent of total revenue for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	Percentage Change	2022
Print circulation	$12,381	(5.6)%	$13,119
Digital circulation	3,630	21.9%	2,977
Circulation	$16,011	(0.5)%	$16,096

Print circulation

Revenue decreased primarily driven by a decline in print subscriptions of 10,442 or 12.0 percent when compared to March 31, 2022, partially offset by rates increasing approximately 7.8 percent. In the three months ended March 31, 2023, home delivery revenue decreased $592 or 4.9 percent and single copy revenue decreased $146 or 13.7 percent.

DallasNews Corporation First Quarter 2023 on Form 10-Q 18

Digital circulation

Revenue increased $653 or 21.9 percent in the three months ended March 31, 2023, due to an increase in digital-only subscriptions of 6,694 or 10.7 percent when compared to March 31, 2022, reflecting the Company’s continued focus on growing its paid digital subscriptions and revenue.

Printing, distribution and other revenue

Printing, distribution and other revenue was 11.0 percent and 10.8 percent of total revenue for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	Percentage Change	2022
Printing, Distribution and Other	$3,882	(1.1)%	$3,927

Revenue was flat in the three months ended March 31, 2023.

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended March 31,
	2023	Percentage Change	2022
Employee compensation and benefits	$17,373	5.9%	$16,410
Other production, distribution and operating costs	18,028	(6.3)%	19,249
Newsprint, ink and other supplies	2,184	(8.8)%	2,394
Depreciation	373	(47.6)%	712
Total Operating Costs and Expense	$37,958	(2.1)%	$38,765

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits increased $963 in the three months ended March 31, 2023, primarily due to an increase in compensation related to the hiring of key positions.

Other production, distribution and operating costs – Expense decreased $1,221 in the three months ended March 31, 2023, primarily due to savings in distribution expense associated with lower circulation and fewer preprint newspaper inserts being distributed to publications in other markets.

Newsprint, ink and other supplies – Expense decreased $210 in the three months ended March 31, 2023. Competitive pricing is available under the Company’s paper supply agreement; however, the price of newsprint increased, offset by savings from reduced newsprint costs associated with lower circulation and preprinted advertisements. Newsprint consumption for the three months ended March 31, 2023 and 2022, approximated 1,774 and 1,888 metric tons, respectively, at an average cost per metric ton of $824 and $658, respectively.

Depreciation – Expense decreased $339 in the three months ended March 31, 2023, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated.

DallasNews Corporation First Quarter 2023 on Form 10-Q 19

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended March 31,
	2023	Percentage Change	2022
Other income, net	$362	N/M	$18

Income tax provision	$232	26.1%	$184

N/M – not meaningful

Other income, net – Other income, net includes net periodic pension and other post-employment expense (benefit), interest income (expense) and gain (loss) from investments.

Net periodic pension and other post-employment expense (benefit) was $(225) and $227 for the three months ended March 31, 2023 and 2022, respectively.

In the three months ended March 31, 2022, the Company recorded $249 of interest income related to the promissory note from the sale of its former headquarters, which was paid in full, including interest, in the third quarter of 2022.

Income tax provision – The Company recognized an income tax provision of $232 and $184 for the three months ended March 31, 2023 and 2022, respectively, due to the effect of the Texas franchise tax. Effective income tax rates were (9.7) percent and (7.5) percent for the three months ended March 31, 2023 and 2022, respectively.

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

DallasNews Corporation First Quarter 2023 on Form 10-Q 20

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of March 31, 2023 and December 31, 2022, were $15,258 and $27,825, respectively. In the first quarter, the Company invested $10,500 in Certificates of Deposit, as discussed below, included in short-term investments in the Consolidated Balance Sheet and Statement of Cash flow.

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

Operating Cash Flows

Net cash used for operating activities for the three months ended March 31, 2023 and 2022, was $975 and $464, respectively. Cash flows used for operating activities increased by $511 during the three months ended March 31, 2023, when compared to the prior year period, primarily due to the increase in operating loss.

Investing Cash Flows

Net used for investing activities was $10,736 and $227 for the three months ended March 31, 2023 and 2022, respectively. In the first quarter of 2023, the Company invested $10,500 in Certificates of Deposit with original maturities of one year or less. Cash flows used for investing activities also included $236 and $227 of capital spending in 2023 and 2022, respectively.

Financing Cash Flows

Net cash used for financing activities was $856 for the three months ended March 31, 2023 and 2022, all attributable to dividend payments.

Financing Arrangements

None.

Contractual Obligations

The Company has contractual obligations for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 4 – Leases for future lease payments by year.

Under the applicable tax and labor laws governing pension plan funding, no contributions to the DallasNews Pension Plans are required in 2023.

On March 9, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on May 12, 2023, which is payable on June 2, 2023.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 9, 2023, with the Securities and Exchange Commission (“SEC”).

DallasNews Corporation First Quarter 2023 on Form 10-Q 21

Critical Accounting Policies and Estimates

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q concerning DallasNews Corporation’s business outlook or future economic performance, revenues, expenses, cash balance, capital expenditures, investments, impairments, business initiatives, pension plan contributions and obligations, working capital and other financial and non-financial items that are not historical facts are “forward-looking statements” as the term is defined under applicable federal securities laws. Words such as “anticipate,” “assume,” “believe,” “can,” “could,” “estimate,” “forecast,” “intend,” “expect,” “may,” “project,” “plan,” “seek,” “should,” “target,” “will,” “would” and their opposites and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint and distribution prices; program costs; the success of the Company’s digital strategy; labor relations; cybersecurity incidents; and technological obsolescence. Among other risks, there can be no guarantee that the board of directors will approve a quarterly dividend in future quarters or that our financial projections are accurate, as well as other risks described in the Company’s Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the Securities and Exchange Commission. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2023, management concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation First Quarter 2023 on Form 10-Q 22

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

DallasNews Corporation First Quarter 2023 on Form 10-Q 23

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

DallasNews Corporation First Quarter 2023 on Form 10-Q 24

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

DallasNews Corporation First Quarter 2023 on Form 10-Q 25

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

DallasNews Corporation First Quarter 2023 on Form 10-Q 26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLASNEWS CORPORATION

By:	/s/	Katy Murray
Katy Murray
President and Chief Financial Officer
(Principal Financial Officer)

Dated:	April 24, 2023

DallasNews Corporation First Quarter 2023 on Form 10-Q 27

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

DallasNews Corporation First Quarter 2023 on Form 10-Q 28