Form 10-Q
period 2023-06-30
DallasNews Corp
filed 2023-07-26
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Shares of Common Stock outstanding at July 21, 2023: 5,352,490 shares (consisting of 4,737,792 shares of Series A Common Stock and 614,698 shares of Series B Common Stock).

DALLASNEWS CORPORATION

FORM 10-Q

DallasNews Corporation Second Quarter 2023 on Form 10-Q

PART I

Item 1. Financial Information

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except share and per share amounts (unaudited)	2023	2022	2023	2022
Net Operating Revenue:
Advertising and marketing services	$16,223	$17,457	$31,532	$33,721
Circulation	15,996	16,250	32,007	32,346
Printing, distribution and other	3,793	3,866	7,675	7,793
Total net operating revenue	36,012	37,573	71,214	73,860
Operating Costs and Expense:
Employee compensation and benefits	17,236	16,804	34,609	33,214
Other production, distribution and operating costs	17,293	19,725	35,321	38,974
Newsprint, ink and other supplies	2,346	2,504	4,530	4,898
Depreciation	357	716	730	1,428
Asset impairments	—	102	—	102
Total operating costs and expense	37,232	39,851	75,190	78,616
Operating loss	(1,220)	(2,278)	(3,976)	(4,756)
Other income, net	378	28	740	46
Loss Before Income Taxes	(842)	(2,250)	(3,236)	(4,710)
Income tax provision	26	165	258	349
Net Loss	$(868)	$(2,415)	$(3,494)	$(5,059)

Per Share Basis
Net loss
Basic	$(0.16)	$(0.45)	$(0.65)	$(0.95)
Number of common shares used in the per share calculation:
Basic	5,352,490	5,352,490	5,352,490	5,352,490

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2023 on Form 10-Q 3

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (unaudited)	2023	2022	2023	2022
Net Loss	$(868)	$(2,415)	$(3,494)	$(5,059)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial (gains) losses	(10)	131	(20)	261
Total other comprehensive income (loss), net of tax	(10)	131	(20)	261
Total Comprehensive Loss	$(878)	$(2,284)	$(3,514)	$(4,798)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2023 on Form 10-Q 4

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
In thousands, except share amounts (unaudited)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$11,928	$27,825
Short-term investments	10,669	—
Accounts receivable (net of allowance of $273 and $490 at June 30, 2023 and December 31, 2022, respectively)	11,734	14,023
Inventories	2,105	2,725
Prepaids and other current assets	4,816	3,352
Total current assets	41,252	47,925
Property, plant and equipment, at cost	314,315	313,440
Less accumulated depreciation	(306,733)	(306,002)
Property, plant and equipment, net	7,582	7,438
Operating lease right-of-use assets	16,923	14,811
Deferred income taxes, net	298	282
Other assets	1,799	1,809
Total assets	$67,854	$72,265
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,130	$5,041
Accrued compensation and benefits	4,233	4,154
Other accrued expense	3,849	4,060
Contract liabilities	10,694	9,504
Total current liabilities	22,906	22,759
Long-term pension liabilities	19,003	19,455
Long-term operating lease liabilities	17,778	16,546
Other post-employment benefits	973	982
Other liabilities	58	160
Total liabilities	60,718	59,902
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares
Series A: issued 5,216,257 and 5,216,237 shares at June 30, 2023 and December 31, 2022, respectively	52	52
Series B: issued 614,698 and 614,718 shares at June 30, 2023 and December 31, 2022, respectively	6	6
Treasury stock, Series A, at cost; 478,465 shares held at June 30, 2023 and December 31, 2022	(13,443)	(13,443)
Additional paid-in capital	494,563	494,563
Accumulated other comprehensive loss	(41,400)	(41,380)
Accumulated deficit	(432,642)	(427,435)
Total shareholders’ equity	7,136	12,363
Total liabilities and shareholders’ equity	$67,854	$72,265

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2023 on Form 10-Q 5

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30, 2023 and 2022
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2021	5,216,045	614,910	$58	$494,563	(478,465)	$(13,443)	$(32,406)	$(406,195)	$42,577
Net loss	—	—	—	—	—	—	—	(5,059)	(5,059)
Other comprehensive income	—	—	—	—	—	—	261	—	261
Conversion of Series B to Series A	58	(58)	—	—	—	—	—	—	—
Dividends declared ($0.32 per share)	—	—	—	—	—	—	—	(1,713)	(1,713)
Balance at June 30, 2022	5,216,103	614,852	$58	$494,563	(478,465)	$(13,443)	$(32,145)	$(412,967)	$36,066
Balance at December 31, 2022	5,216,237	614,718	$58	$494,563	(478,465)	$(13,443)	$(41,380)	$(427,435)	$12,363
Net loss	—	—	—	—	—	—	—	(3,494)	(3,494)
Other comprehensive loss	—	—	—	—	—	—	(20)	—	(20)
Conversion of Series B to Series A	20	(20)	—	—	—	—	—	—	—
Dividends declared ($0.32 per share)	—	—	—	—	—	—	—	(1,713)	(1,713)
Balance at June 30, 2023	5,216,257	614,698	$58	$494,563	(478,465)	$(13,443)	$(41,400)	$(432,642)	$7,136

	Three Months Ended June 30, 2023 and 2022
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2022	5,216,045	614,910	$58	$494,563	(478,465)	$(13,443)	$(32,276)	$(409,695)	$39,207
Net loss	—	—	—	—	—	—	—	(2,415)	(2,415)
Other comprehensive income	—	—	—	—	—	—	131	—	131
Conversion of Series B to Series A	58	(58)	—	—	—	—	—	—	—
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	(857)	(857)
Balance at June 30, 2022	5,216,103	614,852	$58	$494,563	(478,465)	$(13,443)	$(32,145)	$(412,967)	$36,066
Balance at March 31, 2023	5,216,237	614,718	$58	$494,563	(478,465)	$(13,443)	$(41,390)	$(430,917)	$8,871
Net loss	—	—	—	—	—	—	—	(868)	(868)
Other comprehensive loss	—	—	—	—	—	—	(10)	—	(10)
Conversion of Series B to Series A	20	(20)	—	—	—	—	—	—	—
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	(857)	(857)
Balance at June 30, 2023	5,216,257	614,698	$58	$494,563	(478,465)	$(13,443)	$(41,400)	$(432,642)	$7,136

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2023 on Form 10-Q 6

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands (unaudited)	2023	2022
Operating Activities
Net loss	$(3,494)	$(5,059)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	730	1,428
Net periodic pension and other post-employment expense (benefit)	(449)	455
Bad debt expense (benefit)	(64)	18
Deferred income taxes	(16)	47
Gain on short-term investments	(169)	—
Asset impairments	—	102
Provision, interest and penalties for uncertain tax positions	(102)	5
Changes in working capital and other operating assets and liabilities:
Accounts receivable	2,353	2,394
Inventories, prepaids and other current assets	(844)	(426)
Other assets	10	(3)
Accounts payable	(911)	(1,948)
Compensation and benefit obligations	79	(297)
Other accrued expenses	(1,118)	(35)
Contract liabilities	1,190	91
Other post-employment benefits	(31)	(38)
Net cash used for operating activities	(2,836)	(3,266)
Investing Activities
Purchases of assets	(848)	(900)
Purchases of short-term investments	(10,500)	—
Net cash used for investing activities	(11,348)	(900)
Financing Activities
Dividends paid	(1,713)	(1,713)
Net cash used for financing activities	(1,713)	(1,713)
Net decrease in cash and cash equivalents	(15,897)	(5,879)
Cash and cash equivalents, beginning of period	27,825	32,439
Cash and cash equivalents, end of period	$11,928	$26,560

Supplemental Disclosures
Income tax paid, net	$619	$651
Noncash investing and financing activities:
Investments in property, plant and equipment payable	27	—
Dividends payable	857	857

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2023 on Form 10-Q 7

DallasNews Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1: Basis of Presentation and Recently Issued Accounting Standards

Description of Business.    DallasNews Corporation and its subsidiaries are referred to collectively herein as “DallasNews” or the “Company.” DallasNews was formed in February 2008 through a spin-off from its former parent company and is registered on The Nasdaq Stock Market LLC (Nasdaq trading symbol: DALN). DallasNews is the Dallas-based holding company of The Dallas Morning News and Medium Giant.

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

DallasNews Corporation Second Quarter 2023 on Form 10-Q 8

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

The table below sets forth revenue disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Advertising and Marketing Services
Print advertising	$10,294	$11,416	$19,590	$22,013
Digital advertising and marketing services	5,929	6,041	11,942	11,708
Total	$16,223	$17,457	$31,532	$33,721

Circulation
Print circulation	$12,144	$12,998	$24,525	$26,117
Digital circulation	3,852	3,252	7,482	6,229
Total	$15,996	$16,250	$32,007	$32,346

Printing, Distribution and Other	$3,793	$3,866	$7,675	$7,793

Total Revenue	$36,012	$37,573	$71,214	$73,860

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

The Company’s agreement allowing it to distribute preprinted advertisements through the mail or through third-party distributors to households in targeted areas was not renewed and will end August 31, 2023. As a result of the end of the distribution agreement whose weekly shared mail coupons and home delivery inserts supported the Company’s niche publications, the Company decided to stop print-only editions of its niche publications, Al Dia and Briefing after August 30, 2023. Al Dia will continue as a digital-only product and publish online daily, as news develops, and in a weekly ePaper edition. Briefing will be discontinued as a weekly newspaper, and the brand will be retired.

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

DallasNews Corporation Second Quarter 2023 on Form 10-Q 9

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

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three and six months ended June 30, 2023, the Company recognized $1,571 and $8,192, respectively, of revenue that was included in the contract liabilities balance as of December 31, 2022. The Company typically recognizes deferred revenue within 1 to 12 months.

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

DallasNews Corporation Second Quarter 2023 on Form 10-Q 10

Note 3: Financial Instruments and Accounts Receivable, Net

Short-Term Investments. In the first quarter of 2023, the Company invested $10,500 in Certificates of Deposit (“CD’s”) with original maturities of more than 90 days but one year or less, included in short-term investments in the Consolidated Balance Sheets. These investments are classified as held-to-maturity and are valued at amortized cost, which approximates fair value. These investments are considered Level 2 investments. In the three months ended June 30, 2023, the Company recorded $169 of interest income related to the CD’s, included in other income, net in the Consolidated Statements of Operations.

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

The table below sets forth changes in the allowance for credit losses for the six months ended June 30, 2023.

Beginning balance	$490
Current period provision	(64)
Write-offs charged against the allowance	(136)
Recoveries of amounts previously written-off	3
Other	(20)
Ending balance	$273

For the three months ended June 30, 2023 and 2022, the Company recorded $(72) and $(13), respectively, and $(64) and $18 for the six months ended June 30, 2023 and 2022, respectively, of bad debt expense (benefit) which is included in other production, distribution and operating costs in the Consolidated Statements of Operations. The reduction in required reserves was primarily due to a lower volume of accounts receivable in the six months ended June 30, 2023, compared to the corresponding prior year period. We did not record any one-time adjustments as a result of adopting the new guidance on credit losses.

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

The Company subleases office space in Dallas, Texas, with a remaining lease term of less than one year. Additionally, the Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. In the second quarter of 2022, the Company terminated the lease and sublease agreements for the office space of the Denton Publishing Company, resulting in a right-of-use asset impairment of $102. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of June 30, 2023, sublease income is expected to approximate $230 for the remainder of 2023 and $30 in 2024.

DallasNews Corporation Second Quarter 2023 on Form 10-Q 11

As of June 30, 2023, the Company did not have any significant operating leases that have not yet commenced.

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	June 30, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets	$16,923	$14,811

Liabilities
Operating
Current	Other accrued expense	$1,814	$1,547
Noncurrent	Long-term operating lease liabilities	17,778	16,546
Total lease liabilities		$19,592	$18,093

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		9.0	10.1
Weighted average discount rate (%)		7.7	7.7

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases. In the three and six months ended June 30, 2023, operating lease cost reflects a non-recurring lease cost benefit of $556, reflected in other production, distribution and operating costs in the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost	$521	$1,043	$1,506	$2,105
Short-term lease cost	18	11	24	19
Variable lease cost	243	163	432	340
Sublease income	(255)	(304)	(512)	(641)
Total lease cost	$527	$913	$1,450	$1,823

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities			$2,109	$2,167
Right-of-use assets obtained in exchange for operating lease liabilities			2,908	—

The table below sets forth the remaining maturities of the Company’s lease liabilities as of June 30, 2023.

Years Ending December 31,	Operating Leases
2023	$1,513
2024	3,446
2025	3,380
2026	2,649
2027	2,377
Thereafter	14,342
Total lease payments	27,707
Less: imputed interest	8,115
Total lease liabilities	$19,592

DallasNews Corporation Second Quarter 2023 on Form 10-Q 12

Note 5: Income Taxes

The Company calculated the income tax provision for the 2023 and 2022 interim periods using an estimated annual effective tax rate based on its expected annual loss before income taxes, adjusted for permanent differences, which it applied to the year-to-date loss before income taxes and specific events that are discretely recognized as they occur.

The Company recognized an income tax provision of $26 and $165 for the three months ended June 30, 2023 and 2022, respectively, and $258 and $349 for the six months ended June 30, 2023 and 2022, respectively, due to the effect of the Texas franchise tax. The 2023 income tax expense was reduced by the release of a $66 federal uncertain tax reserve, included in other liabilities, as a result of the statute of limitations lapsing in June 2023. In connection with the release of a federal uncertain tax reserve, the Company released a reserve for interest and penalties included in other liabilities and recognized $36 in other income, net for the six months ended June 30, 2023. Effective income tax rates were (8.0) percent and (7.4) percent for the six months ended June 30, 2023 and 2022, respectively.

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

Note 6: Pension and Other Retirement Plans

Defined Benefit Plans. The Company sponsors the DallasNews Pension Plans (the “Pension Plans”), which provide benefits to approximately 1,350 current and former employees of the Company. DallasNews Pension Plan I provides benefits to certain current and former employees primarily employed with The Dallas Morning News or the DallasNews corporate offices. DallasNews Pension Plan II provides benefits to certain former employees of The Providence Journal Company. This obligation was retained by the Company upon the sale of the newspaper operations of The Providence Journal. No additional benefits are accruing under the DallasNews Pension Plans, as future benefits were frozen.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest cost	$1,993	$1,327	$3,986	$2,655
Expected return on plans' assets	(2,218)	(1,237)	(4,437)	(2,474)
Amortization of actuarial loss	—	132	—	263
Net periodic pension expense (benefit)	$(225)	$222	$(451)	$444

DallasNews Corporation Second Quarter 2023 on Form 10-Q 13

Defined Contribution Plans. The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. Aggregate expense for matching contributions to the Savings Plan was $180 and $177 for the three months ended June 30, 2023 and 2022, respectively, and $381 and $389 for the six months ended June 30, 2023 and 2022, respectively.

Note 7: Shareholders’ Equity

Dividends. On May 11, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on August 11, 2023, which is payable on September 1, 2023.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,737,792 and 614,698, respectively, net of treasury shares at June 30, 2023. At December 31, 2022, the Company had Series A and Series B common stock outstanding of 4,737,772 and 614,718, respectively, net of treasury shares.

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

	Three Months Ended June 30,
	2023			2022
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(41,390)	$(41,777)	$387	$(32,276)	$(32,354)	$78
Amortization	(10)	—	(10)	131	132	(1)
Balance, end of period	$(41,400)	$(41,777)	$377	$(32,145)	$(32,222)	$77

	Six Months Ended June 30,
	2023			2022
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(41,380)	$(41,777)	$397	$(32,406)	$(32,485)	$79
Amortization	(20)	—	(20)	261	263	(2)
Balance, end of period	$(41,400)	$(41,777)	$377	$(32,145)	$(32,222)	$77

DallasNews Corporation Second Quarter 2023 on Form 10-Q 14

Note 8: Earnings Per Share

The table below sets forth the net loss available to common shareholders and weighted average shares used for calculating basic earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings (Numerator)
Net loss available to common shareholders	$(868)	$(2,415)	$(3,494)	$(5,059)

Shares (Denominator)
Weighted average common shares outstanding (basic)	5,352,490	5,352,490	5,352,490	5,352,490

Loss Per Share
Basic	$(0.16)	$(0.45)	$(0.65)	$(0.95)

There were no options or RSUs outstanding as of June 30, 2023 and 2022, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

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

Note 10: Disposal of Assets

In May 2019, the Company finalized a Purchase and Sale Agreement with Charter DMN Holdings, LP (the “Purchaser”) for the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000 and a pretax gain of $25,908. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two year seller-financed promissory note of $22,400 (the “Promissory Note”). On July 29, 2022, the Company received cash proceeds of $22,516 from the Purchaser, paying the Promissory Note in full including interest. The Company recorded $251 and $500 of interest income related to the Promissory Note, included in other income, net in the Consolidated Statements of Operations for the three and six months ended June 30, 2022, respectively.

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

DallasNews Corporation Second Quarter 2023 on Form 10-Q 15

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

OVERVIEW

DallasNews Corporation and its subsidiaries are referred to collectively herein as “DallasNews” or the “Company.” DallasNews was formed in February 2008 through a spin-off from its former parent company and is registered on The Nasdaq Stock Market LLC (Nasdaq trading symbol: DALN). DallasNews is the Dallas-based holding company of The Dallas Morning News and Medium Giant.

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

The Company and its business partners are subject to risks and uncertainties caused by factors beyond its control, including macroeconomic factors such as inflation. If inflation remains at current levels, or increases, for an extended period, certain operating costs could increase or advertiser spending could be impacted. If a pandemic were to affect a significant number of the workforce employed in printing operations, the Company may experience delays or be unable to produce, print and deliver its publications and other third-party print publications on a timely basis. The Company continues to evaluate for any future material impacts on its consolidated financial statements.

In the first quarter of 2023, the Company invested $10,500 in Certificates of Deposit with original maturities of one year or less; see Note 3 – Financial Instruments and Accounts Receivable, Net for additional information.

DallasNews Corporation Second Quarter 2023 on Form 10-Q 16

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for the three and six months ended June 30, 2023 and 2022. Based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment.

The table below sets forth the components of the Company’s operating loss.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	Percentage Change	2022	2023	Percentage Change	2022
Advertising and marketing services	$16,223	(7.1)%	$17,457	$31,532	(6.5)%	$33,721
Circulation	15,996	(1.6)%	16,250	32,007	(1.0)%	32,346
Printing, distribution and other	3,793	(1.9)%	3,866	7,675	(1.5)%	7,793
Total Net Operating Revenue	36,012	(4.2)%	37,573	71,214	(3.6)%	73,860

Total Operating Costs and Expense	37,232	(6.6)%	39,851	75,190	(4.4)%	78,616

Operating Loss	$(1,220)	46.4%	$(2,278)	$(3,976)	16.4%	$(4,756)

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

The Company’s advertising revenue from its core newspapers continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. Decreases in print advertising categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement.

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

DallasNews Corporation Second Quarter 2023 on Form 10-Q 17

Advertising and marketing services revenue

Advertising and marketing services revenue was 45.1 percent and 44.3 percent of total revenue for the three and six months ended June 30, 2023, respectively, and 46.5 percent and 45.7 percent of total revenue for the three and six months ended June 30, 2022, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	Percentage Change	2022	2023	Percentage Change	2022
Print advertising	$10,294	(9.8)%	$11,416	$19,590	(11.0)%	$22,013
Digital advertising and marketing services	5,929	(1.9)%	6,041	11,942	2.0%	11,708
Advertising and Marketing Services	$16,223	(7.1)%	$17,457	$31,532	(6.5)%	$33,721

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core and niche newspapers. Display and classified print revenue decreased $293 and $150 in the three and six months ended June 30, 2023, respectively, primarily due to a volume decrease in display and classified advertisements, resulting from the discontinuation of the Saturday Briefing publication at the end of 2022.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspapers, niche publications, and distributed to publications in other markets, or distributed to non-subscribers through the mail or through third-party distributors to households in targeted areas in order to provide total market coverage for advertisers. Preprint advertising also includes other services revenue related to the Company’s niche publications. While most print advertising streams have softened, preprint advertising continues to experience a much greater secular decline across the industry. Revenue decreased $829 and $2,273 in the three and six months ended June 30, 2023, respectively, primarily due to a volume decline in home delivery mail advertisements and in preprint newspaper inserts distributed to publications in other markets.

The Company’s agreement allowing it to distribute preprinted advertisements through the mail or through third-party distributors to households in targeted areas was not renewed and will end August 31, 2023. This program was forecasted to generate approximately $1,000 a month in revenue this year, although that has been declining as advertisers move away from coupon inserts. As a result of the end of the distribution agreement whose weekly shared mail coupons and home delivery inserts supported the Company’s niche publications, the Company decided to stop print-only editions of its niche publications, Al Dia and Briefing after August 30, 2023. Al Dia will continue as a digital-only product and publish online daily, as news develops, and in a weekly ePaper edition. Briefing will be discontinued as a weekly newspaper, and the brand will be retired.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing services, consulting, branding, paid media strategy and management, creative services, search optimization, direct mail and the sale of promotional materials, as well as providing multi-channel marketing solutions through subscription sales of the Company’s cloud-based software. In addition, it includes digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, as well as targeted and multi-channel (programmatic) advertising placed on third-party websites. Revenue decreased $112 in the three months ended June 30, 2023, and increased $234 in the six months ended June 30, 2023, due to an increase in digital advertising on dallasnews.com primarily related to financial services clients, offset by a decline in marketing services revenue resulting from some contracts ending.

DallasNews Corporation Second Quarter 2023 on Form 10-Q 18

Circulation revenue

Circulation revenue was 44.4 percent and 44.9 percent of total revenue for the three and six months ended June 30, 2023, respectively, and 43.2 percent and 43.8 percent of total revenue for the three and six months ended June 30, 2022, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	Percentage Change	2022	2023	Percentage Change	2022
Print circulation	$12,144	(6.6)%	$12,998	$24,525	(6.1)%	$26,117
Digital circulation	3,852	18.5%	3,252	7,482	20.1%	6,229
Circulation	$15,996	(1.6)%	$16,250	$32,007	(1.0)%	$32,346

Print circulation

Revenue decreased primarily driven by a decline in print subscriptions of 9,787 or 11.7 percent when compared to June 30, 2022, partially offset by rates increasing approximately 7.1 percent. In the three months ended June 30, 2023, home delivery revenue decreased $612 or 5.1 percent, and $1,204 or 5.0 percent in the six months ended June 30, 2023. Single copy revenue decreased $242 or 22.6 percent in the three months ended June 30, 2023, and $388 or 18.2 percent in the six months ended June 30, 2023.

Digital circulation

Revenue increased $600 or 18.5 percent in the three months ended June 30, 2023, and $1,253 or 20.1 percent in the six months ended June 30, 2023, due to an increase in digital-only subscriptions of 6,158 or 9.8 percent when compared to June 30, 2022, reflecting the Company’s continued focus on growing its paid digital subscriptions and revenue. In the second quarter, the Company did experience a slight decline in digital-only subscriptions when compared to the first quarter of 2023, primarily due to a promotion in the fourth quarter of 2022 offering a six-month introductory price, which expired resulting in higher cancellation volumes than previously experienced with past discount offers. In addition, digital traffic is typically lower in the summer months.

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.5 percent and 10.8 percent of total revenue for the three and six months ended June 30, 2023, respectively, and 10.3 percent and 10.5 percent of total revenue for the three and six months ended June 30, 2022, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	Percentage Change	2022	2023	Percentage Change	2022
Printing, Distribution and Other	$3,793	(1.9)%	$3,866	$7,675	(1.5)%	$7,793

Revenue slightly decreased in the three and six months ended June 30, 2023.

DallasNews Corporation Second Quarter 2023 on Form 10-Q 19

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	Percentage Change	2022	2023	Percentage Change	2022
Employee compensation and benefits	$17,236	2.6%	$16,804	$34,609	4.2%	$33,214
Other production, distribution and operating costs	17,293	(12.3)%	19,725	35,321	(9.4)%	38,974
Newsprint, ink and other supplies	2,346	(6.3)%	2,504	4,530	(7.5)%	4,898
Depreciation	357	(50.1)%	716	730	(48.9)%	1,428
Asset impairments	—	(100.0)%	102	—	(100.0)%	102
Total Operating Costs and Expense	$37,232	(6.6)%	$39,851	$75,190	(4.4)%	$78,616

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits increased $432 and $1,395 in the three and six months ended June 30, 2023, respectively, primarily due to increases in compensation related to the hiring of key positions, severance and medical expense.

Other production, distribution and operating costs – Expense decreased $2,432 and $3,653 in the three and six months ended June 30, 2023, respectively, primarily due to reduced distribution expense associated with lower circulation and fewer preprinted advertisements distributed to publications in other markets, and savings in outside services. In addition, in the three months ended June 30, 2023, the Company recorded a non-recurring lease cost benefit of $556. The Company anticipates it will experience additional distribution savings the remainder of the year related to the discontinuation of its niche publications at the end of August 2023.

Newsprint, ink and other supplies – Expense decreased $158 and $368 in the three and six months ended June 30, 2023, respectively, primarily due to reduced newsprint costs associated with lower circulation and fewer preprinted advertisements. Newsprint consumption for the three months ended June 30, 2023 and 2022, approximated 1,781 and 1,902 metric tons, respectively, at an average cost per metric ton of $807 and $704, respectively. Newsprint consumption for the six months ended June 30, 2023 and 2022, approximated 3,555 and 3,790 metric tons, respectively, at an average cost per metric ton of $816 and $681, respectively.

Depreciation – Expense decreased $359 and $698 in the three and six months ended June 30, 2023, respectively, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated.

Asset impairments – In the second quarter of 2022, the Company terminated the lease and sublease agreements for the office space of the Denton Publishing Company, resulting in a right-of-use asset impairment of $102.

DallasNews Corporation Second Quarter 2023 on Form 10-Q 20

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	Percentage Change	2022	2023	Percentage Change	2022
Other income, net	$378	N/M	$28	$740	N/M	$46

Income tax provision	$26	(84.2)%	$165	$258	(26.1)%	$349

N/M – not meaningful

Other income, net – Other income, net includes net periodic pension and other post-employment expense (benefit), interest income (expense) and gain (loss) from investments.

Net periodic pension and other post-employment expense (benefit) was $(224) and $228 for the three months ended June 30, 2023 and 2022, respectively, and $(449) and $455 for the six months ended June 30, 2023 and 2022, respectively.

In the three months ended June 30, 2023, the Company recorded $169 of interest income related to the Certificates of Deposit the Company invested in during the first quarter of 2023. In the three and six months ended June 30, 2022, the Company recorded $251 and $500, respectively, of interest income related to the promissory note from the sale of its former headquarters, which was paid in full, including interest, in the third quarter of 2022.

Income tax provision – The Company recognized an income tax provision of $26 and $165 for the three months ended June 30, 2023 and 2022, respectively, and $258 and $349 for the six months ended June 30, 2023 and 2022, respectively, due to the effect of the Texas franchise tax. The 2023 income tax expense was reduced by the release of a $66 federal uncertain tax reserve, included in other liabilities, as a result of the statute of limitations lapsing in June 2023. In connection with the release of a federal uncertain tax reserve, the Company released a reserve for interest and penalties included in other liabilities and recognized $36 in other income, net for the six months ended June 30, 2023. Effective income tax rates were (8.0) percent and (7.4) percent for the six months ended June 30, 2023 and 2022, respectively.

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

DallasNews Corporation Second Quarter 2023 on Form 10-Q 21

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of June 30, 2023 and December 31, 2022, were $11,928 and $27,825, respectively. In the first quarter of 2023, the Company invested $10,500 in Certificates of Deposit, as discussed below, included in short-term investments in the Consolidated Balance Sheet and Statement of Cash flow.

The Company intends to hold the majority of existing cash for purposes of future investment opportunities, potential return of capital to shareholders and for contingency purposes. While the Company expects to have cash flow and expense reduction measures in place to help offset future revenue declines, the Company does expect to use cash to fund operating activities and capital spending.

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

Operating Cash Flows

Net cash used for operating activities for the six months ended June 30, 2023 and 2022, was $2,836 and $3,266, respectively. Cash flows used for operating activities decreased by $430 during the six months ended June 30, 2023, when compared to the prior year period, primarily due to changes in working capital and other operating assets and liabilities.

Investing Cash Flows

Net cash used for investing activities was $11,348 and $900 for the six months ended June 30, 2023 and 2022, respectively. In the first quarter of 2023, the Company invested $10,500 in Certificates of Deposit with original maturities of one year or less. Cash flows used for investing activities also included $848 and $900 of capital spending in 2023 and 2022, respectively.

Financing Cash Flows

Net cash used for financing activities was $1,713 for the six months ended June 30, 2023 and 2022, all attributable to dividend payments.

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

On May 11, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on August 11, 2023, which is payable on September 1, 2023.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 9, 2023, with the Securities and Exchange Commission (“SEC”).

DallasNews Corporation Second Quarter 2023 on Form 10-Q 22

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2023, management concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation Second Quarter 2023 on Form 10-Q 23

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

DallasNews Corporation Second Quarter 2023 on Form 10-Q 24

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

DallasNews Corporation Second Quarter 2023 on Form 10-Q 25

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

DallasNews Corporation Second Quarter 2023 on Form 10-Q 26

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

DallasNews Corporation Second Quarter 2023 on Form 10-Q 27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLASNEWS CORPORATION

By:	/s/	Katy Murray
Katy Murray
President and Chief Financial Officer
(Principal Financial Officer)

Dated:	July 25, 2023

DallasNews Corporation Second Quarter 2023 on Form 10-Q 28

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

DallasNews Corporation Second Quarter 2023 on Form 10-Q 29