Form 10-Q
period 2023-09-30
DallasNews Corp
filed 2023-10-23
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

Shares of Common Stock outstanding at October 19, 2023: 5,352,490 shares (consisting of 4,737,792 shares of Series A Common Stock and 614,698 shares of Series B Common Stock).

DALLASNEWS CORPORATION

FORM 10-Q

DallasNews Corporation Third Quarter 2023 on Form 10-Q

PART I

Item 1. Financial Information

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except share and per share amounts (unaudited)	2023	2022	2023	2022
Net Operating Revenue:
Advertising and marketing services	$14,699	$17,525	$46,231	$51,246
Circulation	16,194	16,230	48,201	48,576
Printing, distribution and other	3,606	3,933	11,281	11,726
Total net operating revenue	34,499	37,688	105,713	111,548
Operating Costs and Expense:
Employee compensation and benefits	16,565	16,428	51,174	49,642
Other production, distribution and operating costs	16,778	19,691	52,099	58,665
Newsprint, ink and other supplies	2,382	3,161	6,912	8,059
Depreciation	388	699	1,118	2,127
Asset impairments	—	—	—	102
Total operating costs and expense	36,113	39,979	111,303	118,595
Operating loss	(1,614)	(2,291)	(5,590)	(7,047)
Other income (loss), net	342	(94)	1,082	(48)
Loss Before Income Taxes	(1,272)	(2,385)	(4,508)	(7,095)
Income tax provision	139	201	397	550
Net Loss	$(1,411)	$(2,586)	$(4,905)	$(7,645)

Per Share Basis
Net loss
Basic	$(0.26)	$(0.48)	$(0.92)	$(1.43)
Number of common shares used in the per share calculation:
Basic	5,352,490	5,352,490	5,352,490	5,352,490

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2023 on Form 10-Q 3

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (unaudited)	2023	2022	2023	2022
Net Loss	$(1,411)	$(2,586)	$(4,905)	$(7,645)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial (gains) losses	(10)	130	(30)	391
Total other comprehensive income (loss), net of tax	(10)	130	(30)	391
Total Comprehensive Loss	$(1,421)	$(2,456)	$(4,935)	$(7,254)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2023 on Form 10-Q 4

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
In thousands, except share amounts (unaudited)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$13,782	$27,825
Short-term investments	10,672	—
Accounts receivable (net of allowance of $189 and $490 at September 30, 2023 and December 31, 2022, respectively)	10,407	14,023
Inventories	1,860	2,725
Prepaids and other current assets	4,159	3,352
Total current assets	40,880	47,925
Property, plant and equipment, at cost	313,325	313,440
Less accumulated depreciation	(306,031)	(306,002)
Property, plant and equipment, net	7,294	7,438
Operating lease right-of-use assets	16,439	14,811
Deferred income taxes, net	304	282
Other assets	1,795	1,809
Total assets	$66,712	$72,265
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,413	$5,041
Accrued compensation and benefits	5,777	4,154
Other accrued expense	4,189	4,060
Contract liabilities	10,420	9,504
Total current liabilities	24,799	22,759
Long-term pension liabilities	18,778	19,455
Long-term operating lease liabilities	17,251	16,546
Other post-employment benefits	968	982
Other liabilities	58	160
Total liabilities	61,854	59,902
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares
Series A: issued 5,216,257 and 5,216,237 shares at September 30, 2023 and December 31, 2022, respectively	52	52
Series B: issued 614,698 and 614,718 shares at September 30, 2023 and December 31, 2022, respectively	6	6
Treasury stock, Series A, at cost; 478,465 shares held at September 30, 2023 and December 31, 2022	(13,443)	(13,443)
Additional paid-in capital	494,563	494,563
Accumulated other comprehensive loss	(41,410)	(41,380)
Accumulated deficit	(434,910)	(427,435)
Total shareholders’ equity	4,858	12,363
Total liabilities and shareholders’ equity	$66,712	$72,265

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2023 on Form 10-Q 5

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30, 2023 and 2022
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2021	5,216,045	614,910	$58	$494,563	(478,465)	$(13,443)	$(32,406)	$(406,195)	$42,577
Net loss	—	—	—	—	—	—	—	(7,645)	(7,645)
Other comprehensive income	—	—	—	—	—	—	391	—	391
Conversion of Series B to Series A	163	(163)	—	—	—	—	—	—	—
Dividends declared ($1.98 per share)	—	—	—	—	—	—	—	(10,598)	(10,598)
Balance at September 30, 2022	5,216,208	614,747	$58	$494,563	(478,465)	$(13,443)	$(32,015)	$(424,438)	$24,725
Balance at December 31, 2022	5,216,237	614,718	$58	$494,563	(478,465)	$(13,443)	$(41,380)	$(427,435)	$12,363
Net loss	—	—	—	—	—	—	—	(4,905)	(4,905)
Other comprehensive loss	—	—	—	—	—	—	(30)	—	(30)
Conversion of Series B to Series A	20	(20)	—	—	—	—	—	—	—
Dividends declared ($0.48 per share)	—	—	—	—	—	—	—	(2,570)	(2,570)
Balance at September 30, 2023	5,216,257	614,698	$58	$494,563	(478,465)	$(13,443)	$(41,410)	$(434,910)	$4,858

	Three Months Ended September 30, 2023 and 2022
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2022	5,216,103	614,852	$58	$494,563	(478,465)	$(13,443)	$(32,145)	$(412,967)	$36,066
Net loss	—	—	—	—	—	—	—	(2,586)	(2,586)
Other comprehensive income	—	—	—	—	—	—	130	—	130
Conversion of Series B to Series A	105	(105)	—	—	—	—	—	—	—
Dividends declared ($1.66 per share)	—	—	—	—	—	—	—	(8,885)	(8,885)
Balance at September 30, 2022	5,216,208	614,747	$58	$494,563	(478,465)	$(13,443)	$(32,015)	$(424,438)	$24,725
Balance at June 30, 2023	5,216,257	614,698	$58	$494,563	(478,465)	$(13,443)	$(41,400)	$(432,642)	$7,136
Net loss	—	—	—	—	—	—	—	(1,411)	(1,411)
Other comprehensive loss	—	—	—	—	—	—	(10)	—	(10)
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	(857)	(857)
Balance at September 30, 2023	5,216,257	614,698	$58	$494,563	(478,465)	$(13,443)	$(41,410)	$(434,910)	$4,858

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2023 on Form 10-Q 6

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In thousands (unaudited)	2023	2022
Operating Activities
Net loss	$(4,905)	$(7,645)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,118	2,127
Net periodic costs and contributions related to employee benefit plans	(674)	(4,318)
Bad debt expense (benefit)	(110)	165
Deferred income taxes	(22)	72
Gain on short-term investments	(287)	—
Asset impairments	—	102
Provision, interest and penalties for uncertain tax positions	(102)	7
Changes in working capital and other operating assets and liabilities:
Accounts receivable	3,726	2,591
Inventories, prepaids and other current assets	58	119
Other assets	14	101
Accounts payable	(628)	(3,198)
Compensation and benefit obligations	1,623	1,069
Other accrued expenses	(794)	218
Contract liabilities	916	(1,203)
Other post-employment benefits	(47)	(58)
Net cash used for operating activities	(114)	(9,851)
Investing Activities
Purchases of assets	(974)	(1,359)
Purchases of short-term investments	(10,500)	—
Return on short-term investments	115	—
Note payment received for asset sales	—	22,400
Net cash provided by (used for) investing activities	(11,359)	21,041
Financing Activities
Dividends paid	(2,570)	(10,598)
Net cash used for financing activities	(2,570)	(10,598)
Net increase (decrease) in cash and cash equivalents	(14,043)	592
Cash and cash equivalents, beginning of period	27,825	32,439
Cash and cash equivalents, end of period	$13,782	$33,031

Supplemental Disclosures
Income tax paid, net	$621	$652
Noncash investing and financing activities:
Dividends payable	857	856

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2023 on Form 10-Q 7

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

The Company operates The Dallas Morning News (dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes. These operations generate revenue from sales of advertising within the Company’s newspaper and digital platforms, subscriptions and retail sales of its newspaper, commercial printing and distribution services primarily related to national newspapers, and preprint advertising.

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

Recently Adopted Accounting Pronouncements.    In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on January 1, 2023, using the modified retrospective approach and it did not have a material impact on its consolidated financial statements; see Note 3 – Financial Instruments and Accounts Receivable, Net for additional information.

DallasNews Corporation Third Quarter 2023 on Form 10-Q 8

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

The table below sets forth revenue disaggregated by revenue source.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Advertising and Marketing Services
Print advertising	$9,082	$11,069	$28,672	$33,082
Digital advertising and marketing services	5,617	6,456	17,559	18,164
Total	$14,699	$17,525	$46,231	$51,246

Circulation
Print circulation	$11,964	$12,746	$36,489	$38,863
Digital circulation	4,230	3,484	11,712	9,713
Total	$16,194	$16,230	$48,201	$48,576

Printing, Distribution and Other	$3,606	$3,933	$11,281	$11,726

Total Revenue	$34,499	$37,688	$105,713	$111,548

Advertising and Marketing Services

Print advertising is comprised of display, classified and preprint advertising revenue. Display revenue results from sales of advertising space within the Company’s core newspaper to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspaper. Preprint revenue results from sales of preprinted advertisements or circulars inserted into the Company’s core newspaper and distributed to publications in other markets.

The Company’s agreement allowing it to distribute preprinted advertisements through the mail or through third-party distributors to households in targeted areas was not renewed and ended August 31, 2023. As a result of the end of the distribution agreement whose weekly shared mail coupons and home delivery inserts supported the Company’s niche publications, the Company decided to stop print-only editions of its niche publications, Al Dia and Briefing after August 30, 2023. Al Dia will continue as a digital-only product and publish online daily, as news develops, and in a weekly ePaper edition. Briefing was discontinued as a weekly newspaper, and the brand was retired.

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

DallasNews Corporation Third Quarter 2023 on Form 10-Q 9

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

Deferred Revenue

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three and nine months ended September 30, 2023, the Company recognized $583 and $8,775, respectively, of revenue that was included in the contract liabilities balance as of December 31, 2022. The Company typically recognizes deferred revenue within 1 to 12 months.

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

DallasNews Corporation Third Quarter 2023 on Form 10-Q 10

Note 3: Financial Instruments and Accounts Receivable, Net

Short-Term Investments. In 2023, the Company invested $10,500 in Certificates of Deposit (“CD’s”) with original maturities of more than 90 days but one year or less, included in short-term investments in the Consolidated Balance Sheets. These investments are classified as held-to-maturity and are valued at amortized cost, which approximates fair value. These investments are considered Level 2 investments. In the three and nine months ended September 30, 2023, the Company recorded $118 and $287, respectively, of interest income related to the CD’s, included in other income, net in the Consolidated Statements of Operations.

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

The table below sets forth changes in the allowance for credit losses for the nine months ended September 30, 2023.

Beginning balance	$490
Current period benefit	(110)
Write-offs charged against the allowance	(174)
Recoveries of amounts previously written-off	3
Other	(20)
Ending balance	$189

For the three months ended September 30, 2023 and 2022, the Company recorded $(46) and $147, respectively, and $(110) and $165 for the nine months ended September 30, 2023 and 2022, respectively, of bad debt expense (benefit) which is included in other production, distribution and operating costs in the Consolidated Statements of Operations. The reduction in required reserves was primarily due to a lower volume of accounts receivable and payments received for fully reserved balances in the nine months ended September 30, 2023. We did not record any one-time adjustments as a result of adopting the new guidance on credit losses.

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

The Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. In the second quarter of 2022, the Company terminated the lease and sublease agreements for the office space of the Denton Publishing Company, resulting in a right-of-use asset impairment of $102. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of September 30, 2023, sublease income is expected to approximate $100 for the remainder of 2023 and $250 in 2024.

DallasNews Corporation Third Quarter 2023 on Form 10-Q 11

As of September 30, 2023, the Company did not have any significant operating leases that have not yet commenced.

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	September 30, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets	$16,439	$14,811

Liabilities
Operating
Current	Other accrued expense	$1,783	$1,547
Noncurrent	Long-term operating lease liabilities	17,251	16,546
Total lease liabilities		$19,034	$18,093

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		8.9	10.1
Weighted average discount rate (%)		7.7	7.7

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases. In the second quarter of 2023, the Company recorded a non-recurring lease cost benefit of $556, reflected in other production, distribution and operating costs in the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost	$856	$991	$2,362	$3,096
Short-term lease cost	26	29	50	48
Variable lease cost	140	156	572	496
Sublease income	(205)	(257)	(717)	(898)
Total lease cost	$817	$919	$2,267	$2,742

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities			$3,126	$3,180
Right-of-use assets obtained in exchange for operating lease liabilities			2,908	424

The table below sets forth the remaining maturities of the Company’s lease liabilities as of September 30, 2023.

Years Ending December 31,	Operating Leases
2023	$582
2024	3,446
2025	3,380
2026	2,649
2027	2,377
Thereafter	14,342
Total lease payments	26,776
Less: imputed interest	7,742
Total lease liabilities	$19,034

DallasNews Corporation Third Quarter 2023 on Form 10-Q 12

Note 5: Income Taxes

The Company calculated the income tax provision for the 2023 and 2022 interim periods using an estimated annual effective tax rate based on its expected annual loss before income taxes, adjusted for permanent differences, which it applied to the year-to-date loss before income taxes and specific events that are discretely recognized as they occur.

The Company recognized an income tax provision of $139 and $201 for the three months ended September 30, 2023 and 2022, respectively, and $397 and $550 for the nine months ended September 30, 2023 and 2022, respectively, due to the effect of the Texas franchise tax. The 2023 income tax expense was reduced by the release of a $66 federal uncertain tax reserve, included in other liabilities, as a result of the statute of limitations lapsing in June 2023. In connection with the release of a federal uncertain tax reserve, the Company released a reserve for interest and penalties included in other liabilities and recognized $36 in other income, net in the second quarter of 2023. Effective income tax rates were (8.8) percent and (7.8) percent for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest cost	$1,993	$1,328	$5,979	$3,983
Expected return on plans' assets	(2,219)	(1,237)	(6,656)	(3,711)
Amortization of actuarial loss	—	131	—	394
Net periodic pension expense (benefit)	$(226)	$222	$(677)	$666

DallasNews Corporation Third Quarter 2023 on Form 10-Q 13

Defined Contribution Plans. The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. Aggregate expense for matching contributions to the Savings Plan was $172 and $178 for the three months ended September 30, 2023 and 2022, respectively, and $553 and $567 for the nine months ended September 30, 2023 and 2022, respectively.

Note 7: Shareholders’ Equity

Dividends. On September 21, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on November 10, 2023, which is payable on December 1, 2023.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,737,792 and 614,698, respectively, net of treasury shares at September 30, 2023. At December 31, 2022, the Company had Series A and Series B common stock outstanding of 4,737,772 and 614,718, respectively, net of treasury shares.

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

	Three Months Ended September 30,
	2023			2022
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(41,400)	$(41,777)	$377	$(32,145)	$(32,222)	$77
Amortization	(10)	—	(10)	130	131	(1)
Balance, end of period	$(41,410)	$(41,777)	$367	$(32,015)	$(32,091)	$76

	Nine Months Ended September 30,
	2023			2022
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(41,380)	$(41,777)	$397	$(32,406)	$(32,485)	$79
Amortization	(30)	—	(30)	391	394	(3)
Balance, end of period	$(41,410)	$(41,777)	$367	$(32,015)	$(32,091)	$76

DallasNews Corporation Third Quarter 2023 on Form 10-Q 14

Note 8: Earnings Per Share

The table below sets forth the net loss available to common shareholders and weighted average shares used for calculating basic earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings (Numerator)
Net loss available to common shareholders	$(1,411)	$(2,586)	$(4,905)	$(7,645)

Shares (Denominator)
Weighted average common shares outstanding (basic)	5,352,490	5,352,490	5,352,490	5,352,490

Loss Per Share
Basic	$(0.26)	$(0.48)	$(0.92)	$(1.43)

There were no options or RSUs outstanding as of September 30, 2023 and 2022, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

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

Note 10: Disposal of Assets

In May 2019, the Company finalized a Purchase and Sale Agreement with Charter DMN Holdings, LP (the “Purchaser”) for the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000 and a pretax gain of $25,908. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two year seller-financed promissory note of $22,400 (the “Promissory Note”). On July 29, 2022, the Company received cash proceeds of $22,516 from the Purchaser, paying the Promissory Note in full including interest. The Company recorded $116 and $616 of interest income related to the Promissory Note, included in other income, net in the Consolidated Statements of Operations for the three and nine months ended September 30, 2022, respectively.

DallasNews Corporation Third Quarter 2023 on Form 10-Q 15

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

The Company operates The Dallas Morning News (dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes. These operations generate revenue from sales of advertising within the Company’s newspaper and digital platforms, subscriptions and retail sales of its newspaper, commercial printing and distribution services primarily related to national newspapers, and preprint advertising.

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

In 2023, the Company invested $10,500 in Certificates of Deposit with original maturities of one year or less; see Note 3 – Financial Instruments and Accounts Receivable, Net for additional information.

DallasNews Corporation Third Quarter 2023 on Form 10-Q 16

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for the three and nine months ended September 30, 2023 and 2022. Based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment.

The table below sets forth the components of the Company’s operating loss.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	Percentage Change	2022	2023	Percentage Change	2022
Advertising and marketing services	$14,699	(16.1)%	$17,525	$46,231	(9.8)%	$51,246
Circulation	16,194	(0.2)%	16,230	48,201	(0.8)%	48,576
Printing, distribution and other	3,606	(8.3)%	3,933	11,281	(3.8)%	11,726
Total Net Operating Revenue	34,499	(8.5)%	37,688	105,713	(5.2)%	111,548

Total Operating Costs and Expense	36,113	(9.7)%	39,979	111,303	(6.1)%	118,595

Operating Loss	$(1,614)	29.6%	$(2,291)	$(5,590)	20.7%	$(7,047)

Traditionally, the Company’s primary revenues are generated from advertising within its core newspaper, related websites, and from subscription and single copy sales of its printed newspaper. As a result of competitive and economic conditions, the newspaper industry has faced a significant revenue decline over the past decade. Therefore, the Company has sought to diversify its revenues through development and investment in new product offerings, increased circulation rates and leveraging of its existing assets to offer cost efficient commercial printing and distribution services. The Company continually evaluates the overall performance of its core products to ensure existing assets are deployed adequately to maximize return.

The Company’s advertising revenue from its core newspaper continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. Decreases in print advertising categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement.

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

DallasNews Corporation Third Quarter 2023 on Form 10-Q 17

Advertising and marketing services revenue

Advertising and marketing services revenue was 42.6 percent and 43.7 percent of total revenue for the three and nine months ended September 30, 2023, respectively, and 46.5 percent and 45.9 percent of total revenue for the three and nine months ended September 30, 2022, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	Percentage Change	2022	2023	Percentage Change	2022
Print advertising	$9,082	(18.0)%	$11,069	$28,672	(13.3)%	$33,082
Digital advertising and marketing services	5,617	(13.0)%	6,456	17,559	(3.3)%	18,164
Advertising and Marketing Services	$14,699	(16.1)%	$17,525	$46,231	(9.8)%	$51,246

Print advertising

Print advertising is comprised of display, classified and preprint advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core newspaper. Display and classified print revenue decreased $174 and $324 in the three and nine months ended September 30, 2023, respectively, primarily due to a volume decrease in display advertisements.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspaper and distributed to publications in other markets. While most print advertising streams have softened, preprint advertising continues to experience a much greater secular decline across the industry. Revenue decreased $1,813 and $4,086 in the three and nine months ended September 30, 2023, respectively, primarily due to a volume decline in home delivery mail advertisements and in preprint newspaper inserts distributed to publications in other markets.

The Company’s agreement allowing it to distribute preprinted advertisements through the mail or through third-party distributors to households in targeted areas was not renewed and ended August 31, 2023. This program was forecasted to generate approximately $1,000 a month in revenue this year, although that has been declining as advertisers move away from coupon inserts. As a result of the end of the distribution agreement whose weekly shared mail coupons and home delivery inserts supported the Company’s niche publications, the Company decided to stop print-only editions of its niche publications, Al Dia and Briefing after August 30, 2023. Al Dia will continue as a digital-only product and publish online daily, as news develops, and in a weekly ePaper edition. Briefing was discontinued as a weekly newspaper, and the brand was retired.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing services, consulting, branding, paid media strategy and management, creative services, search optimization, direct mail and the sale of promotional materials, as well as providing multi-channel marketing solutions through subscription sales of the Company’s cloud-based software. In addition, it includes digital sales of banner, classified and native advertisements on the Company’s news and entertainment-related websites and mobile apps, as well as targeted and multi-channel (programmatic) advertising placed on third-party websites. Revenue decreased $839 and $605 in the three and nine months ended September 30, 2023, respectively, due to a decline in marketing services revenue resulting from some contracts ending, partially offset by an increase in digital advertising on dallasnews.com primarily related to financial services clients.

DallasNews Corporation Third Quarter 2023 on Form 10-Q 18

Circulation revenue

Circulation revenue was 46.9 percent and 45.6 percent of total revenue for the three and nine months ended September 30, 2023, respectively, and 43.1 percent and 43.6 percent of total revenue for the three and nine months ended September 30, 2022, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	Percentage Change	2022	2023	Percentage Change	2022
Print circulation	$11,964	(6.1)%	$12,746	$36,489	(6.1)%	$38,863
Digital circulation	4,230	21.4%	3,484	11,712	20.6%	9,713
Circulation	$16,194	(0.2)%	$16,230	$48,201	(0.8)%	$48,576

Print circulation

Revenue decreased primarily driven by a decline in print subscriptions of 9,529 or 11.8 percent when compared to September 30, 2022, partially offset by rates increasing approximately 5.6 percent. In the three months ended September 30, 2023, home delivery revenue decreased $612 or 5.2 percent, and $1,816 or 5.1 percent in the nine months ended September 30, 2023. Single copy revenue decreased $170 or 17.8 percent in the three months ended September 30, 2023, and $558 or 18.0 percent in the nine months ended September 30, 2023.

Digital circulation

Revenue increased $746 or 21.4 percent in the three months ended September 30, 2023, and $1,999 or 20.6 percent in the nine months ended September 30, 2023, due to an increase in digital-only subscriptions of 2,391 or 3.7 percent when compared to September 30, 2022, reflecting the Company’s continued focus on growing its paid digital subscriptions and revenue. In the third quarter, the Company did experience a decline in digital-only subscriptions when compared to the second quarter of 2023, primarily due to a change in strategy from volume to pricing. We reduced our introductory offer in the third quarter from three months to one month. This change is improving the revenue trajectory from digital subscriptions but will negatively impact volume in the short term.

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.5 percent and 10.7 percent of total revenue for the three and nine months ended September 30, 2023, respectively, and 10.4 percent and 10.5 percent of total revenue for the three and nine months ended September 30, 2022, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	Percentage Change	2022	2023	Percentage Change	2022
Printing, Distribution and Other	$3,606	(8.3)%	$3,933	$11,281	(3.8)%	$11,726

Revenue decreased in the three and nine months ended September 30, 2023, primarily due to a decrease in commercial printing revenue.

DallasNews Corporation Third Quarter 2023 on Form 10-Q 19

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	Percentage Change	2022	2023	Percentage Change	2022
Employee compensation and benefits	$16,565	0.8%	$16,428	$51,174	3.1%	$49,642
Other production, distribution and operating costs	16,778	(14.8)%	19,691	52,099	(11.2)%	58,665
Newsprint, ink and other supplies	2,382	(24.6)%	3,161	6,912	(14.2)%	8,059
Depreciation	388	(44.5)%	699	1,118	(47.4)%	2,127
Asset impairments	—	N/A	—	—	(100.0)%	102
Total Operating Costs and Expense	$36,113	(9.7)%	$39,979	$111,303	(6.1)%	$118,595

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits increased $137 and $1,532 in the three and nine months ended September 30, 2023, respectively, primarily due to increases in medical and severance expense, related to a headcount decrease of 60 or 9.0 percent when compared to September 30, 2022. Headcount reductions and increased severance expense are expected to continue into the fourth quarter related to the previously announced voluntary staff reduction program.

Other production, distribution and operating costs – Expense decreased $2,913 and $6,566 in the three and nine months ended September 30, 2023, respectively, primarily due to reduced distribution expense associated with lower circulation and fewer preprinted advertisements distributed to publications in other markets, and savings in outside services. In addition, in the second quarter of 2023, the Company recorded a non-recurring lease cost benefit of $556. The Company anticipates it will experience additional distribution savings the remainder of the year related to the discontinuation of its niche publications at the end of August 2023.

Newsprint, ink and other supplies – Expense decreased $779 and $1,147 in the three and nine months ended September 30, 2023, respectively, primarily due to reduced newsprint costs associated with lower circulation and fewer preprinted advertisements. Newsprint consumption for the three months ended September 30, 2023 and 2022, approximated 1,521 and 1,915 metric tons, respectively, at an average cost per metric ton of $770 and $753, respectively. Newsprint consumption for the nine months ended September 30, 2023 and 2022, approximated 5,076 and 5,705 metric tons, respectively, at an average cost per metric ton of $800 and $705, respectively.

Depreciation – Expense decreased $311 and $1,009 in the three and nine months ended September 30, 2023, respectively, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated.

Asset impairments – In the second quarter of 2022, the Company terminated the lease and sublease agreements for the office space of the Denton Publishing Company, resulting in a right-of-use asset impairment of $102.

DallasNews Corporation Third Quarter 2023 on Form 10-Q 20

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	Percentage Change	2022	2023	Percentage Change	2022
Other income (loss), net	$342	N/M	$(94)	$1,082	N/M	$(48)

Income tax provision	$139	(30.8)%	$201	$397	(27.8)%	$550

N/M – not meaningful

Other income, net – Other income, net includes net periodic pension and other post-employment expense (benefit), interest income (expense) and gain (loss) from investments.

Net periodic pension and other post-employment expense (benefit) was $(225) and $227 for the three months ended September 30, 2023 and 2022, respectively, and $(674) and $682 for the nine months ended September 30, 2023 and 2022, respectively.

In the three and nine months ended September 30, 2023, the Company recorded $118 and $287, respectively, of interest income related to the CD’s invested in during 2023. In the three and nine months ended September 30, 2022, the Company recorded $116 and $616, respectively, of interest income related to the promissory note from the sale of its former headquarters, which was paid in full, including interest, in the third quarter of 2022.

Income tax provision – The Company recognized an income tax provision of $139 and $201 for the three months ended September 30, 2023 and 2022, respectively, and $397 and $550 for the nine months ended September 30, 2023 and 2022, respectively, due to the effect of the Texas franchise tax. The 2023 income tax expense was reduced by the release of a $66 federal uncertain tax reserve, included in other liabilities, as a result of the statute of limitations lapsing in June 2023. In connection with the release of a federal uncertain tax reserve, the Company released a reserve for interest and penalties included in other liabilities and recognized $36 in other income, net in the second quarter of 2023. Effective income tax rates were (8.8) percent and (7.8) percent for the nine months ended September 30, 2023 and 2022, respectively.

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

DallasNews Corporation Third Quarter 2023 on Form 10-Q 21

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of September 30, 2023 and December 31, 2022, were $13,782 and $27,825, respectively. In 2023, the Company invested $10,500 in Certificates of Deposit, as discussed below, included in short-term investments in the Consolidated Balance Sheet and Statement of Cash flows.

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

Operating Cash Flows

Net cash used for operating activities for the nine months ended September 30, 2023 and 2022, was $114 and $9,851, respectively. Cash flows used for operating activities decreased by $9,737 during the nine months ended September 30, 2023, when compared to the prior year period, primarily due to an improvement in the loss from operations and changes in working capital and other operating assets and liabilities.

Investing Cash Flows

Net cash provided by (used for) investing activities was $(11,359) and $21,041 for the nine months ended September 30, 2023 and 2022, respectively. In 2023, the Company invested $10,500 in CD’s with original maturities of one year or less, which resulted in a cash return of $115 in the third quarter. In the third quarter of 2022, the Company received cash proceeds of $22,400, for payment in full, including interest, of the promissory note from the sale of its former headquarters. Cash flows used for investing activities also included $974 and $1,359 of capital spending in 2023 and 2022, respectively.

Financing Cash Flows

Net cash used for financing activities was $2,570 and $10,598 for the nine months ended September 30, 2023 and 2022, respectively, all attributable to dividend payments. In August 2022, the Company’s board of directors declared a special, one-time $1.50 per share dividend to shareholders of record as of the close of business on September 9, 2022, which was paid on September 30, 2022, returning $8,029 to shareholders.

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

On September 21, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on November 10, 2023, which is payable on December 1, 2023.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 9, 2023, with the Securities and Exchange Commission (“SEC”).

DallasNews Corporation Third Quarter 2023 on Form 10-Q 22

Critical Accounting Policies and Estimates

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q concerning DallasNews Corporation’s business outlook or future economic performance, revenues, expenses, cash balance, capital expenditures, investments, impairments, business initiatives, pension plan contributions and obligations, working capital, and other financial and non-financial items that are not historical facts are “forward-looking statements” as the term is defined under applicable federal securities laws. Words such as “anticipate,” “assume,” “believe,” “can,” “could,” “estimate,” “forecast,” “intend,” “expect,” “may,” “project,” “plan,” “seek,” “should,” “target,” “will,” “would” and their opposites and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint and distribution prices; program costs; the success of the Company’s digital strategy; labor relations; cybersecurity incidents; and technological obsolescence. Among other risks, there can be no guarantee that the board of directors will approve a quarterly dividend in future quarters or that our financial projections are accurate, as well as other risks described in the Company’s Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the Securities and Exchange Commission. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2023, management concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation Third Quarter 2023 on Form 10-Q 23

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

DallasNews Corporation Third Quarter 2023 on Form 10-Q 24

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

DallasNews Corporation Third Quarter 2023 on Form 10-Q 25

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

DallasNews Corporation Third Quarter 2023 on Form 10-Q 26

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

DallasNews Corporation Third Quarter 2023 on Form 10-Q 27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLASNEWS CORPORATION

By:	/s/	Katy Murray
Katy Murray
President and Chief Financial Officer
(Principal Financial Officer)

Dated:	October 23, 2023

DallasNews Corporation Third Quarter 2023 on Form 10-Q 28

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed.

DallasNews Corporation Third Quarter 2023 on Form 10-Q 29