Form 10-K
period 2023-12-31
DallasNews Corp
filed 2024-03-06
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Emerging Growth Company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2023, based on the closing price for the registrant’s Series A Common Stock on such date as reported on The Nasdaq Stock Market LLC, was approximately $18,140,031.*

Shares of Common Stock outstanding at March 1, 2024: 5,352,490 shares (consisting of 4,737,852 shares of Series A Common Stock and 614,638 shares of Series B Common Stock).

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as a share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held on May 9, 2024, are incorporated by reference into Parts II and III of this Annual Report.

DallasNews Corporation 2023 Annual Report on Form 10-K

DALLASNEWS CORPORATION

FORM 10-K

DallasNews Corporation 2023 Annual Report on Form 10-K

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K concerning DallasNews Corporation’s (the “Company”) business outlook or future economic performance, revenues, expenses, cash balance, capital expenditures, investments, impairments, business initiatives, pension plan contributions and obligations, working capital, future financings and other financial and non-financial items that are not historical facts are “forward-looking statements” as the term is defined under applicable federal securities laws. Words such as “anticipate,” “assume,” “believe,” “can,” “could,” “estimate,” “forecast,” “intend,” “expect,” “may,” “project,” “plan,” “seek,” “should,” “target,” “will,” “would” and their opposites and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint and distribution prices; program costs; the success of the Company’s digital strategy; labor relations; cybersecurity incidents; and technological obsolescence. Among other risks, there can be no guarantee that the Company’s board of directors will approve a quarterly dividend in future quarters or that the Company’s financial projections are accurate, as well as other risks described in this Annual Report on Form 10-K and the Company’s other public disclosures and filings with the Securities and Exchange Commission. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

The Dallas Morning News is Texas’ leading daily newspaper with an excellent journalistic reputation, intense regional focus and close community ties. The company has won nine Pulitzer Prizes and is the oldest continuously operated business in Texas, dating back to 1842.

In addition, the Company has a full-service agency, Medium Giant, with capabilities including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients.

Business Overview

The Company’s goal is to create value for investors by being the premier provider of relevant and original local journalism in North Texas so citizens can make informed choices about their lives and the life of the communities in which they live. This commitment to excellence in journalism attracts and retains subscribers to the print edition, the digital site, and applications on mobile devices.

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

The Company operates The Dallas Morning News (dallasnews.com), Texas’ leading newspaper. These operations generate revenue from sales of advertising within the Company’s newspaper and digital platforms, subscriptions and retail sales of its newspaper, commercial printing and distribution services primarily related to national newspapers.

The Dallas Morning News’ first edition was published on October 1, 1885. The News is one of the leading metropolitan newspapers in the United States. The newspaper is distributed primarily in Dallas County and six surrounding counties. This coverage area represents one of the most populous and fastest growing metropolitan areas in the country. The News has been awarded nine Pulitzer Prizes for news reporting, editorial writing and photography. The News also has Al Dia, an award-winning Spanish-language digital-only product that publishes online daily, as news develops, and in a weekly ePaper edition available online. Unless otherwise noted, the financial and operating results of all products are reported as The Dallas Morning News.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 3

Businesses producing and providing services within the print and newspaper industry have encountered significant declines in revenue as a result of increasing use of the internet for delivery of information. These businesses have been challenged to find alternative solutions to offset the loss of revenue. The majority of revenues within the newspaper industry were historically generated from display and classified advertisements followed by revenues from subscriptions and retail sales of newspaper. Revenues from subscriptions and retail sales of newspapers have experienced greater resilience as readers have been willing to pay higher prices for the product, which has substantially offset lower circulation volumes. The Company has faced ongoing revenue declines primarily in print advertising and expects these trends to continue. Preprint advertising continues to experience a much greater secular decline across the industry and may eventually become obsolete. As a result the Company is moving to a more digital news format to offset some of its declines in print, specifically around advertising.

In addition to traditional print and digital advertising, the Company has a full-service agency, Medium Giant, with capabilities including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients. Through the full-service capabilities, the Company is able to offer businesses comprehensive, strategic and creative marketing solutions which allow our clients to connect with their business, their brand and their audiences to drive growth.

The following describes the Company’s various revenue streams.

Advertising and Marketing Services Revenue - Advertising and marketing services revenue accounted for approximately 42 percent of total revenue for 2023.

The Company has a comprehensive portfolio of print advertising products, which includes display and classified advertising. Display revenue results from sales of advertising space within the Company’s core newspaper to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspaper.

The Company’s digital advertising and marketing services revenue consists of strategic marketing services, consulting, branding, paid media strategy and management, creative services, search optimization, direct mail, the sale of promotional materials, and subscriptions to the Company’s multi-channel marketing solutions cloud-based software and services. In addition, it includes digital sales of banner, classified and native advertisements on the Company’s news websites, social media platforms and mobile apps, as well as targeted and multi-channel (programmatic) advertising placed on third-party platforms.

Circulation Revenue - Circulation revenue accounted for approximately 47 percent of total revenue for 2023 and includes subscriptions and single copy sales related to the Company’s core newspaper in print and digital formats. DallasNews’ steadfast commitment to producing superior, unduplicated local journalism enables the Company’s newspaper to charge premium subscription rates. The Dallas Morning News’ goal is to maximize the amount of recurring revenue from consumers of the Company’s print and digital products. The Company continuously assesses the journalism provided to subscribers and their willingness and ability to pay higher rates by geographic area. The Company has implemented effective rate increases to select subscribers or retailers. A digital replica version of The Dallas Morning News is offered for subscribers to purchase if they prefer to consume news through a digital device in a more traditional format. DallasNews’ and the newspaper industry as a whole, are challenged to maintain and grow print circulation volume. To the extent circulation volume declines cannot be offset by rate increases, the Company will realize lower circulation revenue. Circulation volume declines could also result in lower rates and volumes for advertising revenue.

The Company’s news websites, including dallasnews.com and aldiadallas.com, are the leading English and Spanish news and social media platforms in the North Texas region. The News’ websites offer late-breaking and other up-to-date news coverage, user-generated content, advertising, e-commerce and other services. Readers can access news content across multiple digital platforms and obtain relevant local customized content and advertising. The Company’s journalists have expanded their reach and deepened their engagement with audiences by delivering news and content through social media platforms such as newsletters, blogs, Facebook and X, formerly known as Twitter, which direct traffic to the core websites. The Company’s success depends to a significant extent on its ability to develop and manage the digital business in response to the changes in consumers’ preferences and behaviors, as well as changes to advertising expenditures, as described above.

Printing, Distribution and Other Revenue - Printing, distribution and other revenue accounted for approximately 11 percent of total revenue for 2023 and includes commercial printing, distribution and shared mail packaging services. The Company’s commercial printing and distribution services leverage the capacity of its production and distribution assets. The Company believes the incremental revenue from these services allows a greater return from the Company’s operating assets.

Commercial printing and delivery services are provided for certain national newspapers. A shared mail packaging business is operated in Tempe, Arizona, providing mailed advertisements for business customers.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 4

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

During 2023, Company operations consumed 6,658 metric tons of newsprint at an average cost of $779 per metric ton. Consumption of newsprint in 2022 was 7,735 metric tons at an average cost of $728 per metric ton.

The Company’s newspaper and other commercial print products are produced at its facility in Plano, Texas. Distribution of printed products to subscribers, retailers and newsstands is made under terms of agreements with third-party distributors. The Company believes a sufficient number of third-party distributors exist to allow uninterrupted distribution of the Company’s products. However, there are challenges with third-party distributors being able to retain carriers to deliver the newspaper. In addition, if third-party service providers face financial difficulties or terminate their relationship with the Company, this could adversely affect the Company’s ability to satisfy its customers or operate the business, and could affect results of operations.

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

The Company’s challenges include:

•decline in print advertising

•classified advertising, specifically related to legal notices and being subject to legislation

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

•operating in a competitive agency market with competition from large established agencies and in-house marketing

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 5

In response to the decline in print revenue, the Company built agency and digital advertising capabilities through multiple media channels. The Company leverages its news content to improve engagement on the Company’s digital platforms that results in increased digital subscriptions and associated revenue. The Company also continues to diversify its revenue base by leveraging the available capacity of its existing assets to provide print and distribution services for newspapers and other customers requiring these services, by introducing new advertising and marketing services products, and by increasing circulation prices.

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

DallasNews’ newspaper and related websites primarily serve audiences in the North Texas area. The Company competes for advertising revenue for its newspaper and websites with other print and agency companies. Advertising revenues for the Company’s newspaper and websites are responsive to circulation and traffic volumes, demographics of their subscriber bases, advertising results, rates and customer service. Advertising on digital platforms is highly competitive and largely dominated by large internet companies. As advertisers reallocate marketing expenditures from print to digital channels, the Company believes its strong local brand and its full-service agency, Medium Giant, has capabilities that will allow it to offer exclusive advertising and digital marketing solutions to local businesses on a competitive scale, but still face competition from large established agencies and in-house marketing.

The Dallas Morning News has the highest paid print circulation in the North Texas area while competing with one other metropolitan newspaper in parts of its geographic market. Circulation revenues are challenged primarily due to free and readily-accessible news, entertainment, advertising and other content available through the internet. This secular shift from print to digital media continues as consumer lifestyles embrace technological advancements, particularly with mobile devices, which provide access to a wide variety of digital news and advertising alternatives, including news websites and social media platforms, online advertising networks and exchanges, online classified services, and direct email advertising. Competition for readers is primarily based on mode of delivery, quality of the Company’s journalism, price, timeliness of interaction with audiences, and customer service. News and other digital content produced by the Company’s newspaper are available via its websites, mobile applications and through email. The Company offers competitive technology for accessing digital content on mobile devices and via personal computers. Journalists engage online readers through newsletters, blogs, X, formerly known as Twitter, and other social media posts.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 6

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

Employees

As of December 31, 2023, the Company had 601 employees of which approximately 20 percent are under a collective bargaining agreement that became effective on July 1, 2023. In the fourth quarter of 2023, the Company’s voluntary severance program closed, which resulted in 58 employees accepting the offer who will depart in 2024.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Overview

Cybersecurity threats and computer crime pose a risk to the security of the Company’s information technology (“IT”) systems and those of third-party service providers with whom it does business, as well as the confidentiality, integrity and availability of the data stored on those systems. As part of our overall risk management framework, the Company has developed and maintains an information security program consisting of policies, procedures, systems, controls and technology designed to help prevent, identify, detect and mitigate cybersecurity risks.

Prevention, Identification, Detection and Mitigation Processes

Effective assessment, identification and management of material risks from cybersecurity threats involve a comprehensive and proactive approach. The Company’s key processes include, but are not limited to, the following:

•Cybersecurity Policies and Procedures: The Company’s IT department has developed and implemented cybersecurity policies and procedures designed to align with industry best practices, such as the National Institute of Standards and Technology Cybersecurity Framework, and applicable regulatory requirements.

•Incident Response Plan: The Company has developed and maintains an incident response plan that outlines the steps to be taken in the event of a cybersecurity incident. Annual testing is conducted to determine the effectiveness of the incident response plan, and maintenance of backup and protective systems is performed as needed.

•Employee Training and Awareness: Mandatory ongoing cybersecurity training is provided to all employees to educate them about potential cybersecurity risks. Management fosters a culture of cybersecurity awareness and encourages employees to be proactive in identifying and reporting security issues.

•Access Control and Authentication: The IT department maintains strong access controls and multi-factor authentication to ensure that only authorized personnel have access to sensitive systems and data. This access is regularly reviewed and updated as needed based on job roles and responsibilities.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 7

•Security Control: The IT department has implemented and continually monitors security controls, including firewalls, end-point detection and response, intrusion detection/prevention systems, file integrity monitoring and data encryption, to protect against cybersecurity threats. These tools and controls are regularly updated to address vulnerabilities and ensure the security of information technology infrastructure.

•Reviews of IT Internal Controls: Reviews are performed by the Company’s internal audit team to assess the effectiveness of IT internal controls and compliance with regulatory policies and cybersecurity best practices, and any identified weaknesses are promptly addressed.

•Vulnerability Scans: Vulnerability scans are executed quarterly across the environment to proactively identify software weaknesses and vulnerabilities that could be exploited in a cybersecurity attack. Any identified vulnerabilities are promptly addressed.

•Encryption and Data Protection: Encryption methods are in place to protect certain sensitive data. There are also programs in place to monitor and secure the Company’s retained data.

•Asset Inventory: The Company maintains an up-to-date inventory of all assets, including hardware, software, data and network infrastructure. Assets critical to the Company’s operations have been identified and prioritized accordingly.

•Continuous Monitoring: The IT department has implemented monitoring tools and processes to detect and respond to cybersecurity threats in real time.

A third-party security information and event management (“SIEM”) partner provides security monitoring and alerts twenty-four hours a day, seven days a week. The Company engages an independent Qualified Security Assessor organization to perform penetration testing in order to validate the Company’s Payment Card Industry (“PCI”) compliance and adherence to the PCI Data Security Standard. The Company also collaborates with outside legal counsel to ensure compliance with regulatory requirements.

The Company has implemented and continues to maintain its IT policies, standards, procedures, and controls to oversee, identify and manage cybersecurity risks associated with third-party service providers. These include, but are not limited to, an IT acceptable use policy, a contractor/consultant work policy and a vendor management policy.

Impact of Risks from Cybersecurity Threats

The Company has experienced cybersecurity incidents in the ordinary course of business and will continue to experience risks from cybersecurity threats that could have a material adverse effect on its business strategy, results of operations, or financial condition. Although prior cybersecurity incidents have not had a material adverse effect on the Company’s business strategy, results of operations, or financial condition to date, any actual or perceived breach of its security could cause operational disruption and result in delays or inability to produce, print and deliver its publications and other third-party print publications, damage the Company’s reputation, cause the Company to lose existing customers, prevent the Company from attracting new customers, or subject the Company to third-party lawsuits, regulatory investigations and fines or other actions or liabilities, any of which could materially adversely affect the Company’s business strategy, results of operations, or financial condition. In addition, more resources may be needed for the security of the Company’s information technology systems in the future, which could increase the cost of doing business or otherwise materially adversely affect the Company’s business strategy, results of operations, or financial condition.

Governance

Both management and the Company’s board of directors are involved in the oversight of risks from cybersecurity threats. The Company’s information security program is designed to ensure that management and the board of directors are adequately informed about, and provided with the tools necessary to monitor, (i) material risks from cybersecurity threats and (ii) the Company’s efforts related to the prevention, detection, mitigation and remediation of cybersecurity incidents.

Role of the Board of Directors

The board of directors has delegated to the Audit Committee oversight responsibility for the Company’s risk management, including cybersecurity. The Audit Committee receives an annual comprehensive report from the Company’s President and Chief Financial Officer (“CFO”) and Vice President (“VP”) of IT Operations and Strategy covering the Company’s cybersecurity posture, incidents, if any, and risk mitigation efforts, and receives ad hoc reporting of any material cybersecurity incidents.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 8

Role of Management

Management plays a crucial role in assessing and managing material risks from cybersecurity threats. At the management level, the Company’s cybersecurity risk management and strategy is led by its VP of IT Operations and Strategy, who reports to the CFO. The qualifications of the VP of IT Operations and Strategy include 25 years of IT management, cybersecurity and information governance experience. The VP of IT Operations and Strategy is regularly informed about the latest developments in cybersecurity, including emerging threats and technologies to adapt security measures accordingly. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation and remediation of cybersecurity incidents. Management’s role includes:

•Risk Assessment: Management conducts annual cybersecurity risk assessments to identify and evaluate potential threats and vulnerabilities. Management considers the likelihood and potential impact of various cybersecurity risks, considering the Company’s assets, systems and operations, in order to prioritize mitigation efforts.

•Cybersecurity Policies and Procedures: Management reviews and approves the Company’s cybersecurity policies and procedures and communicates these policies and procedures to all employees to ensure adherence to established security protocols.

•Incident Response Plan Oversight: Management reviews, updates and approves the Company’s incident response plan. Management ensures that the plan is tested annually to determine the Company’s ability to respond effectively.

•Compliance with Regulations: Management implements and maintains compliance with relevant cybersecurity regulations and standards applicable to the Company.

•Budgeting and Resource Allocation: Management reviews budgets for cybersecurity initiatives and ensures that adequate resources are allocated to address cybersecurity risks and that investments in cybersecurity align with the Company’s risk tolerance and strategic objectives.

•Reporting to the Audit Committee: Management provides an annual comprehensive report to the Audit Committee on the Company’s cybersecurity posture, incident response activities and risk mitigation efforts.

The VP of IT Operations and Strategy is promptly informed of potential cybersecurity risks, threats and vulnerabilities by the Company’s IT security team or the Company’s SIEM partner. Once an incident has been identified, the VP of IT Operations and Strategy and the IT security team assess the criticality and impact of the incident on the Company’s business operations. The VP of IT Operations and Strategy then formulates and oversees a response to contain, eradicate and resolve incidents in accordance with the Company’s incident response plan. Management is responsible for reporting incidents to the appropriate authorities as necessary and engaging the Audit Committee on all material incidents.

Item 2. Properties

Operations	Ownership	Location
Corporate and The Dallas Morning News	Leased	Dallas, Texas
Printing facilities	Owned	Plano, Texas
Shared mail packaging office and warehouse	Leased	Tempe, Arizona

In addition to the properties above, the Company has various leased locations it uses for news reporting and the distribution of the Company’s publications, and it leases property in Tulsa, Oklahoma used for sales operations. As of December 31, 2023, in aggregate, the Company leased facilities for current use consisting of approximately 212,000 square feet and owns property that includes land and a building consisting of approximately 1,258,000 square feet.

Item 3. Legal Proceedings

Currently, there is a legal proceeding pending against DallasNews. In the opinion of management, liabilities, if any, arising from this legal proceeding would not have a material adverse effect on DallasNews’ results of operations, liquidity or financial condition. DallasNews and its subsidiaries may be subject to litigation, including matters relating to alleged libel or defamation, governmental proceedings and investigations. Adverse determinations in any such matters could require DallasNews to make monetary payments or result in other sanctions or findings that could adversely affect the Company’s business, financial condition and results of operations. Insurance coverage, if any, may not be adequate to cover all costs and/or losses. In some instances, the Company may have a contractual obligation from a third-party to indemnify liabilities related to litigation or governmental investigation, but if the third-party fails to indemnify us, the Company would be responsible for monetary damages.

Item 4. Mine Safety Disclosures

None.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 9

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s authorized common equity consists of 31,250,000 shares of common stock, par value $.01 per share. The Company has two series of common stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Shares of Series B common stock are entitled to 10 votes per share on all matters submitted to a vote of shareholders, and shares of Series A common stock are entitled to one vote per share. Transferability of the Series B common stock is limited to family members and affiliated entities of the holder. Shares of Series B common stock are convertible at any time on a one-for-one basis into shares of Series A common stock and upon a transfer, other than as described above, shares of Series B common stock automatically convert into Series A common stock. The Company’s Series A common stock is traded on The Nasdaq Stock Market LLC (Nasdaq trading symbol: DALN). Shares of the Company’s Series A common stock were traded on the New York Stock Exchange (NYSE trading symbol: AHC) from February 2008 until June 2021. There is no established public trading market for shares of Series B common stock.

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

	Stock Price			Dividends
	High	Low	Close	Declared (1)(2)
2023
Fourth quarter	$4.85	$3.72	$4.25	$0.16
Third quarter	5.13	3.81	4.60	0.16
Second quarter	4.80	3.75	3.89	0.16
First quarter	5.70	3.83	4.42	0.16

2022
Fourth quarter	$5.42	$3.73	$3.86	$0.16
Third quarter	8.49	4.51	4.64	1.66
Second quarter	7.05	5.99	6.33	0.16
First quarter	7.56	6.26	7.00	0.16

(1)Cash dividends are recorded in the period declared. This table reflects the period the dividends were paid.

(2)On August 22, 2022, the Company’s board of directors declared a special, one-time $1.50 per share dividend to shareholders of record as of the close of business on September 9, 2022, which was paid on September 30, 2022, returning $8,029 to shareholders.

The closing price of the Company’s Series A common stock as reported on The Nasdaq Stock Market LLC on March 1, 2024, was $3.99. The approximate number of shareholders of record of the Company’s Series A and Series B common stock at the close of business on March 1, 2024, was 277 and 67, respectively.

Equity Compensation Plan Information

The information set forth under the heading “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders, to be held on May 9, 2024 is incorporated herein by reference.

Sales of Unregistered Securities

During 2023 and 2022, shares of the Company’s Series B common stock in the amounts of 80 and 192, respectively, were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption under Section 3(a)(9) of the Securities Act.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 10

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

The Company operates The Dallas Morning News (dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes. These operations generate revenue from sales of advertising within the Company’s newspaper and digital platforms, subscriptions and retail sales of its newspaper, commercial printing and distribution services primarily related to national newspapers.

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

Overview of Significant Transactions

Operating results for 2023 reflect relative stability in circulation revenue while print advertising revenue continues to decline as expected. The Company is committed to maintaining the leading digital and print platforms for delivering news of the highest quality and reliability in the North Texas area, as well as creating and developing innovative print and digital marketing services capabilities that address the needs of clients and advertisers. The Company continues its efforts to diversify revenues through its digital platforms for delivery of news and advertising, growing its paid digital subscriptions, and leveraging its brand and personnel to enhance its media agency solutions. However, there is no guarantee the Company will be able to generate enough digital revenue or margin to offset the possible future loss of print advertising and circulation revenue and margin.

During the year ended December 31, 2023, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there was no significant decrease in the market value of the long-lived assets or significant change in the extent or manner in which the asset group is being used or in its physical condition as of December 31, 2023, and there was no significant adverse change in legal factors or in the business climate during the period that could affect the value of the asset group. Based upon the review of indicators, the Company did not identify any events or changes in circumstances that indicate the carrying amount of long-lived assets may not be recoverable. In part this is due to the estimated fair value of certain land and buildings significantly exceeding their carrying value. See Note 4 – Leases for information on the right-of-use asset impairment that occurred in 2022.

In 2023, the Company invested $10,500 in Certificates of Deposit (“CD’s”) with original maturities of one year or less; see Note 3 – Financial Instruments and Accounts Receivable, Net for additional information.

Quarterly dividends returned $3,426 and $11,454 to shareholders in 2023 and 2022, respectively. In August 2022, the Company’s board of directors declared a special, one-time $1.50 per share dividend, returning $8,029 to shareholders.

On December 7, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on February 9, 2024, paid on March 1, 2024.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 11

RESULTS OF OPERATIONS

Consolidated Results of Operations

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for 2023 and 2022. Based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment.

The table below sets forth the components of DallasNews’ operating loss.

	Years Ended December 31,
	2023	Percentage Change	2022
Advertising and marketing services	$59,038	(15.3)%	$69,667
Circulation	65,349	0.2%	65,191
Printing, distribution and other	15,309	(3.1)%	15,793
Total Net Operating Revenue	139,696	(7.3)%	150,651

Total Operating Costs and Expense	147,766	(7.4)%	159,638

Operating Loss	$(8,070)	10.2%	$(8,987)

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

The Company’s advertising revenue from its core newspaper continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. Decreases in print advertising categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. In addition, preprint advertising continues to experience a secular decline across the industry and may eventually become obsolete. In the third quarter of 2023, the Company made the strategic decision to exit its shared mail program to deliver weekly preprints and inserts.

In response to the decline in print revenue, the Company built agency capabilities, including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients. The Company leverages its news content to improve engagement on the Company’s digital platforms that results in increased digital subscriptions and associated revenue. The Company also continues to diversify its revenue base by leveraging the available capacity of its existing assets to provide print and distribution services for newspapers and other customers requiring these services, by introducing new advertising and marketing services products, and by increasing circulation prices.

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

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 12

Advertising and marketing services revenue

Advertising and marketing services revenue was 42.2 percent and 46.2 percent of total revenue for 2023 and 2022, respectively.

	Years Ended December 31,
	2023	Percentage Change	2022
Print advertising	$35,045	(21.8)%	$44,802
Digital advertising and marketing services	23,993	(3.5)%	24,865
Advertising and Marketing Services	$59,038	(15.3)%	$69,667

Print advertising

Print advertising is primarily comprised of display and classified advertising revenue.

Display and classified print revenue primarily represents sales of advertising space within the Company’s core newspaper. As advertisers continue to diversify marketing budgets to incorporate more and varied avenues of reaching consumers, traditional display and classified advertising continues to be impacted. In 2023, display and classified print advertising revenue decreased $987, primarily due to a volume decrease in display advertisements related to the discontinuation of the Company’s niche publications.

Preprint revenue primarily reflects preprinted advertisements inserted into the Company’s core newspaper. While most print advertising streams have softened, preprint advertising continues to experience a much greater secular decline across the industry and may eventually become obsolete. In 2023, revenue decreased $8,770, primarily due to the Company not renewing the contract that allowed it to distribute preprinted advertisements through the mail or through third-party distributors to households in targeted areas. This program ended August 31, 2023, and was forecasted to generate approximately $1,000 a month in revenue in 2023, although that has been declining as advertisers move away from coupon inserts. As a result of the end of the distribution agreement whose weekly shared mail coupons and home delivery inserts supported the Company’s niche publications, the Company decided to stop print-only editions of its niche publications, Al Dia and Briefing after August 30, 2023. Al Dia continues as a digital-only product that publishes online daily, as news develops, and in a weekly ePaper edition available online. Briefing was discontinued as a weekly newspaper, and the brand was retired.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing services, consulting, branding, paid media strategy and management, creative services, search optimization, direct mail, the sale of promotional materials, and subscriptions to the Company’s multi-channel marketing solutions cloud-based software and services. In addition, it includes digital sales of banner, classified and native advertisements on the Company’s news websites, social media platforms and mobile apps, as well as targeted and multi-channel (programmatic) advertising placed on third-party platforms. In 2023, revenue decreased $872 due to a decline in marketing services revenue resulting from some contracts ending, partially offset by an increase in digital advertising on dallasnews.com and in the Company’s digital replica.

Circulation revenue

Circulation revenue was 46.8 percent and 43.3 percent of total revenue for 2023 and 2022, respectively.

	Years Ended December 31,
	2023	Percentage Change	2022
Print circulation	$49,034	(5.8)%	$52,045
Digital circulation	16,315	24.1%	13,146
Circulation	$65,349	0.2%	$65,191

Print circulation

Revenue decreased in 2023, primarily driven by a decline in print subscriptions of 8,879 or 11.3 percent when compared to December 31, 2022, partially offset by rates increasing approximately 5.5 percent. In 2023, home delivery revenue declined $2,646 or 5.5 percent and single copy revenue declined $365 or 8.7 percent in 2023. In the fourth quarter, additional single copy revenue was generated from sales of the commemorative editions of The Dallas Morning News published with three different front pages after the Texas Rangers’ first World Series win.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 13

Digital circulation

Revenue increased $3,169 or 24.1 percent in 2023. The Company ended 2023 with 63,000 digital-only subscriptions, a decrease of 5,010 or 7.4 percent when compared to 68,010 at the end of 2022, primarily due to a change in strategy from volume to pricing. The Company reduced its introductory offer in the third quarter from three months to one month. This change is improving the revenue trajectory from digital subscriptions but will negatively impact volume in the short term.

Printing, distribution and other revenue

Printing, distribution and other revenue was 11.0 percent and 10.5 percent of total revenue for 2023 and 2022, respectively.

	Years Ended December 31,
	2023	Percentage Change	2022
Printing, Distribution and Other	$15,309	(3.1)%	$15,793

Revenue decreased in 2023, primarily due to declines in revenue from commercial printing and third-party distribution, partially offset by additional fourth quarter revenue from sales of front page replica posters and a commemorative book produced by the Company that chronicles the Texas Rangers’ winning season.

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Years Ended December 31,
	2023	Percentage Change	2022
Employee compensation and benefits	$69,445	3.5%	$67,096
Other production, distribution and operating costs	68,008	(13.5)%	78,638
Newsprint, ink and other supplies	8,793	(20.3)%	11,035
Depreciation	1,520	(43.9)%	2,709
Loss on sale/disposal of assets, net	—	(100.0)%	58
Asset impairments	—	(100.0)%	102
Total Operating Costs and Expense	$147,766	(7.4)%	$159,638

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits increased $2,349 in 2023, primarily due to increases in medical, and severance expense of $3,834, primarily related to the voluntary severance program that closed in the fourth quarter.

Other production, distribution and operating costs – Expense decreased $10,630 in 2023, primarily due to reduced distribution expense associated with lower circulation and fewer preprinted advertisements distributed to publications in other markets, and savings in outside services. The Company experienced additional distribution savings in the fourth quarter related to the discontinuation of its niche publications at the end of August 2023. In addition, in the second quarter of 2023, the Company recorded a non-recurring lease cost benefit of $556.

Newsprint, ink and other supplies – Expense decreased $2,242 in 2023, primarily due to reduced newsprint costs associated with lower circulation, discontinuing print-only editions of the Company’s niche publications and fewer preprinted advertisements. Newsprint consumption approximated 6,658 and 7,735 metric tons in 2023 and 2022, respectively, at an average cost per metric ton of $779 and $728, respectively. Currently, the Company is experiencing favorable newsprint pricing; however, certain events or circumstances that in most instances are beyond the Company’s control could have an adverse impact on pricing.

Depreciation – Expense decreased $1,189 in 2023, due to a lower depreciable asset base as a higher level of in-service assets are now fully depreciated and reduced capital spending.

Loss on sale/disposal of assets, net – In 2022, the Company disposed assets that were no longer in use, and from time to time, may sell assets.

Asset impairments – In 2022, the Company terminated the lease and sublease agreements for the office space of the Denton Publishing Company, resulting in a right-of-use asset impairment of $102.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 14

Other

The table below sets forth the other components of the Company’s results of operations.

	Years Ended December 31,
	2023	Percentage Change	2022
Other income (loss), net	$1,422	N/M	$(241)

Income tax provision	$464	(16.8)%	$558

N/M – not meaningful

Other income (loss), net – Other income (loss), net includes net periodic pension and other post-employment expense (benefit), interest income (expense) and gain (loss) from investments.

Net periodic pension and other post-employment expense (benefit) was $(899) and $910 in 2023 and 2022, respectively. For 2022, based on the re-allocation of the Pension Plans’ assets, the Company assumed a lower rate of return on the assets resulting in net periodic pension expense.

In 2023, the Company recorded $401 of interest income related to the CD’s invested in during 2023. In 2022, the Company recorded $616 of interest income related to the promissory note from the sale of its former headquarters, which was paid in full, including interest, in the third quarter of 2022.

Income tax provision – The income tax provision of $464 and $558 recorded in 2023 and 2022, respectively, was due to the effect of the Texas franchise tax. The 2023 income tax expense was reduced by the release of a $66 federal uncertain tax reserve, included in other liabilities, as a result of the statute of limitations lapsing in June 2023. In connection with the release of a federal uncertain tax reserve, the Company released a reserve for interest and penalties included in other liabilities and recognized $36 in other income (loss), net in the second quarter of 2023.

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

Revenue Recognition.   The Company’s principal sources of revenue are sales of advertising within its newspaper and digital platforms, subscription and retail sales of its newspaper, commercial printing and distribution services, primarily related to national newspapers. In addition, revenue includes strategic marketing services, consulting, branding, paid media strategy and management, creative services, search optimization, direct mail, the sale of promotional materials, and subscriptions to the Company’s multi-channel marketing solutions cloud-based software and services, as well as targeted and multi-channel (programmatic) advertising placed on third-party platforms.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 15

Advertising and Marketing Services

Advertising and marketing services revenue is recognized when an ad or service is complete and delivered based on the contract price. Payment is typically received within 30 to 60 days after the customer is billed. Longer-term contracts often include multiple performance obligations, digital and other forms of advertising, and a single performance obligation containing a bundle of services that are not distinct but provided to maximize a customer’s marketing plan. When the Company has a longer-term contract, revenue is recognized over time as the ads or services are delivered. For contracts with over time revenue recognition the company is providing a series of services and recognizes revenue by 1) using a time-based method of measuring progress of delivery over time, or 2) as each distinct performance obligation (typically ads or impressions) are delivered on a monthly basis. In addition, certain digital advertising revenue related to website access is recognized over time, based on the customers’ monthly rate. The Company typically extends credit to advertising and marketing services customers, although for certain advertising campaigns the customer may pay in advance.

Print advertising is primarily comprised of display and classified advertising revenue. Display revenue results from sales of advertising space within the Company’s core newspaper to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspaper.

The Company’s agreement allowing it to distribute preprinted advertisements through the mail or through third-party distributors to households in targeted areas was not renewed and ended August 31, 2023. As a result of the end of the distribution agreement whose weekly shared mail coupons and home delivery inserts supported the Company’s niche publications, the Company decided to stop print-only editions of its niche publications, Al Dia and Briefing after August 30, 2023. Al Dia continues as a digital-only product that publishes online daily, as news develops, and in a weekly ePaper edition available online. Briefing was discontinued as a weekly newspaper, and the brand was retired.

Digital advertising and marketing services revenue consists of strategic marketing services, consulting, branding, paid media strategy and management, creative services, search optimization, direct mail, the sale of promotional materials, and subscriptions to the Company’s multi-channel marketing solutions cloud-based software and services. In addition, it includes digital sales of banner, classified and native advertisements on the Company’s news websites, social media platforms and mobile apps, as well as targeted and multi-channel (programmatic) advertising placed on third-party platforms.

For ads placed on certain third-party platforms, the Company must evaluate and use judgment to determine whether it is acting as the principal, where revenue is reported on a gross basis, or acting as the agent, where revenue is reported on a net basis. Generally, the Company reports advertising revenue for ads placed on third-party platforms on a net basis, meaning the amount recorded to revenue is the amount billed to the customer net of amounts paid to the publisher of the third-party platforms. The Company is acting as the agent because the publisher controls the advertising inventory. The Company will record certain arrangements gross when it controls the inventory or it has latitude in establishing price or it determines that advertising campaign management, targeting or other actions provide significant value added service to the customer.

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

Printing, Distribution and Other

Printing, distribution and other revenue is primarily generated from printing and distribution of other newspapers. Printing, distribution and other revenue is recognized at a point in time when the product or service is delivered, which requires little judgment to determine.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 16

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

The projected benefit obligations of the DallasNews Pension Plans are estimated using the FTSE Pension Discount Curve, which is based upon a portfolio of high-quality corporate debt securities with maturities that correlate to the expected timing of estimated benefit payments to the Pension Plans’ participants. Future estimated benefit payments are discounted to their present value at the appropriate yield curve spot rate to determine the projected benefit obligation outstanding at each year end. The single equivalent discount rate as of December 31, 2023, was 4.7 percent and 4.9 percent for December 31, 2022. The actuarial net losses in 2023 and significant gains in 2022 related to changes in the projected benefit obligation were primarily due to the movement in the discount rate.

Interest expense included in net periodic pension benefit is based on the FTSE Pension Discount Curve established at the beginning of the fiscal year. The discount rate for fiscal year 2023 and 2022 interest cost was 4.9 percent and 2.5 percent, respectively.

The Company assumed a 4.9 percent and 2.5 percent long-term return on the Pension Plans’ assets in 2023 and 2022, respectively. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the DallasNews Pension Plans. Investment strategies for the Pension Plans’ assets are based upon factors such as the effective duration of the actuarial liabilities and market risks.

Recent Accounting Standards

See the Notes to the Consolidated Financial Statements, Note 1 - Significant Accounting Policies and Recently Issued Accounting Standards, regarding the impact of certain recent accounting pronouncements.

Liquidity and Capital Resources

The Company’s cash balances as of December 31, 2023 and 2022, were $11,697 and $27,825, respectively. The decrease in the cash balance during 2023 was primarily due to the return of capital to shareholders through dividends and the net loss from operations. In 2023, the Company invested $10,500 in Certificates of Deposit (“CD’s”), as discussed below, included in short-term investments in the Consolidated Balance Sheet and Statement of Cash flows.

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

The following discusses the changes in cash flows by operating, investing and financing activities in 2023 and 2022.

Operating Cash Flows

Net cash used for operating activities was $1,174 and $13,933 in 2023 and 2022, respectively.

Cash flows used for operating activities decreased by $12,759 in 2023, when compared to the prior year period, primarily due an improvement in the loss from operations and changes in working capital and other operating assets and liabilities, and in 2022 the Company made a board approved voluntary contribution of $5,000 to the DallasNews Pension Plans.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 17

Investing Cash Flows

Net cash provided by (used for) investing activities was $(11,528) and $20,773 in 2023 and 2022, respectively.

In 2023, the Company invested $10,500 in CD’s with original maturities of one year or less, which resulted in a cash return of $120. In 2022, the Company received cash proceeds of $22,400 for payment in full of the promissory note from the sale of its former headquarters. Cash flows used for investing activities also included $1,148 and $1,627 of capital spending in 2023 and 2022, respectively.

Financing Cash Flows

Net cash used for financing activities was $3,426 and $11,454 in 2023 and 2022, respectively, all attributable to dividend payments. In 2022, the Company’s board of directors declared a special, one-time $1.50 per share dividend, returning $8,029 to shareholders.

Financing Arrangements

None.

Contractual Obligations

As of December 31, 2023, the Company had contractual obligations, in aggregate, of $14,143 for the next five years and $11,994 thereafter, for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 4 – Leases for future lease payments by year.

In December 2016, the Dallas Morning News, Inc., a wholly-owned subsidiary of the Company, entered into a 16-year lease agreement for office space for the Company’s new corporate headquarters. The Company recognizes rent expense on a straight-line basis. Per the amended lease agreement, rent payments began in November 2018.

The Company currently does not expect to make contributions to the DallasNews Pension Plans in 2024 and no contributions are required to these plans in 2024 under the applicable tax and labor laws governing pension plan funding; however, certain events or circumstances that in most instances are beyond the Company’s control could result in future mandatory contributions.

On December 7, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on February 9, 2024, paid on March 1, 2024.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the Report of Independent Registered Public Accounting Firms, are included herein starting on page 25 of this Annual Report on Form 10-K.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2023. Based on that evaluation, management concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 18

Management’s Report on Internal Control Over Financial Reporting

The management of DallasNews is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, an assessment of the effectiveness of internal control over financial reporting was conducted as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 19

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the headings “DallasNews Corporation Stock Ownership,” “Proposal One: Election of Directors,” “Corporate Governance – Committees of the Board – Audit Committee,” “Corporate Governance – Committees of the Board – Nominating and Corporate Governance Committee,” and “Information About Our Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2024, is incorporated herein by reference.

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

Shareholders can also obtain, without charge, printed copies of any of the materials referred to above by contacting the Company at the following address:

DallasNews Corporation

P. O. Box 224866

Dallas, Texas 75222-4866

Attn: Investor Relations

Telephone: (214) 977-8869

Item 11. Executive Compensation

The information set forth under the headings “Corporate Governance – Committees of the Board – Compensation and Management Development Committee,” “Executive Compensation – Summary Compensation Table, – Change in Control Arrangements and Other Agreements Upon Termination of Employment, – Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2023,” “Corporate Governance – “Director Compensation” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2024, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “DallasNews Corporation Stock Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2024, is incorporated herein by reference.

Information regarding the number of shares of common stock authorized for issuance under the Company’s equity compensation plans is included in the Notes to the Consolidated Financial Statements, Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance – Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2024, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2024, is incorporated herein by reference.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 20

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
(3) Exhibits:

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, as indicated. In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Annual Report on Form 10-K is deemed filed. Exhibits marked with three asterisks (***) are furnished with this report. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit Number	Description
3.1 *

Certificate of Formation of A. H. Belo Corporation (successor to A. H. Belo Texas, Inc.) (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2018)

3.2 *

Certificate of Merger (Delaware) of A. H. Belo Corporation with and into A. H. Belo Texas, Inc. (Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2018 (Securities and Exchange Commission File No. 001-33741) (the “July 2, 2018 Form 8-K”))

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
(1) *

Sublease Agreement for Old Dallas Library Building dated December 30, 2016 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2017 (Securities and Exchange Commission File No. 001-33741) (the “January 3, 2017 Form 8-K”))

	(2) *	Guaranty of Lease dated December 30, 2016 (Exhibit 10.2 to the January 3, 2017 Form 8-K)
(3) *

Paper Supply Agreement effective as of August 5, 2019, by and between The Dallas Morning News, Inc. and Gannett Supply Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2019 (Securities and Exchange Commission File No. 001-33741))

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 21

Exhibit Number	Description
10.2 *	Compensatory plans and arrangements:
~(1)*

DallasNews Savings Plan as Amended and Restated Effective January 1, 2022 (Exhibit 10.2(1) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2022 (Securities and Exchange Commission File No. 001-33741))

~(2)*

Amended and Restated DallasNews Corporation Incentive Compensation Plan, dated February 29, 2024 (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2024 (Securities and Exchange Commission File No. 001-33741) (the “March 1, 2024 Form 8-K”))

*(a)

Form of Incentive Compensation Plan Evidence of Grant (for Non-Employee Directors) (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2017 (Securities and Exchange Commission File No. 001-33741) (the “May 12, 2017 Form 8-K”))

		*(b)	Form of Incentive Compensation Plan Evidence of Grant (for Employee Awards) (Exhibit 10.2 to the May 12, 2017 Form 8-K)
	~(3)*	Discretionary Cash Bonus Policy, adopted February 29, 2024 (Exhibit 10.1 to the March 1, 2024 Form 8-K)
~(4)*

Form of Cash Long-Term Incentive Compensation Evidence of Grant (for Employee Awards) (Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019 (Securities and Exchange Commission File No. 001-33741))

~(5)*

Robert W. Decherd Compensation Agreement dated May 12, 2022 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 (Securities and Exchange Commission File No. 001-33741) (the “May 12, 2022 Form 8-K”))

	~(6)*	Grant S. Moise Compensation Agreement dated May 12, 2022 (Exhibit 10.2 to the May 12, 2022 Form 8-K)
	~(7)*	Katy Murray Compensation Agreement dated May 12, 2022 (Exhibit 10.3 to the May 12, 2022 Form 8-K)
10.3 *	Agreements relating to the separation of A. H. Belo from its former parent company:
(1)*

Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-33741))

(2)*

Agreement among the Company, Belo Corp., and The Pension Benefit Guaranty Corporation, effective March 9, 2011 (Exhibit 10.3(6) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011 (Securities and Exchange Commission File No. 001-33741))

21		Subsidiaries of the Company
23.1		Consent of Grant Thornton LLP
24		Power of Attorney (set forth on the signature page(s) hereof)
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 ***		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97		DallasNews Corporation Compensation Recovery Policy
101.INS **		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH **		Inline XBRL Taxonomy Extension Schema Document
101.CAL **		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE **		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 **		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLASNEWS CORPORATION

By:	/s/	Grant S. Moise
Grant S. Moise
Chief Executive Officer

Dated:	March 6, 2024

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 23

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Grant S. Moise	Chief Executive Officer	March 6, 2024
Grant S. Moise

/s/ John A. Beckert	Chairman of the Board	March 6, 2024
John A. Beckert

/s/ Louis E. Caldera	Director	March 6, 2024
Louis E. Caldera

/s/ Ronald D. McCray	Director	March 6, 2024
Ronald D. McCray

/s/ Dunia A. Shive	Director	March 6, 2024
Dunia A. Shive

/s/ Katy Murray	President and Chief Financial Officer	March 6, 2024
Katy Murray	(Principal Financial Officer)

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 24

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

DallasNews Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of DallasNews Corporation (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Dallas, Texas

March 6, 2024

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 25

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
In thousands, except share and per share amounts	2023	2022
Net Operating Revenue:
Advertising and marketing services	$59,038	$69,667
Circulation	65,349	65,191
Printing, distribution and other	15,309	15,793
Total net operating revenue	139,696	150,651
Operating Costs and Expense:
Employee compensation and benefits	69,445	67,096
Other production, distribution and operating costs	68,008	78,638
Newsprint, ink and other supplies	8,793	11,035
Depreciation	1,520	2,709
Loss on sale/disposal of assets, net	—	58
Asset impairments	—	102
Total operating costs and expense	147,766	159,638
Operating loss	(8,070)	(8,987)
Other income (loss), net	1,422	(241)
Loss Before Income Taxes	(6,648)	(9,228)
Income tax provision	464	558
Net Loss	$(7,112)	$(9,786)

Per Share Basis
Net loss
Basic	$(1.33)	$(1.83)
Number of common shares used in the per share calculation:
Basic	5,352,490	5,352,490

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 26

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In thousands	2023	2022
Net Loss	$(7,112)	$(9,786)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial (gains) losses	(40)	522
Actuarial gains (losses)	1,173	(9,496)
Total other comprehensive income (loss), net of tax	1,133	(8,974)
Total Comprehensive Loss	$(5,979)	$(18,760)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 27

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
In thousands, except share amounts	2023	2022
Assets
Current assets:
Cash and cash equivalents	$11,697	$27,825
Short-term investments	10,781	—
Accounts receivable (net of allowance of $207 and $490 at December 31, 2023 and 2022, respectively)	9,923	14,023
Inventories	1,930	2,725
Prepaids and other current assets	2,602	3,352
Total current assets	36,933	47,925
Property, plant and equipment, at cost	307,436	313,440
Less accumulated depreciation	(300,337)	(306,002)
Property, plant and equipment, net	7,099	7,438
Operating lease right-of-use assets	16,141	14,811
Deferred income taxes, net	271	282
Other assets	1,790	1,809
Total assets	$62,234	$72,265
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,963	$5,041
Accrued compensation and benefits	3,901	4,154
Other accrued expense	6,548	4,060
Contract liabilities	9,511	9,504
Total current liabilities	23,923	22,759
Long-term pension liabilities	17,353	19,455
Long-term operating lease liabilities	16,924	16,546
Other post-employment benefits	996	982
Other liabilities	80	160
Total liabilities	59,276	59,902
Commitments and contingencies (see Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares
Series A: issued 5,216,317 and 5,216,237 shares at December 31, 2023 and 2022, respectively	52	52
Series B: issued 614,638 and 614,718 shares at December 31, 2023 and 2022, respectively	6	6
Treasury stock, Series A, at cost; 478,465 shares held at December 31, 2023 and 2022	(13,443)	(13,443)
Additional paid-in capital	494,563	494,563
Accumulated other comprehensive loss	(40,247)	(41,380)
Accumulated deficit	(437,973)	(427,435)
Total shareholders’ equity	2,958	12,363
Total liabilities and shareholders’ equity	$62,234	$72,265

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 28

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Years Ended December 31, 2023 and 2022
	Common Stock				Treasury Stock
In thousands, except share and per share amounts	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2021	5,216,045	614,910	$58	$494,563	(478,465)	$(13,443)	$(32,406)	$(406,195)	$42,577
Net loss	—	—	—	—	—	—	—	(9,786)	(9,786)
Other comprehensive loss	—	—	—	—	—	—	(8,974)	—	(8,974)
Conversion of Series B to Series A	192	(192)	—	—	—	—	—	—	—
Dividends declared ($2.14 per share)	—	—	—	—	—	—	—	(11,454)	(11,454)
Balance at December 31, 2022	5,216,237	614,718	$58	$494,563	(478,465)	$(13,443)	$(41,380)	$(427,435)	$12,363
Net loss	—	—	—	—	—	—	—	(7,112)	(7,112)
Other comprehensive income	—	—	—	—	—	—	1,133	—	1,133
Conversion of Series B to Series A	80	(80)	—	—	—	—	—	—	—
Dividends declared ($0.64 per share)	—	—	—	—	—	—	—	(3,426)	(3,426)
Balance at December 31, 2023	5,216,317	614,638	$58	$494,563	(478,465)	$(13,443)	$(40,247)	$(437,973)	$2,958

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 29

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2023	2022
Operating Activities
Net loss	$(7,112)	$(9,786)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,520	2,709
Net periodic costs and contributions related to employee benefit plans	(899)	(4,090)
Bad debt expense (benefit)	(65)	307
Deferred income taxes	11	(25)
Gain on short-term investments	(401)	—
Provision, interest and penalties for uncertain tax positions	(102)	9
Loss on sale/disposal of assets, net	—	58
Asset impairments	—	102
Changes in working capital and other operating assets and liabilities:
Accounts receivable	4,165	1,682
Inventories, prepaids and other current assets	1,545	(400)
Other assets	19	388
Accounts payable	(1,078)	(2,780)
Compensation and benefit obligations	(253)	(778)
Other accrued expenses	1,525	(170)
Contract liabilities	7	(1,088)
Other post-employment benefits	(56)	(71)
Net cash used for operating activities	(1,174)	(13,933)
Investing Activities
Purchases of assets	(1,148)	(1,627)
Purchases of short-term investments	(10,500)	—
Return on short-term investments	120	—
Note payment received for asset sales	—	22,400
Net cash provided by (used for) investing activities	(11,528)	20,773
Financing Activities
Dividends paid	(3,426)	(11,454)
Net cash used for financing activities	(3,426)	(11,454)
Net decrease in cash and cash equivalents	(16,128)	(4,614)
Cash and cash equivalents, beginning of period	27,825	32,439
Cash and cash equivalents, end of period	$11,697	$27,825

Supplemental Disclosures
Income tax paid, net	$594	$619
Noncash investing and financing activities:
Investments in property, plant and equipment payable	33	—
Dividends payable	856	856

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 30

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

The Company operates The Dallas Morning News (dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes. These operations generate revenue from sales of advertising within the Company’s newspaper and digital platforms, subscriptions and retail sales of its newspaper, commercial printing and distribution services primarily related to national newspapers.

In addition, the Company has a full-service agency, Medium Giant, with capabilities including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients.

Employees.    As of December 31, 2023, the Company had 601 employees of which approximately 20 percent are under a collective bargaining agreement that became effective on July 1, 2023. In the fourth quarter of 2023, the Company’s voluntary severance program closed, which resulted in 58 employees accepting the offer who will depart in 2024. Related severance expense of $2,607 is included in other accrued expense in the Consolidated Balance Sheet as of December 31, 2023.

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

Short-term Investments.   In 2023, the Company invested in Certificates of Deposit (“CD’s”) with original maturities of more than 90 days but one year or less, included in short-term investments in the Consolidated Balance Sheet. These investments are classified as held-to-maturity and are valued at amortized cost, which approximates fair value.

Risk Concentration.   The print media industry has encountered continuous declines in revenue primarily due to the secular shift of readers and advertisers to digital platforms. The Company has sought to limit its exposure to these industry risks through greater development of its digital platforms for delivery of news and advertising, and leveraging its brand and personnel to enhance its media agency solutions. However, these improvements may not result in a sufficient increase in revenue to offset the declines the Company is experiencing in its traditional print media business.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 31

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

The table below sets forth property, plant and equipment by type.

	December 31,		Estimated
	2023	2022	Useful Lives
Land	$1,971	$1,971
Buildings and improvements	85,718	85,714	5 - 30 years
Publishing equipment	173,994	173,646	3 - 20 years
Other	45,528	51,336	3 - 10 years
Construction in process	225	773
Total	307,436	313,440
Less accumulated depreciation	(300,337)	(306,002)
Property, plant and equipment, net	$7,099	$7,438

Long-Lived Assets.   The Company evaluates its ability to recover the carrying value of property, plant and equipment, using the lowest level of separately identifiable cash flows associated with the assets, which are grouped based on the Company’s intended use of these assets. This evaluation is performed whenever a change in circumstances indicates that the carrying value of an asset group may not be recoverable. If the analysis of undiscounted future cash flows indicates the carrying value of the long-lived assets cannot be recovered, the assets are adjusted to the lower of carrying value or fair value.

During the year ended December 31, 2023, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there was no significant decrease in the market value of the long-lived assets or significant change in the extent or manner in which the asset group is being used or in its physical condition as of December 31, 2023, and there was no significant adverse change in legal factors or in the business climate during the period that could affect the value of the asset group. Based upon the review of indicators, the Company did not identify any events or changes in circumstances that indicate the carrying amount of long-lived assets may not be recoverable. In part this is due to the estimated fair value of certain land and buildings significantly exceeding their carrying value. See Note 4 – Leases for information on the right-of-use asset impairment that occurred in 2022.

Investments.   The Company owns certain equity securities in private companies in which it does not exercise control. These investments are recorded under the cost method with a balance of $1,432 at December 31, 2023 and 2022, included in other assets, and the Company recognizes income or loss upon the receipt of dividends or distributions, or upon liquidation of the investment. The Company evaluates its ability to recover the carrying value of cost method investments based upon operating results and the financial strength of the investee. If the Company determines the carrying value is not recoverable, an impairment charge is recorded for the difference between the fair value of the investment and the carrying value.

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

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 32

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

As of December 31, 2023 and 2022, there were no stock-based awards outstanding.

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

Accumulated other comprehensive loss consists of actuarial gains and losses associated with the DallasNews Pension Plans (the “Pension Plans”) and other post-employment benefit (the “OPEB”) plans. The cumulative balances are amortized to earnings over the weighted average remaining life expectancy of the participants to the extent such balances exceed 10 percent of the greater of the respective plan’s (a) projected benefit obligation or (b) the market-related value of the plan’s assets. The Company discloses amounts reclassified from accumulated other comprehensive loss to net income (loss) in Note 7 - Shareholders' Equity.

Revenue Recognition.   The Company’s principal sources of revenue are sales of advertising within its newspaper and digital platforms, subscription and retail sales of its newspaper, commercial printing and distribution services, primarily related to national newspapers. In addition, revenue includes strategic marketing services, consulting, branding, paid media strategy and management, creative services, search optimization, direct mail, the sale of promotional materials, and subscriptions to the Company’s multi-channel marketing solutions cloud-based software and services, as well as targeted and multi-channel (programmatic) advertising placed on third-party platforms.

Revenue is recognized when obligations under the terms of a contract with the Company’s customer are satisfied. This occurs when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services, typically at contract price or determined by stand-alone selling price. The Company has an estimated allowance for credits, refunds and similar obligations. Sales tax collected concurrent with revenue-producing activities are excluded from revenue. See Note 2 – Revenue for disaggregated revenue by source and additional information.

Leases.   The Company determines if a contract is a lease at the inception of the arrangement. Operating lease right-of-use assets and liabilities are recognized at commencement date of lease agreements greater than one year based on the present value of lease payments over the lease term. In determining the present value of lease payments, the implicit rate was not readily determinable in the Company’s lease agreements. Therefore, the Company used an estimated secured incremental borrowing rate, based on the Company’s credit rating, adjusted for the weighted average term of each lease. Lease expense is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred. For leases with terms of 12 months or less, no asset or liability is recorded and lease expense is recognized on a straight-line basis over the lease term. The exercise of lease renewal options are at the Company’s sole discretion and options are recognized when it is reasonably certain the Company will exercise the option. The recognized right-of-use assets and lease liabilities as calculated do not assume renewal options. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants. Additionally, the Company does not separately identify lease and nonlease components, such as maintenance costs. Total lease expense for property and equipment was $4,000 and $4,796 in 2023 and 2022, respectively.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 33

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

Fair Value Measurements.   The Company’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable and amounts due to customers are carried at cost, which approximates its fair value because of the short-term nature of these instruments.

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

New Accounting Pronouncements.    The FASB issued the following accounting pronouncements and guidance, which may be applicable to the Company but has not yet become effective.

In November 2023, the FASB issued ASU 2023-07– Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires an entity to disclose, on an annual and interim basis, significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures in ASC 280. The guidance is effective retrospectively for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the guidance requires an entity to disclose annual income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and disaggregate the information by jurisdiction based on a quantitative threshold. The guidance also requires an entity to disclose income tax expense (benefit) disaggregated by federal (national), state and foreign. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 34

Note 2: Revenue

The table below sets forth revenue disaggregated by revenue source.

	Years Ended December 31,
	2023	2022
Advertising and Marketing Services
Print advertising	$35,045	$44,802
Digital advertising and marketing services	23,993	24,865
Total	$59,038	$69,667

Circulation
Print circulation	$49,034	$52,045
Digital circulation	16,315	13,146
Total	$65,349	$65,191

Printing, Distribution and Other	$15,309	$15,793

Total Revenue	$139,696	$150,651

Advertising and Marketing Services

Advertising and marketing services revenue is recognized when an ad or service is complete and delivered based on the contract price. Payment is typically received within 30 to 60 days after the customer is billed. Longer-term contracts often include multiple performance obligations, digital and other forms of advertising, and a single performance obligation containing a bundle of services that are not distinct but provided to maximize a customer’s marketing plan. When the Company has a longer-term contract, revenue is recognized over time as the ads or services are delivered. For contracts with over time revenue recognition the company is providing a series of services and recognizes revenue by 1) using a time-based method of measuring progress of delivery over time, or 2) as each distinct performance obligation (typically ads or impressions) are delivered on a monthly basis. In addition, certain digital advertising revenue related to website access is recognized over time, based on the customers’ monthly rate. The Company typically extends credit to advertising and marketing services customers, although for certain advertising campaigns the customer may pay in advance.

Print advertising is primarily comprised of display and classified advertising revenue. Display revenue results from sales of advertising space within the Company’s core newspaper to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspaper.

The Company’s agreement allowing it to distribute preprinted advertisements through the mail or through third-party distributors to households in targeted areas was not renewed and ended August 31, 2023. As a result of the end of the distribution agreement whose weekly shared mail coupons and home delivery inserts supported the Company’s niche publications, the Company decided to stop print-only editions of its niche publications, Al Dia and Briefing after August 30, 2023. Al Dia continues as a digital-only product that publishes online daily, as news develops, and in a weekly ePaper edition available online. Briefing was discontinued as a weekly newspaper, and the brand was retired.

Digital advertising and marketing services revenue consists of strategic marketing services, consulting, branding, paid media strategy and management, creative services, search optimization, direct mail, the sale of promotional materials, and subscriptions to the Company’s multi-channel marketing solutions cloud-based software and services. In addition, it includes digital sales of banner, classified and native advertisements on the Company’s news websites, social media platforms and mobile apps, as well as targeted and multi-channel (programmatic) advertising placed on third-party platforms.

For ads placed on certain third-party platforms, the Company must evaluate and use judgment to determine whether it is acting as the principal, where revenue is reported on a gross basis, or acting as the agent, where revenue is reported on a net basis. Generally, the Company reports advertising revenue for ads placed on third-party platforms on a net basis, meaning the amount recorded to revenue is the amount billed to the customer net of amounts paid to the publisher of the third-party platforms. The Company is acting as the agent because the publisher controls the advertising inventory. The Company will record certain arrangements gross when it controls the inventory or it has latitude in establishing price or it determines that advertising campaign management, targeting or other actions provide significant value added service to the customer.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 35

Barter advertising transactions are recognized at estimated fair value based on the negotiated contract price and the range of prices for similar advertising from customers unrelated to the barter transaction. The Company expenses barter costs as incurred, which is independent from the timing of revenue recognition

Circulation

Print circulation revenue is generated primarily by selling home delivery subscriptions, including premium publications, and from single copy sales to non-subscribers. Home delivery revenue is recognized over the subscription period based on the days of actual delivery over the total subscription days and single copy revenue is recognized at a point in time when the paper is purchased. Revenue is directly reduced for any non-payment for the grace period of home delivery subscriptions where the Company recorded revenue for newspapers delivered after a subscription expired.

Digital circulation revenue is generated by digital-only subscriptions and is recognized over the subscription period based on daily or monthly access to the content in the subscription period.

Payment of circulation fees is typically received in advance and deferred over the subscription period. There is little judgment required for valuation or timing of circulation revenue recognition.

Printing, Distribution and Other

Printing, distribution and other revenue is primarily generated from printing and distribution of other newspapers. Printing, distribution and other revenue is recognized at a point in time when the product or service is delivered, which requires little judgment to determine. The Company typically extends credit to printing and distribution customers.

Contract Liabilities

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the year ended December 31, 2023, the Company recognized $9,028 of revenue that was included in the contract liabilities balance as of December 31, 2022. The Company typically recognizes deferred revenue within 1 to 12 months.

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

Note 3: Financial Instruments and Accounts Receivable, Net

Short-Term Investments. In 2023, the Company invested $10,500 in CD’s with original maturities of more than 90 days but one year or less, included in short-term investments in the Consolidated Balance Sheet. These investments are classified as held-to-maturity and are valued at amortized cost, which approximates fair value. These investments are considered Level 2 investments. In 2023, the Company recorded $401 of interest income related to the CD’s, included in other income (loss), net in the Consolidated Statement of Operations.

Accounts Receivable, Net. Accounts receivable are reported net of the allowance for credit losses calculated based on customer category. For example, trade receivables for advertising customers are evaluated separately from trade receivables from single copy sales. For all trade receivables, the reserve percentage considers the Company’s historical loss experience and is applied to each customer category based on aging. In addition, each category has specific reserves for at risk accounts that vary based on the nature of the underlying trade receivables. The calculation of the allowance considers current economic, industry and customer-specific conditions such as high-risk accounts, bankruptcies and other aging specific reserves. The collectability of the Company’s trade receivables depends on a variety of factors, including trends in local, regional or national economic conditions that affect its customers’ ability to pay. Accounts are written-off after all collection efforts fail; generally, after one year has expired. Expense for such uncollectible amounts is included in other production, distribution and operating costs. Credit terms are customary.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 36

The table below sets forth changes in the allowance for credit losses for the year ended December 31, 2023.

Beginning balance	$490
Current period benefit	(65)
Write-offs charged against the allowance	(220)
Recoveries of amounts previously written-off	22
Other	(20)
Ending balance	$207

In 2023 and 2022, the Company recorded $(65) and $307 of bad debt expense (benefit) which is included in other production, distribution and operating costs in the Consolidated Statements of Operations. The reduction in required reserves was primarily due to a lower volume of accounts receivable and payments received for fully reserved balances in 2023. No one-time adjustments were recorded as a result of adopting the new guidance on credit losses.

Note 4: Leases

The Company has various operating leases primarily for office space and other distribution centers, some of which include escalating lease payments and options to extend or terminate the lease. The Company’s leases have remaining terms of less than 1 year to 10 years.

The Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. In 2022, the Company terminated the lease and sublease agreements for the office space of the Denton Publishing Company, resulting in a right-of-use asset impairment of $102. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of December 31, 2023, sublease income is expected to approximate $320 in 2024 and $30 in 2025.

As of December 31, 2023, the Company did not have any significant operating leases that have not yet commenced.

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	December 31, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets	$16,141	$14,811

Liabilities
Operating
Current	Other accrued expense	$1,809	$1,547
Noncurrent	Long-term operating lease liabilities	16,924	16,546
Total lease liabilities		$18,733	$18,093

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		8.7	10.1
Weighted average discount rate (%)		7.7	7.7

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 37

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases. In the second quarter of 2023, the Company recorded a non-recurring lease cost benefit of $556, reflected in other production, distribution and operating costs in the Consolidated Statement of Operations.

	Years Ended December 31,
	2023	2022
Lease Cost
Operating lease cost	$3,205	$4,088
Short-term lease cost	63	63
Variable lease cost	732	645
Sublease income	(811)	(1,155)
Total lease cost	$3,189	$3,641

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities	$3,979	$4,212
Right-of-use assets obtained in exchange for operating lease liabilities	3,094	424

The table below sets forth the remaining maturities of the Company’s lease liabilities as of December 31, 2023.

Years Ending December 31,	Operating Leases
2024	$3,182
2025	3,504
2026	2,732
2027	2,377
2028	2,348
Thereafter	11,994
Total lease payments	26,137
Less: imputed interest	7,404
Total lease liabilities	$18,733

Note 5: Income Taxes

The table below sets forth the Company’s income tax provision.

	Years Ended December 31,
	2023	2022
Current
Federal	$(66)	$—
State	519	583
Total current	453	583
Deferred
Federal	(1,324)	(1,985)
State	8	(28)
Total deferred	(1,316)	(2,013)
Valuation Allowance	1,327	1,988
Income Tax Provision	$464	$558

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 38

The table below reconciles the income tax benefit computed by applying the applicable United States federal income tax rate to the income tax provision computed at the effective income tax rate.

	Years Ended December 31,
	2023	2022
Computed expected income tax benefit	$(1,415)	$(1,939)
State income tax (net of federal benefit)	450	460
Valuation allowance	1,327	1,988
Nondeductible expenses	193	120
Uncertain tax position reserve	(66)	—
Deferred adjustment	(2)	94
Other	(23)	(165)
Income tax provision	$464	$558
Effective income tax rate	(7.0)%	(6.0)%

The income tax provision of $464 and $558 recorded in 2023 and 2022, respectively, was due to the effect of the Texas franchise tax. The 2023 income tax expense was reduced by the release of a $66 federal uncertain tax reserve, included in other liabilities, as a result of the statute of limitations lapsing in June 2023. In connection with the release of a federal uncertain tax reserve, the Company released a reserve for interest and penalties included in other liabilities and recognized $36 in other income (loss), net in the second quarter of 2023.

The Company made income tax payments, net of refunds, of $594 and $619 in 2023 and 2022, respectively.

In August 2022, the Inflation Reduction Act (the “Act”) was enacted and signed into law. The Act is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15 percent, an excise tax of 1 percent on corporate stock buy-backs, energy-related tax credits, and additional IRS funding. Certain provisions, including the corporate alternative minimum tax and excise tax on corporate stock buy-backs, became effective for tax years beginning after December 31, 2022. As of December 31, 2023, this legislation did not have a material impact on the Company’s consolidated financial statements.

The table below sets forth the significant components of the Company’s deferred tax assets and liabilities.

	December 31,
	2023	2022
Gross Deferred Tax Assets:
Defined benefit plans	$3,648	$4,088
Investments	160	114
Tax depreciation less than book depreciation	887	1,107
Expenses deductible for tax purposes in a year different from the year accrued	586	640
Lease liability	3,993	3,806
Deferred compensation and benefits	547	40
Book amortization in excess of tax amortization	876	935
State taxes	168	171
Net operating loss carryforward	11,468	10,063
Other	230	316
Total deferred tax assets	22,563	21,280
Valuation allowance	(18,468)	(17,380)
Total deferred tax assets, net of valuation allowance	4,095	3,900
Gross Deferred Tax Liabilities:
Right-of-use asset	(3,447)	(3,117)
Deferred Revenue	(20)	—
Other	(357)	(501)
Total deferred tax liabilities	(3,824)	(3,618)

Net Deferred Tax Assets	$271	$282

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 39

The presentation of net deferred tax assets and liabilities for each jurisdiction are presented as noncurrent within the Company’s Consolidated Balance Sheets. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The Company recognizes a valuation allowance for deferred tax assets when it is more-likely-than-not that these assets will not be realized. In making this determination, all positive and negative evidence is considered, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income and taxable income in prior carryback years. In 2023, the valuation allowance increased $1,088, of which $(238) arose from deferred tax assets related to amounts recorded in accumulated other comprehensive loss that are fully reserved by a valuation allowance. At December 31, 2023, the Company had a federal net operating loss carryforward of $54,209, of which $17,528 expires in 2037 and $36,681 does not have an expiration. The annual utilization of the federal net operating loss, which does not have an expiration, is limited to 80 percent of taxable income in tax years beginning after January 1, 2021. The Company has a state net operating loss of $2,166, which begins to expire in 2034.

Uncertain tax positions are evaluated and a liability is recognized for the tax benefit associated with uncertain positions only if it is more-likely-than-not that the positions will not be sustained upon examination by taxing authorities, based on the technical merits of the positions. The Company assesses its filing positions in all significant jurisdictions where it is required to file income tax returns for all open tax years. The Company’s federal income tax return for December 31, 2014 and for tax years subsequent to December 31, 2016 remain subject to examination, and income tax returns in major state income tax jurisdictions where the Company operated remain subject to examination. The statute of limitations associated with the December 31, 2014 federal return was extended in 2020 due to the net operating loss carryback pursuant to the CARES Act. In the second quarter of 2023, the Company released all remaining reserve for the tax benefit related to uncertain tax positions and as of December 31, 2023, there is no remaining balance.

The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit.

	2023	2022
Balance at January 1	$66	$66
Decrease related to statute of limitations expiring	(66)	—
Balance at December 31	$—	$66

In 2023, the Company recorded a tax benefit of $66 and $36 of interest income, included in other income (loss), net in the Consolidated Statement of Operations, due to the release of the remaining federal uncertain tax reserve and related interest resulting from the statute of limitations lapsing in June 2023. In 2022, the Company recorded interest expense of $4 and penalty expense of $5. Accrued interest and penalty at December 31, 2022 was $36, included in other liabilities in the Consolidated Balance Sheet.

Note 6: Pension and Other Retirement Plans

Defined Benefit Plans.   The Company sponsors the DallasNews Pension Plans (the “Pension Plans”), which provide benefits to approximately 1,340 current and former employees of the Company. DallasNews Pension Plan I provides benefits to certain current and former employees primarily employed with The Dallas Morning News or the DallasNews corporate offices. DallasNews Pension Plan II provides benefits to certain former employees of The Providence Journal Company. This obligation was retained by the Company upon the sale of the newspaper operations of The Providence Journal. No additional benefits are accruing under the DallasNews Pension Plans, as future benefits were frozen.

The Company is the sole sponsor of the Pension Plans and is required to meet certain pension funding requirements as established under the Employment Retirement Income Security Act (“ERISA”). Instability in global and domestic capital markets may result in low returns on the assets contributed to the Pension Plans. Additionally, low yields on corporate bonds may decrease the discount rate, resulting in a higher funding obligation. Although legislation was enacted into law in 2012, which provided limited funding relief, market conditions could materially increase the funding requirements associated with the Pension Plans, with an adverse effect on the Company’s liquidity and financial condition. The Company was not required to make contributions to the DallasNews Pension Plans in 2023 and 2022 under ERISA. In August 2022, the Company made a board approved voluntary contribution of $5,000 to the Pension Plans, reflected in long-term pension liabilities in the Consolidated Balance Sheets. The Company will continue to evaluate the feasibility of de-risking strategies based on the economic benefits to the Company.

Actuarial gains (losses) of $1,199 and $(9,818) were recorded to other comprehensive income (loss) in 2023 and 2022, respectively, related to the Pension Plans; see Note 7 – Shareholders’ Equity for information on amounts recorded to accumulated other comprehensive loss.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 40

The table below sets forth summarized financial information about the DallasNews Pension Plans.

	2023	2022
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$169,544	$219,364
Interest cost	7,972	5,311
Actuarial loss (gain)	2,212	(42,425)
Benefit payments	(12,648)	(12,706)
Projected benefit obligation at end of year	167,080	169,544
Change in Plan Assets
Fair value of plan assets at beginning of year	150,089	205,089
Return on plan assets	12,286	(47,294)
Employer contributions	—	5,000
Benefit payments	(12,648)	(12,706)
Fair value of plan assets at end of year	149,727	150,089
Funded Status	$(17,353)	$(19,455)
Amounts Recorded on the Balance Sheet
Long-term pension liabilities	$17,353	$19,455
Accumulated Benefit Obligation	$167,080	$169,544

Net Periodic Pension Expense (Benefit)

The projected benefit obligations of the DallasNews Pension Plans are estimated using the FTSE Pension Discount Curve, which is based upon a portfolio of high-quality corporate debt securities with maturities that correlate to the expected timing of estimated benefit payments to the Pension Plans’ participants. Future estimated benefit payments are discounted to their present value at the appropriate yield curve spot rate to determine the projected benefit obligation outstanding at each year end. The single equivalent discount rate as of December 31, 2023, was 4.7 percent and 4.9 percent for December 31, 2022. The actuarial net losses in 2023 and significant gains in 2022 related to changes in the projected benefit obligation were primarily due to the movement in the discount rate.

Interest expense included in net periodic pension benefit is based on the FTSE Pension Discount Curve established at the beginning of the fiscal year. The discount rate for fiscal year 2023 and 2022 interest cost was 4.9 percent and 2.5 percent, respectively.

The Company assumed a 4.9 percent and 2.5 percent long-term return on the Pension Plans’ assets in 2023 and 2022, respectively. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the DallasNews Pension Plans. Investment strategies for the Pension Plans’ assets are based upon factors such as the effective duration of the actuarial liabilities and market risks.

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

	Years Ended December 31,
	2023	2022
Interest cost	$7,972	$5,311
Expected return on plans' assets	(8,875)	(4,949)
Amortization of actuarial loss	—	526
Net periodic pension expense (benefit)	$(903)	$888

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 41

Plan Assets

The Company is responsible for directing the investment strategies of the DallasNews Pension Plans’ assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risks. In 2023, the Company reassessed its investment strategy and set the long-term targeted allocation of the Pension Plans’ assets to 40 percent in a growth portfolio and 60 percent in a liability hedging portfolio. In 2022, the long-term targeted allocation of the Pension Plans’ assets invested in equity and fixed income securities was approximately 5 percent and 95 percent, respectively. These targets are determined based on the effective duration of the actuarial liabilities, the expected long-term rate of return on assets, and expected market risks. Investment risk is continuously monitored and Pension Plans’ assets are rebalanced to target allocations to meet the Company’s strategy and the Pension Plans’ liquidity needs. At December 31, 2023, the Pension Plans’ assets in a growth portfolio and a liability hedging portfolio accounted for 39 percent and 61 percent of the total non-cash holdings, respectively.

The table below sets forth the DallasNews Pension Plans’ assets at fair value as of December 31, 2023 and 2022, with inputs used to develop fair value measurements.

	Fair Value Measurements Using
	Total		Quoted Price in Active Markets for Identical Assets (Level I)		Significant Other Observable Inputs (Level II)		Significant Unobservable Inputs (Level III)
Description	2023	2022	2023	2022	2023	2022	2023	2022
Cash and Money Market Funds	$3,184	$1,608	$3,184	$1,608	$—	$—	$—	$—
Equity Funds
U.S. equity securities	—	3,666	—	—	—	3,666	—	—
International equity securities	—	2,856	—	—	—	2,856	—	—
Global equity	48,715	—	—	—	48,715	—	—	—
Fixed Income Funds
Domestic corporate and government debt securities	89,556	72,194	—	—	89,556	72,194	—	—
Domestic corporate debt securities	—	69,243	—	—	—	69,243	—	—
International corporate and government debt securities	—	522	—	—	—	522	—	—
Global corporate and government debt securities	5,614	—	—	—	5,614	—	—	—
Other	2,658	—	—	—	2,658	—	—	—
Total	$149,727	$150,089	$3,184	$1,608	$146,543	$148,481	$—	$—

Inputs and valuation techniques used to measure the fair value of Pension Plans’ assets vary according to the type of asset being valued. Cash and money market funds are designated as Level I. Remaining investments are in commingled funds and fair values are determined by the fund manager primarily based upon closing market quotes of the assets. Equity securities held through units in these funds are monitored as to issuer and industry. As of December 31, 2023, there were no significant concentrations of equity or debt securities in any single issuer or industry.

Other

The table below sets forth the Company’s expected future pension benefit payments as of December 31, 2023.

Payment year	Expected Benefit Payments
2024	$14,095
2025	14,017
2026	13,819
2027	13,629
2028	13,362
2029 - 2033	61,578

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 42

The Company currently does not expect to make contributions to the DallasNews Pension Plans in 2024 and no contributions are required to these plans in 2024 under ERISA; however, certain events or circumstances that in most instances are beyond the Company’s control could result in future mandatory contributions.

Other defined benefit plans.   DallasNews also sponsors unfunded other post-employment benefit (the “OPEB”) plans, which provide health and life insurance benefits for certain retired employees. These plans were frozen subsequent to the separation from the Company’s former parent company; therefore, no future benefits accrue and on-going service costs are not a component of net periodic benefit cost. The Company recorded a liability of $996 and $982 related to the OPEB plans as of December 31, 2023 and 2022, respectively. A net periodic benefit cost of $4 and $22 in 2023 and 2022, respectively, was recorded to other income (loss), net. The net periodic benefit cost primarily represents amortization of actuarial gains (losses) and prior service costs, offset by interest expense associated with the actuarial liability. Actuarial gains (losses) of $(26) and $322 were recorded to other comprehensive income (loss) in 2023 and 2022, respectively; see Note 7 – Shareholders’ Equity.

Defined Contribution Plans.   The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. The Company recorded expense of $716 and $739 in 2023 and 2022, respectively, for matching contributions to the Savings Plan.

Note 7: Shareholders’ Equity

Dividends.   Quarterly dividends returned $3,426 and $11,454 to shareholders in 2023 and 2022, respectively. In August 2022, the Company’s board of directors declared a special, one-time $1.50 per share dividend, returning $8,029 to shareholders.

On December 7, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on February 9, 2024, paid on March 1, 2024.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,737,852 and 614,638, respectively, net of treasury shares at December 31, 2023. At December 31, 2022, the Company had Series A and Series B common stock outstanding of 4,737,772 and 614,718, respectively, net of treasury shares.

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

	Years Ended December 31,
	2023			2022
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(41,380)	$(41,777)	$397	$(32,406)	$(32,485)	$79
Amortization	(40)	—	(40)	522	526	(4)
Actuarial gains (losses)	1,173	1,199	(26)	(9,496)	(9,818)	322
Balance, end of period	$(40,247)	$(40,578)	$331	$(41,380)	$(41,777)	$397

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 43

Note 8: Earnings Per Share

The table below sets forth the net loss available to common shareholders and weighted average shares used for calculating basic earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Years Ended December 31,
	2023	2022
Earnings (Numerator)
Net loss available to common shareholders	$(7,112)	$(9,786)

Shares (Denominator)
Weighted average common shares outstanding (basic)	5,352,490	5,352,490

Loss Per Share
Basic	$(1.33)	$(1.83)

There were no options or RSUs outstanding as of December 31, 2023 and 2022, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

Note 9: Commitments and Contingencies

As of December 31, 2023, the Company had contractual obligations, in aggregate, of $14,143 for the next five years and $11,994 thereafter, for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 4 – Leases for future lease payments by year.

In December 2016, the Dallas Morning News, Inc., a wholly-owned subsidiary of the Company, entered into a 16-year lease agreement for office space for the Company’s new corporate headquarters. The Company recognizes rent expense on a straight-line basis. Per the amended lease agreement, rent payments began in November 2018.

The Company funds the DallasNews Pension Plans to meet or exceed statutory requirements. The Company currently does not expect to make contributions to the DallasNews Pension Plans in 2024 and no contributions are required to these plans in 2024 under the applicable tax and labor laws governing pension plan funding; see Note 6 - Pension and Other Retirement Plans.

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

Note 10: Disposal of Assets

In May 2019, the Company finalized a Purchase and Sale Agreement with Charter DMN Holdings, LP (the “Purchaser”) for the sale of the real estate assets in downtown Dallas, Texas, previously used as the Company’s headquarters for a sale price of $28,000 and a pretax gain of $25,908. The sale price consisted of $4,597 cash received, after selling costs of approximately $1,000, and a two year seller-financed promissory note of $22,400 (the “Promissory Note”). In July 2022, the Company received cash proceeds of $22,516 from the Purchaser, paying the Promissory Note in full including interest. In 2022, the Company recorded $616 of interest income related to the Promissory Note, included in other income (loss), net in the Consolidated Statement of Operations.

DallasNews Corporation 2023 Annual Report on Form 10-K	PAGE 44