Form 10-Q
period 2024-03-31
DallasNews Corp
filed 2024-05-15
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Shares of Common Stock outstanding at May 10, 2024: 5,352,490 shares (consisting of 4,737,852 shares of Series A Common Stock and 614,638 shares of Series B Common Stock).

DALLASNEWS CORPORATION

FORM 10-Q

DallasNews Corporation First Quarter 2024 on Form 10-Q

PART I

Item 1. Financial Information

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
In thousands, except share and per share amounts (unaudited)	2024	2023
Net Operating Revenue:
Advertising and marketing services	$11,646	$15,309
Circulation	16,300	16,011
Printing, distribution and other	3,156	3,882
Total net operating revenue	31,102	35,202
Operating Costs and Expense:
Employee compensation and benefits	16,117	17,373
Other production, distribution and operating costs	15,059	18,028
Newsprint, ink and other supplies	1,284	2,184
Depreciation	398	373
Total operating costs and expense	32,858	37,958
Operating loss	(1,756)	(2,756)
Other income, net	611	362
Loss Before Income Taxes	(1,145)	(2,394)
Income tax provision	218	232
Net Loss	$(1,363)	$(2,626)

Per Share Basis
Net loss
Basic	$(0.25)	$(0.49)
Number of common shares used in the per share calculation:
Basic	5,352,490	5,352,490

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2024 on Form 10-Q 3

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
In thousands (unaudited)	2024	2023
Net Loss	$(1,363)	$(2,626)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial (gains) losses	102	(10)
Total other comprehensive income (loss), net of tax	102	(10)
Total Comprehensive Loss	$(1,261)	$(2,636)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2024 on Form 10-Q 4

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
In thousands, except share amounts (unaudited)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,946	$11,697
Short-term investments	10,478	10,781
Accounts receivable (net of allowance of $218 and $207 at March 31, 2024 and December 31, 2023, respectively)	8,582	9,923
Inventories	1,621	1,930
Prepaids and other current assets	4,887	2,602
Total current assets	33,514	36,933
Property, plant and equipment, at cost	307,502	307,436
Less accumulated depreciation	(300,735)	(300,337)
Property, plant and equipment, net	6,767	7,099
Operating lease right-of-use assets	15,652	16,141
Deferred income taxes, net	260	271
Other assets	1,785	1,790
Total assets	$57,978	$62,234
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,660	$3,963
Accrued compensation and benefits	4,465	3,901
Other accrued expense	3,413	6,548
Contract liabilities	10,593	9,511
Total current liabilities	22,131	23,923
Long-term pension liabilities	16,766	17,353
Long-term operating lease liabilities	16,356	16,924
Other post-employment benefits	991	996
Other liabilities	37	80
Total liabilities	56,281	59,276
Contingent liabilities (see Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares
Series A: issued 5,216,317 at March 31, 2024 and December 31, 2023	52	52
Series B: issued 614,638 at March 31, 2024 and December 31, 2023	6	6
Treasury stock, Series A, at cost; 478,465 shares held at March 31, 2024 and December 31, 2023	(13,443)	(13,443)
Additional paid-in capital	494,563	494,563
Accumulated other comprehensive loss	(40,145)	(40,247)
Accumulated deficit	(439,336)	(437,973)
Total shareholders’ equity	1,697	2,958
Total liabilities and shareholders’ equity	$57,978	$62,234

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2024 on Form 10-Q 5

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31, 2024 and 2023
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2022	5,216,237	614,718	$58	$494,563	(478,465)	$(13,443)	$(41,380)	$(427,435)	$12,363
Net loss	—	—	—	—	—	—	—	(2,626)	(2,626)
Other comprehensive loss	—	—	—	—	—	—	(10)	—	(10)
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	(856)	(856)
Balance at March 31, 2023	5,216,237	614,718	$58	$494,563	(478,465)	$(13,443)	$(41,390)	$(430,917)	$8,871
Balance at December 31, 2023	5,216,317	614,638	$58	$494,563	(478,465)	$(13,443)	$(40,247)	$(437,973)	$2,958
Net loss	—	—	—	—	—	—	—	(1,363)	(1,363)
Other comprehensive income	—	—	—	—	—	—	102	—	102
Balance at March 31, 2024	5,216,317	614,638	$58	$494,563	(478,465)	$(13,443)	$(40,145)	$(439,336)	$1,697

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2024 on Form 10-Q 6

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands (unaudited)	2024	2023
Operating Activities
Net loss	$(1,363)	$(2,626)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	398	373
Net periodic pension and other post-employment benefit	(474)	(225)
Bad debt expense	74	8
Deferred income taxes	11	(11)
Gain on short-term investments	(111)	—
Provision, interest and penalties for uncertain tax positions	—	2
Changes in working capital and other operating assets and liabilities:
Accounts receivable	1,267	2,411
Inventories, prepaids and other current assets	(1,976)	(1,636)
Other assets	5	4
Accounts payable	(303)	(723)
Compensation and benefit obligations	564	398
Other accrued expenses	(2,366)	(363)
Contract liabilities	1,082	1,428
Other post-employment benefits	(16)	(15)
Net cash used for operating activities	(3,208)	(975)
Investing Activities
Purchases of assets	(101)	(236)
Purchases of short-term investments	(9,909)	(10,500)
Maturities of short-term investments	10,323	—
Net cash provided by (used for) investing activities	313	(10,736)
Financing Activities
Dividends paid	(856)	(856)
Net cash used for financing activities	(856)	(856)
Net decrease in cash and cash equivalents	(3,751)	(12,567)
Cash and cash equivalents, beginning of period	11,697	27,825
Cash and cash equivalents, end of period	$7,946	$15,258

Supplemental Disclosures
Income tax paid, net	$5	$2
Noncash investing and financing activities:
Dividends payable	—	856

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2024 on Form 10-Q 7

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

As of March 31, 2024, the Company had 531 employees, a headcount decrease of 121 or 18.6 percent when compared to March 31, 2023, primarily resulting from the 2023 Voluntary Severance Program participants that left the Company in the first quarter. In the three months ended March 31, 2024, the Company paid $2,454 of related severance that was included in other accrued expense in the Consolidated Balance Sheet as of December 31, 2023.

Basis of Presentation.    The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in the Company’s opinion, are necessary to present fairly the consolidated financial information as of and for the periods indicated in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates its majority owned subsidiaries over which the Company exercises control. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

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

Areas where estimates are used include valuation allowances for credit losses, fair value measurements, pension plan assets, pension and other post-employment benefit obligation assumptions, income taxes, leases, self-insured liabilities, and assumptions related to long-lived assets impairment review. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07– Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires an entity to disclose, on an annual and interim basis, significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures in ASC 280. The guidance is effective retrospectively for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

DallasNews Corporation First Quarter 2024 on Form 10-Q 8

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

The table below sets forth revenue disaggregated by revenue source.

	Three Months Ended March 31,
	2024	2023
Advertising and Marketing Services
Print advertising	$5,639	$9,296
Digital advertising and marketing services	6,007	6,013
Total	$11,646	$15,309

Circulation
Print circulation	$11,756	$12,381
Digital circulation	4,544	3,630
Total	$16,300	$16,011

Printing, Distribution and Other	$3,156	$3,882

Total Revenue	$31,102	$35,202

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

Print advertising is primarily comprised of display and classified advertising revenue. Display revenue results from sales of advertising space within the Company’s core newspaper to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries and other, results from sales of advertising space in the classified and other sections of the Company’s newspaper. At the end of August 2023, the Company ended its program to distribute preprinted advertisements through the mail or through third-party distributors to households in targeted areas, and discontinued print-only editions of the Company’s niche publications.

DallasNews Corporation First Quarter 2024 on Form 10-Q 9

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

Printing, Distribution and Other

Printing, distribution and other revenue is primarily generated from printing and distribution of other newspapers, as well as mailed advertisements for business customers. Printing, distribution and other revenue is recognized at a point in time when the product or service is delivered, which requires little judgment to determine. The Company typically extends credit to printing and distribution customers.

Contract Liabilities

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three months ended March 31, 2024, the Company recognized $6,144 of revenue that was included in the contract liabilities balance as of December 31, 2023. The Company typically recognizes deferred revenue within 1 to 12 months.

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

DallasNews Corporation First Quarter 2024 on Form 10-Q 10

Note 3: Financial Instruments and Accounts Receivable, Net

Short-Term Investments. All of the Company’s short-term investments consist of Certificates of Deposit (“CD’s”) with original maturities of more than 90 days but one year or less. All short-term investments are classified as held-to-maturity, valued at amortized cost, which approximates fair value, and are considered Level 2 investments. As of March 31, 2024, the Company had $10,478 of short-term investments. In the three months ended March 31, 2024 and 2023, the Company recorded $111 and $0, respectively, of interest income from the Company’s investment in CD’s, included in other income, net in the Consolidated Statements of Operations.

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

The table below sets forth changes in the allowance for credit losses.

	Three Months Ended March 31,
	2024	2023
Beginning balance	$207	$490
Current period provision	74	8
Write-offs and reclassifications	(93)	(105)
Recoveries of amounts previously written-off	30	3
Ending balance	$218	$396

For the three months ended March 31, 2024 and 2023, the Company recorded $74 and $8, respectively, of bad debt expense, included in other production, distribution and operating costs in the Consolidated Statements of Operations. The reduction in required reserves was primarily due to lower accounts receivable in the three months ended March 31, 2024, compared to the corresponding prior year period.

Note 4: Leases

Lease Accounting

The Company has various operating leases primarily for office space and other distribution centers, some of which include escalating lease payments and options to extend or terminate the lease. The Company’s leases have remaining terms of less than 1 year to 10 years. The Company determines if a contract is a lease at the inception of the arrangement.

Operating lease right-of-use assets and liabilities are recognized at commencement date of lease agreements greater than one year based on the present value of lease payments over the lease term. In determining the present value of lease payments, the implicit rate was not readily determinable in the Company’s lease agreements. Therefore, the Company used an estimated secured incremental borrowing rate, based on the Company’s credit rating, adjusted for the weighted average term of each lease. Lease expense is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred. For leases with terms of 12 months or less, no asset or liability is recorded and lease expense is recognized on a straight-line basis over the lease term. The exercise of lease renewal options are at the Company’s sole discretion and options are recognized when it is reasonably certain the Company will exercise the option. The recognized right-of-use assets and lease liabilities as calculated do not assume renewal options. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants. Additionally, the Company does not separately identify lease and nonlease components, such as maintenance costs. As of March 31, 2024, the Company did not have any significant operating leases that have not yet commenced.

The Company has various subleases with distributors, for distribution center space, with varying remaining lease terms of less than one year to two years and are cancellable with notice by either party. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of March 31, 2024, sublease income is expected to approximate $225 for the remainder of 2024 and $35 in 2025.

DallasNews Corporation First Quarter 2024 on Form 10-Q 11

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	March 31, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets	$15,652	$16,141

Liabilities
Operating
Current	Other accrued expense	$1,875	$1,809
Noncurrent	Long-term operating lease liabilities	16,356	16,924
Total lease liabilities		$18,231	$18,733

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		8.5	8.7
Weighted average discount rate (%)		7.7	7.7

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Three Months Ended March 31,
	2024	2023
Lease Cost
Operating lease cost	$847	$985
Short-term lease cost	10	6
Variable lease cost	143	189
Sublease income	(83)	(257)
Total lease cost	$917	$923

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities	$850	$1,019
Right-of-use assets obtained in exchange for operating lease liabilities	—	810

The table below sets forth the remaining maturities of the Company’s lease liabilities as of March 31, 2024.

Years Ending December 31,	Operating Leases
2024	$2,323
2025	3,504
2026	2,732
2027	2,377
2028	2,348
Thereafter	11,994
Total lease payments	25,278
Less: imputed interest	7,047
Total lease liabilities	$18,231

DallasNews Corporation First Quarter 2024 on Form 10-Q 12

Note 5: Income Taxes

The Company calculated the income tax provision for the 2024 and 2023 interim periods using an estimated annual effective tax rate based on its expected annual loss before income taxes, adjusted for permanent differences, which it applied to the year-to-date loss before income taxes and specific events that are discretely recognized as they occur.

The Company recognized an income tax provision of $218 and $232 for the three months ended March 31, 2024 and 2023, respectively, due to the effect of the Texas franchise tax. Effective income tax rates were (19.0) percent and (9.7) percent for the three months ended March 31, 2024 and 2023, respectively.

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

No contributions are required to the DallasNews Pension Plans in 2024 under the applicable tax and labor laws governing pension plan funding; however, certain events or circumstances that in most instances are beyond the Company’s control could result in future mandatory contributions. The Company continues to evaluate the feasibility of de-risking strategies based on the economic benefits to the Company.

Net Periodic Pension Benefit

The Company’s estimates of net periodic pension expense or benefit are based on the expected return on plan assets, interest on the projected benefit obligations and the amortization of actuarial gains and losses that are deferred in accumulated other comprehensive loss. Participation in and accrual of new benefits to participants has been frozen since 2007 and, accordingly, on-going service costs are not a component of net periodic pension benefit. For 2023, there were no unrecognized gains (losses) to amortize due to the total unrecognized gain (loss) falling below the amortization threshold.

The table below sets forth components of net periodic pension benefit, which is included in other income, net in the Consolidated Statements of Operations.

	Three Months Ended March 31,
	2024	2023
Interest cost	$1,882	$1,993
Expected return on plans' assets	(2,468)	(2,219)
Amortization of actuarial loss	109	—
Net periodic pension benefit	$(477)	$(226)

Defined Contribution Plans. The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. Aggregate expense for matching contributions to the Savings Plan was $169 and $201 for the three months ended March 31, 2024 and 2023, respectively.

DallasNews Corporation First Quarter 2024 on Form 10-Q 13

Note 7: Shareholders’ Equity

Dividends.   On December 7, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on February 9, 2024, paid on March 1, 2024.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,737,852 and 614,638, respectively, net of treasury shares at March 31, 2024 and December 31, 2023.

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

	Three Months Ended March 31,
	2024			2023
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(40,247)	$(40,578)	$331	$(41,380)	$(41,777)	$397
Amortization	102	109	(7)	(10)	—	(10)
Balance, end of period	$(40,145)	$(40,469)	$324	$(41,390)	$(41,777)	$387

Note 8: Earnings Per Share

The table below sets forth the net loss available to common shareholders and weighted average shares used for calculating basic earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended March 31,
	2024	2023
Earnings (Numerator)
Net loss available to common shareholders	$(1,363)	$(2,626)

Shares (Denominator)
Weighted average common shares outstanding (basic)	5,352,490	5,352,490

Loss Per Share
Basic	$(0.25)	$(0.49)

There were no options or RSUs outstanding as of March 31, 2024 and 2023, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

DallasNews Corporation First Quarter 2024 on Form 10-Q 14

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

In May 2024, the Company terminated its short-term investments of $9,909 in CD’s without penalty, increasing available cash and cash equivalents, which will be reflected in the Consolidated Balance Sheet as of June 30, 2024.

On May 14, 2024, the Company announced it will streamline its printing operations, currently located in Plano, Texas, into a smaller, leased facility, and expects to make capital investments of approximately $8,000 in a more efficient press and related equipment. The Company has entered into a letter of intent for a five-year lease for a 67,600 square-foot facility located in Carrollton, Texas. This transition will allow the Company to keep its operations in North Texas and continue to produce a seven-day print edition for the foreseeable future. The new facility is expected to be operational in early 2025, and until then, all operations will remain in the current facility. Once the transition is completed, the Company expects to benefit from annual expense savings of approximately $5,000.

DallasNews Corporation First Quarter 2024 on Form 10-Q 15

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

In the first quarter of 2023, the Company invested $10,500 in Certificates of Deposit (“CD’s”). In the first quarter of 2024, $10,000 matured and the Company reinvested $9,909 in CD’s with original maturities of more than 90 days but one year or less; see Note 3 – Financial Instruments and Accounts Receivable, Net for additional information.

DallasNews Corporation First Quarter 2024 on Form 10-Q 16

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for the three months ended March 31, 2024 and 2023. Based on how the Company’s chief operating decision-maker makes decisions about allocating resources and assessing performance, the Company determined it has one reportable segment.

The table below sets forth the components of the Company’s operating loss.

	Three Months Ended March 31,
	2024	Percentage Change	2023
Advertising and marketing services	$11,646	(23.9)%	$15,309
Circulation	16,300	1.8%	16,011
Printing, distribution and other	3,156	(18.7)%	3,882
Total Net Operating Revenue	31,102	(11.6)%	35,202

Total Operating Costs and Expense	32,858	(13.4)%	37,958

Operating Loss	$(1,756)	36.3%	$(2,756)

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

The Company’s advertising revenue from its core newspaper continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which resulted in declines in advertising and paid print circulation volumes and revenue. Decreases in print advertising categories are indicative of continuing trends by advertisers towards digital platforms, which are widely available from many sources. In the current environment, companies are allocating more of their advertising spending towards programmatic channels that provide digital advertising on multiple platforms with enhanced technology for targeted delivery and measurement. In addition, preprint advertising continues to experience a secular decline across the industry and may eventually become obsolete. In the third quarter of 2023, the Company made the strategic decision to exit its shared mail program to deliver weekly preprints and inserts, as discussed below.

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

DallasNews Corporation First Quarter 2024 on Form 10-Q 17

Advertising and marketing services revenue

Advertising and marketing services revenue was 37.4 percent and 43.5 percent of total revenue for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	Percentage Change	2023
Print advertising	$5,639	(39.3)%	$9,296
Digital advertising and marketing services	6,007	(0.1)%	6,013
Advertising and Marketing Services	$11,646	(23.9)%	$15,309

Print advertising

Print advertising is primarily comprised of display and classified advertising revenue, which primarily represents sales of advertising space within the Company’s core newspaper. Print advertising revenue decreased $3,657 in the three months ended March 31, 2024, primarily due to the Company ending its program to distribute preprinted advertisements through the mail or through third-party distributors to households in targeted areas, at the end of August 2023. Display and classified advertising revenue was flat compared to the prior year period.

Digital advertising and marketing services

Digital advertising and marketing services revenue consists of strategic marketing services, consulting, branding, paid media strategy and management, creative services, search optimization, direct mail, the sale of promotional materials, and subscriptions to the Company’s multi-channel marketing solutions cloud-based software and services. In addition, it includes digital sales of banner, classified and native advertisements on the Company’s news websites, social media platforms and mobile apps, as well as targeted and multi-channel (programmatic) advertising placed on third-party platforms. Revenue was flat in the three months ended March 31, 2024, primarily due to an increase in employment advertising on dallasnews.com, offset by a decline in marketing services revenue resulting from certain contracts ending and new contracts slower to start than expected.

Circulation revenue

Circulation revenue was 52.4 percent and 45.5 percent of total revenue for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	Percentage Change	2023
Print circulation	$11,756	(5.0)%	$12,381
Digital circulation	4,544	25.2%	3,630
Circulation	$16,300	1.8%	$16,011

Print circulation

Revenue decreased $625 or 5.0 percent in the three months ended March 31, 2024, primarily driven by a decline in print subscribers of 8,896 or 11.7 percent when compared to March 31, 2023, partially offset by rates increasing approximately 7.1 percent.

Digital circulation

Revenue increased $914 or 25.2 percent in the three months ended March 31, 2024. Digital-only subscriptions decreased 6,616 or 9.6 percent when compared to March 31, 2023, primarily due to a change in strategy from volume to pricing. The Company reduced its introductory offer in the third quarter of 2023 from three months to one month. This change is improving the revenue trajectory from digital subscriptions but negatively impacts volume in the short term.

DallasNews Corporation First Quarter 2024 on Form 10-Q 18

Printing, distribution and other revenue

Printing, distribution and other revenue was 10.2 percent and 11.0 percent of total revenue for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	Percentage Change	2023
Printing, Distribution and Other	$3,156	(18.7)%	$3,882

Revenue decreased in the three months ended March 31, 2024, primarily due to declines in revenue from commercial printing and distribution, and mailed advertisements for business customers.

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense.

	Three Months Ended March 31,
	2024	Percentage Change	2023
Employee compensation and benefits	$16,117	(7.2)%	$17,373
Other production, distribution and operating costs	15,059	(16.5)%	18,028
Newsprint, ink and other supplies	1,284	(41.2)%	2,184
Depreciation	398	6.7%	373
Total Operating Costs and Expense	$32,858	(13.4)%	$37,958

Employee compensation and benefits – The Company continues to implement measures to optimize its workforce and evaluate strategies to reduce risk associated with future obligations for employee benefit plans. Employee compensation and benefits decreased $1,256 in the three months ended March 31, 2024, primarily due to a headcount decrease of 121 or 18.6 percent when compared to March 31, 2023, resulting from the 2023 Voluntary Severance Program participants and additional first quarter headcount reductions.

Other production, distribution and operating costs – Expense decreased $2,969 in the three months ended March 31, 2024, primarily due to reduced distribution expense associated with lower circulation, including discontinuing print-only editions of the Company’s niche publications and ending its program to distribute preprinted advertisements.

Newsprint, ink and other supplies – Expense decreased $900 in the three months ended March 31, 2024, due to reduced newsprint pricing and lower circulation. Newsprint consumption for the three months ended March 31, 2024 and 2023, approximated 1,190 and 1,774 metric tons, respectively, at an average cost per metric ton of $674 and $824, respectively.

Depreciation – Expense increased slightly in the three months ended March 31, 2024, primarily due to production related assets that were put in-service, causing a higher depreciable asset base.

DallasNews Corporation First Quarter 2024 on Form 10-Q 19

Other

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended March 31,
	2024	Percentage Change	2023
Other income, net	$611	68.8%	$362

Income tax provision	$218	(6.0)%	$232

Other income, net – Other income, net includes net periodic pension and other post-employment benefit, and interest income.

Net periodic pension and other post-employment benefit was $474 and $225 for the three months ended March 31, 2024 and 2023, respectively.

In the three months ended March 31, 2024 and 2023, the Company recorded $111 and $0, respectively, of interest income from the Company’s investment in CD’s.

Income tax provision – The Company recognized an income tax provision of $218 and $232 for the three months ended March 31, 2024 and 2023, respectively, due to the effect of the Texas franchise tax. Effective income tax rates were (19.0) percent and (9.7) percent for the three months ended March 31, 2024 and 2023, respectively.

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

DallasNews Corporation First Quarter 2024 on Form 10-Q 20

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of March 31, 2024 and December 31, 2023, were $7,946 and $11,697, respectively. As of March 31, 2024, the Company had $10,478 of short-term investments in CD’s, as discussed below.

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

Operating Cash Flows

Net cash used for operating activities for the three months ended March 31, 2024 and 2023, was $3,208 and $975, respectively. Cash flows used for operating activities increased by $2,233 during the three months ended March 31, 2024, when compared to the prior year period, primarily due to severance payments to 2023 Voluntary Severance Program participants that left the Company in the first quarter.

Investing Cash Flows

Net cash provided by (used for) investing activities was $313 and $(10,736) for the three months ended March 31, 2024 and 2023, respectively. In the first quarter of 2023, the Company invested $10,500 in CD’s. In the first quarter of 2024, $10,000 matured and the Company reinvested $9,909 in CD’s with original maturities of one year or less. The Company received cash proceeds of $323 in the first quarter from the return on the Company’s investment in CD’s. Cash flows used for investing activities also included $101 and $236 of capital spending in 2024 and 2023, respectively.

Financing Cash Flows

Net cash used for financing activities was $856 for the three months ended March 31, 2024 and 2023, all attributable to dividend payments.

Financing Arrangements

None.

Contractual Obligations

The Company has contractual obligations for operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments. See Note 4 – Leases for future lease payments by year.

Under the applicable tax and labor laws governing pension plan funding, no contributions to the DallasNews Pension Plans are required in 2024.

On December 7, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on February 9, 2024, paid on March 1, 2024.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 6, 2024, with the Securities and Exchange Commission (“SEC”).

DallasNews Corporation First Quarter 2024 on Form 10-Q 21

Critical Accounting Policies and Estimates

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q concerning DallasNews Corporation’s planned transition of print operations, expected capital investments and expense savings related to the transition, the Company’s business outlook or future economic performance, revenues, expenses, cash balance, capital expenditures, investments, impairments, business initiatives, pension plan contributions and obligations, working capital, dividends, future financings, and other financial and non-financial items that are not historical facts are “forward-looking statements” as the term is defined under applicable federal securities laws. Words such as “anticipate,” “assume,” “believe,” “can,” “could,” “estimate,” “forecast,” “intend,” “expect,” “may,” “project,” “plan,” “seek,” “should,” “target,” “will,” “would” and their opposites and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those set forth in forward-looking statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include changes in advertising demand and other economic conditions; volatility in the North Texas real estate market; consumers’ tastes; newsprint and distribution prices; program costs; the Company’s ability to successfully execute the Return to Growth Plan; the success of the Company’s digital strategy; labor relations; cybersecurity incidents; and technological obsolescence. Among other risks, there can be no guarantee that the board of directors will approve dividends in the future or that the Company’s financial projections are accurate, as well as other risks described in the Company’s Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the Securities and Exchange Commission. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2024, management concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation First Quarter 2024 on Form 10-Q 22

PART II

Item 1. Legal Proceedings

A number of legal proceedings are pending against DallasNews. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on DallasNews’ results of operations, liquidity or financial condition. See Note 9 – Contingencies for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The Company continues to have a board-authorized repurchase authority. However, the agreement to repurchase the Company’s stock expired and was not renewed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

DallasNews Corporation First Quarter 2024 on Form 10-Q 23

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

3.6 *		Certificate of Correction to Certificate of Amendment (Exhibit 3.2 to the June 30, 2021 Form 8-K)
3.7 *		Amended and Restated Bylaws of DallasNews Corporation (Exhibit 3.3 to the June 30, 2021 Form 8-K)
10.1		Compensatory plans and arrangements:
~ (1) *

Amended and Restated DallasNews Corporation Incentive Compensation Plan, dated February 29, 2024 (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2024 (Securities and Exchange Commission File No. 001-33741) (the “March 1, 2024 Form 8-K”))

	~ (2) *	Discretionary Cash Bonus Policy, adopted February 29, 2024 (Exhibit 10.1 to the March 1, 2024 Form 8-K)
	~ (3)	Form of Incentive Compensation Plan and Cash Bonus Policy Letter
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 ***		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH **		Inline XBRL Taxonomy Extension Schema Document
101.CAL**		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 **		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

DallasNews Corporation First Quarter 2024 on Form 10-Q 24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLASNEWS CORPORATION

By:	/s/	Catherine G. Collins
Catherine G. Collins
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 15, 2024

DallasNews Corporation First Quarter 2024 on Form 10-Q 25

EXHIBIT INDEX

Exhibit Number	Description
10.1(3)	Form of Incentive Compensation Plan and Cash Bonus Policy Letter
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 ***	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH **	Inline XBRL Taxonomy Extension Schema Document
101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed. Exhibits marked with three asterisks (***) are furnished with this report. All other documents are filed with this report.

DallasNews Corporation First Quarter 2024 on Form 10-Q 26