Form 10-Q
period 2024-06-30
DallasNews Corp
filed 2024-07-30
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

Shares of Common Stock outstanding at July 25, 2024: 5,352,490 shares (consisting of 4,738,102 shares of Series A Common Stock and 614,388 shares of Series B Common Stock).

DallasNews Corporation Second Quarter 2024 on Form 10-Q

DALLASNEWS CORPORATION

FORM 10-Q

DallasNews Corporation Second Quarter 2024 on Form 10-Q

PART I

Item 1. Financial Information

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except share and per share amounts (unaudited)	2024	2023	2024	2023
Net Operating Revenue:
Advertising and marketing services	$12,784	$16,223	$24,430	$31,532
Circulation	16,181	15,996	32,481	32,007
Printing, distribution and other	3,096	3,793	6,252	7,675
Total net operating revenue	32,061	36,012	63,163	71,214
Operating Costs and Expense:
Employee compensation and benefits	14,738	17,236	30,855	34,609
Other production, distribution and operating costs	15,046	17,293	30,105	35,321
Newsprint, ink and other supplies	1,302	2,346	2,586	4,530
Depreciation	407	357	805	730
Total operating costs and expense	31,493	37,232	64,351	75,190
Operating income (loss)	568	(1,220)	(1,188)	(3,976)
Other income, net	641	378	1,252	740
Income (Loss) Before Income Taxes	1,209	(842)	64	(3,236)
Income tax provision (benefit)	(241)	26	(23)	258
Net Income (Loss)	$1,450	$(868)	$87	$(3,494)

Per Share Basis
Net income (loss)
Basic	$0.27	$(0.16)	$0.02	$(0.65)
Diluted	$0.27	$(0.16)	$0.02	$(0.65)
Number of common shares used in the per share calculation:
Basic	5,352,490	5,352,490	5,352,490	5,352,490
Diluted	5,352,490	5,352,490	5,352,490	5,352,490

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 3

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (unaudited)	2024	2023	2024	2023
Net Income (Loss)	$1,450	$(868)	$87	$(3,494)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial (gains) losses	102	(10)	204	(20)
Total other comprehensive income (loss), net of tax	102	(10)	204	(20)
Total Comprehensive Income (Loss)	$1,552	$(878)	$291	$(3,514)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 4

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
In thousands, except share amounts (unaudited)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$16,601	$11,697
Short-term investments	500	10,781
Accounts receivable (net of allowance of $163 and $207 at June 30, 2024 and December 31, 2023, respectively)	9,120	9,923
Inventories	1,266	1,930
Prepaids and other current assets	3,796	2,602
Total current assets	31,283	36,933
Property, plant and equipment, at cost	310,422	307,436
Less accumulated depreciation	(301,142)	(300,337)
Property, plant and equipment, net	9,280	7,099
Operating lease right-of-use assets	18,690	16,141
Deferred income taxes, net	273	271
Other assets	1,779	1,790
Total assets	$61,305	$62,234
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,111	$3,963
Accrued compensation and benefits	3,686	3,901
Other accrued expense	3,240	6,548
Contract liabilities	9,969	9,511
Total current liabilities	22,006	23,923
Long-term pension liabilities	16,180	17,353
Long-term operating lease liabilities	18,848	16,924
Other post-employment benefits	986	996
Other liabilities	36	80
Total liabilities	58,056	59,276
Contingent liabilities (see Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares
Series A: issued 5,216,567 and 5,216,317 at June 30, 2024 and December 31, 2023, respectively	52	52
Series B: issued 614,388 and 614,638 at June 30, 2024 and December 31, 2023, respectively	6	6
Treasury stock, Series A, at cost; 478,465 shares held at June 30, 2024 and December 31, 2023	(13,443)	(13,443)
Additional paid-in capital	494,563	494,563
Accumulated other comprehensive loss	(40,043)	(40,247)
Accumulated deficit	(437,886)	(437,973)
Total shareholders’ equity	3,249	2,958
Total liabilities and shareholders’ equity	$61,305	$62,234

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 5

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30, 2024 and 2023
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2022	5,216,237	614,718	$58	$494,563	(478,465)	$(13,443)	$(41,380)	$(427,435)	$12,363
Net loss	—	—	—	—	—	—	—	(3,494)	(3,494)
Other comprehensive loss	—	—	—	—	—	—	(20)	—	(20)
Conversion of Series B to Series A	20	(20)	—	—	—	—	—	—	—
Dividends declared ($0.32 per share)	—	—	—	—	—	—	—	(1,713)	(1,713)
Balance at June 30, 2023	5,216,257	614,698	$58	$494,563	(478,465)	$(13,443)	$(41,400)	$(432,642)	$7,136
Balance at December 31, 2023	5,216,317	614,638	$58	$494,563	(478,465)	$(13,443)	$(40,247)	$(437,973)	$2,958
Net income	—	—	—	—	—	—	—	87	87
Other comprehensive income	—	—	—	—	—	—	204	—	204
Conversion of Series B to Series A	250	(250)	—	—	—	—	—	—	—
Balance at June 30, 2024	5,216,567	614,388	$58	$494,563	(478,465)	$(13,443)	$(40,043)	$(437,886)	$3,249

	Three Months Ended June 30, 2024 and 2023
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2023	5,216,237	614,718	$58	$494,563	(478,465)	$(13,443)	$(41,390)	$(430,917)	$8,871
Net loss	—	—	—	—	—	—	—	(868)	(868)
Other comprehensive loss	—	—	—	—	—	—	(10)	—	(10)
Conversion of Series B to Series A	20	(20)	—	—	—	—	—	—	—
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	(857)	(857)
Balance at June 30, 2023	5,216,257	614,698	$58	$494,563	(478,465)	$(13,443)	$(41,400)	$(432,642)	$7,136
Balance at March 31, 2024	5,216,317	614,638	$58	$494,563	(478,465)	$(13,443)	$(40,145)	$(439,336)	$1,697
Net income	—	—	—	—	—	—	—	1,450	1,450
Other comprehensive income	—	—	—	—	—	—	102	—	102
Conversion of Series B to Series A	250	(250)	—	—	—	—	—	—	—
Balance at June 30, 2024	5,216,567	614,388	$58	$494,563	(478,465)	$(13,443)	$(40,043)	$(437,886)	$3,249

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 6

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands (unaudited)	2024	2023
Operating Activities
Net income (loss)	$87	$(3,494)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	805	730
Net periodic pension and other post-employment benefit	(948)	(449)
Bad debt expense (benefit)	43	(64)
Deferred income taxes	(2)	(16)
Gain on short-term investments	(159)	(169)
Provision, interest and penalties for uncertain tax positions	—	(102)
Changes in working capital and other operating assets and liabilities:
Accounts receivable	760	2,353
Inventories, prepaids and other current assets	(530)	(844)
Other assets	11	10
Accounts payable	1,148	(911)
Compensation and benefit obligations	(215)	79
Other accrued expenses	(3,087)	(1,118)
Contract liabilities	458	1,190
Other post-employment benefits	(31)	(31)
Net cash used for operating activities	(1,660)	(2,836)
Investing Activities
Purchases of assets	(3,020)	(848)
Purchases of short-term investments	(9,909)	(10,500)
Maturities/disposals of short-term investments	20,349	—
Net cash provided by (used for) investing activities	7,420	(11,348)
Financing Activities
Dividends paid	(856)	(1,713)
Net cash used for financing activities	(856)	(1,713)
Net increase (decrease) in cash and cash equivalents	4,904	(15,897)
Cash and cash equivalents, beginning of period	11,697	27,825
Cash and cash equivalents, end of period	$16,601	$11,928

Supplemental Disclosures
Income tax paid, net	$552	$619
Noncash investing and financing activities:
Investments in property, plant and equipment payable	—	27
Dividends payable	—	857

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 7

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

The Company operates The Dallas Morning News (“TDMN”) (dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes. These operations generate revenue from sales of advertising within the Company’s newspaper and digital platforms, subscriptions and retail sales of its newspaper, commercial printing and distribution services primarily related to national newspapers.

In addition, the Company has a full-service agency, Medium Giant, with capabilities including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients.

As of June 30, 2024, the Company had 533 employees, a headcount decrease of 111 or 17.2 percent when compared to June 30, 2023, primarily resulting from the 2023 Voluntary Severance Program. In the three and six months ended June 30, 2024, the Company paid $153 and $2,607, respectively, of related severance that was included in other accrued expense in the Consolidated Balance Sheet as of December 31, 2023.

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

Segment Presentation.    In the second quarter of 2024, based on changes made in the reporting package used by the Company’s Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and assessing performance, the Company determined it has two reportable segments. The two reportable segments are TDMN and Agency. The Company also has a Corporate and Other category that includes expenses not directly attributable to a specific reportable segment. See Note 10 - Segment Reporting for additional information.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 8

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

The table below sets forth revenue disaggregated by reportable segment and revenue source. Prior period was recast as a result of the Company’s change in segment reporting; see Note 10 – Segment Reporting for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (Recast)	2024	2023 (Recast)
TDMN
Print advertising	$6,558	$10,294	$12,197	$19,590
Digital advertising	2,274	2,255	4,232	4,332
Agency
Marketing and media services	3,952	3,674	8,001	7,610
Advertising and Marketing Services	$12,784	$16,223	$24,430	$31,532

TDMN
Print circulation	$11,603	$12,144	$23,359	$24,525
Digital circulation	4,578	3,852	9,122	7,482
Circulation	$16,181	$15,996	$32,481	$32,007

TDMN	$3,096	$3,634	$6,252	$7,357
Agency	—	159	—	318
Printing, Distribution and Other	$3,096	$3,793	$6,252	$7,675

Total Revenue	$32,061	$36,012	$63,163	$71,214

DallasNews Corporation Second Quarter 2024 on Form 10-Q 9

Advertising and Marketing Services

Advertising and marketing services revenue is recognized when an ad or service is complete and delivered based on the contract price. Payment is typically received within 30 to 60 days after the customer is billed. Longer-term contracts often include multiple performance obligations, digital and other forms of advertising, and a single performance obligation containing a bundle of services that are not distinct but provided to maximize a customer’s marketing plan. When the Company has a longer-term contract, revenue is recognized over time as the ads or services are delivered. For contracts with over-time revenue recognition the company is providing a series of services and recognizes revenue by 1) using a time-based method of measuring progress of delivery over time, or 2) as each distinct performance obligation (typically ads or impressions) are delivered on a monthly basis. In addition, certain digital advertising revenue related to website access is recognized over time, based on the customers’ monthly rate. The Company typically extends credit to advertising and marketing services customers, although for certain advertising campaigns the customer may pay in advance.

Print advertising revenue is primarily comprised of display and classified advertising space within the Company’s newspaper. Display revenue results from sales of advertising space within the Company’s newspaper to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries, immigration, and other, results from sales of advertising space in the classified and other sections of the Company’s newspaper. At the end of August 2023, the Company exited its shared mail program to deliver weekly preprints and discontinued print-only editions of its niche publications.

Digital advertising revenue is generated by digital sales of banner, classified and native advertisements on the Company’s news websites, social media platforms and mobile apps. Prior to the segment reporting change, digital advertising, and marketing and media services revenues were reported in aggregate.

Marketing and media services revenue is primarily comprised of strategic and creative services, website management and content services, media services consisting of paid search, social and targeted digital advertising on third-party platforms (programmatic), as well as traditional media including direct mail, promotional products, out of market print inserts, and over-the-top advertising on streaming platforms. The revenue also includes subscriptions to the Company’s multi-channel marketing solutions cloud-based software and services.

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

DallasNews Corporation Second Quarter 2024 on Form 10-Q 10

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

Contract Liabilities

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three and six months ended June 30, 2024, the Company recognized $2,173 and $8,317, respectively, of revenue that was included in the contract liabilities balance as of December 31, 2023. The Company typically recognizes deferred revenue within 1 to 12 months.

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

Note 3: Financial Instruments and Accounts Receivable, Net

Short-Term Investments. The Company’s short-term investments consist of Certificates of Deposit (“CD’s”) with original maturities of more than 90 days but one year or less. In May 2024, the Company terminated, without penalty, its short-term investments of $9,909 in CD’s that were purchased in the first quarter of 2024. As of June 30, 2024, the Company had $500 remaining in short-term investments for a CD that was purchased in 2023. The short-term investment is classified as held-to-maturity, valued at amortized cost, which approximates fair value, and is considered a Level 2 investment. In the three months ended June 30, 2024 and 2023, the Company recorded $48 and $169, respectively, and $159 and $169 in the six months ended June 30, 2024 and 2023, respectively, of interest income from the Company’s investment in CD’s, included in other income, net in the Consolidated Statements of Operations.

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

	Six Months Ended June 30,
	2024	2023
Beginning balance	$207	$490
Current period provision	43	(64)
Write-offs and reclassifications	(126)	(156)
Recoveries of amounts previously written-off	39	3
Ending balance	$163	$273

For the three months ended June 30, 2024 and 2023, the Company recorded $(31) and $(72), respectively, and $43 and $(64) for the six months ended June 30, 2024 and 2023, respectively, of bad debt expense (benefit) which is included in other production, distribution and operating costs in the Consolidated Statements of Operations. The reduction in required reserves was primarily due to lower accounts receivable in the six months ended June 30, 2024, compared to the corresponding prior year period.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 11

Note 4: Leases

Lease Accounting

The Company has various operating leases primarily for office space and other distribution centers, some of which include escalating lease payments and options to extend or terminate the lease. The Company’s leases have remaining terms of less than 1 year to 10 years. The Company determines if a contract is a lease at the inception of the arrangement.

Operating lease right-of-use assets and liabilities are recognized at commencement date of lease agreements greater than one year based on the present value of lease payments over the lease term. In determining the present value of lease payments, the implicit rate was not readily determinable in the Company’s lease agreements. Therefore, the Company used an estimated secured incremental borrowing rate, based on the Company’s credit rating, adjusted for the weighted average term of each lease. Lease expense is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred. For leases with terms of 12 months or less, no asset or liability is recorded and lease expense is recognized on a straight-line basis over the lease term. The exercise of lease renewal options are at the Company’s sole discretion and options are recognized when it is reasonably certain the Company will exercise the option. The recognized right-of-use assets and lease liabilities as calculated do not assume renewal options. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants. Additionally, the Company does not separately identify lease and nonlease components, such as maintenance costs. As of June 30, 2024, the Company did not have any significant operating leases that have not yet commenced.

On May 14, 2024, the Company announced it will streamline its printing operations, currently located in Plano, Texas, into a smaller, leased facility, and expects to make capital investments of approximately $8,000 in a more efficient press and related equipment. The Company entered into a five-year lease that commenced on June 28, 2024, for a 67,600 square-foot facility located in Carrollton, Texas. This operating lease resulted in a right-of-use asset and lease liability of $3,537 in aggregate upon commencement. This transition will allow the Company to keep its operations in North Texas and continue to produce a seven-day print edition for the foreseeable future. The new facility is expected to be operational in early 2025, and until then, all operations will remain in the current facility.

The Company has various subleases with distributors, for distribution center space, with varying remaining lease terms usually around one year and are cancellable with notice by either party. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of June 30, 2024, sublease income is expected to approximate $155 for the remainder of 2024 and $60 in 2025.

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	June 30, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets	$18,690	$16,141

Liabilities
Operating
Current	Other accrued expense	$2,334	$1,809
Noncurrent	Long-term operating lease liabilities	18,848	16,924
Total lease liabilities		$21,182	$18,733

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		7.9	8.7
Weighted average discount rate (%)		7.6	7.7

DallasNews Corporation Second Quarter 2024 on Form 10-Q 12

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases. In the three and six months ended June 30, 2023, operating lease cost reflects a non-recurring lease cost benefit of $556, reflected in other production, distribution and operating costs in the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease Cost
Operating lease cost	$847	$521	$1,694	$1,506
Short-term lease cost	27	18	37	24
Variable lease cost	135	243	278	432
Sublease income	(72)	(255)	(155)	(512)
Total lease cost	$937	$527	$1,854	$1,450

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities			$1,708	$2,109
Right-of-use assets obtained in exchange for operating lease liabilities			3,537	2,908

The table below sets forth the remaining maturities of the Company’s lease liabilities as of June 30, 2024.

Years Ending December 31,	Operating Leases
2024	$1,706
2025	4,282
2026	3,545
2027	3,226
2028	3,235
Thereafter	12,526
Total lease payments	28,520
Less: imputed interest	7,338
Total lease liabilities	$21,182

Note 5: Income Taxes

The Company calculated the income tax provision (benefit) for the 2024 and 2023 interim periods using an estimated annual effective tax rate based on its expected annual loss before income taxes, adjusted for permanent differences, which it applied to the year-to-date income (loss) before income taxes and specific events that are discretely recognized as they occur.

The Company recognized an income tax provision (benefit) of $(241) and $26 for the three months ended June 30, 2024 and 2023, respectively, and $(23) and $258 for the six months ended June 30, 2024 and 2023, respectively, due to the effect of the Texas franchise tax. Effective income tax rates were (35.9) percent and (8.0) percent for the six months ended June 30, 2024 and 2023, respectively.

The Company expects income tax expense for the year ended December 31, 2024. The income tax benefit for the three and six months ended June 30, 2024, is due to the negative annual effective tax rate estimated for the 2024 year, applied to the June 30, 2024 year-to-date income before taxes.

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

DallasNews Corporation Second Quarter 2024 on Form 10-Q 13

Note 6: Pension and Other Retirement Plans

Defined Benefit Plans. The Company sponsors the DallasNews Pension Plans (the “Pension Plans”), which provide benefits to approximately 1,300 current and former employees of the Company. DallasNews Pension Plan I provides benefits to certain current and former employees primarily employed with The Dallas Morning News or the DallasNews corporate offices. DallasNews Pension Plan II provides benefits to certain former employees of The Providence Journal Company. This obligation was retained by the Company upon the sale of the newspaper operations of The Providence Journal. No additional benefits are accruing under the DallasNews Pension Plans, as future benefits were frozen.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest cost	$1,882	$1,993	$3,764	$3,986
Expected return on plans' assets	(2,469)	(2,218)	(4,937)	(4,437)
Amortization of actuarial loss	109	—	218	—
Net periodic pension benefit	$(478)	$(225)	$(955)	$(451)

Defined Contribution Plans. The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. Aggregate expense for matching contributions to the Savings Plan was $168 and $180 for the three months ended June 30, 2024 and 2023, respectively, and $337 and $381 for the six months ended June 30, 2024 and 2023, respectively.

Note 7: Shareholders’ Equity

Dividends.   On December 7, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on February 9, 2024, paid on March 1, 2024. As previously announced on May 14, 2024, the Company’s board of directors decided to suspend the declaration and payment of dividends until further notice.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,738,102 and 614,388, respectively, net of treasury shares at June 30, 2024. At December 31, 2023, the Company had Series A and Series B common stock outstanding of 4,737,852 and 614,638, respectively, net of treasury shares.

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

DallasNews Corporation Second Quarter 2024 on Form 10-Q 14

The tables below set forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Three Months Ended June 30,
	2024			2023
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(40,145)	$(40,469)	$324	$(41,390)	$(41,777)	$387
Amortization	102	109	(7)	(10)	—	(10)
Balance, end of period	$(40,043)	$(40,360)	$317	$(41,400)	$(41,777)	$377

	Six Months Ended June 30,
	2024			2023
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(40,247)	$(40,578)	$331	$(41,380)	$(41,777)	$397
Amortization	204	218	(14)	(20)	—	(20)
Balance, end of period	$(40,043)	$(40,360)	$317	$(41,400)	$(41,777)	$377

Note 8: Earnings Per Share

The table below sets forth the net income (loss) available to common shareholders and weighted average shares used for calculating earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings (Numerator)
Net income (loss) available to common shareholders	$1,450	$(868)	$87	$(3,494)

Shares (Denominator)
Weighted average common shares outstanding (1)	5,352,490	5,352,490	5,352,490	5,352,490

Earnings Per Share
Basic	$0.27	$(0.16)	$0.02	$(0.65)
Diluted	$0.27	$(0.16)	$0.02	$(0.65)

(1)There were no options or RSUs outstanding as of June 30, 2024 and 2023, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

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

DallasNews Corporation Second Quarter 2024 on Form 10-Q 15

Note 10: Segment Reporting

The Company’s CODM, who is the Chief Executive Officer, wanted to analyze the agency services business and its overall profitability separate from the traditional TDMN print business. In the second quarter of 2024, the process to transition to reporting the businesses separately was completed. Based on the changes made in the reporting package used by the CODM for purposes of allocating resources and assessing performance, the Company determined it has two reportable segments. The two reportable segments are the following:

•TDMN is comprised of the Company’s traditional print business that includes operating The Dallas Morning News. These operations generate revenue from subscriptions and retail sales of the Company’s newspaper, sales of display and classified advertising within its newspaper and on related digital platforms to local, regional or national businesses with local operations, affiliates or resellers, as well as commercial printing and distribution services primarily related to national newspapers.

•Agency is comprised of the Company’s full-service agency, Medium Giant. These operations generate revenue from strategic and creative services, website management and content services, media services consisting of paid search, social and targeted digital advertising on third-party platforms (programmatic), as well as traditional media including direct mail, promotional products, out of market print inserts, and over-the-top advertising on streaming platforms. The revenue also includes subscriptions to the Company’s multi-channel marketing solutions cloud-based software and services.

In addition to the reportable segments above, the Company has a Corporate and Other category that includes expenses not directly attributable to a specific reportable segment. These unallocated expenses primarily consist of broad corporate functions, including executive management, legal, human resources, corporate accounting and finance, and technology.

The CODM uses adjusted operating income (loss) for the purposes of evaluating performance and allocating resources. Adjusted operating income (loss) does not include depreciation or severance expense. Adjusted operating income (loss) is not a measure of financial performance under GAAP. Management believes that the non-GAAP measure presented is an important metric that provides a focus on the underlying ongoing operating performance of its businesses on a consistent basis across reporting periods. Adjusted operating income (loss) should not be considered in isolation or as a substitute for other comparable measures prepared in accordance with GAAP. Additionally, this non-GAAP measure may not be comparable to similarly-titled measures of other companies.

Asset information by segment is not a key measure of performance used by the CODM function. Accordingly, asset information by segment is not disclosed.

The table below sets forth summarized financial information for the Company’s reportable segments, and corporate and other.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
TDMN (1)	$28,109	$32,179	$55,162	$63,286
Agency	3,952	3,833	8,001	7,928
Total	$32,061	$36,012	$63,163	$71,214

Adjusted Operating Income (Loss) Attributable to Reportable Segments
TDMN (1)	$6,315	$5,028	$11,565	$8,189
Agency	31	(505)	(371)	(944)
Total	$6,346	$4,523	$11,194	$7,245
Corporate and other	(5,173)	(4,778)	(10,801)	(9,666)
Total Adjusted Operating Income (Loss)	$1,173	$(255)	$393	$(2,421)
Excluded expenses:
Depreciation	407	357	805	730
Severance expense	198	608	776	825
Operating Income (Loss)	$568	$(1,220)	$(1,188)	$(3,976)
Other income, net	641	378	1,252	740
Income (Loss) Before Income Taxes	$1,209	$(842)	$64	$(3,236)

(1)Includes $3,870 and $7,649 for the three and six months ended June 30, 2023, respectively, of revenue generated from the Company’s shared mail program to deliver weekly preprints, as well as advertising in the print-only editions of its niche publications. At the end of August 2023, the Company made the strategic decisions to exit its shared mail program and discontinue print-only editions of its niche publications.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 16

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

The Company operates The Dallas Morning News (“TDMN”) (dallasnews.com), Texas’ leading newspaper and winner of nine Pulitzer Prizes. These operations generate revenue from sales of advertising within the Company’s newspaper and digital platforms, subscriptions and retail sales of its newspaper, commercial printing and distribution services primarily related to national newspapers.

In addition, the Company has a full-service agency, Medium Giant, with capabilities including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients.

Reportable Segments

In the second quarter of 2024, based on changes made in the reporting package used by the Company’s Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and assessing performance, the Company determined it has two reportable segments. The two reportable segments are TDMN and Agency:

•TDMN is comprised of the Company’s traditional print business that includes operating The Dallas Morning News. These operations generate revenue from subscriptions and retail sales of the Company’s newspaper, sales of display and classified advertising within its newspaper and on related digital platforms to local, regional or national businesses with local operations, affiliates or resellers, as well as commercial printing and distribution services primarily related to national newspapers.

•Agency is comprised of the Company’s full-service agency, Medium Giant. These operations generate revenue from strategic and creative services, website management and content services, media services consisting of paid search, social and targeted digital advertising on third-party platforms (programmatic), as well as traditional media including direct mail, promotional products, out of market print inserts, and over-the-top advertising on streaming platforms. The revenue also includes subscriptions to the Company’s multi-channel marketing solutions cloud-based software and services.

The Company also has a Corporate and Other category that includes expenses not directly attributable to a specific reportable segment. The prior period information has been recast by segment to reflect current period presentation for comparative purposes. See Note 10 - Segment Reporting.

Business Trends

Several industry trends have been considered when assessing the Company’s business strategy:

•Traditionally, the Company’s primary revenues are generated from advertising within its newspaper and related digital platforms, and from subscription and single copy sales of its printed newspaper. As a result of competitive and economic conditions, the newspaper industry has faced a significant revenue decline over the past decade. Therefore, the Company has sought to diversify its revenues through development and investment in new product offerings, increased circulation rates and leveraging of its existing assets to offer cost efficient commercial printing and distribution services. The Company continually evaluates the overall performance of its core products to ensure existing assets are deployed adequately to maximize return.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 17

•The Company’s advertising revenue from its newspaper continues to be adversely affected by the shift of advertiser spending to other forms of media and the increased accessibility of free online news content, as well as news content from other sources, which also adversely affects paid print circulation volumes and revenue. In addition, preprint advertising continues to experience a secular decline across the industry and may eventually become obsolete. In the third quarter of 2023, the Company made the strategic decision to exit its shared mail program to deliver weekly preprints, as discussed below.

•In response to print revenue challenges, the Company built agency capabilities, including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients. The Company leverages its news content to improve engagement on the Company’s digital platforms that results in increased digital subscriptions and associated revenue. The Company also continues to diversify its revenue base by leveraging the available capacity of its existing assets to provide print and distribution services for newspapers and other customers requiring these services, by introducing new advertising and marketing services products, and by increasing circulation prices.

•Because of declining print circulation, the Company has developed broad digital strategies designed to provide readers with multiple platforms for obtaining online access to local news. The Company continues to obtain additional key demographic data from readers, which allows the Company to provide content desired by readers and to modify marketing and distribution strategies to target and reach audiences valued by advertisers. The Company has access to programmatic digital advertising platforms that provide digital ad placement and targeting efficiencies and increases utilization of digital inventory within the Company’s platforms. Additionally, in order to optimize owned and operated digital advertising revenue, the Company has adopted a holistic yield management approach powered by real-time bidding technologies and data analysis to ensure the optimal mix of direct sales and programmatic ad sales is achieved.

Macroeconomic Environment

The Company and its business partners are subject to risks and uncertainties caused by factors beyond its control, including macroeconomic factors such as inflation. If inflation were to increase, for an extended period, certain operating costs could increase or advertiser spending could be impacted. If a pandemic were to affect a significant number of the workforce employed in printing operations, the Company may experience delays or be unable to produce, print and deliver its publications and other third-party print publications on a timely basis. The Company continues to evaluate for any future material impacts on its consolidated financial statements.

Overview of Significant Transactions

On May 14, 2024, the Company announced it will streamline its printing operations, currently located in Plano, Texas, into a smaller, leased facility, and expects to make capital investments of approximately $8,000 in a more efficient press and related equipment. The Company entered into a five-year lease that commenced on June 28, 2024, for a 67,600 square-foot facility located in Carrollton, Texas. This transition will allow the Company to keep its operations in North Texas and continue to produce a seven-day print edition for the foreseeable future. The new facility is expected to be operational in early 2025, and until then, all operations will remain in the current facility. Once the transition is completed, the Company expects to benefit from annual expense savings of approximately $5,000.

In May 2024, the Company terminated, without penalty, its short-term investments of $9,909 in Certificates of Deposit (“CD’s”) that were purchased in the first quarter of 2024. As of June 30, 2024, the Company had $500 remaining in short-term investments for a CD that was purchased in 2023; see Note 3 – Financial Instruments and Accounts Receivable, Net for additional information.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 18

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for the three and six months ended June 30, 2024 and 2023.

The table below sets forth the components of the Company’s operating income (loss).

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	Percentage Change	2023	2024	Percentage Change	2023
Advertising and marketing services	$12,784	(21.2)%	$16,223	$24,430	(22.5)%	$31,532
Circulation	16,181	1.2%	15,996	32,481	1.5%	32,007
Printing, distribution and other	3,096	(18.4)%	3,793	6,252	(18.5)%	7,675
Total Net Operating Revenue	$32,061	(11.0)%	$36,012	$63,163	(11.3)%	$71,214

Employee compensation and benefits	14,738	(14.5)%	17,236	30,855	(10.8)%	34,609
Other production, distribution and operating costs	15,046	(13.0)%	17,293	30,105	(14.8)%	35,321
Newsprint, ink and other supplies	1,302	(44.5)%	2,346	2,586	(42.9)%	4,530
Depreciation	407	14.0%	357	805	10.3%	730
Total Operating Costs and Expense	$31,493	(15.4)%	$37,232	$64,351	(14.4)%	$75,190

Operating Income (Loss)	$568	146.6%	$(1,220)	$(1,188)	70.1%	$(3,976)

Revenues

Advertising and marketing services

Advertising and marketing services revenue, including print, digital, and marketing and media services revenues, was 39.9 percent and 38.7 percent of total revenue for the three and six months ended June 30, 2024, respectively, and 45.1 percent and 44.3 percent of total revenue for the three and six months ended June 30, 2023, respectively.

Print advertising – Revenue is primarily comprised of display and classified advertising space within the Company’s newspaper. Display revenue results from sales of advertising space within the Company’s newspaper to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries, immigration, and other, results from sales of advertising space in the classified and other sections of the Company’s newspaper. At the end of August 2023, the Company exited its shared mail program to deliver weekly preprints and discontinued print-only editions of its niche publications.

Digital advertising – Revenue is generated by digital sales of banner, classified and native advertisements on the Company’s news websites, social media platforms and mobile apps. Prior to the segment reporting change, digital advertising, and marketing and media services revenues were reported in aggregate. Prior period was recast in the revenue table below.

Marketing and media services – Revenue is primarily comprised of strategic and creative services, website management and content services, media services consisting of paid search, social and targeted digital advertising on third-party platforms (programmatic), as well as traditional media including direct mail, promotional products, out of market print inserts, and over-the-top advertising on streaming platforms. The revenue also includes subscriptions to the Company’s multi-channel marketing solutions cloud-based software and services.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 19

Circulation

Circulation revenue, including print and digital revenues, was 50.4 percent and 51.4 percent of total revenue for the three and six months ended June 30, 2024, respectively, and 44.4 percent and 44.9 percent of total revenue for the three and six months ended June 30, 2023, respectively.

Print circulation – Revenue is generated primarily by selling home delivery subscriptions, including premium publications, and from single copy sales to non-subscribers. Home delivery revenue is recognized over the subscription period based on the days of actual delivery over the total subscription days and single copy revenue is recognized at a point in time when the paper is purchased. Revenue is directly reduced for any non-payment for the grace period of home delivery subscriptions where the Company recorded revenue for newspapers delivered after a subscription expired.

Digital circulation – Revenue is generated by digital-only subscriptions and is recognized over the subscription period based on daily or monthly access to the content in the subscription period.

Printing, distribution and other

Printing, distribution and other revenue was 9.7 percent and 9.9 percent of total revenue for the three and six months ended June 30, 2024, respectively, and 10.5 percent and 10.8 percent of total revenue for the three and six months ended June 30, 2023, respectively.

Revenue is primarily generated from printing and distribution of other newspapers, mailed advertisements for business customers, and sublease income.

Operating Expenses

Employee compensation and benefits – Includes labor and employee benefits costs, as well as severance expense that is not allocated to the two segments since management believes this expense is not indicative of each segment’s core operations.

Other production, distribution and operating costs – Includes distribution and outside services expenses, as well as other miscellaneous expenses such as travel and entertainment, advertising and promotion, and lease cost.

Newsprint, ink and other supplies – Includes expenses for all printing supplies used for the TDMN segment, which includes operating The Dallas Morning News, as well as commercial printing primarily related to national newspapers. In addition, beginning in the latter half of 2023, the Agency segment began incurring costs associated with printing out of market inserts for media services clients.

Depreciation – This is not allocated to the two segments since management believes this expense is not indicative of each segment’s core operations.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 20

Other Non-Operating Components

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	Percentage Change	2023	2024	Percentage Change	2023
Other income, net	$641	69.6%	$378	$1,252	69.2%	$740

Income tax provision (benefit)	$(241)	N/M	$26	$(23)	(108.9)%	$258

N/M-not meaningful

Other income, net – Other income, net primarily includes net periodic pension and other post-employment benefit, and interest income.

Net periodic pension and other post-employment benefit was $474 and $224 for the three months ended June 30, 2024 and 2023, respectively, and $948 and $449 for the six months ended June 30, 2024 and 2023, respectively.

In the three months ended June 30, 2024 and 2023, the Company recorded $48 and $169, respectively, and $159 and $169 in the six months ended June 30, 2024 and 2023, respectively, of interest income from the Company’s investment in CD’s.

Income tax provision (benefit) – The Company calculated the income tax provision (benefit) for the 2024 and 2023 interim periods using an estimated annual effective tax rate based on its expected annual loss before income taxes. The Company recognized an income tax provision (benefit) of $(241) and $26 for the three months ended June 30, 2024 and 2023, respectively, and $(23) and $258 for the six months ended June 30, 2024 and 2023, respectively, due to the effect of the Texas franchise tax. Effective income tax rates were (35.9) percent and (8.0) percent for the six months ended June 30, 2024 and 2023, respectively.

The Company expects income tax expense for the year ended December 31, 2024. The income tax benefit for the three and six months ended June 30, 2024, is due to the negative annual effective tax rate estimated for the 2024 year, applied to the June 30, 2024 year-to-date income before taxes.

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

DallasNews Corporation Second Quarter 2024 on Form 10-Q 21

Results of Operations by Reportable Segment (unaudited)

Advertising and marketing services revenue

The table below sets forth advertising and marketing services revenue by reportable segment. Prior period was recast as a result of the Company’s change in segment reporting.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	Percentage Change	2023 (Recast)	2024	Percentage Change	2023 (Recast)
TDMN
Print advertising	$6,558	(36.3)%	$10,294	$12,197	(37.7)%	$19,590
Digital advertising	2,274	0.8%	2,255	4,232	(2.3)%	4,332
Agency
Marketing and media services	3,952	7.6%	3,674	8,001	5.1%	7,610
Advertising and Marketing Services	$12,784	(21.2)%	$16,223	$24,430	(22.5)%	$31,532

TDMN

Print advertising revenue decreased $3,870 and $7,649 in the three and six months ended June 30, 2024, respectively, resulting from the Company’s strategic decisions to exit its shared mail program and discontinue print-only editions of its niche publications at the end of August 2023. All remaining print advertising revenue improved $134 and $256 in the three and six months ended June 30, 2024, respectively, primarily due to an increase in classified advertisements.

Digital advertising revenue remained flat in the three months ended June 30, 2024, and decreased $100 in the six months ended June 30, 2024, primarily due to a decline in digital advertisements on dallasnews.com.

Agency

Marketing and media services revenue improved $278 and $391 in the three and six months ended June 30, 2024, respectively, primarily due to an increase in out of market print inserts for media services clients that began in the third quarter of 2023.

Circulation revenue

The table below sets forth circulation revenue all included in the TDMN segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	Percentage Change	2023	2024	Percentage Change	2023
TDMN
Print circulation	$11,603	(4.5)%	$12,144	$23,359	(4.8)%	$24,525
Digital circulation	4,578	18.8%	3,852	9,122	21.9%	7,482
Circulation	$16,181	1.2%	$15,996	$32,481	1.5%	$32,007

Print circulation revenue decreased $541 and $1,166 in the three and six months ended June 30, 2024, respectively, primarily driven by a decline in print subscriptions of 8,327 or 11.3 percent when compared to June 30, 2023, partially offset by rates increasing approximately 7.5 percent.

Digital circulation revenue increased $726 and $1,640 in the three and six months ended June 30, 2024, respectively. Digital-only subscriptions decreased 7,704 or 11.2 percent when compared to June 30, 2023, primarily due to a change in strategy from volume to pricing. This change is improving the revenue trajectory from digital subscriptions but negatively impacts volume in the short term.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 22

Printing, distribution and other revenue

The table below sets forth printing, distribution and other revenue by reportable segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	Percentage Change	2023	2024	Percentage Change	2023
TDMN	$3,096	(14.8)%	$3,634	$6,252	(15.0)%	$7,357
Agency	—	(100.0)%	159	—	(100.0)%	318
Printing, Distribution and Other	$3,096	(18.4)%	$3,793	$6,252	(18.5)%	$7,675

TDMN

The TDMN segment’s printing, distribution and other revenue decreased $538 and $1,105 in the three and six months ended June 30, 2024, respectively, primarily due to declines in revenue from commercial printing and distribution, and mailed advertisements for business customers.

Agency

The Agency segment’s printing, distribution and other revenue consisted only of sublease income from Medium Giant’s former sales office that was partially subleased. The lease and sublease both ended in the third quarter of 2023.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 23

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense by reportable segment, and corporate and other.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	Percentage Change	2023	2024	Percentage Change	2023
TDMN
Employee compensation and benefits	$10,190	(13.2)%	$11,736	$20,783	(12.7)%	$23,813
Other production, distribution and operating costs	10,442	(20.1)%	13,069	20,574	(23.1)%	26,754
Newsprint, ink and other supplies	1,162	(50.5)%	2,346	2,240	(50.6)%	4,530
Agency
Employee compensation and benefits	2,108	(16.2)%	2,515	4,534	(10.9)%	5,087
Other production, distribution and operating costs	1,673	(8.2)%	1,823	3,492	(7.7)%	3,785
Newsprint, ink and other supplies	140	N/A	—	346	N/A	—
Corporate and Other
Employee compensation and benefits (including severance)	2,440	(18.3)%	2,985	5,538	(3.0)%	5,709
Other production, distribution and operating costs	2,931	22.1%	2,401	6,039	26.3%	4,782
Depreciation	407	14.0%	357	805	10.3%	730
Total Operating Costs and Expense	$31,493	(15.4)%	$37,232	$64,351	(14.4)%	$75,190

Employee compensation and benefits – TDMN expense decreased $1,546 and $3,030 in the three and six months ended June 30, 2024, respectively, due to headcount reductions resulting from the 2023 Voluntary Severance Program (the “VSO”). Agency expense declined $407 and $553 in the three and six months ended June 30, 2024, respectively, as a result of first quarter headcount reductions at Medium Giant. Total Company employee headcount is 533, a decrease of 111 or 17.2 percent when compared to June 30, 2023, primarily resulting from the VSO, which also resulted in reduced Corporate and Other expense.

Other production, distribution and operating costs – TDMN expense decreased $2,627 and $6,180 in the three and six months ended June 30 2024, respectively, primarily due to reduced distribution expense associated with lower circulation, including discontinuing print-only editions of the Company’s niche publications and ending its shared mail program to distribute preprinted advertisements. Agency expense decreased $150 and $293 in the three and six months ended June 30 2024, respectively, primarily due to lease cost for Medium Giant’s former sales office lease that ended in the third quarter of 2023. In the three and six months ended June 30, 2023, Corporate and Other expense includes a non-recurring lease cost benefit of $556.

Newsprint, ink and other supplies – TDMN expense decreased $1,184 and $2,290 in the three and six months ended June 30, 2024, respectively, due to reduced newsprint pricing and lower circulation. Beginning in the third quarter of 2023, the Agency segment began incurring costs associated with printing out of market inserts for media services clients. Newsprint consumption for the three months ended June 30, 2024 and 2023, approximated 1,187 and 1,781 metric tons, respectively, at an average cost per metric ton of $649 and $807, respectively. Newsprint consumption for the six months ended June 30, 2024 and 2023, approximated 2,377 and 3,555 metric tons, respectively, at an average cost per metric ton of $661 and $816, respectively.

Depreciation – Expense increased in the three and six months ended June 30, 2024, primarily due to print production related assets that were put in-service, causing a higher depreciable asset base.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 24

Adjusted Operating Income (Loss) by Reportable Segment (unaudited)

The CODM uses adjusted operating income (loss) for the purposes of evaluating performance and allocating resources. Adjusted operating income (loss) does not include depreciation or severance expense. Adjusted operating income (loss) is not a measure of financial performance under GAAP. Management believes that the non-GAAP measure presented is an important metric that provides a focus on the underlying ongoing operating performance of its businesses on a consistent basis across reporting periods. Adjusted operating income (loss) should not be considered in isolation or as a substitute for other comparable measures prepared in accordance with GAAP. Additionally, this non-GAAP measure may not be comparable to similarly-titled measures of other companies.

The table below sets forth adjusted operating income (loss) by reportable segment, and corporate and other.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
TDMN
Total net operating revenue	$28,109	$32,179	$55,162	$63,286
Adjusted operating expense	21,794	27,151	43,597	55,097
Adjusted Operating Income (Loss)	$6,315	$5,028	$11,565	$8,189
Agency
Total net operating revenue	$3,952	$3,833	$8,001	$7,928
Adjusted operating expense	3,921	4,338	8,372	8,872
Adjusted Operating Income (Loss)	$31	$(505)	$(371)	$(944)
Corporate and Other
Total net operating revenue	$—	$—	$—	$—
Adjusted operating expense	5,173	4,778	10,801	9,666
Adjusted Operating Income (Loss)	$(5,173)	$(4,778)	$(10,801)	$(9,666)

Total Adjusted Operating Income (Loss)	$1,173	$(255)	$393	$(2,421)
Excluded expenses:
Depreciation	407	357	805	730
Severance expense	198	608	776	825
Operating Income (Loss)	$568	$(1,220)	$(1,188)	$(3,976)
Other income, net	641	378	1,252	740
Income (Loss) Before Income Taxes	$1,209	$(842)	$64	$(3,236)

TDMN

Adjusted operating income (loss) improved $1,287 and $3,376 for the three and six months ended June 30, 2024, respectively, primarily due to expense savings from the Company ending its shared mail program and print-only niche publications, as well as headcount reductions resulting from the VSO.

Print advertising revenue increased 3.5 percent and 2.3 percent for the three and six months ended June 30, 2024, respectively, excluding the preprint business and niche publications.

Circulation revenue improved 1.2 percent and 1.5 percent for the three and six months ended June 30, 2024, respectively, driven by the Company’s pricing strategy. The Company continues to focus on finding a sustainable strategy that balances price with the ability to continue to grow its digital subscriber base.

Agency

Adjusted operating income (loss) improved $536 and $573 for the three and six months ended June 30, 2024, respectively, primarily due to expense savings related to the reorganization of Medium Giant resulting in first quarter headcount reductions.

Marketing and media services revenue grew 7.6 percent and 5.1 percent for the three and six months ended June 30, 2024, respectively, reflecting Medium Giant’s focus on more relevant solutions for media services clients.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 25

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of June 30, 2024 and December 31, 2023, were $16,601 and $11,697, respectively. As of June 30, 2024, the Company had $500 remaining in short-term investments for a CD that was purchased in 2023, as discussed below.

The Company intends to hold the majority of existing cash for purposes of future investment opportunities and for contingency purposes. While the Company expects to have cash flow and expense reduction measures in place to help offset future revenue declines, the Company does expect to use cash to fund operating activities and capital spending.

On May 14, 2024, the Company announced it will streamline its printing operations, currently located in Plano, Texas, into a smaller, leased facility, and expects to make capital investments of approximately $8,000 in a more efficient press and related equipment. The Company entered into a five-year lease that commenced on June 28, 2024, for a 67,600 square-foot facility located in Carrollton, Texas. This operating lease resulted in a right-of-use asset and lease liability of $3,537 in aggregate upon commencement. This transition will allow the Company to keep its operations in North Texas and continue to produce a seven-day print edition for the foreseeable future. The new facility is expected to be operational in early 2025, and until then, all operations will remain in the current facility. Once the transition is completed, the Company expects to benefit from annual expense savings of approximately $5,000.

As previously announced on May 14, 2024, based on the required capital investments to support the transition of the print operations, the Company’s board of directors decided to suspend the declaration and payment of dividends until further notice. The Company continues to have a board-authorized repurchase authority. However, the agreement to repurchase the Company’s stock expired and was not renewed.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash used for operating activities for the six months ended June 30, 2024 and 2023, was $1,660 and $2,836, respectively. Cash flows used for operating activities decreased by $1,176 during the six months ended June 30, 2024, when compared to the prior year period, primarily due to improved operating income, partially offset by severance payments to the VSO participants that left the Company in the first quarter.

Investing Cash Flows

Net cash provided by (used for) investing activities was $7,420 and $(11,348) for the six months ended June 30, 2024 and 2023, respectively. In 2023, the Company invested $10,500 in CD’s. In 2024, $10,000 matured and the Company reinvested $9,909 in CD’s, which the Company terminated, without penalty, in the second quarter of 2024. The Company received cash proceeds of $440 from the return on the Company’s investment in CD’s. Cash flows used for investing activities also included $3,020 and $848 of capital spending in 2024 and 2023, respectively.

Financing Cash Flows

Net cash used for financing activities was $856 and $1,713 for the six months ended June 30, 2024 and 2023, respectively, all attributable to dividend payments.

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

DallasNews Corporation Second Quarter 2024 on Form 10-Q 26

Critical Accounting Policies and Estimates

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q concerning DallasNews Corporation’s planned transition of print operations, expected capital investments and expense savings related to the transition, the Company’s business outlook or future economic performance, revenues, expenses, cash balance, capital expenditures, investments, impairments, business initiatives, pension plan contributions and obligations, working capital, dividends, future financings, and other financial and non-financial items that are not historical facts are “forward-looking statements” as the term is defined under applicable federal securities laws. Words such as “anticipate,” “assume,” “believe,” “can,” “could,” “estimate,” “forecast,” “intend,” “expect,” “may,” “project,” “plan,” “seek,” “should,” “target,” “will,” “would” and their opposites and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those set forth in forward-looking statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include changes in advertising demand and other economic conditions; volatility in the North Texas real estate market; the timeline for transitioning print operations; consumers’ tastes; newsprint and distribution prices; program costs; the Company’s ability to successfully execute the Return to Growth Plan; the Company’s ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market; the success of the Company’s digital strategy; labor relations; cybersecurity incidents; and technological obsolescence. Among other risks, there can be no guarantee that the board of directors will approve dividends in the future or that the Company’s financial projections are accurate, as well as other risks described in the Company’s Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the Securities and Exchange Commission. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2024, management concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 27

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

DallasNews Corporation Second Quarter 2024 on Form 10-Q 28

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

3.6 *	Certificate of Correction to Certificate of Amendment (Exhibit 3.2 to the June 30, 2021 Form 8-K)
3.7 *	Amended and Restated Bylaws of DallasNews Corporation (Exhibit 3.3 to the June 30, 2021 Form 8-K)
10.1 *	Material Contracts
(1) *

Lease Agreement for Carrollton Printing Facility dated June 24, 2024 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2024 (Securities and Exchange Commission File No. 001-33741) ( the “July 1, 2024 Form 8-K”))

	(2) *	Guaranty of Lease dated June 24, 2024 (Exhibit 10.2 to the July 1, 2024 Form 8-K)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 ***	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH **	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

DallasNews Corporation Second Quarter 2024 on Form 10-Q 29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

7/30/2024

DALLASNEWS CORPORATION

	By:	/s/	Catherine G. Collins
Catherine G. Collins
Chief Financial Officer
(Principal Financial Officer)

	Dated:	July 30, 2024

DallasNews Corporation Second Quarter 2024 on Form 10-Q 30