Form 10-Q
period 2024-09-30
DallasNews Corp
filed 2024-11-12
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Shares of Common Stock outstanding at November 8, 2024: 5,352,490 shares (consisting of 4,738,627 shares of Series A Common Stock and 613,863 shares of Series B Common Stock).

DallasNews Corporation Third Quarter 2024 on Form 10-Q

DALLASNEWS CORPORATION

FORM 10-Q

DallasNews Corporation Third Quarter 2024 on Form 10-Q

PART I

Item 1. Financial Information

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except share and per share amounts (unaudited)	2024	2023	2024	2023
Net Operating Revenue:
Advertising and marketing services	$11,977	$14,699	$36,407	$46,231
Circulation	16,062	16,194	48,543	48,201
Printing, distribution and other	3,101	3,606	9,353	11,281
Total net operating revenue	31,140	34,499	94,303	105,713
Operating Costs and Expense:
Employee compensation and benefits	18,048	16,565	48,903	51,174
Other production, distribution and operating costs	15,498	16,778	45,603	52,099
Newsprint, ink and other supplies	1,301	2,382	3,887	6,912
Depreciation	411	388	1,216	1,118
Total operating costs and expense	35,258	36,113	99,609	111,303
Operating loss	(4,118)	(1,614)	(5,306)	(5,590)
Other income, net	536	342	1,788	1,082
Loss Before Income Taxes	(3,582)	(1,272)	(3,518)	(4,508)
Income tax provision	345	139	322	397
Net Loss	$(3,927)	$(1,411)	$(3,840)	$(4,905)

Per Share Basis
Net loss
Basic	$(0.73)	$(0.26)	$(0.72)	$(0.92)
Diluted	$(0.73)	$(0.26)	$(0.72)	$(0.92)
Number of common shares used in the per share calculation:
Basic	5,352,490	5,352,490	5,352,490	5,352,490
Diluted	5,352,490	5,352,490	5,352,490	5,352,490

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 3

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (unaudited)	2024	2023	2024	2023
Net Loss	$(3,927)	$(1,411)	$(3,840)	$(4,905)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial (gains) losses	102	(10)	306	(30)
Total other comprehensive income (loss), net of tax	102	(10)	306	(30)
Total Comprehensive Loss	$(3,825)	$(1,421)	$(3,534)	$(4,935)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 4

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
In thousands, except share amounts (unaudited)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$13,988	$11,697
Short-term investments	—	10,781
Accounts receivable (net of allowance of $145 and $207 at September 30, 2024 and December 31, 2023, respectively)	11,236	9,923
Inventories	1,389	1,930
Prepaids and other current assets	3,313	2,602
Total current assets	29,926	36,933
Property, plant and equipment, at cost	305,036	307,436
Less accumulated depreciation	(293,532)	(300,337)
Property, plant and equipment, net	11,504	7,099
Operating lease right-of-use assets	18,034	16,141
Deferred income taxes, net	253	271
Other assets	1,885	1,790
Total assets	$61,602	$62,234
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,018	$3,963
Accrued compensation and benefits	5,830	3,901
Other accrued expense	7,238	6,548
Contract liabilities	9,396	9,511
Total current liabilities	27,482	23,923
Long-term pension liabilities	15,593	17,353
Long-term operating lease liabilities	18,124	16,924
Other post-employment benefits	966	996
Other liabilities	13	80
Total liabilities	62,178	59,276
Contingent liabilities (see Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares
Series A: issued 5,217,092 and 5,216,317 at September 30, 2024 and December 31, 2023, respectively	52	52
Series B: issued 613,863 and 614,638 at September 30, 2024 and December 31, 2023, respectively	6	6
Treasury stock, Series A, at cost; 478,465 shares held at September 30, 2024 and December 31, 2023	(13,443)	(13,443)
Additional paid-in capital	494,563	494,563
Accumulated other comprehensive loss	(39,941)	(40,247)
Accumulated deficit	(441,813)	(437,973)
Total shareholders’ equity	(576)	2,958
Total liabilities and shareholders’ equity	$61,602	$62,234

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 5

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30, 2024 and 2023
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2022	5,216,237	614,718	$58	$494,563	(478,465)	$(13,443)	$(41,380)	$(427,435)	$12,363
Net loss	—	—	—	—	—	—	—	(4,905)	(4,905)
Other comprehensive loss	—	—	—	—	—	—	(30)	—	(30)
Conversion of Series B to Series A	20	(20)	—	—	—	—	—	—	—
Dividends declared ($0.48 per share)	—	—	—	—	—	—	—	(2,570)	(2,570)
Balance at September 30, 2023	5,216,257	614,698	$58	$494,563	(478,465)	$(13,443)	$(41,410)	$(434,910)	$4,858
Balance at December 31, 2023	5,216,317	614,638	$58	$494,563	(478,465)	$(13,443)	$(40,247)	$(437,973)	$2,958
Net loss	—	—	—	—	—	—	—	(3,840)	(3,840)
Other comprehensive income	—	—	—	—	—	—	306	—	306
Conversion of Series B to Series A	775	(775)	—	—	—	—	—	—	—
Balance at September 30, 2024	5,217,092	613,863	$58	$494,563	(478,465)	$(13,443)	$(39,941)	$(441,813)	$(576)

	Three Months Ended September 30, 2024 and 2023
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2023	5,216,257	614,698	$58	$494,563	(478,465)	$(13,443)	$(41,400)	$(432,642)	$7,136
Net loss	—	—	—	—	—	—	—	(1,411)	(1,411)
Other comprehensive loss	—	—	—	—	—	—	(10)	—	(10)
Conversion of Series B to Series A	—	—	—	—	—	—	—	—	—
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	(857)	(857)
Balance at September 30, 2023	5,216,257	614,698	$58	$494,563	(478,465)	$(13,443)	$(41,410)	$(434,910)	$4,858
Balance at June 30, 2024	5,216,567	614,388	$58	$494,563	(478,465)	$(13,443)	$(40,043)	$(437,886)	$3,249
Net loss	—	—	—	—	—	—	—	(3,927)	(3,927)
Other comprehensive income	—	—	—	—	—	—	102	—	102
Conversion of Series B to Series A	525	(525)	—	—	—	—	—	—	—
Balance at September 30, 2024	5,217,092	613,863	$58	$494,563	(478,465)	$(13,443)	$(39,941)	$(441,813)	$(576)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 6

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In thousands (unaudited)	2024	2023
Operating Activities
Net loss	$(3,840)	$(4,905)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,216	1,118
Net periodic pension and other post-employment benefit	(1,422)	(674)
Provision (benefit) for credit losses	35	(110)
Deferred income taxes	18	(22)
Gain on short-term investments	(164)	(287)
Provision, interest and penalties for uncertain tax positions	—	(102)
Changes in working capital and other operating assets and liabilities:
Accounts receivable	(1,348)	3,726
Inventories, prepaids and other current assets	(170)	58
Other assets	(95)	14
Accounts payable	1,055	(628)
Compensation and benefit obligations	1,929	1,623
Other accrued expenses	646	(794)
Contract liabilities	(115)	916
Other post-employment benefits	(62)	(47)
Net cash used for operating activities	(2,317)	(114)
Investing Activities
Purchases of assets	(5,481)	(974)
Purchases of short-term investments	(9,909)	(10,500)
Maturities/disposals of short-term investments	20,854	115
Net cash provided by (used for) investing activities	5,464	(11,359)
Financing Activities
Dividends paid	(856)	(2,570)
Net cash used for financing activities	(856)	(2,570)
Net increase (decrease) in cash and cash equivalents	2,291	(14,043)
Cash and cash equivalents, beginning of period	11,697	27,825
Cash and cash equivalents, end of period	$13,988	$13,782

Supplemental Disclosures
Income tax paid, net	$553	$621
Noncash investing and financing activities:
Investments in property, plant and equipment payable	174	—
Dividends payable	—	857

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 7

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

As of September 30, 2024, the Company had 534 employees, a headcount decrease of 74 or 12.2 percent when compared to September 30, 2023, primarily resulting from the 2023 Voluntary Severance Program. In the three and nine months ended September 30, 2024, the Company paid $0 and $2,607, respectively, of related severance that was included in other accrued expense in the Consolidated Balance Sheet as of December 31, 2023.

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

Segment Presentation.    In the second quarter of 2024, based on changes made in the reporting package used by the Company’s Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and assessing performance, the Company determined it has two reportable segments. The two reportable segments are TDMN and Agency. The Company also has a Corporate and Other category that includes expenses not directly attributable to a specific reportable segment. See Note 11 - Segment Reporting for additional information.

New Accounting Pronouncements.    The Financial Accounting Standards Board (“FASB”) issued the following accounting pronouncements and guidance, which may be applicable to the Company but have not yet become effective.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07– Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires an entity to disclose, on an annual and interim basis, significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures in ASC 280. The guidance is effective retrospectively for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company currently does not anticipate the adoption of this guidance to have a material impact on its financial statement disclosures.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 8

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

In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires an entity to disclose additional information, generally not presented, about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either on a prospective basis for financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

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

The table below sets forth revenue disaggregated by reportable segment and revenue source. Prior period was recast as a result of the Company’s change in segment reporting; see Note 11 – Segment Reporting for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 (Recast)	2024	2023 (Recast)
TDMN
Print advertising	$5,404	$9,082	$17,601	$28,672
Digital advertising	2,156	2,108	6,388	6,440
Agency
Marketing and media services	4,417	3,509	12,418	11,119
Advertising and Marketing Services	$11,977	$14,699	$36,407	$46,231

TDMN
Print circulation	$11,460	$11,964	$34,819	$36,489
Digital circulation	4,602	4,230	13,724	11,712
Circulation	$16,062	$16,194	$48,543	$48,201

TDMN	$3,101	$3,499	$9,353	$10,856
Agency	—	107	—	425
Printing, Distribution and Other	$3,101	$3,606	$9,353	$11,281

Total Revenue	$31,140	$34,499	$94,303	$105,713

DallasNews Corporation Third Quarter 2024 on Form 10-Q 9

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

For ads placed on certain third-party platforms, the Company must evaluate and use judgment to determine whether it is acting as the principal, where revenue is reported on a gross basis, or acting as the agent, where revenue is reported on a net basis. Generally, the Company reports advertising revenue for ads placed on third-party platforms on a net basis, meaning the amount recorded to revenue is the amount billed to the customer net of amounts paid to the publisher of the third-party platforms. The Company is acting as the agent because the publisher controls the advertising inventory. The Company will record certain arrangements gross when it controls the inventory or it has latitude in establishing price or it determines that advertising campaign management, targeting or other actions provide significant value-added service to the customer.

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

DallasNews Corporation Third Quarter 2024 on Form 10-Q 10

Printing, Distribution and Other

Printing, distribution and other revenue is primarily generated from printing and distribution of other newspapers, as well as mailed advertisements for business customers. In the third quarter, the Company’s partner for its program to distribute mailed advertisements for business customers, located in Tempe, Arizona, gave their six-month termination notice, ending the agreement in April 2025.

Printing, distribution and other revenue is recognized at a point in time when the product or service is delivered, which requires little judgment to determine. The Company typically extends credit to printing and distribution customers.

Contract Liabilities

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three and nine months ended September 30, 2024, the Company recognized $700 and $9,017, respectively, of revenue that was included in the contract liabilities balance as of December 31, 2023. The Company typically recognizes deferred revenue within 1 to 12 months.

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

Note 3: Financial Instruments and Accounts Receivable, Net

Short-Term Investments. As of September 30, 2024, the Company no longer held short-term investments, which consisted of Certificates of Deposit (“CD’s”) with original maturities of more than 90 days but one year or less. In the third quarter, $500 in CD’s matured and in May 2024, the Company terminated, without penalty, $9,909 in CD’s that were purchased in the first quarter of 2024. These investments were valued at amortized cost, which approximated fair value, and considered Level 2 investments. In the three months ended September 30, 2024 and 2023, the Company recorded $5 and $118, respectively, and $164 and $287 in the nine months ended September 30, 2024 and 2023, respectively, of interest income from the Company’s investment in CD’s, included in other income, net in the Consolidated Statements of Operations.

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

DallasNews Corporation Third Quarter 2024 on Form 10-Q 11

The table below sets forth changes in the allowance for credit losses.

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$207	$490
Current period provision (benefit)	35	(110)
Write-offs and reclassifications	(142)	(194)
Recoveries of amounts previously written-off	45	3
Ending balance	$145	$189

The Company recognized a provision (benefit) for credit losses of $(8) and $(46) for the three months ended September 30, 2024 and 2023, respectively, and $35 and $(110) for the nine months ended September 30, 2024 and 2023, respectively, which is included in other production, distribution and operating costs in the Consolidated Statements of Operations. The reduction in required reserves was primarily due to fewer high risk customers with an outstanding balance in the nine months ended September 30, 2024, compared to the corresponding prior year period.

Note 4: Leases

Lease Accounting

The Company has various operating leases primarily for office space and other distribution centers, some of which include escalating lease payments and options to extend or terminate the lease. The Company’s leases have remaining terms of less than 1 year to 10 years. The Company determines if a contract is a lease at the inception of the arrangement.

Operating lease right-of-use assets and liabilities are recognized at commencement date of lease agreements greater than one year based on the present value of lease payments over the lease term. In determining the present value of lease payments, the implicit rate was not readily determinable in the Company’s lease agreements. Therefore, the Company used an estimated secured incremental borrowing rate, based on the Company’s credit rating, adjusted for the weighted average term of each lease. Lease expense is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred. For leases with terms of 12 months or less, no asset or liability is recorded and lease expense is recognized on a straight-line basis over the lease term. The exercise of lease renewal options are at the Company’s sole discretion and options are recognized when it is reasonably certain the Company will exercise the option. The recognized right-of-use assets and lease liabilities as calculated do not assume renewal options. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants. Additionally, the Company does not separately identify lease and nonlease components, such as maintenance costs. As of September 30, 2024, the Company did not have any significant operating leases that have not yet commenced.

On May 14, 2024, the Company announced it will streamline its printing operations, currently located in Plano, Texas, into a smaller, leased facility. The Company entered into a five-year lease that commenced on June 28, 2024, for a 67,600 square-foot facility located in Carrollton, Texas. This operating lease resulted in a right-of-use asset and lease liability of $3,537 in aggregate upon commencement.

The Company has various subleases with distributors, for distribution center space, with varying remaining lease terms usually around one year and are cancellable with notice by either party. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of September 30, 2024, sublease income is expected to approximate $95 for the remainder of 2024 and $165 in 2025.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 12

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	September 30, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets	$18,034	$16,141

Liabilities
Operating
Current	Other accrued expense	$2,651	$1,809
Noncurrent	Long-term operating lease liabilities	18,124	16,924
Total lease liabilities		$20,775	$18,733

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		7.7	8.7
Weighted average discount rate (%)		7.6	7.7

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases. In the second quarter of 2023, the Company recorded a non-recurring lease cost benefit of $556, reflected in other production, distribution and operating costs in the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease Cost
Operating lease cost	$1,052	$856	$2,746	$2,362
Short-term lease cost	20	26	57	50
Variable lease cost	177	140	455	572
Sublease income	(120)	(205)	(275)	(717)
Total lease cost	$1,129	$817	$2,983	$2,267

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities			$2,697	$3,126
Right-of-use assets obtained in exchange for operating lease liabilities			3,537	2,908

The table below sets forth the remaining maturities of the Company’s lease liabilities as of September 30, 2024.

Years Ending December 31,	Operating Leases
2024	$904
2025	4,282
2026	3,545
2027	3,226
2028	3,235
Thereafter	12,526
Total lease payments	27,718
Less: imputed interest	6,943
Total lease liabilities	$20,775

DallasNews Corporation Third Quarter 2024 on Form 10-Q 13

Note 5: Income Taxes

The Company calculated the income tax provision for the 2024 and 2023 interim periods using an estimated annual effective tax rate based on its expected annual loss before income taxes, adjusted for permanent differences, which it applied to the year-to-date loss before income taxes and specific events that are discretely recognized as they occur.

The Company recognized an income tax provision of $345 and $139 for the three months ended September 30, 2024 and 2023, respectively, and $322 and $397 for the nine months ended September 30, 2024 and 2023, respectively, due to the effect of the Texas franchise tax. Effective income tax rates were (9.2) percent and (8.8) percent for the nine months ended September 30, 2024 and 2023, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest cost	$1,882	$1,993	$5,646	$5,979
Expected return on plans' assets	(2,468)	(2,219)	(7,405)	(6,656)
Amortization of actuarial loss	109	—	327	—
Net periodic pension benefit	$(477)	$(226)	$(1,432)	$(677)

Defined Contribution Plans. The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. Aggregate expense for matching contributions to the Savings Plan was $153 and $172 for the three months ended September 30, 2024 and 2023, respectively, and $490 and $553 for the nine months ended September 30, 2024 and 2023, respectively.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 14

Note 7: Shareholders’ Equity

Dividends.   On December 7, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on February 9, 2024, paid on March 1, 2024. As previously announced on May 14, 2024, the Company’s board of directors authorized suspending the declaration and payment of dividends until further notice.

Treasury Stock. In the third quarter of 2024, the Company’s board of directors approved the termination of its previously authorized repurchase authority.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,738,627 and 613,863, respectively, net of treasury shares at September 30, 2024. At December 31, 2023, the Company had Series A and Series B common stock outstanding of 4,737,852 and 614,638, respectively, net of treasury shares.

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

	Three Months Ended September 30,
	2024			2023
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(40,043)	$(40,360)	$317	$(41,400)	$(41,777)	$377
Amortization	102	109	(7)	(10)	—	(10)
Balance, end of period	$(39,941)	$(40,251)	$310	$(41,410)	$(41,777)	$367

	Nine Months Ended September 30,
	2024			2023
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(40,247)	$(40,578)	$331	$(41,380)	$(41,777)	$397
Amortization	306	327	(21)	(30)	—	(30)
Balance, end of period	$(39,941)	$(40,251)	$310	$(41,410)	$(41,777)	$367

DallasNews Corporation Third Quarter 2024 on Form 10-Q 15

Note 8: Earnings Per Share

The table below sets forth the net loss available to common shareholders and weighted average shares used for calculating earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings (Numerator)
Net loss available to common shareholders	$(3,927)	$(1,411)	$(3,840)	$(4,905)

Shares (Denominator)
Weighted average common shares outstanding (1)	5,352,490	5,352,490	5,352,490	5,352,490

Earnings Per Share
Basic	$(0.73)	$(0.26)	$(0.72)	$(0.92)
Diluted	$(0.73)	$(0.26)	$(0.72)	$(0.92)

(1)There were no options or RSUs outstanding as of September 30, 2024 and 2023, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

Note 9: Long-Lived Assets

On May 14, 2024, the Company announced it will streamline its printing operations, currently located in Plano, Texas, into a smaller, leased facility (see Note 4 – Leases) that will require fewer employees. As part of this transition, the Company expects to make capital investments of approximately $8,000 in a more efficient press and related equipment. This transition will allow the Company to keep its operations in North Texas and continue to produce a seven-day print edition for the foreseeable future. The new facility is expected to be operational in early 2025, and until then, all operations will remain in the Plano facility. The Plano facility assets, including all production equipment, are still being used by the Company as of September 30, 2024, and are included in property, plant and equipment, net in the Consolidated Balance Sheets.

In the third quarter of 2024, the Company began actively marketing the Plano facility for sale, including the land, building and most of the production assets. In connection with the transition to a smaller printing facility, the Company currently expects to reduce its headcount by 75, or 14 percent, in the first quarter of 2025. The Company accrued severance of $2,790 for the printing facility transition, included in other accrued expense in the Consolidated Balance Sheet as of September 30, 2024. In the nine months ended September 30, 2024, the Company made capital investments of $5,164 for this transition and expects to spend approximately $2,500 for the remaining capital needed for the facility.

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

DallasNews Corporation Third Quarter 2024 on Form 10-Q 16

Note 11: Segment Reporting

The Company’s CODM, who is the Chief Executive Officer, wanted to analyze the agency services business and its overall profitability separate from the traditional TDMN print business. In the second quarter of 2024, the process to transition to reporting the businesses separately was completed. Based on the changes made in the reporting package used by the CODM for purposes of allocating resources and assessing performance, the Company determined it has two reportable segments. The two reportable segments are the following:

•TDMN is comprised of the Company’s traditional print business that includes operating The Dallas Morning News. These operations generate revenue from subscriptions and retail sales of the Company’s newspaper, as well as commercial printing and distribution services primarily related to national newspapers. In addition, Medium Giant’s cross-functional sales team generates revenue from sales of display and classified advertising within The Dallas Morning News and on related digital platforms to local, regional or national businesses with local operations, affiliates or resellers.

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

The table below sets forth summarized financial information for the Company’s reportable segments, and Corporate and Other category.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
TDMN (1)	$26,723	$30,883	$81,885	$94,169
Agency	4,417	3,616	12,418	11,544
Total	$31,140	$34,499	$94,303	$105,713

Adjusted Operating Income (Loss) Attributable to Reportable Segments
TDMN (1)	$4,758	$5,006	$16,323	$13,195
Agency	45	(672)	(326)	(1,616)
Total	$4,803	$4,334	$15,997	$11,579
Corporate and Other	(5,528)	(5,224)	(16,329)	(14,890)
Total Adjusted Operating Loss	$(725)	$(890)	$(332)	$(3,311)
Excluded expenses:
Depreciation	411	388	1,216	1,118
Severance expense	2,982	336	3,758	1,161
Operating Loss	$(4,118)	$(1,614)	$(5,306)	$(5,590)
Other income, net	536	342	1,788	1,082
Loss Before Income Taxes	$(3,582)	$(1,272)	$(3,518)	$(4,508)

(1)Includes $3,099 and $10,748 for the three and nine months ended September 30, 2023, respectively, of revenue generated from the Company’s shared mail program to deliver weekly preprints, as well as advertising in the print-only editions of its niche publications. At the end of August 2023, the Company made the strategic decisions to exit its shared mail program and discontinue print-only editions of its niche publications.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 17

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

Reportable Segments

In the second quarter of 2024, based on changes made in the reporting package used by the Company’s Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and assessing performance, the Company determined it has two reportable segments. The two reportable segments are TDMN and Agency:

•TDMN is comprised of the Company’s traditional print business that includes operating The Dallas Morning News. These operations generate revenue from subscriptions and retail sales of the Company’s newspaper, as well as commercial printing and distribution services primarily related to national newspapers. In addition, Medium Giant’s cross-functional sales team generates revenue from sales of display and classified advertising within The Dallas Morning News and on related digital platforms to local, regional or national businesses with local operations, affiliates or resellers.

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

The Company also has a Corporate and Other category that includes expenses not directly attributable to a specific reportable segment. The prior period information has been recast by segment to reflect current period presentation for comparative purposes. See Note 11 - Segment Reporting.

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

DallasNews Corporation Third Quarter 2024 on Form 10-Q 18

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

Overview of Significant Transactions

On May 14, 2024, the Company announced it will streamline its printing operations, currently located in Plano, Texas, into a smaller, leased facility that will require fewer employees and capital investments of approximately $8,000 in a more efficient press and related equipment. The Company entered into a five-year lease that commenced on June 28, 2024, for a 67,600 square-foot facility located in Carrollton, Texas. This transition will allow the Company to keep its operations in North Texas and continue to produce a seven-day print edition for the foreseeable future. The new facility is expected to be operational in early 2025, and until then, all operations will remain in the current facility. Once the transition is completed, the Company expects to benefit from annual expense savings of approximately $5,000.

In the third quarter of 2024, the Company began actively marketing the Plano facility for sale, including the land, building and most of the production assets, and recorded severance expense of $2,982, primarily related to the Company’s transition to a smaller printing facility. In addition, the Company made capital investments of $5,164 in the new printing facility in the nine months ended September 30, 2024.

As of September 30, 2024, the Company no longer held short-term investments, which consisted of Certificates of Deposit (“CD’s”) with original maturities of more than 90 days but one year or less. In the third quarter, $500 in CD’s matured and in May 2024, the Company terminated, without penalty, its short-term investments of $9,909 in CD’s that were purchased in the first quarter of 2024; see Note 3 – Financial Instruments and Accounts Receivable, Net for additional information.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 19

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for the three and nine months ended September 30, 2024 and 2023.

The table below sets forth the components of the Company’s operating loss.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	Percentage Change	2023	2024	Percentage Change	2023
Advertising and marketing services	$11,977	(18.5)%	$14,699	$36,407	(21.2)%	$46,231
Circulation	$16,062	(0.8)%	$16,194	$48,543	0.7%	$48,201
Printing, distribution and other	3,101	(14.0)%	3,606	9,353	(17.1)%	11,281
Total Net Operating Revenue	$31,140	(9.7)%	$34,499	$94,303	(10.8)%	$105,713

Employee compensation and benefits	18,048	9.0%	16,565	48,903	(4.4)%	51,174
Other production, distribution and operating costs	15,498	(7.6)%	16,778	45,603	(12.5)%	52,099
Newsprint, ink and other supplies	1,301	(45.4)%	2,382	3,887	(43.8)%	6,912
Depreciation	411	5.9%	388	1,216	8.8%	1,118
Total Operating Costs and Expense	$35,258	(2.4)%	$36,113	$99,609	(10.5)%	$111,303

Operating Loss	$(4,118)	(155.1)%	$(1,614)	$(5,306)	5.1%	$(5,590)

Revenues

Advertising and marketing services

Advertising and marketing services revenue, including print, digital, and marketing and media services revenues, was 38.4 percent and 38.6 percent of total revenue for the three and nine months ended September 30, 2024, respectively, and 42.6 percent and 43.7 percent of total revenue for the three and nine months ended September 30, 2023, respectively.

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

DallasNews Corporation Third Quarter 2024 on Form 10-Q 20

Circulation

Circulation revenue, including print and digital revenues, was 51.6 percent and 51.5 percent of total revenue for the three and nine months ended September 30, 2024, respectively, and 46.9 percent and 45.6 percent of total revenue for the three and nine months ended September 30, 2023, respectively.

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

Printing, distribution and other

Printing, distribution and other revenue was 10.0 percent and 9.9 percent of total revenue for the three and nine months ended September 30, 2024, respectively, and 10.5 percent and 10.7 percent of total revenue for the three and nine months ended September 30, 2023, respectively.

Revenue is primarily generated from printing and distribution of other newspapers, mailed advertisements for business customers, and sublease income. In the third quarter, the Company’s partner for its program to distribute mailed advertisements for business customers, located in Tempe, Arizona, gave their six-month termination notice. The program generates approximately $350,000 a month in revenue, although recently this program is experiencing revenue declines, consistent with the overall industry trend of declining mailed advertisements. The Company does not expect a significant financial impact from the termination of this agreement in April 2025.

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

DallasNews Corporation Third Quarter 2024 on Form 10-Q 21

Other Non-Operating Components

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	Percentage Change	2023	2024	Percentage Change	2023
Other income, net	$536	56.7%	$342	$1,788	65.2%	$1,082

Income tax provision	$345	148.2%	$139	$322	(18.9)%	$397

Other income, net – Other income, net primarily includes net periodic pension and other post-employment benefit, and interest income.

Net periodic pension and other post-employment benefit was $474 and $225 for the three months ended September 30, 2024 and 2023, respectively, and $1,422 and $674 for the nine months ended September 30, 2024 and 2023, respectively.

In the three months ended September 30, 2024 and 2023, the Company recorded $5 and $118, respectively, and $164 and $287 in the nine months ended September 30, 2024 and 2023, respectively, of interest income from the Company’s investment in CD’s.

Income tax provision – The Company recognized an income tax provision of $345 and $139 for the three months ended September 30, 2024 and 2023, respectively, and $322 and $397 for the nine months ended September 30, 2024 and 2023, respectively, due to the effect of the Texas franchise tax. Effective income tax rates were (9.2) percent and (8.8) percent for the nine months ended September 30, 2024 and 2023, respectively.

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

DallasNews Corporation Third Quarter 2024 on Form 10-Q 22

Results of Operations by Reportable Segment (unaudited)

Advertising and marketing services revenue

The table below sets forth advertising and marketing services revenue by reportable segment. Prior period was recast as a result of the Company’s change in segment reporting.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	Percentage Change	2023 (Recast)	2024	Percentage Change	2023 (Recast)
TDMN
Print advertising	$5,404	(40.5)%	$9,082	$17,601	(38.6)%	$28,672
Digital advertising	2,156	2.3%	2,108	6,388	(0.8)%	6,440
Agency
Marketing and media services	4,417	25.9%	3,509	12,418	11.7%	11,119
Advertising and Marketing Services	$11,977	(18.5)%	$14,699	$36,407	(21.2)%	$46,231

TDMN

Print advertising revenue decreased $3,099 and $10,748 in the three and nine months ended September 30, 2024, respectively, resulting from the Company’s strategic decisions to exit its shared mail program and discontinue print-only editions of its niche publications at the end of August 2023. All remaining print advertising revenue decreased $579 and $323 in the three and nine months ended September 30, 2024, respectively, driven by a volume decline.

Digital advertising revenue improved $48 in the three months ended September 30, 2024, and remained flat in the nine months ended September 30, 2024, primarily due to an increase in advertisements in The Dallas Morning News’ digital replica known as the ePaper, offset by a decline in digital advertisements on dallasnews.com.

Agency

Marketing and media services revenue improved $908 and $1,299 in the three and nine months ended September 30, 2024, respectively, primarily resulting from two new customer contracts focused on media services that began in the third quarter of 2024.

Circulation revenue

The table below sets forth circulation revenue all included in the TDMN segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	Percentage Change	2023	2024	Percentage Change	2023
TDMN
Print circulation	$11,460	(4.2)%	$11,964	$34,819	(4.6)%	$36,489
Digital circulation	4,602	8.8%	4,230	13,724	17.2%	11,712
Circulation	$16,062	(0.8)%	$16,194	$48,543	0.7%	$48,201

Print circulation revenue decreased $504 and $1,670 in the three and nine months ended September 30, 2024, respectively, primarily driven by a decline in print subscriptions of 7,259 or 10.2 percent when compared to September 30, 2023, partially offset by rates increasing approximately 7.2 percent.

Digital circulation revenue improved $372 and $2,012 in the three and nine months ended September 30, 2024, respectively, driven by rates increasing approximately 13.5 percent, while digital-only subscriptions declined 5,348 or 8.0 percent when compared to September 30, 2023. In the third quarter, the Company modified its digital subscription strategy to a volume-centric strategy, resulting in a slight increase in digital-only subscriptions when compared to March 31, 2024.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 23

Printing, distribution and other revenue

The table below sets forth printing, distribution and other revenue by reportable segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	Percentage Change	2023	2024	Percentage Change	2023
TDMN	$3,101	(11.4)%	$3,499	$9,353	(13.8)%	$10,856
Agency	—	(100.0)%	107	—	(100.0)%	425
Printing, Distribution and Other	$3,101	(14.0)%	$3,606	$9,353	(17.1)%	$11,281

TDMN

The TDMN segment’s printing, distribution and other revenue decreased $398 and $1,503 in the three and nine months ended September 30, 2024, respectively, primarily due to declines in revenue from commercial printing and distribution, and mailed advertisements for business customers.

Agency

The Agency segment’s printing, distribution and other revenue consisted only of sublease income from Medium Giant’s former sales office that was partially subleased. The lease and sublease both ended in the third quarter of 2023.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 24

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense by reportable segment, and Corporate and Other category.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	Percentage Change	2023	2024	Percentage Change	2023
TDMN
Employee compensation and benefits	$10,379	(8.2)%	$11,301	$31,162	(11.3)%	$35,114
Other production, distribution and operating costs	10,470	(15.2)%	12,351	31,044	(20.6)%	39,105
Newsprint, ink and other supplies	1,116	(49.8)%	2,225	3,356	(50.3)%	6,755
Agency
Employee compensation and benefits	2,119	(14.1)%	2,467	6,653	(11.9)%	7,554
Other production, distribution and operating costs	2,068	24.3%	1,664	5,560	2.0%	5,449
Newsprint, ink and other supplies	185	17.8%	157	531	N/M *	157
Corporate and Other
Employee compensation and benefits (including severance)	5,550	98.4%	2,797	11,088	30.4%	8,506
Other production, distribution and operating costs	2,960	7.1%	2,763	8,999	19.3%	7,545
Depreciation	411	5.9%	388	1,216	8.8%	1,118
Total Operating Costs and Expense	$35,258	(2.4)%	$36,113	$99,609	(10.5)%	$111,303

* N/M-not meaningful

Employee compensation and benefits – TDMN expense decreased $922 and $3,952 in the three and nine months ended September 30, 2024, respectively, due to headcount reductions resulting from the 2023 Voluntary Severance Program (the “VSO”). Agency expense declined $348 and $901 in the three and nine months ended September 30, 2024, respectively, as a result of first quarter headcount reductions at Medium Giant. Total Company employee headcount is 534, a decrease of 74 or 12.2 percent when compared to September 30, 2023, primarily resulting from the VSO, which also resulted in reduced Corporate headcount. In the third quarter of 2024, the Company recorded severance expense of $2,982, primarily related to the Company’s transition to a smaller printing facility, resulting in increased Corporate and Other expense.

Other production, distribution and operating costs – TDMN expense decreased $1,881 and $8,061 in the three and nine months ended September 30 2024, respectively, primarily due to reduced distribution expense associated with lower circulation, including discontinuing print-only editions of the Company’s niche publications and ending its shared mail program to distribute preprinted advertisements. Agency expense increased $404 and $111 in the three and nine months ended September 30 2024, respectively, due to revenue-related outside services expense for two new customer contracts focused on media services that began in the third quarter of 2024. In the second quarter of 2023, the Company recorded a non-recurring lease cost benefit of $556 included in Corporate and Other expense.

Newsprint, ink and other supplies – TDMN expense decreased $1,109 and $3,399 in the three and nine months ended September 30, 2024, respectively, due to reduced newsprint pricing and lower circulation. Beginning in the third quarter of 2023, the Agency segment began incurring costs associated with printing out of market inserts for media services clients. Newsprint consumption for the three months ended September 30, 2024 and 2023, approximated 1,179 and 1,521 metric tons, respectively, at an average cost per metric ton of $626 and $770, respectively. Newsprint consumption for the nine months ended September 30, 2024 and 2023, approximated 3,556 and 5,076 metric tons, respectively, at an average cost per metric ton of $650 and $800, respectively.

Depreciation – Expense increased in the three and nine months ended September 30, 2024, primarily due to print production assets, and office and computer equipment upgrades that were put in-service, causing a higher depreciable asset base.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 25

Adjusted Operating Income (Loss) by Reportable Segment (unaudited)

The CODM uses adjusted operating income (loss) for the purposes of evaluating performance and allocating resources. Adjusted operating income (loss) does not include depreciation or severance expense. Adjusted operating income (loss) is not a measure of financial performance under generally accepted accounting principles (“GAAP”). Management believes that the non-GAAP measure presented is an important metric that provides a focus on the underlying ongoing operating performance of its businesses on a consistent basis across reporting periods. Adjusted operating income (loss) should not be considered in isolation or as a substitute for other comparable measures prepared in accordance with GAAP. Additionally, this non-GAAP measure may not be comparable to similarly-titled measures of other companies.

The table below sets forth adjusted operating income (loss) by reportable segment, and Corporate and Other category.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
TDMN
Total net operating revenue	$26,723	$30,883	$81,885	$94,169
Adjusted operating expense	21,965	25,877	65,562	80,974
Adjusted Operating Income	$4,758	$5,006	$16,323	$13,195
Agency
Total net operating revenue	$4,417	$3,616	$12,418	$11,544
Adjusted operating expense	4,372	4,288	12,744	13,160
Adjusted Operating Income (Loss)	$45	$(672)	$(326)	$(1,616)
Corporate and Other
Total net operating revenue	$—	$—	$—	$—
Adjusted operating expense	5,528	5,224	16,329	14,890
Adjusted Operating Loss	$(5,528)	$(5,224)	$(16,329)	$(14,890)

Total Adjusted Operating Loss	$(725)	$(890)	$(332)	$(3,311)
Excluded expenses:
Depreciation	411	388	1,216	1,118
Severance expense	2,982	336	3,758	1,161
Operating Loss	$(4,118)	$(1,614)	$(5,306)	$(5,590)
Other income, net	536	342	1,788	1,082
Loss Before Income Taxes	$(3,582)	$(1,272)	$(3,518)	$(4,508)

TDMN

Adjusted operating income decreased $248 for the three months ended September 30, 2024, and improved $3,128 for the nine months ended September 30, 2024, primarily due to expense savings from the Company ending its shared mail program and print-only niche publications, as well as headcount reductions resulting from the VSO.

Print advertising revenue decreased 9.7 percent and 1.8 percent for the three and nine months ended September 30, 2024, respectively, excluding the preprint business and niche publications.

Circulation revenue was flat for the three and nine months ended September 30, 2024, driven by increased pricing that is offsetting the decline in digital subscriptions. The Company continues to focus on finding a sustainable strategy that balances price with the ability to continue to grow its digital subscriber base. In the third quarter, the Company modified its digital subscription strategy to a volume-centric strategy, resulting in a slight increase in digital-only subscriptions when compared to March 31, 2024.

Agency

Adjusted operating income (loss) improved $717 and $1,290 for the three and nine months ended September 30, 2024, respectively, primarily due to marketing and media services revenue increasing 25.9 percent and 11.7 percent for the three and nine months ended September 30, 2024, respectively, reflecting Medium Giant’s focus on more relevant solutions for media services clients.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 26

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of September 30, 2024 and December 31, 2023, were $13,988 and $11,697, respectively. As of September 30, 2024, the Company no longer held short-term investments. As of December 31, 2023, the Company had $10,781 in short-term investments for CD’s, including interest, as discussed below.

The Company expects to have cash flow and expense reduction measures in place to help offset future revenue declines. The Company believes it has adequate cash to continue to fund operating activities and capital spending.

On May 14, 2024, the Company announced it will streamline its printing operations, currently located in Plano, Texas, into a smaller, leased facility that will require fewer employees. As part of this transition, the Company expects to make capital investments of approximately $8,000 in a more efficient press and related equipment. The Company entered into a five-year lease that commenced on June 28, 2024, for a 67,600 square-foot facility located in Carrollton, Texas. This operating lease resulted in a right-of-use asset and lease liability of $3,537 in aggregate upon commencement. This transition will allow the Company to keep its operations in North Texas and continue to produce a seven-day print edition for the foreseeable future. The new facility is expected to be operational in early 2025, and until then, all operations will remain in the current facility. Once the transition is completed, the Company expects to benefit from annual expense savings of approximately $5,000.

In the third quarter of 2024, the Company began actively marketing the Plano facility for sale, including the land, building and most of the production assets. In connection with the transition to a smaller printing facility, the Company currently expects to reduce its headcount by 75, or 14 percent, in the first quarter of 2025. The Company accrued severance of $2,790 for the printing facility transition, included in other accrued expense in the Consolidated Balance Sheet as of September 30, 2024. In the nine months ended September 30, 2024, the Company made capital investments of $5,164 for this transition and expects to spend approximately $2,500 for the remaining capital needed for the facility.

As previously announced on May 14, 2024, based on the required capital investments to support the transition of the print operations, the Company’s board of directors authorized suspending the declaration and payment of dividends until further notice. In the third quarter of 2024, DallasNews’ board of directors approved the termination of the Company’s previously authorized repurchase authority.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash used for operating activities for the nine months ended September 30, 2024 and 2023, was $2,317 and $114, respectively. Cash flows used for operating activities increased by $2,203 during the nine months ended September 30, 2024, when compared to the prior year period, primarily due to severance payments to the VSO participants that left the Company in the first quarter, partially offset by an improvement in the loss from operations.

Investing Cash Flows

Net cash provided by (used for) investing activities was $5,464 and $(11,359) for the nine months ended September 30, 2024 and 2023, respectively. In 2023, the Company invested $10,500 in CD’s with original maturities of one year or less, which resulted in cash proceeds of $120. In the first quarter of 2024, $10,000 matured and the Company reinvested $9,909 in CD’s, which the Company terminated, without penalty, in the second quarter. In the third quarter, the remaining $500 in CD’s matured. The Company received cash proceeds of $445 in 2024 from the return on the Company’s investments in CD’s. Cash flows used for investing activities also included $5,481 in 2024, primarily related to the new printing facility, and $974 of capital spending in 2023.

Financing Cash Flows

Net cash used for financing activities was $856 and $2,570 for the nine months ended September 30, 2024 and 2023, respectively, all attributable to dividend payments.

Financing Arrangements

None.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 27

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2024, management concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2024, the Company implemented a new cloud-based system for advertising billing. In connection with this system implementation, the Company updated its internal control over financial reporting to accommodate the resulting changes to its existing controls, systems and procedures.

There were no other changes in the Company’s internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation Third Quarter 2024 on Form 10-Q 28

PART II

Item 1. Legal Proceedings

A number of legal proceedings are pending against DallasNews. In the opinion of management, liabilities, if any, arising from these legal proceedings would not have a material adverse effect on DallasNews’ results of operations, liquidity or financial condition. See Note 10 – Contingencies for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

In the third quarter of 2024, DallasNews’ board of directors approved the termination of the Company’s previously authorized repurchase authority.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

DallasNews Corporation Third Quarter 2024 on Form 10-Q 29

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

DallasNews Corporation Third Quarter 2024 on Form 10-Q 30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLASNEWS CORPORATION

By:	/s/	Catherine G. Collins
Catherine G. Collins
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 12, 2024

DallasNews Corporation Third Quarter 2024 on Form 10-Q 31