Form 10-K
period 2024-12-31
DallasNews Corp
filed 2025-03-18
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2024, based on the closing price for the registrant’s Series A Common Stock on such date as reported on The Nasdaq Stock Market LLC, was approximately $16,626,180.*

Shares of Common Stock outstanding at March 12, 2025: 5,352,490 shares (consisting of 4,739,012 shares of Series A Common Stock and 613,478 shares of Series B Common Stock).

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as a share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Selected designated portions of the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held on May 8, 2025, are incorporated by reference into Parts II and III of this Annual Report.

DallasNews Corporation 2024 Annual Report on Form 10-K

DALLASNEWS CORPORATION

FORM 10-K

DallasNews Corporation 2024 Annual Report on Form 10-K

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K concerning DallasNews Corporation’s (the “Company”) planned transition of print operations, expected capital investments and expense savings related to the transition, use of the proceeds from the sale of its Plano, TX printing facility, the Company’s business outlook or future economic performance, revenues, expenses, cash balance, capital expenditures, investments, impairments, business initiatives, pension plan contributions and obligations, working capital, future financings and other financial and non-financial items that are not historical facts are “forward-looking statements” as the term is defined under applicable federal securities laws. Words such as “anticipate,” “assume,” “believe,” “can,” “could,” “estimate,” “forecast,” “intend,” “expect,” “may,” “project,” “plan,” “seek,” “should,” “target,” “will,” “would” and their opposites and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include changes in advertising demand and other economic conditions; the timeline for transitioning print operations; consumers’ tastes; newsprint and distribution prices; program costs; the Company’s ability to successfully execute the Return to Growth Plan; the Company’s ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market; the success of the Company’s digital strategy; labor relations; cybersecurity incidents; and technological obsolescence. Among other risks, there can be no guarantee that the Company’s board of directors will approve a quarterly dividend in the future or that the Company’s financial projections are accurate, as well as other risks described in this Annual Report on Form 10-K and the Company’s other public disclosures and filings with the Securities and Exchange Commission. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

The Dallas Morning News (“TDMN” or “The News”) is Texas’ leading daily newspaper with an excellent journalistic reputation, intense regional focus and close community ties. The company has won nine Pulitzer Prizes and is the oldest continuously operated business in Texas, dating back to 1842.

In addition, the Company has a full-service agency, Medium Giant, with capabilities including strategy, creative and media management with a focus on strategic and digital marketing, and data intelligence that provide a measurable return on investment to its clients.

Business Overview

The Company’s goal is to create value for investors by being the premier provider of relevant and original local journalism in North Texas so citizens can make informed choices about their lives and the life of the communities in which they live. This commitment to excellence in journalism attracts and retains subscribers to the print edition, the digital site, and mobile applications.

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

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 3

Businesses producing and providing services within the print and newspaper industry have encountered significant declines in revenue as a result of increasing use of the internet for delivery of information. These businesses have been challenged to find alternative solutions to offset the loss of revenue. The majority of revenues within the newspaper industry were historically generated from display and classified advertisements followed by revenues from subscriptions and retail sales of newspaper. Revenues from subscriptions and retail sales of newspapers have experienced greater resilience as readers have been willing to pay higher prices for the product, which has substantially offset lower circulation volumes. The Company has faced ongoing revenue declines primarily in print advertising and expects these trends to continue. As a result the Company is more focused on a digital news format to offset some of its declines in print, specifically around advertising. Preprint advertising continues to experience a much greater secular decline across the industry and may eventually become obsolete. In the third quarter of 2023, the Company made the strategic decision to exit its shared mail program to deliver weekly preprints.

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

Advertising and Marketing Services Revenue - Advertising and marketing services revenue accounted for approximately 38 percent of total revenue for 2024.

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

Circulation Revenue - Circulation revenue accounted for approximately 52 percent of total revenue for 2024.

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

Digital circulation revenue is generated by digital-only subscriptions. The Company’s news websites, including dallasnews.com and aldiadallas.com, are the leading English and Spanish news and social media platforms in the North Texas region. The News’ websites offer late-breaking and other up-to-date news coverage, user-generated content, advertising, e-commerce and other services. The Company’s journalists have expanded their reach and deepened their engagement with audiences by delivering news, and local customized content and advertising across multiple social media platforms such as newsletters, blogs, Facebook and X, formerly known as Twitter, which direct traffic to the Company’s news websites. In addition, a digital replica of The Dallas Morning News, known as the ePaper, is available to subscribers to consume news through a digital device in a more traditional format. The Company’s success depends to a significant extent on its ability to develop and manage the digital business in response to the changes in consumers’ preferences and behaviors, as well as changes to advertising expenditures, as described above.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 4

Printing, Distribution and Other Revenue - Printing, distribution and other revenue accounted for approximately 10 percent of total revenue for 2024 and includes commercial printing and distribution, and shared mail packaging services.

Commercial printing and distribution services are provided for certain national newspapers, leveraging the capacity of the Company’s production and distribution assets. The Company believes the incremental revenue from these services allows a greater return from its operating assets.

A shared mail packaging business is operated in Tempe, Arizona, providing mailed advertisements for business customers; however, in the third quarter, the Company’s partner for its program to distribute mailed advertisements gave their six-month termination notice, ending the agreement in April 2025.

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

During 2024, Company operations consumed 4,850 metric tons of newsprint at an average cost of $646 per metric ton. Consumption of newsprint in 2023 was 6,658 metric tons at an average cost of $779 per metric ton.

The Company’s newspaper and other commercial print products are produced at a facility in Plano, Texas. The Company’s new leased facility is expected to be fully operational in 2025; see Note 9 – Long-Lived Assets for additional information. Distribution of printed products to subscribers, retailers and newsstands is made under terms of agreements with third-party distributors. The Company believes a sufficient number of third-party distributors exist to allow uninterrupted distribution of the Company’s products. However, there are challenges with third-party distributors being able to retain carriers to deliver the newspaper. In addition, if third-party service providers face financial difficulties or terminate their relationship with the Company, this could adversely affect the Company’s ability to satisfy its customers or operate the business, and could affect results of operations.

Competitive Strengths and Challenges

The Company’s strengths include:

•the largest news-gathering operation in North Texas

•the opportunity to build valuable first-party data sets about consumers in North Texas due to the millions of unique visitors who come to the Company’s websites monthly

•the ability to develop innovative new product and service offerings which leverage the Company’s brand equity, existing content, distribution platforms, technologies and relationships

•the ability to provide clients with full-service agency capabilities including strategic and creative services, website management and content services, and media services which allow our clients to connect with their business, their brand and their audiences

•sufficient liquidity to allow the Company to invest opportunistically in the Company’s business

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

•the ability to manage operating costs effectively according to market pressures

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 5

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

Strategy

DallasNews is committed to producing quality journalism for its communities and providing innovative digital marketing solutions for its customers through its agency capabilities, while creating value for shareholders over the long-term. The Company continuously evaluates its operations and investments against various economic factors to determine the appropriate strategies.

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

•grow recurring advertising and digital marketing services revenue through a client-first approach and enhanced full-service agency capabilities

•improve print revenues and increase utilization of operating assets by maintaining profitable print and distribution services to third parties

•continue to align costs with revenue, maintain liquidity to support future business and product initiatives, and provide flexibility to meet strategic investment opportunities and other cash flow requirements

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 6

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

Employees

As of December 31, 2024, the Company had 526 employees, a headcount decrease of 75 or 12.5 percent when compared to December 31, 2023, primarily resulting from the 2023 Voluntary Severance Program. Approximately 22 percent of the Company’s employees are under a collective bargaining agreement that became effective on July 1, 2023. The Company expects additional headcount reductions in 2025 related to its printing facility transition. See Note 9 – Long-Lived Assets for additional information.

The Company considers its relationship with its employees to be very good and is committed to an equitable and inclusive workplace that reflects the diversity of its local readers and the communities it serves.

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

Item 1B. Unresolved Staff Comments

None.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 7

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

•Reviews of IT Internal Controls: Reviews are performed by the Company’s internal audit team to assess the effectiveness of IT internal controls and compliance with the Company’s policies, and any identified weaknesses are promptly addressed.

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

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 8

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

Role of the Board of Directors

The board of directors has delegated to the Audit Committee oversight responsibility for the Company’s risk management, including cybersecurity. The Audit Committee receives an annual comprehensive report from the Company’s President and the Vice President of Information Technology (“VP of IT”) covering the Company’s cybersecurity posture, incidents, if any, and risk mitigation efforts, and receives ad hoc reporting of any material cybersecurity incidents.

Role of Management

Management plays a crucial role in assessing and managing material risks from cybersecurity threats. At the management level, the Company’s cybersecurity risk management and strategy is led by its VP of IT, who reports to the Company’s President. The qualifications of the VP of IT include 26 years of IT management, cybersecurity and information governance experience. The VP of IT is regularly informed about the latest developments in cybersecurity, including emerging threats and technologies to adapt security measures accordingly. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation and remediation of cybersecurity incidents. Management’s role includes:

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

The VP of IT is promptly informed of potential cybersecurity risks, threats and vulnerabilities by the Company’s IT security team or the Company’s SIEM partner. Once an incident has been identified, the VP of IT and the IT security team assess the criticality and impact of the incident on the Company’s business operations. The VP of IT then formulates and oversees a response to contain, eradicate and resolve incidents in accordance with the Company’s incident response plan. Management is responsible for reporting incidents to the appropriate authorities as necessary and engaging the Audit Committee on all material incidents.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 9

Item 2. Properties

Operations	Ownership	Location
Corporate and The Dallas Morning News	Leased	Dallas, Texas
Printing facility	Owned	Plano, Texas
Printing facility	Leased	Carrollton, Texas
Shared mail packaging office and warehouse	Leased	Tempe, Arizona

In addition to the properties above, the Company has various leased locations it uses for news reporting and the distribution of the Company’s publications, and it leases property in Tulsa, Oklahoma used for sales operations. As of December 31, 2024, in aggregate, the Company leased facilities for current use consisting of approximately 288,000 square feet, which includes leased space for its new printing facility in Carrollton, Texas. Until March 11, 2025, the Company owned a printing facility in Plano, Texas that is approximately 620,000 square feet and is located on approximately 1,258,000 square feet of land. Following the sale, the Company is leasing the facility until the new printing facility is fully operational in 2025. See Note 9 – Long-Lived Assets and Note 12 – Subsequent Events for additional information regarding the printing facility transition and recent sale.

Item 3. Legal Proceedings

DallasNews and its subsidiaries may from time to time be subject to litigation, including matters relating to alleged libel or defamation, governmental proceedings and investigations. Management assesses the likelihood of adverse judgments or outcomes when matters are pending, as well as the ranges of probable losses to the extent losses are reasonably estimable. Adverse determinations in any such matters could require DallasNews to make monetary payments or result in other sanctions or findings that could adversely affect the Company’s business, financial condition and results of operations. Insurance coverage, if any, may not be adequate to cover all costs and/or losses. In some instances, the Company may have a contractual obligation from a third party to indemnify liabilities related to litigation or governmental investigation, but if the third party fails to indemnify us, the Company would be responsible for monetary damages. In the opinion of our management, there are no pending legal proceedings that, if decided adversely to us, would have a material adverse effect on our results of operations, liquidity or financial condition.

Item 4. Mine Safety Disclosures

None.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 10

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

	Stock Price			Dividends
	High	Low	Close	Declared and Paid (1)
2024
Fourth quarter	$7.86	$4.02	$7.43	$—
Third quarter	4.75	2.98	4.19	—
Second quarter	3.99	3.44	3.59	—
First quarter	4.68	3.74	3.82	0.16

2023
Fourth quarter	$4.85	$3.72	$4.25	$0.16
Third quarter	5.13	3.81	4.60	0.16
Second quarter	4.80	3.75	3.89	0.16
First quarter	5.70	3.83	4.42	0.16

(1)Cash dividends are recorded in the period declared. This table reflects the period the dividends were paid.

The closing price of the Company’s Series A common stock as reported on The Nasdaq Stock Market LLC on March 12, 2025, was $6.82. The approximate number of shareholders of record of the Company’s Series A and Series B common stock at the close of business on March 12, 2025, was 269 and 64, respectively.

Equity Compensation Plan Information

The information set forth under the heading “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders, to be held on May 8, 2025 is incorporated herein by reference.

Sales of Unregistered Securities

During 2024 and 2023, shares of the Company’s Series B common stock in the amounts of 1,150 and 80, respectively, were converted, on a one-for-one basis, into shares of Series A common stock. The Company did not register the issuance of these securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption under Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

In the third quarter of 2024, DallasNews’ board of directors approved the termination of the Company’s previously authorized repurchase authority.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 11

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

The Company also has a Corporate and Other category that includes certain unallocated general corporate expenses, as well as costs that are not associated with the ongoing operations of the segments. As applicable, prior period information has been recast by segment to reflect current period presentation for comparative purposes. See Note 11 - Segment Reporting for additional information.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 12

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

Overview of Significant Transactions

Operating results for 2024 reflect relative stability in circulation revenue while print advertising revenue continues to decline as expected. The Company is committed to maintaining the leading digital and print platforms for delivering news of the highest quality and reliability in the North Texas area, as well as creating and developing innovative print and digital marketing services capabilities that address the needs of clients and advertisers. The Company continues its efforts to diversify revenues through its digital platforms for delivery of news and advertising, growing its paid digital subscriptions, and leveraging its brand and personnel to enhance its media agency solutions. However, there is no guarantee the Company will be able to generate enough digital revenue or margin to offset the possible future loss of print advertising and circulation revenue.

On December 18, 2024, the Company announced it entered into an agreement (the “Sale Agreement”) with 2201 Luna Road, LLC, a Texas limited liability company (as succeeded by Plano Estates, LLC, a Texas limited liability company, the “Purchaser”) to sell the building that currently serves as the Company’s print facility, including the surrounding land and most of the production assets (collectively, the “North Plant Property”). The Sale Agreement was entered into in connection with the Company’s announcement on May 14, 2024, that it will be streamlining its print operations to a smaller, leased facility (see Note 4 – Leases) that will require fewer employees. This transition will allow the Company to keep its operations in North Texas and continue to produce a seven-day print edition for the foreseeable future. Once the transition is completed, the Company expects to benefit from annual expense savings of approximately $5,000.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 13

The sale price of the North Plant Property is $43,500, with an initial estimated closing date of February 1, 2025, pending the customary inspection period that was initially scheduled to end on January 17, 2025. In December 2024, the Company received cash proceeds of $320 for the nonrefundable deposits, included in other accrued expense in the Consolidated Balance Sheet as of December 31, 2024.

On December 23, 2024, the Company announced it entered into a First Amendment to Purchase and Sale Agreement (the “Amendment”) to provide the Purchaser a one-time right to concurrently extend the inspection period to January 31, 2025, and the closing date to February 28, 2025. Subsequent to the Amendment, the Company and the Purchaser entered into three additional amendments related to extending the inspection period and closing date, and environmental remediation. On March 11, 2025, the Company completed the sale of the North Plant Property. See Note 12 – Subsequent Events for additional information regarding the recent sale and related events.

Following the sale, the Company intends to lease the North Plant Property until the new printing facility is fully operational in 2025. The North Plant Property assets, including all production equipment, were still being used by the Company as of December 31, 2024, and are included in property, plant and equipment, net in the Consolidated Balance Sheets. The Company currently expects to reduce its headcount by 76, or 14.4 percent, in 2025 and accrued related severance of $2,765, included in other accrued expense in the Consolidated Balance Sheet as of December 31, 2024. In 2024, the Company made capital investments of $6,404 for a more efficient press and related equipment, and expects to spend approximately $2,000 subsequent to December 31, 2024, for the remaining capital needed for the new facility.

As of December 31, 2024, the Company no longer held short-term investments, which consisted of Certificates of Deposit (“CD’s”) with original maturities of more than 90 days but one year or less. In May 2024, the Company terminated its short-term investments of $9,909 in CD’s without penalty, and $500 in CD’s matured in the third quarter. See Note 3 – Financial Instruments and Accounts Receivable, Net for additional information.

During the year ended December 31, 2024, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there was no significant decrease in the market value of the long-lived assets or significant change in the extent or manner in which the asset group is being used or in its physical condition as of December 31, 2024, and there was no significant adverse change in legal factors or in the business climate during the period that could affect the value of the asset group. Based upon the review of indicators, the Company did not identify any events or changes in circumstances that indicate the carrying amount of long-lived assets may not be recoverable. In part this is due to the fair value of certain land and buildings significantly exceeding their carrying value.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 14

RESULTS OF OPERATIONS

Consolidated Results of Operations

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for 2024 and 2023. The table below sets forth the components of DallasNews’ operating loss.

	Years Ended December 31,
	2024	Percentage Change	2023
Advertising and marketing services	$47,900	(18.9)%	$59,038
Circulation	64,891	(0.7)%	65,349
Printing, distribution and other	12,600	(17.7)%	15,309
Total Net Operating Revenue	$125,391	(10.2)%	$139,696

Employee compensation and benefits	63,923	(8.0)%	69,445
Other production, distribution and operating costs	61,663	(9.3)%	68,008
Newsprint, ink and other supplies	5,256	(40.2)%	8,793
Depreciation	1,607	5.7%	1,520
Total Operating Costs and Expense	$132,449	(10.4)%	$147,766

Operating Loss	$(7,058)	12.5%	$(8,070)

Revenues

Advertising and marketing services

Advertising and marketing services revenue, including print, digital, and marketing and media services revenues, was 38.2 percent and 42.2 percent of total revenue for 2024 and 2023, respectively.

Print advertising – TDMN segment revenue that is primarily comprised of display and classified advertising space within the Company’s newspaper. Display revenue results from sales of advertising space within the Company’s newspaper to local, regional or national businesses with local operations, affiliates or resellers. Classified revenue, which includes automotive, real estate, employment, obituaries, immigration, and other, results from sales of advertising space in the classified and other sections of the Company’s newspaper. At the end of August 2023, the Company exited its shared mail program to deliver weekly preprints and discontinued print-only editions of its niche publications.

Digital advertising – TDMN segment revenue that is generated by digital sales of banner, classified and native advertisements on the Company’s news websites, social media platforms and mobile apps. Prior to the segment reporting change, digital advertising, and marketing and media services revenues were reported in aggregate. Prior period was recast in the revenue table below.

Marketing and media services – Agency segment revenue that is primarily comprised of strategic and creative services, website management and content services, media services consisting of paid search, social and targeted digital advertising on third-party platforms (programmatic), as well as traditional media including direct mail, promotional products, out of market print inserts, and over-the-top advertising on streaming platforms. The revenue also includes subscriptions to the Company’s multi-channel marketing solutions cloud-based software and services.

Circulation

Circulation revenue, all included in the TDMN segment, was 51.8 percent and 46.8 percent of total revenue for 2024 and 2023, respectively. Print circulation is generated primarily by selling home delivery subscriptions, including premium publications, and from single copy sales to non-subscribers. Digital circulation is generated by digital-only subscriptions.

Printing, distribution and other

Printing, distribution and other revenue was 10.0 percent and 11.0percent of total revenue for 2024 and 2023, respectively. TDMN segment revenue that is primarily generated from printing and distribution of other newspapers, mailed advertisements for business customers, and sublease income. In the third quarter, the Company’s partner for its program to distribute mailed advertisements for business customers, located in Tempe, Arizona, gave their six-month termination notice. The program generates approximately $350,000 a month in revenue, although recently this program is experiencing revenue declines, consistent with the overall industry trend of declining mailed advertisements. The Company does not expect a significant financial impact from the termination of this agreement in April 2025.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 15

Operating Expenses

Employee compensation and benefits – Includes labor and employee benefits costs, as well as severance expense that is not allocated to the two segments since management believes this expense is not associated with the ongoing operations of the segments.

Other production, distribution and operating costs – Includes distribution, outside services, lease cost, utilities, building and computer equipment maintenance, as well as other miscellaneous expenses such as travel and entertainment, and advertising and promotion expenses.

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

Other Non-Operating Components

The table below sets forth the other components of the Company’s results of operations.

	Years Ended December 31,
	2024	Percentage Change	2023
Other income, net	$2,233	57.0%	$1,422

Income tax provision (benefit)	$(4,956)	N/M	$464

N/M – not meaningful

Other income, net – Other income, net primarily includes net periodic pension and other post-employment benefit, interest income (expense) and gain (loss) from investments. Net periodic pension and other post-employment benefit was $1,895 and $899 in 2024 and 2023, respectively.

In 2024 and 2023, the Company recorded $164 and $401, respectively, of interest income from the Company’s investment in CD’s.

In 2023, the Company released a reserve for interest and penalties included in other liabilities and recognized $36 in other income, net, in connection with a federal uncertain tax reserve for which the statute of limitations lapsed.

Income tax provision (benefit) – The income tax benefit of $4,956 recorded in 2024, was due to the partial release of the valuation allowance to account for deferred tax assets that were determined to be realizable, partially offset by the effect of the Texas franchise tax. The income tax provision of $464 recorded in 2023, was due to the effect of the Texas franchise tax, and includes a tax benefit of $66 for the release of a federal uncertain tax reserve for which the statute of limitations lapsed.

Effective income tax rates were 102.7 percent and (7.0) percent in 2024 and 2023, respectively. The 2024 effective income tax rate includes the impact of the partial release of the valuation allowance. Excluding the valuation allowance impact, the effective income tax rate in 2024 would be (9.2) percent.

Legal proceedings – From time to time, the Company is involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. Management routinely assesses the likelihood of adverse judgments or outcomes in these matters, as well as the ranges of probable losses to the extent losses are reasonably estimable. Accruals for contingencies are recorded when, in the judgment of management, adverse judgments or outcomes are probable and the financial impact, should an adverse outcome occur, is reasonably estimable. The determination of likely outcomes of litigation matters relates to factors that include, but are not limited to, past experience and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. Predicting the outcome of claims and litigation and estimating related costs and financial exposure involves substantial uncertainties that could cause actual results to vary materially from estimates and accruals. In the opinion of management, liabilities, if any, arising from currently existing claims against the Company would not have a material adverse effect on DallasNews’ results of operations, liquidity or financial condition.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 16

Results of Operations by Reportable Segment

Advertising and marketing services revenue

The table below sets forth advertising and marketing services revenue by reportable segment. Prior period was recast as a result of the Company’s change in segment reporting.

	Years Ended December 31,
	2024	Percentage Change	2023 (Recast)
TDMN
Print advertising	$22,914	(34.6)%	$35,045
Digital advertising	8,633	(0.0)%	8,634
Agency
Marketing and media services	16,353	6.5%	15,359
Advertising and Marketing Services	$47,900	(18.9)%	$59,038

TDMN

In 2024, print advertising revenue decreased $10,748, resulting from the Company’s strategic decisions to exit its shared mail program and discontinue print-only editions of its niche publications at the end of August 2023. All remaining print advertising revenue decreased $1,383, driven by a decline in advertisements in The Dallas Morning News.

Digital advertising revenue remained flat in 2024, primarily due to an increase in advertisements in The Dallas Morning News’ digital replica known as the ePaper, offset by a decline in digital advertisements on dallasnews.com.

Agency

Marketing and media services revenue improved $994 in 2024, primarily resulting from two customer contracts focused on media services that began in 2024.

Circulation revenue

The table below sets forth circulation revenue all included in the TDMN segment.

	Years Ended December 31,
	2024	Percentage Change	2023
TDMN
Print circulation	$46,671	(4.8)%	$49,034
Digital circulation	18,220	11.7%	16,315
Circulation	$64,891	(0.7)%	$65,349

Print circulation revenue decreased $2,363 in 2024, primarily driven by a decline in print subscriptions of 7,055 or 10.1 percent when compared to December 31, 2023, partially offset by rates increasing approximately 6.3 percent. In addition, single copy revenue declined in 2024, primarily due to nonrecurring revenue generated in 2023 related to the Texas Rangers World Series win.

Digital circulation revenue improved $1,905 in 2024, driven by an increase in digital-only subscriptions of 1,334 or 2.1 percent when compared to December 31, 2023. In the third quarter, the Company modified its digital subscription strategy to be more volume-centric, resulting in a sequential improvement of 3,119 or 5.1 percent when compared to September 30, 2024.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 17

Printing, distribution and other revenue

The table below sets forth printing, distribution and other revenue by reportable segment.

	Years Ended December 31,
	2024	Percentage Change	2023
TDMN	$12,600	(15.3)%	$14,884
Agency	—	(100.0)%	425
Printing, Distribution and Other	$12,600	(17.7)%	$15,309

TDMN

The TDMN segment’s printing, distribution and other revenue decreased $2,284 in 2024, primarily due to declines in revenue from commercial printing and distribution, including the loss of $913 in revenue from a canceled commercial printing partnership, as well as mailed advertisements for business customers. In addition, 2023 included nonrecurring revenue generated from Texas Rangers World Series product sales.

Agency

The Agency segment’s printing, distribution and other revenue consisted only of sublease income from Medium Giant’s former sales office that was partially subleased. The lease and sublease both ended in the third quarter of 2023.

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense by reportable segment, and Corporate and Other category.

	Years Ended December 31,
	2024	Percentage Change	2023
TDMN
Employee compensation and benefits	$41,682	(9.7)%	$46,169
Other production, distribution and operating costs	42,746	(15.8)%	50,773
Newsprint, ink and other supplies	4,606	(44.8)%	8,341
Agency
Employee compensation and benefits	8,720	(11.7)%	9,877
Other production, distribution and operating costs	7,232	4.8%	6,901
Newsprint, ink and other supplies	650	43.8	452
Corporate and Other
Employee compensation and benefits	13,521	0.9%	13,399
Other production, distribution and operating costs	11,685	13.1%	10,334
Depreciation	1,607	5.7%	1,520
Total Operating Costs and Expense	$132,449	(10.4)%	$147,766

Employee compensation and benefits – TDMN expense decreased $4,487 in 2024, due to headcount reductions resulting from the 2023 Voluntary Severance Program (the “2023 VSO”). Agency expense declined $1,157 in 2024, as a result of first quarter headcount reductions at Medium Giant. Total Company employee headcount is 526 employees, a headcount decrease of 75 or 12.5 percent when compared to December 31, 2023, primarily resulting from the 2023 VSO. The 2023 VSO also resulted in reduced Corporate headcount and expense savings, offset by severance expense recorded in 2024 of $3,803, primarily due to headcount reductions expected in 2025 related to the Company’s transition to a smaller printing facility.

Other production, distribution and operating costs – TDMN expense decreased $8,027 in 2024, primarily due to reduced distribution expense associated with lower circulation, including discontinuing print-only editions of the Company’s niche publications and ending its shared mail program to distribute preprinted advertisements. Agency expense increased $331 in 2024, due to revenue-related outside services expense for two customer contracts focused on media services that began in 2024. In 2023, the Company recorded a non-recurring lease cost benefit of $556 included in Corporate and Other expense.

Newsprint, ink and other supplies – TDMN expense decreased $3,735 in 2024, due to reduced newsprint pricing and lower circulation. Beginning in the third quarter of 2023, the Agency segment began incurring costs associated with printing out of market inserts for media services clients. Newsprint consumption for 2024 and 2023, approximated 4,850 and 6,658 metric tons, respectively, at an average cost per metric ton of $646 and $779, respectively. Currently, the Company is experiencing favorable newsprint pricing; however, certain events or circumstances that in most instances are beyond the Company’s control could have an adverse impact on pricing.

Depreciation – Expense increased in 2024, primarily due to print production assets, and office and computer equipment upgrades that were put in-service, causing a higher depreciable asset base.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 18

Segment Profit (Loss)

The primary measure of segment profitability utilized by the CODM is segment profit (loss). The CODM uses this measure to assess the operating results and performance of the Company’s segments, and perform plan-to-actual comparisons on a monthly and quarterly basis to budget and allocate resources to each segment. Segment profit (loss) excludes Corporate and Other, which reconciles our segment results to consolidated operating income (loss) and income (loss) before income taxes. Corporate and Other includes certain unallocated general corporate expenses, primarily indirect labor, benefits and long-term incentive compensation expenses of certain departments which provide support to both segments, as well as costs that are not associated with the ongoing operations of the segments, such as depreciation, severance expense, impairment charges, and one-time (gains) or losses associated with investments.

The table below sets forth revenue and significant expenses that are included in segment profit (loss) and regularly provided to the Company’s CODM. Due to the adoption of ASU 2023-07 (Note 1), the Company updated its presentation to reflect segment profitability as segment profit (loss).

	Years Ended December 31,
	2024	2023
TDMN
Net operating revenue	$109,038	$123,912

Employee compensation and benefits	41,682	46,169
Other production, distribution and operating costs	42,746	50,773
Newsprint, ink and other supplies	4,606	8,341
Operating costs and expense	89,034	105,283
TDMN Segment Profit	$20,004	$18,629

Agency
Net operating revenue	$16,353	$15,784

Employee compensation and benefits	8,720	9,877
Other production, distribution and operating costs	7,232	6,901
Newsprint, ink and other supplies	650	452
Operating costs and expense	16,602	17,230
Agency Segment Loss	$(249)	$(1,446)

Total Segment Profit	$19,755	$17,183
Reconciling items:
Corporate and Other	(26,813)	(25,253)
Operating Loss	$(7,058)	$(8,070)
Other income, net	2,233	1,422
Loss Before Income Taxes	$(4,825)	$(6,648)

TDMN

Segment income improved $1,375 in 2024, primarily due to expense savings from headcount reductions resulting from the 2023 VSO, as well as reduced distribution and newsprint expense associated with lower circulation, including the impact of the discontinued preprint business and print-only niche publications.

Print advertising revenue decreased 5.7 percent in 2024, excluding the preprint business and print-only niche publications.

Circulation revenue decreased slightly, driven by the digital circulation revenue increase of 11.7 percent, mostly offsetting the print circulation revenue decline of 4.8 percent. The Company continues to focus on finding a sustainable strategy that balances price with the ability to continue to grow its digital subscriber base. In the third quarter, the Company modified its digital subscription strategy to be more volume-centric, resulting in an increase in digital-only subscriptions in the fourth quarter and when compared to December 31, 2024.

Agency

Segment loss improved $1,197 in 2024, primarily due to marketing and media services revenue increasing 6.5 percent in 2024, reflecting Medium Giant’s focus on more relevant solutions for its clients, as well as strategic expense savings initiatives.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 19

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

Revenue Recognition.   The Company’s principal sources of revenue are sales of advertising within its newspaper and digital platforms, subscriptions and retail sales of its newspaper, commercial printing and distribution services, primarily related to national newspapers. In addition, revenue includes strategic and creative services, website management and content services, media services consisting of paid search, social and targeted digital advertising on third-party platforms (programmatic), as well as traditional media including direct mail, promotional products, out of market print inserts, and over-the-top advertising on streaming platforms. The revenue also includes subscriptions to the Company’s multi-channel marketing solutions cloud-based software and services.

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

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 20

Circulation

Circulation revenue is generated primarily by selling home delivery, including premium publications, and digital subscriptions, as well as single copy sales to non-subscribers. Home delivery revenue is recognized over the subscription period based on the days of actual delivery over the total subscription days and single copy revenue is recognized at a point in time when the paper is purchased. Revenue is directly reduced for any non-payment for the grace period of home delivery subscriptions where the Company recorded revenue for newspapers delivered after a subscription expired.

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

The projected benefit obligations of the DallasNews Pension Plans are estimated using the FTSE Pension Discount Curve, which is based upon a portfolio of high-quality corporate debt securities with maturities that correlate to the expected timing of estimated benefit payments to the Pension Plans’ participants. Future estimated benefit payments are discounted to their present value at the appropriate yield curve spot rate to determine the projected benefit obligation outstanding at each year end. The single equivalent discount rate as of December 31, 2024, was 5.3 percent and 4.7 percent for December 31, 2023. The actuarial net gain in 2024 and loss in 2023 related to changes in the projected benefit obligation were primarily due to the movement in the discount rate.

Interest expense included in net periodic pension benefit is based on the FTSE Pension Discount Curve established at the beginning of the fiscal year. The discount rate for fiscal year 2024 and 2023 interest cost was 4.7 percent and 4.9 percent, respectively.

The Company assumed a 6.3 percent and 4.9 percent long-term return on the Pension Plans’ assets in 2024 and 2023, respectively. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the DallasNews Pension Plans. Investment strategies for the Pension Plans’ assets are based upon factors such as the effective duration of the actuarial liabilities and market risks.

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

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 21

Liquidity and Capital Resources

The Company’s cash balances as of December 31, 2024 and 2023, were $9,594 and $11,697, respectively. The decrease in the cash balance during 2024 was primarily due to severance payments resulting from the 2023 Voluntary Severance Program (the “2023 VSO”), the return of capital to shareholders through a dividend paid in the first quarter, and capital investments in the new printing facility. In 2023, the Company invested $10,500 in CD’s, as discussed below, included in short-term investments in the Consolidated Balance Sheet and Statement of Cash flows.

The Company expects to have cash flow and expense reduction measures in place to help offset future revenue declines. The Company believes it has adequate cash to continue to fund operating activities and capital spending.

On December 18, 2024, the Company announced it entered into an agreement (the “Sale Agreement”) with 2201 Luna Road, LLC, a Texas limited liability company (as succeeded by Plano Estates, LLC, a Texas limited liability company, the “Purchaser”) to sell the building that currently serves as the Company’s print facility, including the surrounding land and most of the production assets (collectively, the “North Plant Property”). The Sale Agreement was entered into in connection with the Company’s announcement on May 14, 2024, that it will be streamlining its print operations to a smaller, leased facility (see Note 4 – Leases) that will require fewer employees. This transition will allow the Company to keep its operations in North Texas and continue to produce a seven-day print edition for the foreseeable future. Once the transition is completed, the Company expects to benefit from annual expense savings of approximately $5,000.

The sale price of the North Plant Property is $43,500, with an initial estimated closing date of February 1, 2025, pending the customary inspection period that was initially scheduled to end on January 17, 2025. In December 2024, the Company received cash proceeds of $320 for the nonrefundable deposits, included in other accrued expense in the Consolidated Balance Sheet as of December 31, 2024.

On December 23, 2024, the Company announced it entered into a First Amendment to Purchase and Sale Agreement (the “Amendment”) to provide the Purchaser a one-time right to concurrently extend the inspection period to January 31, 2025, and the closing date to February 28, 2025. Subsequent to the Amendment, the Company and the Purchaser entered into three additional amendments related to extending the inspection period and closing date, and environmental remediation. On March 11, 2025, the Company completed the sale of the North Plant Property and received net cash proceeds of $40,651. The Company plans to use a portion of the proceeds from the sale of the North Plant Property to make a voluntary cash contribution to the DallasNews Pension Plans. See Note 12 – Subsequent Events for additional information.

Following the sale, the Company intends to lease the North Plant Property until the new printing facility is fully operational in 2025. The North Plant Property assets, including all production equipment, were still being used by the Company as of December 31, 2024, and are included in property, plant and equipment, net in the Consolidated Balance Sheets. The Company currently expects to reduce its headcount by 76, or 14.4 percent, in 2025 and accrued related severance of $2,765, included in other accrued expense in the Consolidated Balance Sheet as of December 31, 2024. In 2024, the Company made capital investments of $6,404 for a more efficient press and related equipment, and expects to spend approximately $2,000 subsequent to December 31, 2024, for the remaining capital needed for the new facility.

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

The following discusses the changes in cash flows by operating, investing and financing activities in 2024 and 2023.

Operating Cash Flows

Net cash used for operating activities was $5,481 and $1,174 in 2024 and 2023, respectively. Cash flows used for operating activities increased by $4,307 in 2024, when compared to the prior year period, primarily due to severance payments to the 2023 VSO participants that left the Company in the first quarter, and changes in working capital and other operating assets and liabilities, partially offset by an improvement in the loss from operations.

Investing Cash Flows

Net cash provided by (used for) investing activities was $4,234 and $(11,528) in 2024 and 2023, respectively. In 2023, the Company invested $10,500 in CD’s with original maturities of one year or less, which resulted in cash proceeds of $120. In the first quarter of 2024, $10,000 matured and the Company reinvested $9,909 in CD’s, which the Company terminated in the second quarter without penalty. In the third quarter, the remaining $500 in CD’s matured. The Company received cash proceeds of $445 in 2024 from the return on the Company’s investments in CD’s. Cash flows used for investing activities also included $6,825 in 2024, primarily related to the new printing facility, and $1,148 of capital spending in 2023.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 22

Financing Cash Flows

Net cash used for financing activities was $856 and $3,426 in 2024 and 2023, respectively, all attributable to dividend payments.

Financing Arrangements

None.

Contractual Obligations

As of December 31, 2024, the Company had contractual obligations, in aggregate, of $17,064 for the next five years and $9,600 thereafter, for operating leases, primarily for office space, printing facilities and other distribution centers, some of which include escalating lease payments. See Note 4 – Leases for future lease payments by year.

No contributions are required to the DallasNews Pension Plans in 2025 under ERISA; however, certain events or circumstances that in most instances are beyond the Company’s control could result in future mandatory contributions. The Company plans to use a portion of the proceeds from the sale of the North Plant Property to make a voluntary cash contribution to fully fund the Company’s liabilities under the DallasNews Pension Plans, and expects to purchase an irrevocable group annuity contract from an insurance company to settle the Company’s defined benefit obligations to participants in the DallasNews Pension Plans.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the Report of Independent Registered Public Accounting Firms, are included herein starting on page 30 of this Annual Report on Form 10-K.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2024. Based on that evaluation, management concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The management of DallasNews is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, an assessment of the effectiveness of internal control over financial reporting was conducted as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 23

Changes in Internal Control Over Financial Reporting

During the third quarter of 2024, the Company implemented a new cloud-based system for advertising billing. In connection with this system implementation, the Company updated its internal control over financial reporting to accommodate the resulting changes to its existing controls, systems and procedures.

There were no other changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 24

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the headings “DallasNews Corporation Stock Ownership,” “Proposal One: Election of Directors,” “Corporate Governance – Committees of the Board – Audit Committee,” “Corporate Governance – Committees of the Board – Nominating and Corporate Governance Committee,” and “Information About Our Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2025, is incorporated herein by reference.

The information about the Company’s insider trading policy set forth under the headings “Corporate Governance – Insider Trading Policy” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2025, is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, which can be found at the Company’s website, dallasnewscorporation.com. The Company will post any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the SEC or The Nasdaq Stock Market LLC, on the Company’s website. Information on DallasNews’ website is not incorporated by reference into this Annual Report on Form 10-K.

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

Shareholders can also obtain, without charge, printed copies of any of the materials referred to above by contacting the Company at the following address:

DallasNews Corporation

P. O. Box 224866

Dallas, Texas 75222-4866

Attn: Investor Relations

Telephone: (214) 977-8869

Item 11. Executive Compensation

The information set forth under the headings “Corporate Governance – Committees of the Board – Compensation and Management Development Committee,” “Corporate Governance – Compensation Policies and Practices – Equity Award Timing Policy,” “Executive Compensation – Summary Compensation Table – Change in Control Arrangements and Other Agreements Upon Termination of Employment – Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2024,” “Corporate Governance – Director Compensation” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2025, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “DallasNews Corporation Stock Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2025, is incorporated herein by reference.

Information regarding the number of shares of common stock authorized for issuance under the Company’s equity compensation plans is included in the Notes to the Consolidated Financial Statements, Note 1 – Significant Accounting Policies and Recently Issued Accounting Standards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance – Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2025, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2025, is incorporated herein by reference.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 25

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

3.6 *	Certificate of Correction to Certificate of Amendment (Exhibit 3.2 to the June 30, 2021 Form 8-K)
3.7 *	Amended and Restated Bylaws of DallasNews Corporation (Exhibit 3.3 to the June 30, 2021 Form 8-K)
4.1 *	Description of Capital Stock (Exhibit 4.1 to the July 2, 2018 Form 8-K)
10.1 *	Material contracts:
(1) *

Sublease Agreement for Old Dallas Library Building dated December 30, 2016 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2017 (Securities and Exchange Commission File No. 001-33741) (the “January 3, 2017 Form 8-K”))

	(2) *	Guaranty of Lease dated December 30, 2016 (Exhibit 10.2 to the January 3, 2017 Form 8-K)
(3) *

Lease Agreement for Carrollton Printing Facility dated June 24, 2024 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2024 (Securities and Exchange Commission File No. 001-33741) (the “July 1, 2024 Form 8-K”))

	(4) *	Guaranty of Lease dated June 24, 2024 (Exhibit 10.2 to the July 1, 2024 Form 8-K)
(5) *

Purchase and Sale Agreement, dated December 16, 2024, by and between The Dallas Morning News, Inc. and 2201 Luna Road, LLC (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2024 (Securities and Exchange Commission File No. 001-33741))

*(a)

First Amendment to Purchase and Sale Agreement, dated December 23, 2024, by and between The Dallas Morning News, Inc. and 2201 Luna Road, LLC (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2024 (Securities and Exchange Commission File No. 001-33741))

(6) *

Paper Supply Agreement effective as of August 5, 2019, by and between The Dallas Morning News, Inc. and Gannett Supply Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2019 (Securities and Exchange Commission File No. 001-33741))

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 26

Exhibit Number	Description
10.2 *	Compensatory plans and arrangements:
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
~(4)*

Form of Incentive Compensation Plan and Cash Bonus Policy Letter (Exhibit 10.1(3) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2024 (Securities and Exchange Commission File No. 001-33741))

	~(5)*	Grant S. Moise Compensation Agreement dated May 12, 2022 (Exhibit 10.2 to the May 12, 2022 Form 8-K)
	~(6)*	Katy Murray Compensation Agreement dated May 12, 2022 (Exhibit 10.3 to the May 12, 2022 Form 8-K)
10.3 *	Agreements relating to the separation of the Company from its former parent company:
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

19		DallasNews Corporation Insider Trading Policy
21		Subsidiaries of the Company
23.1		Consent of Grant Thornton LLP
24		Power of Attorney (set forth on the signature page(s) hereof)
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 ***		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*

DallasNews Corporation Compensation Recovery Policy (Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2024 (Securities and Exchange Commission File No. 001-33741))

101.INS **		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH **		Inline XBRL Taxonomy Extension Schema Document
101.CAL **		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE **		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 **		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLASNEWS CORPORATION

By:	/s/	Grant S. Moise
Grant S. Moise
Chief Executive Officer

Dated:	March 17, 2025

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 28

Exhibit 24

POWER OF ATTORNEY

The undersigned hereby constitute and appoint Grant S. Moise and Catherine G. Collins, and each of them and their substitutes, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Grant S. Moise	Chief Executive Officer	March 17, 2025
Grant S. Moise

/s/ John A. Beckert	Chairman of the Board	March 17, 2025
John A. Beckert

/s/ Louis E. Caldera	Director	March 17, 2025
Louis E. Caldera

/s/ Ronald D. McCray	Director	March 17, 2025
Ronald D. McCray

/s/ Dunia A. Shive	Director	March 17, 2025
Dunia A. Shive

/s/ Catherine G. Collins	Chief Financial Officer	March 17, 2025
Catherine G. Collins	(Principal Financial Officer)

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 29

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

DallasNews Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of DallasNews Corporation (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Realizability of deferred tax assets

As described further in Note 5 to the financial statements, the Company recorded a reduction in the valuation allowance associated with federal deferred tax assets of $5.2 million for deferred tax assets determined to be realizable at December 31, 2024. The deferred tax assets were determined to be realizable as a result of the anticipated income from the sale of the Company’s printing facility. Management’s assessment of positive and negative available evidence resulted in the recognition of a tax benefit for the portion of the Company’s deferred tax assets considered more likely than not to be realized. We identified the evaluation of the realizability of the deferred tax assets as a critical audit matter.

The principal consideration for our determination that the realizability of the deferred tax assets is a critical audit matter is the high degree of estimation uncertainty in the estimate of the future taxable income. Management’s estimate includes inputs and assumptions related to the future taxable income that could have a significant impact on the measurement of the realizability of the deferred tax asset. Auditing these inputs and assumptions required a high degree of auditor judgment to evaluate the reasonableness of the inputs and assumptions and the involvement of those with specialized skill and knowledge.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 30

Our audit procedures related to the realizability of the deferred tax assets included the following, among others.

•Evaluated the design and implementation of controls relating to the income tax provision which includes the periodic evaluation of the realizability of the deferred tax assets;

•We tested the completeness and accuracy of the data underlying the inputs used in management’s estimate;

•We involved those with specialized skill and knowledge to evaluate the reasonableness of the method and significant assumptions used in management’s estimate of future taxable income;

•We compared historical forecasts to actual results to evaluate the reliability of management’s forecast.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Dallas, Texas

March 17, 2025

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 31

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
In thousands, except share and per share amounts	2024	2023
Net Operating Revenue:
Advertising and marketing services	$47,900	$59,038
Circulation	64,891	65,349
Printing, distribution and other	12,600	15,309
Total net operating revenue	125,391	139,696
Operating Costs and Expense:
Employee compensation and benefits	63,923	69,445
Other production, distribution and operating costs	61,663	68,008
Newsprint, ink and other supplies	5,256	8,793
Depreciation	1,607	1,520
Total operating costs and expense	132,449	147,766
Operating loss	(7,058)	(8,070)
Other income, net	2,233	1,422
Loss Before Income Taxes	(4,825)	(6,648)
Income tax provision (benefit)	(4,956)	464
Net Income (Loss)	$131	$(7,112)

Per Share Basis
Net income (loss)
Basic	$0.02	$(1.33)
Diluted	$0.02	$(1.33)
Number of common shares used in the per share calculation:
Basic	5,352,490	5,352,490
Diluted	5,352,490	5,352,490

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 32

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In thousands	2024	2023
Net Income (Loss)	$131	$(7,112)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial (gains) losses	408	(40)
Actuarial gains	3,316	1,173
Total other comprehensive income, net of tax	3,724	1,133
Total Comprehensive Income (Loss)	$3,855	$(5,979)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 33

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
In thousands, except share amounts	2024	2023
Assets
Current assets:
Cash and cash equivalents	$9,594	$11,697
Short-term investments	—	10,781
Accounts receivable (net of allowance of $156 and $207 at December 31, 2024 and 2023, respectively)	10,662	9,923
Inventories	1,231	1,930
Prepaids and other current assets	2,856	2,602
Total current assets	24,343	36,933
Property, plant and equipment, at cost	301,417	307,436
Less accumulated depreciation	(288,784)	(300,337)
Property, plant and equipment, net	12,633	7,099
Operating lease right-of-use assets	17,434	16,141
Deferred income taxes, net	5,609	271
Other assets	1,824	1,790
Total assets	$61,843	$62,234
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,808	$3,963
Accrued compensation and benefits	4,234	3,901
Other accrued expense	7,264	6,548
Contract liabilities	8,689	9,511
Total current liabilities	24,995	23,923
Long-term pension liabilities	11,764	17,353
Long-term operating lease liabilities	17,379	16,924
Other post-employment benefits	880	996
Other liabilities	12	80
Total liabilities	55,030	59,276
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares
Series A: issued 5,217,467 and 5,216,317 at December 31, 2024 and 2023, respectively	52	52
Series B: issued 613,488 and 614,638 at December 31, 2024 and 2023, respectively	6	6
Treasury stock, Series A, at cost; 478,465 shares held at December 31, 2024 and 2023	(13,443)	(13,443)
Additional paid-in capital	494,563	494,563
Accumulated other comprehensive loss	(36,523)	(40,247)
Accumulated deficit	(437,842)	(437,973)
Total shareholders’ equity	6,813	2,958
Total liabilities and shareholders’ equity	$61,843	$62,234

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 34

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Years Ended December 31, 2024 and 2023
	Common Stock				Treasury Stock
In thousands, except share and per share amounts	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2022	5,216,237	614,718	$58	$494,563	(478,465)	$(13,443)	$(41,380)	$(427,435)	$12,363
Net loss	—	—	—	—	—	—	—	(7,112)	(7,112)
Other comprehensive income	—	—	—	—	—	—	1,133	—	1,133
Conversion of Series B to Series A	80	(80)	—	—	—	—	—	—	—
Dividends declared ($0.64 per share)	—	—	—	—	—	—	—	(3,426)	(3,426)
Balance at December 31, 2023	5,216,317	614,638	$58	$494,563	(478,465)	$(13,443)	$(40,247)	$(437,973)	$2,958
Net income	—	—	—	—	—	—	—	131	131
Other comprehensive income	—	—	—	—	—	—	3,724	—	3,724
Conversion of Series B to Series A	1,150	(1,150)	—	—	—	—	—	—	—
Balance at December 31, 2024	5,217,467	613,488	$58	$494,563	(478,465)	$(13,443)	$(36,523)	$(437,842)	$6,813

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 35

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2024	2023
Operating Activities
Net income (loss)	$131	$(7,112)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	1,607	1,520
Net periodic pension and other post-employment benefit	(1,895)	(899)
Provision (benefit) for credit losses	45	(65)
Deferred income taxes	(5,338)	11
Gain on short-term investments	(164)	(401)
Provision, interest and penalties for uncertain tax positions	—	(102)
Other operating activities	(47)	—
Changes in working capital and other operating assets and liabilities:
Accounts receivable	(784)	4,165
Inventories, prepaids and other current assets	445	1,545
Other assets	(101)	19
Accounts payable	845	(1,078)
Compensation and benefit obligations	333	(253)
Other accrued expenses	350	1,525
Contract liabilities	(822)	7
Other post-employment benefits	(86)	(56)
Net cash used for operating activities	(5,481)	(1,174)
Investing Activities
Purchases of assets	(6,825)	(1,148)
Purchases of short-term investments	(9,909)	(10,500)
Maturities/disposals of short-term investments	20,854	120
Other investment related proceeds	114	—
Net cash provided by (used for) investing activities	4,234	(11,528)
Financing Activities
Dividends paid	(856)	(3,426)
Net cash used for financing activities	(856)	(3,426)
Net decrease in cash and cash equivalents	(2,103)	(16,128)
Cash and cash equivalents, beginning of period	11,697	27,825
Cash and cash equivalents, end of period	$9,594	$11,697

Supplemental Disclosures
Income tax paid, net	$549	$594
Noncash investing and financing activities:
Investments in property, plant and equipment payable	316	33
Dividends payable	—	856

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 36

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

Employees.    As of December 31, 2024, the Company had 526 employees, a headcount decrease of 75 or 12.5 percent when compared to December 31, 2023, primarily resulting from the 2023 Voluntary Severance Program (the “2023 VSO”). Approximately 22 percent of the Company’s employees are under a collective bargaining agreement that became effective on July 1, 2023. In 2024, the Company paid $2,607 of related severance that was included in other accrued expense in the Consolidated Balance Sheet as of December 31, 2023. The Company expects additional headcount reductions in 2025 related to its printing facility transition. See Note 9 – Long-Lived Assets for additional information.

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

Areas where estimates are used include valuation allowances for credit losses and deferred tax assets, fair value measurements, pension plan assets, pension and other post-employment benefit obligation assumptions, income taxes, leases, self-insured liabilities, and assumptions related to long-lived assets impairment review. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Segment Presentation.   In the second quarter of 2024, based on changes made in the reporting package used by the Company’s Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and assessing performance, the Company determined it has two reportable segments. The two reportable segments are TDMN and Agency. The Company also has a Corporate and Other category that includes certain unallocated general corporate expenses, as well as costs that are not associated with the ongoing operations of the segments. See Note 11 - Segment Reporting for additional information.

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

Short-term Investments.   In 2023, the Company invested in Certificates of Deposit (“CD’s”) with original maturities of more than 90 days but one year or less, included in short-term investments in the Consolidated Balance Sheet. These investments were valued at amortized cost, which approximated fair value. See Note 3 – Financial Instruments and Accounts Receivable, Net for additional information.

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

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 37

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

The table below sets forth property, plant and equipment by type.

	December 31,		Estimated
	2024	2023	Useful Lives
Land	$1,971	$1,971
Buildings and improvements	85,998	85,718	5 - 30 years
Publishing equipment	173,994	173,994	3 - 20 years
Other	32,548	45,528	3 - 10 years
Construction in process	6,906	225
Total	301,417	307,436
Less accumulated depreciation	(288,784)	(300,337)
Property, plant and equipment, net	$12,633	$7,099

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

During the year ended December 31, 2024, the Company performed a review of potential impairment indicators for its long-lived assets, including property, plant and equipment, and right-of-use assets. The Company determined there was no significant decrease in the market value of the long-lived assets or significant change in the extent or manner in which the asset group is being used or in its physical condition as of December 31, 2024, and there was no significant adverse change in legal factors or in the business climate during the period that could affect the value of the asset group. Based upon the review of indicators, the Company did not identify any events or changes in circumstances that indicate the carrying amount of long-lived assets may not be recoverable. In part this is due to the fair value of certain land and buildings significantly exceeding their carrying value.

Investments.   The Company owns certain equity securities in private companies in which it does not exercise control. These investments are recorded under the cost method with a balance of $1,365 and $1,432 at December 31, 2024 and 2023, respectively, included in other assets, and the Company recognizes income or loss upon the receipt of dividends or distributions, or upon liquidation of the investment. The Company evaluates its ability to recover the carrying value of cost method investments based upon operating results and the financial strength of the investee. If the Company determines the carrying value is not recoverable, an impairment charge is recorded for the difference between the fair value of the investment and the carrying value.

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

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 38

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

As of December 31, 2024 and 2023, there were no stock-based awards outstanding.

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

In 2012, the Company’s board of directors authorized the purchase of the DallasNews Series A or Series B common stock, for use other than retirement, through open market purchases, privately negotiated transactions or otherwise. Treasury stock acquired under the repurchase program was recorded at cost, reducing shareholders’ equity. The acquired shares are available for sale on the open market or for settlement of obligations related to future stock-based awards, if granted. In the third quarter of 2024, the Company’s board of directors approved the termination of its previously authorized repurchase authority.

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

Revenue Recognition.   The Company’s principal sources of revenue are sales of advertising within its newspaper and digital platforms, subscriptions and retail sales of its newspaper, commercial printing and distribution services, primarily related to national newspapers. In addition, revenue includes strategic and creative services, website management and content services, media services consisting of paid search, social and targeted digital advertising on third-party platforms (programmatic), as well as traditional media including direct mail, promotional products, out of market print inserts, and over-the-top advertising on streaming platforms. The revenue also includes subscriptions to the Company’s multi-channel marketing solutions cloud-based software and services.

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

Leases.   The Company determines if a contract is a lease at the inception of the arrangement. Operating lease right-of-use assets and liabilities are recognized at commencement date of lease agreements greater than one year based on the present value of lease payments over the lease term. In determining the present value of lease payments, the implicit rate was not readily determinable in the Company’s lease agreements. Therefore, the Company used an estimated secured incremental borrowing rate, based on the Company’s credit rating, adjusted for the weighted average term of each lease. Lease expense is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred. For leases with terms of 12 months or less, no asset or liability is recorded and lease expense is recognized on a straight-line basis over the lease term. The exercise of lease renewal options are at the Company’s sole discretion and options are recognized when it is reasonably certain the Company will exercise the option. The recognized right-of-use assets and lease liabilities as calculated do not assume renewal options. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants. Additionally, the Company does not separately identify lease and nonlease components, such as maintenance costs. Total lease expense for property and equipment was $4,542 and $4,000 in 2024 and 2023, respectively.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 39

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

The Company evaluates any uncertain tax positions each reporting period by tax jurisdiction to determine if it is more-likely-than-not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements for such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If a net operating loss or other tax credit carry forward exists, the Company records the unrecognized tax benefits for such tax positions as a reduction to a deferred tax asset. Otherwise, the unrecognized tax benefits are recorded as a liability. The Company records a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in other income (loss), net. In 2023, the Company released the reserve for uncertain tax positions for which the statute of limitations lapsed. As of December 31, 2024, there was no remaining balance related to uncertain tax positions.

Fair Value Measurements.   The Company’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable and amounts due to customers are carried at cost, which approximates its fair value because of the short-term nature of these instruments.

Recently Adopted Accounting Pronouncements.   In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07– Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires an entity to disclose, on an annual and interim basis, significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures in ASC 280. The guidance is effective retrospectively for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU retrospectively for the year ended December 31, 2024, and it did not have a material impact on its consolidated financial statement disclosures. See Note 11 – Segment Reporting.

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

In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires an entity to disclose additional information, generally not presented, about specific expense categories in the notes to the financial statements at interim and annual reporting periods. In January 2025, the FASB issued ASU 2025-01 – Clarifying the Effective Date. This update clarifies that the effective date for all public business entities is for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either on a prospective basis for financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 40

Note 2: Revenue

The table below sets forth revenue disaggregated by reportable segment and revenue source. Prior period was recast as a result of the Company’s change in segment reporting; see Note 11 – Segment Reporting for additional information.

	Years Ended December 31,
	2024	2023 (Recast)
TDMN
Print advertising	$22,914	$35,045
Digital advertising	8,633	8,634
Agency
Marketing and media services	16,353	15,359
Advertising and Marketing Services	$47,900	$59,038

TDMN
Print circulation	$46,671	$49,034
Digital circulation	18,220	16,315
Circulation	$64,891	$65,349

TDMN	$12,600	$14,884
Agency	—	425
Printing, Distribution and Other	$12,600	$15,309

Total Revenue	$125,391	$139,696

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

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 41

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

Contract Liabilities

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the year ended December 31, 2024, the Company recognized $9,283 of revenue that was included in the contract liabilities balance as of December 31, 2023. The Company typically recognizes deferred revenue within 1 to 12 months.

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

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 42

Note 3: Financial Instruments and Accounts Receivable, Net

Short-Term Investments. As of December 31, 2024, the Company no longer held short-term investments, which consisted of Certificates of Deposit (“CD’s”) with original maturities of more than 90 days but one year or less. In May 2024, the Company terminated $9,909 in CD’s without penalty, and $500 in CD’s matured in the third quarter. These investments were valued at amortized cost, which approximated fair value, and considered Level 2 investments. In 2024 and 2023, the Company recorded $164 and $401, respectively, of interest income from the Company’s investment in CD’s, included in other income, net in the Consolidated Statements of Operations.

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

The table below sets forth changes in the allowance for credit losses.

	Years Ended December 31,
	2024	2023
Beginning balance	$207	$490
Current period provision (benefit)	45	(65)
Write-offs and reclassifications	(141)	(240)
Recoveries of amounts previously written-off	45	22
Ending balance	$156	$207

In 2024 and 2023, the Company recognized a provision (benefit) for credit losses of $45 and $(65), respectively, which is included in other production, distribution and operating costs in the Consolidated Statements of Operations. The reduction in required reserves was primarily due to fewer high risk customers with an outstanding balance in 2024.

Note 4: Leases

The Company has various operating leases primarily for office space, printing facilities, as discussed below, and other distribution centers, some of which include escalating lease payments and options to extend or terminate the lease. The Company’s leases have remaining terms of less than 1 year to 9 years.

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

As of December 31, 2024, the Company did not have any significant operating leases that have not yet commenced.

The Company has various subleases with distributors, for distribution center space, with varying remaining lease terms usually around one year and are cancellable with notice by either party. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of December 31, 2024, sublease income is expected to approximate $270 in 2025 and $20 in 2026.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 43

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	December 31, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets	$17,434	$16,141

Liabilities
Operating
Current	Other accrued expense	$2,724	$1,809
Noncurrent	Long-term operating lease liabilities	17,379	16,924
Total lease liabilities		$20,103	$18,733

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		7.5	8.7
Weighted average discount rate (%)		7.6	7.7

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases. In 2023, the Company recorded a non-recurring lease cost benefit of $556, reflected in other production, distribution and operating costs in the Consolidated Statement of Operations.

	Years Ended December 31,
	2024	2023
Lease Cost
Operating lease cost	$3,815	$3,205
Short-term lease cost	81	63
Variable lease cost	646	732
Sublease income	(370)	(811)
Total lease cost	$4,172	$3,189

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities	$3,784	$3,979
Right-of-use assets obtained in exchange for operating lease liabilities	3,622	3,094

The table below sets forth the remaining maturities of the Company’s lease liabilities as of December 31, 2024.

Years Ending December 31,	Operating Leases
2025	$4,132
2026	3,545
2027	3,226
2028	3,235
2029	2,926
Thereafter	9,600
Total lease payments	26,664
Less: imputed interest	6,561
Total lease liabilities	$20,103

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 44

Note 5: Income Taxes

The table below sets forth the Company’s income tax provision (benefit).

	Years Ended December 31,
	2024	2023
Current
Federal	$—	$(66)
State	382	519
Total current	382	453
Deferred
Federal	(824)	(1,324)
State	(117)	8
Total deferred	(941)	(1,316)
Valuation Allowance	(4,397)	1,327
Income Tax Provision (Benefit)	$(4,956)	$464

The table below reconciles the income tax benefit computed by applying the applicable United States federal income tax rate to the income tax provision (benefit) computed at the effective income tax rate.

	Years Ended December 31,
	2024	2023
Computed expected income tax benefit	$(1,001)	$(1,415)
State income tax (net of federal benefit)	391	450
Valuation allowance	(4,397)	1,327
Nondeductible expenses	189	193
Uncertain tax position reserve	—	(66)
Deferred adjustment	(118)	(2)
Other	(20)	(23)
Income tax provision (benefit)	$(4,956)	$464
Effective income tax rate	102.7%	(7.0)%

The income tax benefit of $4,956 recorded in 2024, was due to the partial release of the valuation allowance to account for deferred tax assets that were determined to be realizable, partially offset by the effect of the Texas franchise tax. The income tax provision of $464 recorded in 2023, was due to the effect of the Texas franchise tax, and includes a tax benefit of $66 for the release of a federal uncertain tax reserve for which the statute of limitations lapsed. In connection, the Company released a reserve for interest and penalties, and recognized $36 in other income, net in the Consolidated Statement of Operations.

Effective income tax rates were 102.7 percent and (7.0) percent in 2024 and 2023, respectively. The 2024 effective income tax rate includes the impact of the partial release of the valuation allowance.

The Company made income tax payments, net of refunds, of $549 and $594 in 2024 and 2023, respectively, primarily for the Texas franchise tax.

Deferred Tax Assets and Liabilities

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

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 45

The table below sets forth the significant components of the Company’s deferred tax assets and liabilities.

	December 31,
	2024	2023
Gross Deferred Tax Assets:
Defined benefit plans	$2,513	$3,648
Investments	102	160
Tax depreciation less than book depreciation	1,074	887
Expenses deductible for tax purposes in a year different from the year accrued	520	586
Lease liability	4,330	3,993
Deferred compensation and benefits	590	547
Book amortization in excess of tax amortization	829	876
State taxes	113	168
Net operating loss carryforward	12,724	11,468
Other	294	230
Total deferred tax assets	23,089	22,563
Valuation allowance	(13,276)	(18,468)
Total deferred tax assets, net of valuation allowance	9,813	4,095
Gross Deferred Tax Liabilities:
Right-of-use asset	(3,757)	(3,447)
Deferred revenue	(32)	(20)
Other	(415)	(357)
Total deferred tax liabilities	(4,204)	(3,824)

Net Deferred Tax Assets	$5,609	$271

In 2024, the valuation allowance decreased $5,192, to account for deferred tax assets determined to be realizable as an offset to the anticipated income from the sale of the Company’s printing facility. In addition, $796 of the decrease is related to deferred tax assets recorded in accumulated other comprehensive loss that are mostly reserved by a valuation allowance. At December 31, 2024, the Company had a federal net operating loss carryforward of $60,081, of which $17,528 expires in 2037 and $42,553 does not have an expiration. The annual utilization of the federal net operating loss, which does not have an expiration, is limited to 80 percent of taxable income in tax years beginning after January 1, 2021. The Company has a state net operating loss of $2,511, which begins to expire in 2034.

Uncertain tax positions are evaluated and a liability is recognized for the tax benefit associated with uncertain positions only if it is more-likely-than-not that the positions will not be sustained upon examination by taxing authorities, based on the technical merits of the positions. The Company assesses its filing positions in all significant jurisdictions where it is required to file income tax returns for all open tax years. The Company’s federal income tax return for December 31, 2014 and for tax years subsequent to December 31, 2016 remain subject to examination, and income tax returns in major state income tax jurisdictions where the Company operated remain subject to examination. The statute of limitations associated with the December 31, 2014, federal return was extended in 2020 due to the net operating loss carryback pursuant to the CARES Act. In 2023, the Company released the reserve for uncertain tax positions for which the statute of limitations lapsed. As of December 31, 2024, there was no remaining balance related to uncertain tax positions.

The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefit.

	2024	2023
Balance at January 1	$—	$66
Decrease related to statute of limitations expiring	—	(66)
Balance at December 31	$—	$—

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 46

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

The Company is the sole sponsor of the Pension Plans and is required to meet certain pension funding requirements as established under the Employment Retirement Income Security Act (“ERISA”). Instability in global and domestic capital markets may result in low returns on the assets contributed to the Pension Plans. Additionally, low yields on corporate bonds may decrease the discount rate, resulting in a higher funding obligation. Although legislation was enacted into law in 2012, which provided limited funding relief, market conditions could materially increase the funding requirements associated with the Pension Plans, with an adverse effect on the Company’s liquidity and financial condition. The Company was not required to make contributions to the DallasNews Pension Plans in 2024 and 2023 under ERISA.

Actuarial gains of $3,243 and $1,199 were recorded to other comprehensive income in 2024 and 2023, respectively, related to the Pension Plans; see Note 7 – Shareholders’ Equity for information on amounts recorded to accumulated other comprehensive loss.

The table below sets forth summarized financial information about the DallasNews Pension Plans.

	2024	2023
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$167,080	$169,544
Interest cost	7,526	7,972
Actuarial (gain) loss	(11,174)	2,212
Benefit payments	(12,710)	(12,648)
Projected benefit obligation at end of year	150,722	167,080
Change in Plan Assets
Fair value of plan assets at beginning of year	149,727	150,089
Return on plan assets	1,941	12,286
Benefit payments	(12,710)	(12,648)
Fair value of plan assets at end of year	138,958	149,727
Funded Status	$(11,764)	$(17,353)
Amounts Recorded on the Balance Sheet
Long-term pension liabilities	$11,764	$17,353
Accumulated Benefit Obligation	$150,722	$167,080

Net Periodic Pension Benefit

The projected benefit obligations of the DallasNews Pension Plans are estimated using the FTSE Pension Discount Curve, which is based upon a portfolio of high-quality corporate debt securities with maturities that correlate to the expected timing of estimated benefit payments to the Pension Plans’ participants. Future estimated benefit payments are discounted to their present value at the appropriate yield curve spot rate to determine the projected benefit obligation outstanding at each year end. The single equivalent discount rate as of December 31, 2024, was 5.3 percent and 4.7 percent for December 31, 2023. The actuarial net gain in 2024 and loss in 2023 related to changes in the projected benefit obligation were primarily due to the movement in the discount rate.

Interest expense included in net periodic pension benefit is based on the FTSE Pension Discount Curve established at the beginning of the fiscal year. The discount rate for fiscal year 2024 and 2023 interest cost was 4.7 percent and 4.9 percent, respectively.

The Company assumed a 6.3 percent and 4.9 percent long-term return on the Pension Plans’ assets in 2024 and 2023, respectively. This return is based upon historical returns of similar investment pools having asset allocations consistent with the expected allocations of the DallasNews Pension Plans. Investment strategies for the Pension Plans’ assets are based upon factors such as the effective duration of the actuarial liabilities and market risks.

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

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 47

The table below sets forth components of net periodic pension benefit, which are included in other income, net in the Consolidated Statements of Operations.

	Years Ended December 31,
	2024	2023
Interest cost	$7,526	$7,972
Expected return on plans' assets	(9,871)	(8,875)
Amortization of actuarial loss	436	—
Net periodic pension benefit	$(1,909)	$(903)

Plan Assets

The Company is responsible for directing the investment strategies of the DallasNews Pension Plans’ assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risks. In 2023, the Company reassessed its investment strategy and set the long-term targeted allocation of the Pension Plans’ assets to 40 percent in a growth portfolio and 60 percent in a liability hedging portfolio. These targets are determined based on the effective duration of the actuarial liabilities, the expected long-term rate of return on assets, and expected market risks. Investment risk is continuously monitored and Pension Plans’ assets are rebalanced to target allocations to meet the Company’s strategy and the Pension Plans’ liquidity needs. At December 31, 2024, the Pension Plans’ assets in a growth portfolio and a liability hedging portfolio accounted for 40.1 percent and 59.9 percent of the total non-cash holdings, respectively.

The table below sets forth the DallasNews Pension Plans’ assets at fair value as of December 31, 2024 and 2023, with inputs used to develop fair value measurements.

	Fair Value Measurements Using
	Total		Quoted Price in Active Markets for Identical Assets (Level I)		Significant Other Observable Inputs (Level II)		Significant Unobservable Inputs (Level III)
Description	2024	2023	2024	2023	2024	2023	2024	2023
Cash and Money Market Funds	$3,815	$3,184	$3,815	$3,184	$—	$—	$—	$—
Equity Funds
U.S. equity securities	—	—	—	—	—	—	—	—
International equity securities	—	—	—	—	—	—	—	—
Global equity	45,790	48,715	—	—	45,790	48,715	—	—
Fixed Income Funds
Domestic corporate and government debt securities	80,992	89,556	—	—	80,992	89,556	—	—
Domestic corporate debt securities	—	—	—	—	—	—	—	—
International corporate and government debt securities	—	—	—	—	—	—	—	—
Global corporate and government debt securities	5,629	5,614	—	—	5,629	5,614	—	—
Other	2,732	2,658	—	—	2,732	2,658	—	—
Total	$138,958	$149,727	$3,815	$3,184	$135,143	$146,543	$—	$—

Inputs and valuation techniques used to measure the fair value of Pension Plans’ assets vary according to the type of asset being valued. Cash and money market funds are designated as Level I. Remaining investments are in commingled funds and fair values are determined by the fund manager primarily based upon closing market quotes of the assets. Equity securities held through units in these funds are monitored as to issuer and industry. As of December 31, 2024, there were no significant concentrations of equity or debt securities in any single issuer or industry.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 48

Other

The table below sets forth the Company’s expected future pension benefit payments as of December 31, 2024.

Payment year	Expected Benefit Payments
2025	$13,848
2026	13,677
2027	13,500
2028	13,264
2029	12,925
2030 - 2034	59,013

No contributions are required to the DallasNews Pension Plans in 2025 under ERISA; however, certain events or circumstances that in most instances are beyond the Company’s control could result in future mandatory contributions. The Company plans to use a portion of the proceeds from the sale of its Plano, Texas printing facility to make a voluntary cash contribution to fully fund the Company’s liabilities under the DallasNews Pension Plans, and expects to purchase an irrevocable group annuity contract from an insurance company to settle the Company’s defined benefit obligations to participants in the DallasNews Pension Plans. See Note 12 – Subsequent Events for additional information regarding the recent sale.

Other defined benefit plans.   DallasNews also sponsors unfunded other post-employment benefit (the “OPEB”) plans, which provide health and life insurance benefits for certain retired employees. These plans were frozen subsequent to the separation from the Company’s former parent company; therefore, no future benefits accrue and on-going service costs are not a component of net periodic benefit cost. The Company recorded a liability of $880 and $996 related to the OPEB plans as of December 31, 2024 and 2023, respectively. A net periodic benefit cost of $14 and $4 in 2024 and 2023, respectively, was recorded to other income, net. The net periodic benefit cost primarily represents amortization of actuarial gains (losses) and prior service costs, offset by interest expense associated with the actuarial liability. Actuarial gains (losses) of $73 and $(26) were recorded to other comprehensive income in 2024 and 2023, respectively; see Note 7 – Shareholders’ Equity.

Defined Contribution Plans.   The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. The Company recorded expense of $644 and $716 in 2024 and 2023, respectively, for matching contributions to the Savings Plan.

Note 7: Shareholders’ Equity

Dividends.   Quarterly dividends returned $856 and $3,426 to shareholders in 2024 and 2023, respectively. On December 7, 2023, the Company’s board of directors declared a $0.16 per share dividend to shareholders of record as of the close of business on February 9, 2024, paid on March 1, 2024. As previously announced on May 14, 2024, the Company’s board of directors authorized suspending the declaration and payment of dividends until further notice.

Treasury Stock. In the third quarter of 2024, the Company’s board of directors approved the termination of its previously authorized repurchase authority.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,739,002 and 613,488, respectively, net of treasury shares at December 31, 2024. At December 31, 2023, the Company had Series A and Series B common stock outstanding of 4,737,852 and 614,638, respectively, net of treasury shares.

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

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 49

The table below sets forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Years Ended December 31,
	2024			2023
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(40,247)	$(40,578)	$331	$(41,380)	$(41,777)	$397
Amortization	408	436	(28)	(40)	—	(40)
Actuarial gains (losses)	3,316	3,243	73	1,173	1,199	(26)
Balance, end of period	$(36,523)	$(36,899)	$376	$(40,247)	$(40,578)	$331

Note 8: Earnings Per Share

The table below sets forth the net income (loss) available to common shareholders and weighted average shares used for calculating earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Years Ended December 31,
	2024	2023
Earnings (Numerator)
Net income (loss) available to common shareholders	$131	$(7,112)

Shares (Denominator)
Weighted average common shares outstanding (1)	5,352,490	5,352,490

Earnings Per Share
Basic	$0.02	$(1.33)
Diluted	$0.02	$(1.33)

(1)There were no options or RSUs outstanding as of December 31, 2024 and 2023, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

Note 9: Long-Lived Assets

On December 18, 2024, the Company announced it entered into a Purchase and Sale Agreement (the “Sale Agreement”) with 2201 Luna Road, LLC, a Texas limited liability company (as succeeded by Plano Estates, LLC, a Texas limited liability company, the “Purchaser”), to sell the building that currently serves as the Company’s print facility, including the surrounding land and most of the production assets (collectively, the “North Plant Property”). The Sale Agreement was entered into in connection with the Company’s announcement on May 14, 2024, that it will be streamlining its print operations to a smaller, leased facility (see Note 4 – Leases) that will require fewer employees. This transition will allow the Company to keep its operations in North Texas and continue to produce a seven-day print edition for the foreseeable future.

The sale price of the North Plant Property is $43,500, with an initial estimated closing date of February 1, 2025, pending the customary inspection period that was initially scheduled to end on January 17, 2025. In December 2024, the Company received cash proceeds of $320 for nonrefundable deposits, included in other accrued expense in the Consolidated Balance Sheet as of December 31, 2024.

On December 23, 2024, the Company announced it entered into a First Amendment to Purchase and Sale Agreement to provide the Purchaser a one-time right to concurrently extend the inspection period to January 31, 2025, and the closing date to February 28, 2025. See Note 12 – Subsequent Events for additional information regarding the recent sale.

Following the sale, the Company intends to lease the North Plant Property until the new printing facility is fully operational in 2025. The North Plant Property assets, including all production equipment, were still being used by the Company as of December 31, 2024, and are included in property, plant and equipment, net in the Consolidated Balance Sheets. The Company currently expects to reduce its headcount by 76, or 14.4 percent, in 2025 and accrued related severance of $2,765, included in other accrued expense in the Consolidated Balance Sheet as of December 31, 2024. In 2024, the Company made capital investments of $6,404 for a more efficient press and related equipment, and expects to spend approximately $2,000 subsequent to December 31, 2024, for the remaining capital needed for the new facility.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 50

Note 10: Commitments and Contingencies

As of December 31, 2024, the Company had contractual obligations, in aggregate, of $17,064 for the next five years and $9,600 thereafter, for operating leases, primarily for office space, printing facilities and other distribution centers, some of which include escalating lease payments. See Note 4 – Leases for future lease payments by year.

The Company funds the DallasNews Pension Plans to meet or exceed statutory requirements. No contributions are required to these plans in 2025 under the applicable tax and labor laws governing pension plan funding; see Note 6 - Pension and Other Retirement Plans.

From time to time, the Company is involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. Management routinely assesses the likelihood of adverse judgments or outcomes in these matters, as well as the ranges of probable losses to the extent losses are reasonably estimable. Accruals for contingencies are recorded when, in the judgment of management, adverse judgments or outcomes are probable and the financial impact, should an adverse outcome occur, is reasonably estimable. The determination of likely outcomes of litigation matters relates to factors that include, but are not limited to, past experience and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. Predicting the outcome of claims and litigation and estimating related costs and financial exposure involves substantial uncertainties that could cause actual results to vary materially from estimates and accruals. In the opinion of management, liabilities, if any, arising from currently existing claims against the Company would not have a material adverse effect on DallasNews’ results of operations, liquidity or financial condition.

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

Significant segment expenses:

•Employee compensation and benefits – Includes direct labor and employee benefits costs. Severance expense is not allocated to the two segments since management believes this expense is not associated with the ongoing operations of the segments.

•Other production, distribution and operating costs – Includes direct expenses for distribution, outside services, lease cost, utilities, building and computer equipment maintenance, as well as other miscellaneous expenses such as travel and entertainment, and advertising and promotion expenses.

•Newsprint, ink and other supplies (“NIS”) – Includes expenses for all printing supplies used for the TDMN segment, including commercial printing primarily related to national newspapers. Beginning in the latter half of 2023, the Agency segment began incurring NIS costs associated with printing out of market inserts for media services clients.

The primary measure of segment profitability utilized by the CODM is segment profit (loss). The CODM uses this measure to assess the operating results and performance of the Company’s segments, and perform plan-to-actual comparisons on a monthly and quarterly basis to budget and allocate resources to each segment. Segment profit (loss) excludes Corporate and Other, which reconciles our segment results to consolidated operating income (loss) and income (loss) before income taxes. Corporate and Other includes certain unallocated general corporate expenses, primarily indirect labor, benefits and long-term incentive compensation expenses of certain departments which provide support to both segments, as well as costs that are not associated with the ongoing operations of the segments, such as depreciation, severance expense, impairment charges, and one-time (gains) or losses associated with investments.

The CODM also uses adjusted operating income (loss) for the purposes of evaluating consolidated performance and allocating resources. The Company calculates adjusted operating income (loss) by adjusting operating income (loss) to exclude depreciation, severance expense, (gain) loss on sale/disposal of assets, and asset impairments (“adjusted operating income (loss)”). Adjusted operating income (loss) is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for other comparable measures prepared in accordance with GAAP.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 51

Asset information by segment is not a key measure of performance used by the CODM function. Accordingly, asset information by segment is not disclosed. Additionally, other non-operating items, net, and provision for income taxes, as reported in the consolidated financial statements, are not part of operating income (loss) and are recorded at the corporate level.

The table below sets forth revenue and significant expenses that are included in segment profit (loss) and regularly provided to the Company’s CODM. Due to the adoption of ASU 2023-07 (Note 1), the Company updated its presentation to reflect segment profitability as segment profit (loss).

	Years Ended December 31,
	2024	2023
TDMN
Net operating revenue (1)(3)	$109,038	$123,912

Employee compensation and benefits	41,682	46,169
Other production, distribution and operating costs (2)	42,746	50,773
Newsprint, ink and other supplies	4,606	8,341
Operating costs and expense	89,034	105,283
TDMN Segment Profit	$20,004	$18,629

Agency
Net operating revenue (3)	$16,353	$15,784

Employee compensation and benefits	8,720	9,877
Other production, distribution and operating costs	7,232	6,901
Newsprint, ink and other supplies	650	452
Operating costs and expense	16,602	17,230
Agency Segment Loss	$(249)	$(1,446)

Total Segment Profit	$19,755	$17,183
Reconciling items:
Corporate and Other	(26,813)	(25,253)
Operating Loss	$(7,058)	$(8,070)
Other income, net	2,233	1,422
Loss Before Income Taxes	$(4,825)	$(6,648)

(1)The year ended December 31, 2023, includes $10,748 of revenue generated from the Company’s shared mail program to deliver weekly preprints, as well as advertising in the print-only editions of its niche publications. At the end of August 2023, the Company made the strategic decisions to exit its shared mail program and discontinue print-only editions of its niche publications.

(2)The year ended December 31, 2024, includes $494 of lease cost related to the Company’s new printing facility. See Note 4 – Leases. The year ended December 31, 2023, includes $9,093 of expense associated with the discontinued shared mail program and print-only editions of the Company’s niche publications.

(3)See Note 2 – Revenue for disaggregated revenue by reportable segment and revenue source.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 52

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

On January 17, 2025, the Company received notice from the Purchaser exercising its one-time right to concurrently extend the inspection period to January 31, 2025, and the closing date to February 28, 2025. In addition, the Purchaser released to the Company $500 of its earnest money payment, which is nonrefundable.

Prior to the expiration of the inspection period, the Company and the Purchaser entered into a Second Amendment to Purchase and Sale Agreement, which allowed the Purchaser to extend the inspection period in exchange for an additional $100 deposit that would be nonrefundable to the Purchaser except in certain limited circumstances. The Company and the Purchaser subsequently agreed to extend the inspection period to February 5, 2025.

On February 5, 2025, the Company and the Purchaser entered into a Third Amendment to Purchase and Sale Agreement, to which the Company agreed to conduct additional environmental testing at the North Plant Property and upon closing deposit $600 with an escrow agent to be used if testing indicates that remediation is required under applicable environmental law.

On February 28, 2025, the Company and the Purchaser entered into a Fourth Amendment to Purchase and Sale Agreement, which provided the Purchaser a one-time right to extend the closing date to March 14, 2025, in exchange for additional consideration of $150 and an additional $250 deposit with an escrow agent, which amount would be fully earned by the Company and would be nonrefundable to the Purchaser except in certain limited circumstances. The Purchaser delivered the additional consideration and escrow deposit on February 28, 2025, in connection with the extension of the closing date to March 14, 2025.

On March 11, 2025, the Company completed the sale of the North Plant Property and received net cash proceeds of $40,651 in connection with the Sale Agreement, generating a gain of approximately $34,000 to $38,000.

The Company plans to use a portion of the proceeds from the sale of the North Plant Property to make a voluntary cash contribution to fully fund the Company’s liabilities under the DallasNews Pension Plans, and expects to purchase an irrevocable group annuity contract from an insurance company to settle the Company’s defined benefit obligations to participants in the DallasNews Pension Plans.

DallasNews Corporation 2024 Annual Report on Form 10-K	PAGE 53