Form 10-Q
period 2025-03-31
DallasNews Corp
filed 2025-04-30
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Shares of Common Stock outstanding at April 28, 2025: 5,352,490 shares (consisting of 4,739,014 shares of Series A Common Stock and 613,476 shares of Series B Common Stock).

DallasNews Corporation First Quarter 2025 on Form 10-Q

DALLASNEWS CORPORATION

FORM 10-Q

DallasNews Corporation First Quarter 2025 on Form 10-Q

PART I

Item 1. Financial Information

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
In thousands, except share and per share amounts (unaudited)	2025	2024
Net Operating Revenue:
Advertising and marketing services	$10,813	$11,646
Circulation	15,447	16,300
Printing, distribution and other	2,865	3,156
Total net operating revenue	29,125	31,102
Operating Costs and Expense:
Employee compensation and benefits	14,847	16,117
Other production, distribution and operating costs	14,671	15,059
Newsprint, ink and other supplies	1,271	1,284
Depreciation	334	398
Gain on sale/disposal of assets, net	(36,206)	—
Total operating costs and expense	(5,083)	32,858
Operating income (loss)	34,208	(1,756)
Other income, net	65	611
Income (Loss) Before Income Taxes	34,273	(1,145)
Income tax provision	5,988	218
Net Income (Loss)	$28,285	$(1,363)

Per Share Basis
Net income (loss)
Basic	$5.28	$(0.25)
Diluted	$5.28	$(0.25)
Number of common shares used in the per share calculation:
Basic	5,352,490	5,352,490
Diluted	5,352,490	5,352,490

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2025 on Form 10-Q 3

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
In thousands (unaudited)	2025	2024
Net Income (Loss)	$28,285	$(1,363)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses	220	102
Total other comprehensive income, net of tax	220	102
Total Comprehensive Income (Loss)	$28,505	$(1,261)

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2025 on Form 10-Q 4

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
In thousands, except share amounts (unaudited)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$44,170	$9,594
Accounts receivable (net of allowance of $166 and $156 at March 31, 2025 and December 31, 2024, respectively)	8,818	10,662
Inventories	991	1,231
Prepaids and other current assets	4,830	2,856
Total current assets	58,809	24,343
Property, plant and equipment, at cost	41,043	301,417
Less accumulated depreciation	(31,001)	(288,784)
Property, plant and equipment, net	10,042	12,633
Operating lease right-of-use assets	16,736	17,434
Deferred income taxes, net	609	5,609
Other assets	1,821	1,824
Total assets	$88,017	$61,843
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,019	$4,808
Accrued compensation and benefits	4,862	4,234
Other accrued expense	5,522	7,264
Contract liabilities	9,199	8,689
Total current liabilities	23,602	24,995
Long-term pension liabilities	11,555	11,764
Long-term operating lease liabilities	16,662	17,379
Other post-employment benefits	867	880
Other liabilities	13	12
Total liabilities	52,699	55,030
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares
Series A: issued 5,217,477 and 5,217,467 at March 31, 2025 and December 31, 2024, respectively	52	52
Series B: issued 613,478 and 613,488 at March 31, 2025 and December 31, 2024, respectively	6	6
Treasury stock, Series A, at cost; 478,465 shares held at March 31, 2025 and December 31, 2024	(13,443)	(13,443)
Additional paid-in capital	494,563	494,563
Accumulated other comprehensive loss	(36,303)	(36,523)
Accumulated deficit	(409,557)	(437,842)
Total shareholders’ equity	35,318	6,813
Total liabilities and shareholders’ equity	$88,017	$61,843

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2025 on Form 10-Q 5

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31, 2025 and 2024
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2023	5,216,317	614,638	$58	$494,563	(478,465)	$(13,443)	$(40,247)	$(437,973)	$2,958
Net loss	—	—	—	—	—	—	—	(1,363)	(1,363)
Other comprehensive income	—	—	—	—	—	—	102	—	102
Balance at March 31, 2024	5,216,317	614,638	$58	$494,563	(478,465)	$(13,443)	$(40,145)	$(439,336)	$1,697
Balance at December 31, 2024	5,217,467	613,488	$58	$494,563	(478,465)	$(13,443)	$(36,523)	$(437,842)	$6,813
Net income	—	—	—	—	—	—	—	28,285	28,285
Other comprehensive income	—	—	—	—	—	—	220	—	220
Conversion of Series B to Series A	10	(10)	—	—	—	—	—	—	—
Balance at March 31, 2025	5,217,477	613,478	$58	$494,563	(478,465)	$(13,443)	$(36,303)	$(409,557)	$35,318

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2025 on Form 10-Q 6

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands (unaudited)	2025	2024
Operating Activities
Net income (loss)	$28,285	$(1,363)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	334	398
Net periodic pension and other post-employment expense (benefit)	22	(474)
Provision for credit losses	10	74
Deferred income taxes	5,000	11
Gain on short-term investments	—	(111)
Gain on sale/disposal of assets, net	(36,206)	—
Changes in working capital and other operating assets and liabilities:
Accounts receivable	1,834	1,267
Inventories, prepaids and other current assets	(1,734)	(1,976)
Other assets	3	5
Accounts payable	(789)	(303)
Compensation and benefit obligations	628	564
Other accrued expenses	(1,411)	(2,366)
Contract liabilities	510	1,082
Other post-employment benefits	(24)	(16)
Net cash used for operating activities	(3,538)	(3,208)
Investing Activities
Purchases of assets	(2,453)	(101)
Sales of assets	40,651	—
Purchases of short-term investments	—	(9,909)
Maturities/disposals of short-term investments	—	10,323
Other investment related activities	(84)	—
Net cash provided by investing activities	38,114	313
Financing Activities
Dividends paid	—	(856)
Net cash used for financing activities	—	(856)
Net increase (decrease) in cash and cash equivalents	34,576	(3,751)
Cash and cash equivalents, beginning of period	9,594	11,697
Cash and cash equivalents, end of period	$44,170	$7,946

Supplemental Disclosures
Income tax paid, net (refund)	$(55)	$5

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation First Quarter 2025 on Form 10-Q 7

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

Basis of Presentation.    The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in the Company’s opinion, are necessary to present fairly the consolidated financial information as of and for the periods indicated in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates its majority owned subsidiaries over which the Company exercises control. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. All dollar amounts presented herein, except share and per share amounts, are in thousands, unless the context indicates otherwise.

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

Employees.    As of March 31, 2025, the Company had 461 employees, a headcount decrease of 70 or 13.2 percent when compared to March 31, 2024, primarily resulting from the transition to a smaller, more efficient printing facility that requires fewer employees. In the three months ended March 31, 2025, the Company paid $1,991 of severance related to its transition to a more efficient printing facility, that was included in other accrued expense in the Consolidated Balance Sheet as of December 31, 2024.

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the guidance requires an entity to disclose annual income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and disaggregate the information by jurisdiction based on a quantitative threshold. The guidance also requires an entity to disclose income tax expense (benefit) disaggregated by federal (national), state and foreign. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

DallasNews Corporation First Quarter 2025 on Form 10-Q 8

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

	Three Months Ended March 31,
	2025	2024 (Recast)
TDMN
Print advertising	$4,949	$5,639
Digital advertising	1,891	1,958
Agency
Marketing and media services	3,973	4,049
Advertising and Marketing Services	$10,813	$11,646

TDMN
Print circulation	$11,047	$11,756
Digital circulation	4,400	4,544
Circulation	$15,447	$16,300

TDMN
Printing, Distribution and Other	$2,865	$3,156

Total Revenue	$29,125	$31,102

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

DallasNews Corporation First Quarter 2025 on Form 10-Q 9

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

Printing, Distribution and Other

Printing, distribution and other revenue is primarily generated from printing and distribution of other newspapers, as well as mailed advertisements for business customers. In the third quarter of 2024, the Company’s partner for its program to distribute mailed advertisements for business customers, located in Tempe, Arizona, gave their six-month termination notice, ending the agreement in April 2025.

Printing, distribution and other revenue is recognized at a point in time when the product or service is delivered, which requires little judgment to determine. The Company typically extends credit to printing and distribution customers.

DallasNews Corporation First Quarter 2025 on Form 10-Q 10

Contract Liabilities

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three months ended March 31, 2025, the Company recognized $6,365 of revenue that was included in the contract liabilities balance as of December 31, 2024. The Company typically recognizes deferred revenue within 1 to 12 months.

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

Note 3: Accounts Receivable, Net

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

The table below sets forth changes in the allowance for credit losses.

	Three Months Ended March 31,
	2025	2024
Beginning balance	$156	$207
Current period provision	10	74
Write-offs and reclassifications	(15)	(93)
Recoveries of amounts previously written-off	15	30
Ending balance	$166	$218

The Company recognized a provision for credit losses of $10 and $74 for the three months ended March 31, 2025 and 2024, respectively, which is included in other production, distribution and operating costs in the Consolidated Statements of Operations. The reduction in required reserves was primarily due to fewer high risk customers with an outstanding balance in the three months ended March 31, 2025, compared to the corresponding prior year period.

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

DallasNews Corporation First Quarter 2025 on Form 10-Q 11

Operating lease right-of-use assets and liabilities are recognized at commencement date of lease agreements greater than one year based on the present value of lease payments over the lease term. In determining the present value of lease payments, the implicit rate was not readily determinable in the Company’s lease agreements. Therefore, the Company used an estimated secured incremental borrowing rate, based on the Company’s credit rating, adjusted for the weighted average term of each lease. Lease expense is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred. For leases with terms of 12 months or less, no asset or liability is recorded and lease expense is recognized on a straight-line basis over the lease term. The exercise of lease renewal options are at the Company’s sole discretion and options are recognized when it is reasonably certain the Company will exercise the option. The recognized right-of-use assets and lease liabilities as calculated do not assume renewal options. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants. Additionally, the Company does not separately identify lease and nonlease components, such as maintenance costs. As of March 31, 2025, the Company did not have any significant operating leases that have not yet commenced.

In May 2024, the Company announced it would streamline its printing operations, then located in Plano, Texas, into a smaller, leased facility. The Company entered into a five-year lease that commenced on June 28, 2024, for a 67,600 square-foot facility located in Carrollton, Texas. This operating lease resulted in a right-of-use asset and lease liability of $3,537 in aggregate upon commencement.

The Company has various subleases with distributors, for distribution center space, with varying remaining lease terms usually around one year and are cancellable with notice by either party. Additionally, the Company will sublease office space for one year in Tempe, Arizona that it will no longer use due to the termination of its partnership to distribute mailed advertisements. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of March 31, 2025, sublease income is expected to approximate $800 for the remainder of 2025 and $305 in 2026.

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	March 31, 2025	December 31, 2024
Assets
Operating	Operating lease right-of-use assets	$16,736	$17,434

Liabilities
Operating
Current	Other accrued expense	$2,585	$2,724
Noncurrent	Long-term operating lease liabilities	16,662	17,379
Total lease liabilities		$19,247	$20,103

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		7.3	7.5
Weighted average discount rate (%)		7.6	7.6

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Three Months Ended March 31,
	2025	2024
Lease Cost
Operating lease cost	$1,069	$847
Short-term lease cost	23	10
Variable lease cost	212	143
Sublease income	(97)	(83)
Total lease cost	$1,207	$917

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities	$1,094	$850

DallasNews Corporation First Quarter 2025 on Form 10-Q 12

The table below sets forth the remaining maturities of the Company’s lease liabilities as of March 31, 2025.

Years Ending December 31,	Operating Leases
2025	$2,905
2026	3,545
2027	3,226
2028	3,235
2029	2,926
Thereafter	9,600
Total lease payments	25,437
Less: imputed interest	6,190
Total lease liabilities	$19,247

Note 5: Income Taxes

The Company calculated the income tax provision for the 2025 and 2024 interim periods using an estimated annual effective tax rate based on its expected annual income (loss) before income taxes, adjusted for permanent differences, which it applied to the year-to-date income (loss) before income taxes and specific events that are discretely recognized as they occur.

The Company recognized an income tax provision of $5,988 in the three months ended March 31, 2025, due to income generated from the sale of the Company’s Plano printing facility (see Note 9) and effect of the Texas franchise tax. The Company expects to utilize its net operating loss carryforwards to offset almost all federal taxable income. In the three months ended March 31, 2025, the Company recorded a decrease of $5,000 in deferred tax assets related to the utilization of federal net operating loss carryforwards.

The income tax provision of $218 recorded in the three months ended March 31, 2024, was due to the effect of the Texas franchise tax.

Effective income tax rates were 17.5 percent and (19.0) percent for the three months ended March 31, 2025 and 2024, respectively.

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

No contributions are required to the DallasNews Pension Plans in 2025 under the applicable tax and labor laws governing pension plan funding; however, as previously announced, the Company planned to use a portion of the proceeds from the sale of its Plano printing facility to make a voluntary cash contribution to fully fund the Company’s liabilities under the DallasNews Pension Plans, and to purchase an irrevocable group annuity contract from an insurance company to settle the Company’s defined benefit obligations to participants in the DallasNews Pension Plans. See Note 12 – Subsequent Events for additional information regarding the recent annuity contract purchase.

DallasNews Corporation First Quarter 2025 on Form 10-Q 13

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

The table below sets forth components of net periodic pension expense (benefit), which is included in other income, net in the Consolidated Statements of Operations.

	Three Months Ended March 31,
	2025	2024
Interest cost	$1,921	$1,882
Expected return on plans' assets	(2,130)	(2,468)
Amortization of actuarial loss	229	109
Net periodic pension expense (benefit)	$20	$(477)

Defined Contribution Plans. The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. Aggregate expense for matching contributions to the Savings Plan was $160 and $169 for the three months ended March 31, 2025 and 2024, respectively.

Note 7: Shareholders’ Equity

Dividends.   As previously announced in May 2024, the Company’s board of directors authorized suspending the declaration and payment of dividends until further notice.

Treasury Stock. In the third quarter of 2024, the Company’s board of directors approved the termination of its previously authorized repurchase authority.

Outstanding Shares. The Company had Series A and Series B common stock outstanding of 4,739,012 and 613,478, respectively, net of treasury shares at March 31, 2025. At December 31, 2024, the Company had Series A and Series B common stock outstanding of 4,739,002 and 613,488, respectively, net of treasury shares.

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

	Three Months Ended March 31,
	2025			2024
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(36,523)	$(36,899)	$376	$(40,247)	$(40,578)	$331
Amortization	220	229	(9)	102	109	(7)
Balance, end of period	$(36,303)	$(36,670)	$367	$(40,145)	$(40,469)	$324

DallasNews Corporation First Quarter 2025 on Form 10-Q 14

Note 8: Earnings Per Share

The table below sets forth the net income (loss) available to common shareholders and weighted average shares used for calculating earnings per share (“EPS”). The Company’s Series A and Series B common stock equally share in the distributed and undistributed earnings.

	Three Months Ended March 31,
	2025	2024
Earnings (Numerator)
Net income (loss) available to common shareholders	$28,285	$(1,363)

Shares (Denominator)
Weighted average common shares outstanding (1)	5,352,490	5,352,490

Earnings Per Share
Basic	$5.28	$(0.25)
Diluted	$5.28	$(0.25)

(1)There were no options or RSUs outstanding as of March 31, 2025 and 2024, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

Note 9: Long-Lived Assets

In December 2024, the Company entered into a Purchase and Sale Agreement (the “Sale Agreement”) with 2201 Luna Road, LLC, a Texas limited liability company (as succeeded by Plano Estates, LLC, a Texas limited liability company, the “Purchaser”), to sell the Company’s Plano, Texas printing facility, including the surrounding land and most of the production assets (collectively, the “North Plant Property”) for $43,500. Subsequent to entering into the Sale Agreement, the Company and the Purchaser entered into four amendments to the Sale Agreement relating to the extension of the inspection period and the closing date and environmental remediation (see Note 12). The Sale Agreement was entered into in connection with the Company’s announcement in May 2024, that it would be streamlining its print operations to a smaller, leased facility (see Note 4 – Leases) that requires fewer employees. This transition will allow the Company to keep its operations in North Texas and continue to produce a seven-day print edition for the foreseeable future.

On March 11, 2025, the Company completed the sale of the North Plant Property and received net cash proceeds of $40,651 in connection with the Sale Agreement, generating a net gain of $36,206. Following the sale, the Company is leasing the North Plant Property until the new print facility is fully operational in May 2025. The Company made capital investments of $2,051 in the three months ended March 31, 2025, related to the new print facility and more efficient equipment. Total capital investments are $8,455 for the new facility and are included in property, plant and equipment, net in the March 31, 2025 Consolidated Balance Sheet. In the first quarter of 2025, the Company disposed of the North Plant Property assets that are no longer in use that were included in property, plant and equipment, net in the December 31, 2024 Consolidated Balance Sheet.

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

DallasNews Corporation First Quarter 2025 on Form 10-Q 15

Note 11: Segment Reporting

In the second quarter of 2024, the Company’s CODM, who is the Chief Executive Officer, wanted to analyze the agency services business and its overall profitability separate from the traditional TDMN print business. Based on the changes made in the reporting package used by the CODM for purposes of allocating resources and assessing performance, the Company determined it has two reportable segments. The two reportable segments are the following:

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

•Newsprint, ink and other supplies (“NIS”) – Includes expenses for all printing supplies used for the TDMN segment, including commercial printing primarily related to national newspapers. The Agency segment incurs NIS costs associated with printing out of market inserts for marketing and media services clients.

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

DallasNews Corporation First Quarter 2025 on Form 10-Q 16

The table below sets forth revenue and significant expenses that are included in segment profit (loss) and regularly provided to the Company’s CODM. Due to the adoption of ASU 2023-07, the Company updated its presentation to reflect segment profitability as segment profit (loss).

	Three Months Ended March 31,
	2025	2024
TDMN
Net operating revenue (1)	$25,152	$27,053

Employee compensation and benefits	10,006	10,593
Other production, distribution and operating costs	10,239	10,132
Newsprint, ink and other supplies	1,143	1,079
Operating costs and expense	21,388	21,804
TDMN Segment Profit	$3,764	$5,249

Agency
Net operating revenue (1)	$3,973	$4,049

Employee compensation and benefits	1,876	2,426
Other production, distribution and operating costs	1,729	1,819
Newsprint, ink and other supplies	128	205
Operating costs and expense	3,733	4,450
Agency Segment Profit (Loss)	$240	$(401)

Total Segment Profit	$4,004	$4,848
Reconciling items:
Corporate and Other (2)	30,204	(6,604)
Operating Income (Loss) (2)	$34,208	$(1,756)
Other income, net	65	611
Income (Loss) Before Income Taxes (2)	$34,273	$(1,145)

(1)See Note 2 – Revenue for disaggregated revenue by reportable segment and revenue source.

(2)Three months ended March 31, 2025, includes a net gain of $36,206 from the North Plant Property sale.

Note 12: Subsequent Events

On April 10, 2025, the Company entered into an acceptance of offer agreement with First Allmerica Financial Life Insurance Company (the “Insurer”), under which the Pension Plans purchased a nonparticipating single premium group annuity contract that will transfer to the Insurer all of the Pension Plans’ defined benefit pension obligations.

The purchase of the group annuity contract closed on April 17, 2025. The contract covers approximately 1,300 participants and beneficiaries (the “Transferred Participants”). Under the group annuity contract, the Insurer has made an irrevocable commitment, and will be solely responsible, to pay the pension benefits of each Transferred Participant that are due on and after July 1, 2025. The transaction will not result in any changes to the amount of benefits payable to the Transferred Participants.

The purchase of the group annuity contract was funded by (i) approximately $132,000 of Pension Plans’ assets and (ii) a cash contribution of approximately $10,000 from the Company, which cash contribution was intended to fully fund the Company’s remaining defined benefit pension liabilities. The Company funded this contribution using proceeds from the sale of the North Plant Property. As a result of the purchase of the group annuity contract, the Company expects to recognize a one-time non-cash pre-tax pension settlement charge of approximately $33,000 to $37,000 in the second quarter of 2025. The actual charge will depend on finalization of the actuarial and other assumptions.

As previously disclosed, $600 of the proceeds from the North Plant Property sale (the “Escrow Funds”) was deposited with an escrow agent pending the completion of certain environmental testing of the North Plant Property. Following completion of such environmental testing and a determination that no remediation at the North Plant Property would be required, the full amount of the Escrow Funds was released to the Company on April 15, 2025.

DallasNews Corporation First Quarter 2025 on Form 10-Q 17

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

DallasNews Corporation First Quarter 2025 on Form 10-Q 18

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

Macroeconomic Environment

The Company and its business partners are subject to risks and uncertainties caused by factors beyond its control, including macroeconomic factors such as inflation and changes in trade policies. If inflation were to increase, for an extended period, certain operating costs could increase or advertiser spending could be impacted. Furthermore, although recently announced tariffs have not directly affected the Company’s operating results to date, the Company continues to closely monitor trade policies and tariff initiatives that could adversely impact its advertisers and clients.

Overview of Significant Transactions

On March 11, 2025, the Company completed the sale of its Plano, Texas printing facility, including the surrounding land and most of the production assets (collectively, the “North Plant Property”), and received net cash proceeds of $40,651, generating a net gain of $36,206. Following the sale, the Company is leasing the North Plant Property until the new print facility is fully operational in May 2025. In the first quarter of 2025, the Company made capital investments of $2,051 and paid $1,991 of severance related to its transition to a smaller printing facility with more efficient equipment.

The Company used a portion of the proceeds from the sale of the North Plant Property to make a voluntary cash contribution to fully fund the Company’s liabilities under the DallasNews Pension Plans, and purchased an irrevocable group annuity contract from an insurance company to settle the Company’s defined benefit obligations to participants in the DallasNews Pension Plans. See Note 12 – Subsequent Events for additional information. With respect to the remaining proceeds from the sale of the North Plant Property, the Company continues to review its capital allocation strategy to determine the best approach to returning capital to shareholders while also investing in its business to deliver sustainable revenue.

DallasNews Corporation First Quarter 2025 on Form 10-Q 19

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for the three months ended March 31, 2025 and 2024.

The table below sets forth the components of the Company’s operating income (loss).

	Three Months Ended March 31,
	2025	Percentage Change	2024
Advertising and marketing services	$10,813	(7.2)%	$11,646
Circulation	15,447	(5.2)%	16,300
Printing, distribution and other	2,865	(9.2)%	3,156
Total Net Operating Revenue	$29,125	(6.4)%	$31,102

Employee compensation and benefits	14,847	(7.9)%	16,117
Other production, distribution and operating costs	14,671	(2.6)%	15,059
Newsprint, ink and other supplies	1,271	(1.0)%	1,284
Depreciation	334	(16.1)%	398
Gain on sale/disposal of assets, net	(36,206)	N/A	—
Total Operating Costs and Expense	$(5,083)	(115.5)%	$32,858

Operating Income (Loss)	$34,208	N/M	$(1,756)

N/M – not meaningful

Revenues

Advertising and marketing services

Advertising and marketing services revenue, including print, digital, and marketing and media services revenues, was 37.1 percent and 37.4 percent of total revenue for the three months ended March 31, 2025 and 2024, respectively.

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

DallasNews Corporation First Quarter 2025 on Form 10-Q 20

Circulation

Circulation revenue, all included in the TDMN segment, was 53.0 percent and 52.4 percent of total revenue for the three months ended March 31, 2025 and 2024, respectively. Print circulation is generated primarily by selling home delivery subscriptions, including premium publications, and from single copy sales to non-subscribers. Digital circulation is generated by digital-only subscriptions.

Printing, distribution and other

Printing, distribution and other revenue was 9.8 percent and 10.2 percent of total revenue for the three months ended March 31, 2025 and 2024, respectively. TDMN segment revenue that is primarily generated from printing and distribution of other newspapers, mailed advertisements for business customers, and sublease income. In the third quarter of 2024, the Company’s partner for its program to distribute mailed advertisements for business customers, located in Tempe, Arizona, gave their six-month termination notice. The program generates approximately $350,000 a month in revenue, although recently this program is experiencing revenue declines, consistent with the overall industry trend of declining mailed advertisements. The Company does not expect a significant financial impact from the termination of this agreement in April 2025.

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

Newsprint, ink and other supplies – Includes expenses for all printing supplies used for the TDMN segment, which includes operating The Dallas Morning News, as well as commercial printing primarily related to national newspapers. The Agency segment incurs costs associated with printing out of market inserts for marketing and media services clients.

Depreciation – This is not allocated to the two segments since management believes this expense is not indicative of each segment’s core operations.

(Gain) loss on sale/disposal of assets, net – This is not allocated to the two segments since management believes this expense is not associated with the ongoing operations of the segments.

Other Non-Operating Components

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended March 31,
	2025	Percentage Change	2024
Other income, net	$65	(89.4)%	$611

Income tax provision	$5,988	N/M	$218

N/M – not meaningful

Other income, net – Other income, net primarily includes net periodic pension and other post-employment expense (benefit), interest income (expense) and gain (loss) from investments.

Net periodic pension and other post-employment expense (benefit) was $22 and $(474) for the three months ended March 31, 2025 and 2024, respectively.

In the three months ended March 31, 2024, the Company recorded $111 of interest income from the Company’s investments in Certificates of Deposits that were terminated or matured in 2024.

DallasNews Corporation First Quarter 2025 on Form 10-Q 21

Income tax provision – The Company recognized an income tax provision of $5,988 in the three months ended March 31, 2025, due to income generated from the sale of the Company’s Plano printing facility (see Note 9) and effect of the Texas franchise tax. The Company expects to utilize its net operating loss carryforwards to offset almost all federal taxable income. In the three months ended March 31, 2025, the Company recorded a decrease of $5,000 in deferred tax assets related to the utilization of federal net operating loss carryforwards.

The income tax provision of $218 recorded in the three months ended March 31, 2024, was due to the effect of the Texas franchise tax.

Effective income tax rates were 17.5 percent and (19.0) percent for the three months ended March 31, 2025 and 2024, respectively.

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

	Three Months Ended March 31,
	2025	Percentage Change	2024 (Recast)
TDMN
Print advertising	$4,949	(12.2)%	$5,639
Digital advertising	1,891	(3.4)%	1,958
Agency
Marketing and media services	3,973	(1.9)%	4,049
Advertising and Marketing Services	$10,813	(7.2)%	$11,646

TDMN

Print advertising revenue decreased $690 in the three months ended March 31, 2025, primarily due to a decline in classified advertisements in The Dallas Morning News.

Digital advertising revenue decreased slightly in the three months ended March 31, 2025, primarily due to a decline in digital advertisements on dallasnews.com, offset by an increase in advertisements in The Dallas Morning News’ digital replica known as the ePaper.

Agency

Marketing and media services revenue decreased slightly in the three months ended March 31, 2025, primarily resulting from a decline in traditional media services including promotional products and out of market print inserts.

DallasNews Corporation First Quarter 2025 on Form 10-Q 22

Circulation revenue

The table below sets forth circulation revenue all included in the TDMN segment.

	Three Months Ended March 31,
	2025	Percentage Change	2024
TDMN
Print circulation	$11,047	(6.0)%	$11,756
Digital circulation	4,400	(3.2)%	4,544
Circulation	$15,447	(5.2)%	$16,300

Print circulation revenue decreased $709 in the three months ended March 31, 2025, primarily driven by a decline in print subscriptions of 6,479 or 9.6 percent when compared to March 31, 2024, partially offset by rates increasing approximately 4.1 percent.

Digital circulation revenue decreased $144 in the three months ended March 31, 2025. In the third quarter of 2024, the Company modified its digital subscription strategy to be more volume-centric by extending the introductory pricing period and adjusting the ongoing price, resulting in a digital-only subscriptions increase of 694 or 1.1 percent as of March 31, 2025, when compared to December 31, 2024.

Printing, distribution and other revenue

The table below sets forth printing, distribution and other revenue all included in the TDMN segment.

	Three Months Ended March 31,
	2025	Percentage Change	2024
TDMN
Printing, Distribution and Other	$2,865	(9.2)%	$3,156

Printing, distribution and other revenue decreased $291 in the three months ended March 31, 2025, primarily due to a canceled commercial printing partnership and a reduction in mailed advertisements for business customers.

DallasNews Corporation First Quarter 2025 on Form 10-Q 23

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense by reportable segment, and Corporate and Other category.

	Three Months Ended March 31,
	2025	Percentage Change	2024
TDMN
Employee compensation and benefits	$10,006	(5.5)%	$10,593
Other production, distribution and operating costs	10,239	1.1%	10,132
Newsprint, ink and other supplies	1,143	5.9%	1,079
Agency
Employee compensation and benefits	1,876	(22.7)%	2,426
Other production, distribution and operating costs	1,729	(4.9)%	1,819
Newsprint, ink and other supplies	128	(37.6)	205
Corporate and Other
Employee compensation and benefits	2,965	(4.3)%	3,098
Other production, distribution and operating costs	2,703	(13.0)%	3,108
Depreciation	334	(16.1)%	398
Gain on sale/disposal of assets, net	(36,206)	N/A	—
Total Operating Costs and Expense	$(5,083)	(115.5)%	$32,858

Employee compensation and benefits – TDMN expense decreased $587 in the three months ended March 31, 2025, due to headcount reductions related to the transition to a smaller printing facility. Agency expense declined $550 in the three months ended March 31, 2025, as a result of first quarter headcount reductions at Medium Giant. Corporate and Other includes severance expense of $467, offset by compensation savings from reduced headcount. Total Company employee headcount is 461, a decrease of 70 or 13.2 percent when compared to March 31, 2024, and 65 or 12.4 percent when compared to December 31, 2024.

Other production, distribution and operating costs – TDMN expense increased $107 in the three months ended March 31 2025, primarily due to higher distribution expense associated with a new distribution center generating additional commercial printing revenue, partially offset by lower circulation. Agency expense decreased $90 in the three months ended March 31 2025, due to reduced revenue-related outside services expense for traditional media services.

Newsprint, ink and other supplies – TDMN expense increased $64 in the three months ended March 31, 2025, due to higher newsprint consumption related to the transition to the new printing facility. Agency expense decreased $77 in the three months ended March 31, 2025, resulting from a reduction in printing out of market inserts. Newsprint consumption for the three months ended March 31, 2025 and 2024, approximated 1,425 and 1,190 metric tons, respectively, at an average cost per metric ton of $638 and $674, respectively.

Depreciation – Expense decreased in the three months ended March 31, 2025, primarily due to the disposition of assets with remaining useful life, but no longer in use after the North Plant Property sale. The new printing facility assets were put in service late in the first quarter and include the more efficient press that will depreciate over a useful life of 20 years.

Gain on sale/disposal of assets, net – In the three months ended March 31, 2025, the Company recorded a net gain of $36,206 from the North Plant Property sale.

DallasNews Corporation First Quarter 2025 on Form 10-Q 24

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

The table below sets forth revenue and significant expenses that are included in segment profit (loss) and regularly provided to the Company’s CODM. Due to the adoption of ASU 2023-07, the Company updated its presentation to reflect segment profitability as segment profit (loss).

	Three Months Ended March 31,
	2025	2024
TDMN
Net operating revenue	$25,152	$27,053

Employee compensation and benefits	10,006	10,593
Other production, distribution and operating costs	10,239	10,132
Newsprint, ink and other supplies	1,143	1,079
Operating costs and expense	21,388	21,804
TDMN Segment Profit	$3,764	$5,249

Agency
Net operating revenue	$3,973	$4,049

Employee compensation and benefits	1,876	2,426
Other production, distribution and operating costs	1,729	1,819
Newsprint, ink and other supplies	128	205
Operating costs and expense	3,733	4,450
Agency Segment Profit (Loss)	$240	$(401)

Total Segment Profit	$4,004	$4,848
Reconciling items:
Corporate and Other (1)	30,204	(6,604)
Operating Income (Loss) (1)	$34,208	$(1,756)
Other income, net	65	611
Income (Loss) Before Income Taxes (1)	$34,273	$(1,145)

(1)Three months ended March 31, 2025, includes a net gain of $36,206 from the North Plant Property sale.

TDMN

TDMN segment profit decreased $1,485 in the three months ended March 31, 2025, primarily due to revenue declines in print advertising and print circulation of $690 and $709, respectively, partially offset by expense savings from headcount reductions related to the transition to a more efficient printing facility.

Agency

Agency segment profit (loss) improved $641 in the three months ended March 31, 2025, primarily due to strategic expense savings initiatives and continuing to focus on more relevant solutions for its clients.

DallasNews Corporation First Quarter 2025 on Form 10-Q 25

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of March 31, 2025 and December 31, 2024, were $44,170 and $9,594, respectively.

The Company expects to have cash flow and expense reduction measures in place to help offset future revenue declines. The Company believes it has adequate cash to continue to fund operating activities and capital spending.

In December 2024, the Company announced it entered into an agreement (the “Sale Agreement”) with 2201 Luna Road, LLC, a Texas limited liability company (as succeeded by Plano Estates, LLC, a Texas limited liability company, the “Purchaser”) to sell its Plano, Texas printing facility, including the surrounding land and most of the production assets (collectively, the “North Plant Property”) for $43,500. Subsequent to entering into the Sale Agreement, the Company and the Purchaser entered into four amendments to the Sale Agreement relating to the extension of the inspection period and the closing date and environmental remediation (see Note 12). The Sale Agreement was entered into in connection with the Company’s announcement on May 14, 2024, that it would be streamlining its print operations to a smaller, leased facility (see Note 4 – Leases) that requires fewer employees.

On March 11, 2025, the Company completed the sale of the North Plant Property and received net cash proceeds of $40,651 in connection with the Sale Agreement, generating a net gain of $36,206. Following the sale, the Company is leasing the North Plant Property until the new print facility is fully operational in May 2025. In the three months ended March 31, 2025, the Company made capital investments of $2,051 and paid $1,991 of severance related to its transition to a smaller printing facility with more efficient equipment. This transition will allow the Company to keep its operations in North Texas and continue to produce a seven-day print edition for the foreseeable future. Once the transition is completed, the Company expects to benefit from annual expense savings of approximately $5,000.

The Company used a portion of the proceeds from the sale of the North Plant Property to make a voluntary cash contribution to fully fund the Company’s liabilities under the DallasNews Pension Plans, and purchased an irrevocable group annuity contract from an insurance company to settle the Company’s defined benefit obligations to participants in the DallasNews Pension Plans. See Note 12 – Subsequent Events for additional information.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash used for operating activities for the three months ended March 31, 2025 and 2024, was $3,538 and $3,208, respectively. Cash flows used for operating activities increased by $330 during the three months ended March 31, 2025, when compared to the prior year period, primarily due to changes in working capital and other operating assets and liabilities. Cash flows used for operating activities included severance payments for headcount reductions in the first quarter of 2025, related to the transition to a smaller, more efficient print facility, and in the first quarter of 2024, for a voluntary severance offer.

Investing Cash Flows

Net cash provided by investing activities was $38,114 and $313 for the three months ended March 31, 2025 and 2024, respectively. In 2025, the Company sold the North Plant Property and received net cash proceeds of $40,651. In the first quarter of 2024, $10,000 in Certificates of Deposit (“CD’s”) matured and the Company reinvested $9,909 in CD’s. The Company received cash proceeds of $323 in 2024 from the return on the Company’s investments in CD’s. Cash flows provided by investing activities also included $2,453 of capital spending in 2025, primarily related to the new printing facility and equipment, and $101 of capital spending in 2024.

Financing Cash Flows

Net cash used for financing activities was $0 and $856 for the three months ended March 31, 2025 and 2024, respectively, all attributable to dividend payments.

Financing Arrangements

None.

DallasNews Corporation First Quarter 2025 on Form 10-Q 26

Contractual Obligations

The Company has contractual obligations for operating leases, primarily for office space, printing facilities and other distribution centers, some of which include escalating lease payments. See Note 4 – Leases for future lease payments by year.

No contributions are required to the DallasNews Pension Plans in 2025 under the applicable tax and labor laws governing pension plan funding; however, as previously announced, the Company used a portion of the proceeds from the sale of the North Plant Property to make a voluntary cash contribution to fully fund the Company’s liabilities under the DallasNews Pension Plans, and purchased an irrevocable group annuity contract from an insurance company to settle the Company’s defined benefit obligations to participants in the DallasNews Pension Plans.

Additional information related to the Company’s contractual obligations is available in Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 17, 2025, with the Securities and Exchange Commission (“SEC”).

Critical Accounting Policies and Estimates

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q concerning DallasNews Corporation’s transition of print operations, expected capital investments and expense savings related to the transition, use of the proceeds from the sale of its Plano, TX printing facility, expected pension settlement charges, the Company’s business outlook or future economic performance, revenues, expenses, cash balance, capital expenditures, investments, impairments, business initiatives, pension plan contributions and obligations, working capital, and other financial and non-financial items that are not historical facts are “forward-looking statements” as the term is defined under applicable federal securities laws. Words such as “anticipate,” “assume,” “believe,” “can,” “could,” “estimate,” “forecast,” “intend,” “expect,” “may,” “project,” “plan,” “seek,” “should,” “target,” “will,” “would” and their opposites and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those set forth in forward-looking statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include changes in advertising demand and other economic conditions; consumers’ tastes; newsprint and distribution prices; program costs; the Company’s ability to successfully execute the Return to Growth Plan; the Company’s ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market; the success of the Company’s digital strategy; changes in economic policies and tariffs; labor relations; cybersecurity incidents; and technological obsolescence. Among other risks, there can be no guarantee that the Company’s board of directors will approve a quarterly dividend in the future or that the Company’s financial projections are accurate, as well as other risks described in the Company’s Annual Report on Form 10-K and in the Company’s other public disclosures and filings with the Securities and Exchange Commission. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2025, management concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation First Quarter 2025 on Form 10-Q 27

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

DallasNews Corporation First Quarter 2025 on Form 10-Q 28

Item 6. Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, as indicated. In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed. Exhibits marked with three asterisks (***) are furnished with this report. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. Exhibits marked with a pound sign (#) have schedules or exhibits that have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission or its staff upon request.

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

3.6 *	Certificate of Correction to Certificate of Amendment (Exhibit 3.2 to the June 30, 2021 Form 8-K)
3.7 *	Amended and Restated Bylaws of DallasNews Corporation (Exhibit 3.3 to the June 30, 2021 Form 8-K)
10.1	Second Amendment to Purchase and Sale Agreement, dated February 3, 2025, by and between The Dallas Morning News, Inc. and Plano Estates, LLC
10.2#	Third Amendment to Purchase and Sale Agreement, dated February 5, 2025, by and between The Dallas Morning News, Inc. and Plano Estates, LLC
10.3	Fourth Amendment to Purchase and Sale Agreement, dated February 28, 2025, by and between The Dallas Morning News, Inc. and Plano Estates, LLC
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 ***	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH **	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

DallasNews Corporation First Quarter 2025 on Form 10-Q 29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLASNEWS CORPORATION

By:	/s/	Catherine G. Collins
Catherine G. Collins
Chief Financial Officer
(Principal Financial Officer)

Dated:	April 30, 2025

DallasNews Corporation First Quarter 2025 on Form 10-Q 30