Form 10-Q
period 2025-06-30
DallasNews Corp
filed 2025-07-30
CIK 1413898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

Shares of Common Stock outstanding at July 28, 2025: 5,352,490 shares (consisting of 4,739,025 shares of Series A Common Stock and 613,465 shares of Series B Common Stock).

DallasNews Corporation Second Quarter 2025 on Form 10-Q

DALLASNEWS CORPORATION

FORM 10-Q

DallasNews Corporation Second Quarter 2025 on Form 10-Q

PART I

Item 1. Financial Information

DallasNews Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except share and per share amounts (unaudited)	2025	2024	2025	2024
Net Operating Revenue:
Advertising and marketing services	$12,302	$12,784	$23,115	$24,430
Circulation	15,263	16,181	30,710	32,481
Printing, distribution and other	2,201	3,096	5,066	6,252
Total net operating revenue	29,766	32,061	58,891	63,163
Operating Costs and Expense:
Employee compensation and benefits	13,592	14,738	28,439	30,855
Other production, distribution and operating costs	13,713	15,046	28,384	30,105
Newsprint, ink and other supplies	932	1,302	2,203	2,586
Depreciation	370	407	704	805
Gain on sale/disposal of assets, net	(104)	—	(36,310)	—
Total operating costs and expense	28,503	31,493	23,420	64,351
Operating income (loss)	1,263	568	35,471	(1,188)
Other income (loss), net	(34,979)	641	(34,914)	1,252
Income (Loss) Before Income Taxes	(33,716)	1,209	557	64
Income tax provision (benefit)	(224)	(241)	5,764	(23)
Net Income (Loss)	$(33,492)	$1,450	$(5,207)	$87

Per Share Basis
Net income (loss)
Basic	$(6.26)	$0.27	$(0.97)	$0.02
Diluted	$(6.26)	$0.27	$(0.97)	$0.02
Number of common shares used in the per share calculation:
Basic	5,352,490	5,352,490	5,352,490	5,352,490
Diluted	5,352,490	5,352,490	5,352,490	5,352,490

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 3

DallasNews Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (unaudited)	2025	2024	2025	2024
Net Income (Loss)	$(33,492)	$1,450	$(5,207)	$87
Other Comprehensive Income, Net of Tax:
Amortization of actuarial losses	35,483	102	35,703	204
Actuarial gain	1,175	—	1,175	—
Total other comprehensive income, net of tax	36,658	102	36,878	204
Total Comprehensive Income	$3,166	$1,552	$31,671	$291

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 4

DallasNews Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
In thousands, except share amounts (unaudited)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$33,700	$9,594
Accounts receivable (net of allowance of $168 and $156 at June 30, 2025 and December 31, 2024, respectively)	8,981	10,662
Inventories	466	1,231
Prepaids and other current assets	4,606	2,856
Total current assets	47,753	24,343
Property, plant and equipment, at cost	35,967	301,417
Less accumulated depreciation	(25,910)	(288,784)
Property, plant and equipment, net	10,057	12,633
Operating lease right-of-use assets	16,210	17,434
Deferred income taxes, net	399	5,609
Other assets	1,816	1,824
Total assets	$76,235	$61,843
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,884	$4,808
Accrued compensation and benefits	3,907	4,234
Other accrued expense	4,087	7,264
Contract liabilities	8,852	8,689
Total current liabilities	20,730	24,995
Long-term pension liabilities	—	11,764
Long-term operating lease liabilities	16,155	17,379
Other post-employment benefits	854	880
Other liabilities	12	12
Total liabilities	37,751	55,030
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value; Authorized 31,250,000 shares
Series A: issued 5,217,490 and 5,217,467 at June 30, 2025 and December 31, 2024, respectively	52	52
Series B: issued 613,465 and 613,488 at June 30, 2025 and December 31, 2024, respectively	6	6
Treasury stock, Series A, at cost; 478,465 shares held at June 30, 2025 and December 31, 2024	(13,443)	(13,443)
Additional paid-in capital	494,563	494,563
Accumulated other comprehensive loss	355	(36,523)
Accumulated deficit	(443,049)	(437,842)
Total shareholders’ equity	38,484	6,813
Total liabilities and shareholders’ equity	$76,235	$61,843

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 5

DallasNews Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30, 2025 and 2024
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2023	5,216,317	614,638	$58	$494,563	(478,465)	$(13,443)	$(40,247)	$(437,973)	$2,958
Net income	—	—	—	—	—	—	—	87	87
Other comprehensive income	—	—	—	—	—	—	204	—	204
Conversion of Series B to Series A	250	(250)	—	—	—	—	—	—	—
Balance at June 30, 2024	5,216,567	614,388	$58	$494,563	(478,465)	$(13,443)	$(40,043)	$(437,886)	$3,249
Balance at December 31, 2024	5,217,467	613,488	$58	$494,563	(478,465)	$(13,443)	$(36,523)	$(437,842)	$6,813
Net loss	—	—	—	—	—	—	—	(5,207)	(5,207)
Other comprehensive income	—	—	—	—	—	—	36,878	—	36,878
Conversion of Series B to Series A	23	(23)	—	—	—	—	—	—	—
Balance at June 30, 2025	5,217,490	613,465	$58	$494,563	(478,465)	$(13,443)	$355	$(443,049)	$38,484

	Three Months Ended June 30, 2025 and 2024
	Common Stock				Treasury Stock
In thousands, except share and per share amounts (unaudited)	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Shares Series A	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2024	5,216,317	614,638	$58	$494,563	(478,465)	$(13,443)	$(40,145)	$(439,336)	$1,697
Net income	—	—	—	—	—	—	—	1,450	1,450
Other comprehensive income	—	—	—	—	—	—	102	—	102
Conversion of Series B to Series A	250	(250)	—	—	—	—	—	—	—
Balance at June 30, 2024	5,216,567	614,388	$58	$494,563	(478,465)	$(13,443)	$(40,043)	$(437,886)	$3,249
Balance at March 31, 2025	5,217,477	613,478	$58	$494,563	(478,465)	$(13,443)	$(36,303)	$(409,557)	$35,318
Net loss	—	—	—	—	—	—	—	(33,492)	(33,492)
Other comprehensive income	—	—	—	—	—	—	36,658	—	36,658
Conversion of Series B to Series A	13	(13)	—	—	—	—	—	—	—
Balance at June 30, 2025	5,217,490	613,465	$58	$494,563	(478,465)	$(13,443)	$355	$(443,049)	$38,484

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 6

DallasNews Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In thousands (unaudited)	2025	2024
Operating Activities
Net income (loss)	$(5,207)	$87
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	704	805
Net periodic pension and other post-employment expense (benefit)	35,307	(948)
Provision (benefit) for credit losses	(81)	43
Deferred income taxes	5,210	(2)
Gain on short-term investments	—	(159)
Gain on sale/disposal of assets, net	(36,310)	—
Changes in working capital and other operating assets and liabilities:
Accounts receivable	1,762	760
Inventories, prepaids and other current assets	(985)	(530)
Other assets	8	11
Accounts payable	(924)	1,148
Compensation and benefit obligations	(327)	(215)
Other accrued expenses	(2,871)	(3,087)
Contract liabilities	163	458
Long-term pension liabilities	(10,172)	—
Other post-employment benefits	(47)	(31)
Net cash used for operating activities	(13,770)	(1,660)
Investing Activities
Purchases of assets	(2,897)	(3,020)
Sales of assets	40,773	—
Purchases of short-term investments	—	(9,909)
Maturities/disposals of short-term investments	—	20,349
Net cash provided by investing activities	37,876	7,420
Financing Activities
Dividends paid	—	(856)
Net cash used for financing activities	—	(856)
Net increase in cash and cash equivalents	24,106	4,904
Cash and cash equivalents, beginning of period	9,594	11,697
Cash and cash equivalents, end of period	$33,700	$16,601

Supplemental Disclosures
Income tax paid, net	$381	$552

See the accompanying Notes to the Consolidated Financial Statements.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 7

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

Employees.    As of June 30, 2025, the Company had 451 employees, a headcount decrease of 82 or 15.4 percent when compared to June 30, 2024, primarily resulting from the transition to a smaller, more efficient printing facility that requires fewer employees. In the three and six months ended June 30, 2025, the Company paid $624 and $2,615, respectively, of severance related to its transition to a more efficient printing facility, that was included in other accrued expense in the Consolidated Balance Sheet as of December 31, 2024.

Segment Presentation.    Based on the reporting package used by the Company’s Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and assessing performance, the Company determined it has two reportable segments. The two reportable segments are TDMN and Agency. The Company also has a Corporate and Other category that includes certain unallocated general corporate expenses, as well as costs that are not associated with the ongoing operations of the segments. See Note 11 - Segment Reporting for additional information.

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

DallasNews Corporation Second Quarter 2025 on Form 10-Q 8

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

The table below sets forth revenue disaggregated by reportable segment and revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
TDMN
Print advertising	$6,257	$6,558	$11,206	$12,197
Digital advertising	2,164	2,274	4,055	4,232
Agency
Marketing and media services	3,881	3,952	7,854	8,001
Advertising and Marketing Services	$12,302	$12,784	$23,115	$24,430

TDMN
Print circulation	$10,915	$11,603	$21,962	$23,359
Digital circulation	4,348	4,578	8,748	9,122
Circulation	$15,263	$16,181	$30,710	$32,481

TDMN	$2,201	$3,096	5,066	6,252
Printing, Distribution and Other	$2,201	$3,096	$5,066	$6,252

Total Revenue	$29,766	$32,061	$58,891	$63,163

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

DallasNews Corporation Second Quarter 2025 on Form 10-Q 9

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

Contract Liabilities

Deferred revenue is recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. The Company’s primary sources of deferred revenue are from circulation subscriptions and advertising paid in advance of the service provided. These up-front payments are recorded upon receipt as contract liabilities in the Consolidated Balance Sheets and the revenue is recognized when the Company’s obligations under the terms of the contract are satisfied. In the three and six months ended June 30, 2025, the Company recognized $1,751 and $8,116, respectively, of revenue that was included in the contract liabilities balance as of December 31, 2024. The Company typically recognizes deferred revenue within 1 to 12 months.

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

DallasNews Corporation Second Quarter 2025 on Form 10-Q 10

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

The table below sets forth changes in the allowance for credit losses.

	Six Months Ended June 30,
	2025	2024
Beginning balance	$156	$207
Current period provision (benefit)	(81)	43
Write-offs and reclassifications	78	(126)
Recoveries of amounts previously written-off	15	39
Ending balance	$168	$163

The Company recognized a provision (benefit) for credit losses of $(91) and $(31) for the three months ended June 30, 2025 and 2024, respectively, and $(81) and $43 for the six months ended June 30, 2025 and 2024, respectively, which is included in other production, distribution and operating costs in the Consolidated Statements of Operations. The current period benefit for credit losses recognized in the three and six months ended June 30, 2025, resulted from reclassifications of reserved balances that are no longer considered high risk or payment was received.

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

Operating lease right-of-use assets and liabilities are recognized at commencement date of lease agreements greater than one year based on the present value of lease payments over the lease term. In determining the present value of lease payments, the implicit rate was not readily determinable in the Company’s lease agreements. Therefore, the Company used an estimated secured incremental borrowing rate, based on the Company’s credit rating, adjusted for the weighted average term of each lease. Lease expense is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred. For leases with terms of 12 months or less, no asset or liability is recorded and lease expense is recognized on a straight-line basis over the lease term. The exercise of lease renewal options are at the Company’s sole discretion and options are recognized when it is reasonably certain the Company will exercise the option. The recognized right-of-use assets and lease liabilities as calculated do not assume renewal options. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants. Additionally, the Company does not separately identify lease and nonlease components, such as maintenance costs. As of June 30, 2025, the Company did not have any significant operating leases that have not yet commenced.

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

The Company has various subleases with distributors, for distribution center space, with varying remaining lease terms usually around one year and are cancellable with notice by either party. Additionally, the Company will sublease office space for one year in Tempe, Arizona that it will no longer use due to the termination of its partnership to distribute mailed advertisements. Sublease income is included in printing, distribution and other revenue in the Consolidated Statements of Operations. As of June 30, 2025, sublease income is expected to approximate $570 for the remainder of 2025 and $325 in 2026.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 11

The table below sets forth supplemental Consolidated Balance Sheet information for the Company’s leases.

	Classification	June 30, 2025	December 31, 2024
Assets
Operating	Operating lease right-of-use assets	$16,210	$17,434

Liabilities
Operating
Current	Other accrued expense	$2,528	$2,724
Noncurrent	Long-term operating lease liabilities	16,155	17,379
Total lease liabilities		$18,683	$20,103

Lease Term and Discount Rate
Operating leases
Weighted average remaining lease term (years)		7.2	7.5
Weighted average discount rate (%)		7.6	7.6

The table below sets forth components of lease cost and supplemental cash flow information for the Company’s leases.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Cost
Operating lease cost	$1,070	$847	$2,139	$1,694
Short-term lease cost	11	27	34	37
Variable lease cost	191	135	403	278
Sublease income	(238)	(72)	(335)	(155)
Total lease cost	$1,034	$937	$2,241	$1,854

Supplemental Cash Flow Information
Cash paid for operating leases included in operating activities			$2,195	$1,708
Right-of-use assets obtained in exchange for operating lease liabilities			183	3,537

The table below sets forth the remaining maturities of the Company’s lease liabilities as of June 30, 2025.

Years Ending December 31,	Operating Leases
2025	$1,870
2026	3,642
2027	3,250
2028	3,235
2029	2,926
Thereafter	9,600
Total lease payments	24,523
Less: imputed interest	5,840
Total lease liabilities	$18,683

DallasNews Corporation Second Quarter 2025 on Form 10-Q 12

Note 5: Income Taxes

The Company calculated the income tax provision (benefit) for the 2025 and 2024 interim periods using an estimated annual effective tax rate based on its expected annual income (loss) before income taxes, adjusted for permanent differences, which it applied to the year-to-date income (loss) before income taxes and adjusted for specific events that are discretely recognized in full in the period they occur.

The Company recognized an income tax provision (benefit) of $(224) and $(241) in the three months ended June 30, 2025 and 2024, respectively, and $5,764 and $(23) in the six months ended June 30, 2025 and 2024, respectively. Excluding the discrete impact of the DallasNews Pension Plans annuitization (Note 6), the effective income tax rate was 17.3 percent for the six months ended June 30, 2025, and (35.9) percent for the six months ended June 30, 2024.

The income tax provision for the six months ended June 30, 2025, is due to income generated from the sale of the Company’s Plano printing facility in the first quarter (Note 9) and effect of the Texas franchise tax. The Company expects to utilize its net operating loss carryforwards to offset almost all federal taxable income. In the six months ended June 30, 2025, the Company recorded a decrease of $5,210 in deferred tax assets related to the utilization of federal net operating loss carryforwards.

The income tax benefit of $241 and $23 recorded in the three and six months ended June 30, 2024, respectively, was due to the negative annual effective tax rate estimated for the 2024 year, applied to the June 30, 2024 year-to-date income before taxes.

Note 6: Pension and Other Retirement Plans

Defined Benefit Plans. The Company sponsored the DallasNews Pension Plans (the “Pension Plans”), which provided benefits to approximately 1,300 current and former employees of the Company. DallasNews Pension Plan I provided benefits to certain current and former employees primarily employed with The Dallas Morning News or the DallasNews corporate offices. DallasNews Pension Plan II provided benefits to certain former employees of The Providence Journal Company. This obligation was retained by the Company upon the sale of the newspaper operations of The Providence Journal. No additional benefits were accruing under the DallasNews Pension Plans, as future benefits were frozen.

On April 17, 2025, the Pension Plans purchased a nonparticipating single premium group annuity contract that transferred all of the Pension Plans’ defined benefit pension obligations to First Allmerica Financial Life Insurance Company (the “Insurer”). The contract covers approximately 1,300 participants and beneficiaries (the “Transferred Participants”). Under the group annuity contract, the Insurer has made an irrevocable commitment, and will be solely responsible, to pay the pension benefits of each Transferred Participant that are due on and after July 1, 2025. The transaction will not result in any changes to the amount of benefits payable to the Transferred Participants. The purchase of the group annuity contract was funded by (i) approximately $132,000 of Pension Plans’ assets and (ii) a cash contribution of approximately $10,000 from the Company, which cash contribution was intended to fully fund the Company’s remaining defined benefit pension liabilities. The Company funded this contribution using proceeds from the sale of the North Plant Property. The settlement of the Company’s defined benefit obligations required the Pension Plans’ assets and obligations to be remeasured resulting in an actuarial gain of $1,175 recorded in other comprehensive income in the second quarter; see Note 7 – Shareholders’ Equity. For the remeasurement, the discount rate used to determine interest expense was 5.3 percent and the expected long-term rate of return on the Pension Plans’ assets remained at 6.3 percent.

Following the remeasurement, in the second quarter, the Company recorded a one-time non-cash pre-tax pension settlement charge of $35,266 to recognize all actuarial gains (losses) in accumulated other comprehensive loss attributable to the Pension Plans. The recognized settlement loss is a component of net periodic pension expense (benefit), which is included in other income (loss), net in the Consolidated Statements of Operations.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 13

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

The table below sets forth components of net periodic pension expense (benefit), which is included in other income (loss), net in the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest cost	$1,920	$1,882	$3,841	$3,764
Expected return on plans' assets	(2,131)	(2,469)	(4,261)	(4,937)
Amortization of actuarial loss	229	109	458	218
Recognized settlement loss	35,266	—	35,266	—
Net periodic pension expense (benefit)	$35,284	$(478)	$35,304	$(955)

Other defined benefit plans.   DallasNews also sponsors unfunded other post-employment benefit (the “OPEB”) plans, which provide health and life insurance benefits for certain retired employees. These plans were frozen subsequent to the separation from the Company’s former parent company; therefore, no future benefits accrue and on-going service costs are not a component of net periodic benefit cost. The Company recorded a liability of $854 and $880 related to the OPEB plans as of June 30, 2025 and December 31, 2024, respectively. A net periodic benefit cost of $2 and $3 for the three months ended June 30, 2025 and 2024, respectively, and $3 and $7 for the six months ended June 30, 2025 and 2024, respectively, was recorded to other income (loss), net. The net periodic benefit cost primarily represents amortization of actuarial gains (losses) and prior service costs, offset by interest expense associated with the actuarial liability. Actuarial gains (losses) are recorded annually to other comprehensive income; see Note 7 – Shareholders’ Equity.

Defined Contribution Plans. The DallasNews Savings Plan (the “Savings Plan”), a defined contribution 401(k) plan, covers substantially all employees of DallasNews. Participants may elect to contribute a portion of their pretax compensation as provided by the Savings Plan and the Internal Revenue Code. Employees can contribute up to 100 percent of their annual eligible compensation less required withholdings and deductions up to statutory limits. The Company provides an ongoing dollar-for-dollar match of eligible employee contributions, up to 1.5 percent of the employees’ compensation. Aggregate expense for matching contributions to the Savings Plan was $159 and $168 for the three months ended June 30, 2025 and 2024, respectively, and $319 and $337 for the six months ended June 30, 2025 and 2024, respectively.

Note 7: Shareholders’ Equity

Outstanding Shares. The Company had Series A common stock, par value $0.01 per share (“Series A Common Stock”), and Series B common stock, par value $0.01 per share (“Series B Common Stock,” and together with the Series A Common Stock, “Common Stock”) outstanding of 4,739,025 and 613,465, respectively, net of treasury shares at June 30, 2025. At December 31, 2024, the Company had Series A Common Stock and Series B Common Stock outstanding of 4,739,002 and 613,488, respectively, net of treasury shares.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss consists of actuarial gains and losses attributable to the DallasNews Pension Plans, gains and losses resulting from Pension Plans’ amendments and other actuarial experience attributable to the OPEB plans. The Company records amortization of the components of accumulated other comprehensive loss in other income (loss), net in its Consolidated Statements of Operations. Gains and losses are amortized over the weighted average remaining life expectancy of the OPEB plans and Pension Plans’ participants.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 14

The tables below set forth the changes in accumulated other comprehensive loss, net of tax, as presented in the Company’s consolidated financial statements.

	Three Months Ended June 30,
	2025			2024
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(36,303)	$(36,670)	$367	$(40,145)	$(40,469)	$324
Amortization	35,483	35,495	(12)	102	109	(7)
Actuarial gain	1,175	1,175	—	—	—	—
Balance, end of period	$355	$—	$355	$(40,043)	$(40,360)	$317

	Six Months Ended June 30,
	2025			2024
	Total	Defined benefit pension plans	Other post- employment benefit plans	Total	Defined benefit pension plans	Other post- employment benefit plans
Balance, beginning of period	$(36,523)	$(36,899)	$376	$(40,247)	$(40,578)	$331
Amortization	35,703	35,724	(21)	204	218	(14)
Actuarial gain	1,175	1,175	—	—	—	—
Balance, end of period	$355	$—	$355	$(40,043)	$(40,360)	$317

Note 8: Earnings Per Share

The table below sets forth the net income (loss) available to common shareholders and weighted average shares used for calculating earnings per share (“EPS”). The Company’s Series A Common Stock and Series B Common Stock equally share in the distributed and undistributed earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings (Numerator)
Net income (loss) available to common shareholders	$(33,492)	$1,450	$(5,207)	$87

Shares (Denominator)
Weighted average common shares outstanding (1)	5,352,490	5,352,490	5,352,490	5,352,490

Earnings Per Share
Basic	$(6.26)	$0.27	$(0.97)	$0.02
Diluted	$(6.26)	$0.27	$(0.97)	$0.02

(1)There were no options or RSUs outstanding as of June 30, 2025 and 2024, that would result in dilution of shares or the calculation of EPS under the two-class method as prescribed under ASC 260 – Earnings Per Share.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 15

Note 9: Long-Lived Assets

In December 2024, the Company entered into a Purchase and Sale Agreement (the “Sale Agreement”) with 2201 Luna Road, LLC, a Texas limited liability company (as succeeded by Plano Estates, LLC, a Texas limited liability company, the “Purchaser”), to sell the Company’s Plano, Texas printing facility, including the surrounding land and most of the production assets (collectively, the “North Plant Property”) for $43,500. Subsequent to entering into the Sale Agreement, the Company and the Purchaser entered into four amendments to the Sale Agreement relating to the extension of the inspection period and the closing date and environmental remediation discussed below. The Sale Agreement was entered into in connection with the Company’s announcement in May 2024, that it would be streamlining its print operations to a smaller, leased facility (see Note 4 – Leases) that requires fewer employees.

On March 11, 2025, the Company completed the sale of the North Plant Property. As previously disclosed, $600 of the proceeds from the North Plant Property sale (the “Escrow Funds”) was deposited with an escrow agent pending the completion of certain environmental testing of the North Plant Property. Following completion of such environmental testing that determined it would not be required, the full amount of the Escrow Funds was released to the Company on April 15, 2025.

In connection with the Sale Agreement, the Company received net cash proceeds of $40,773, including the Escrow Funds and additional asset disposal costs incurred in the second quarter, generating a net gain of $36,310. The Company used a portion of the proceeds from the sale of the North Plant Property to make a voluntary cash contribution to fully fund its liabilities under the DallasNews Pension Plans; see Note 6 – Pension and Other Retirement Plans.

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

Note 11: Segment Reporting

Based on the reporting package used by the CODM for purposes of allocating resources and assessing performance, the Company determined it has two reportable segments. The two reportable segments are the following:

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

DallasNews Corporation Second Quarter 2025 on Form 10-Q 16

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

The table below sets forth revenue and significant expenses that are included in segment profit (loss) and regularly provided to the Company’s CODM. Due to the adoption of ASU 2023-07 effective as of the year ended December 31,2024, the Company updated its presentation to reflect segment profitability as segment profit (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
TDMN
Net operating revenue (1)	$25,885	$28,109	$51,037	$55,162

Employee compensation and benefits	9,369	10,190	19,375	20,783
Other production, distribution and operating costs	9,302	10,442	19,541	20,574
Newsprint, ink and other supplies	837	1,162	1,980	2,240
Operating costs and expense	19,508	21,794	40,896	43,597
TDMN Segment Profit	$6,377	$6,315	$10,141	$11,565

Agency
Net operating revenue (1)	$3,881	$3,952	$7,854	$8,001

Employee compensation and benefits	1,875	2,108	3,751	4,534
Other production, distribution and operating costs	1,678	1,673	3,407	3,492
Newsprint, ink and other supplies	95	140	223	346
Operating costs and expense	3,648	3,921	7,381	8,372
Agency Segment Profit (Loss)	$233	$31	$473	$(371)

Total Segment Profit	$6,610	$6,346	$10,614	$11,194
Reconciling items:
Corporate and Other (2)	(5,347)	(5,778)	24,857	(12,382)
Operating Income (Loss) (2)	$1,263	$568	$35,471	$(1,188)
Other income (loss), net (3)	(34,979)	641	(34,914)	1,252
Income (Loss) Before Income Taxes (2) (3)	$(33,716)	$1,209	$557	$64

(1)See Note 2 – Revenue for disaggregated revenue by reportable segment and revenue source.

(2)Six months ended June 30, 2025, includes a net gain of $36,310 from the North Plant Property sale; see Note 9 – Long-Lived Assets.

(3)Three and six months ended June 30, 2025, includes a non-cash pension settlement charge of $35,266; see Note 6 – Pension and Other Retirement Plans.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 17

Note 12: Subsequent Events

New Tax Legislation

On July 4, 2025, H.R.1 – One Big Beautiful Bill (the “Bill”) was enacted into law. The Bill makes permanent key elements of the Tax Cuts and Jobs Act, including but not limited to, 100 percent bonus depreciation and domestic research cost expensing. ASC 740, Income Taxes, requires the effects of changes in tax laws or rates on deferred tax balances to be recognized in the interim period in which the legislation is enacted. The Company is currently evaluating the impact of the Bill, which if any, will be reflected in the Company’s third quarter financial statements. The Company currently does not expect a material impact on its financial statements or its 2025 effective tax rate.

Merger

On July 9, 2025, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement,” and as amended, the “Merger Agreement”) with Hearst Media West, LLC, a Delaware limited liability company (“Parent”), Destiny Merger Sub, Inc., a Texas corporation and wholly owned subsidiary of Parent (“Merger Sub”), and, solely for purposes of certain guaranty provisions set forth in the Merger Agreement, Hearst Communications, Inc., a Delaware corporation and the indirect owner of all of the outstanding equity of each of Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent. The Merger Agreement and the transactions contemplated thereby (including the Merger) were approved by the unanimous vote of the Company’s board of directors (the “Board”).

On July 27, 2025, the Company entered into the First Amendment to the Merger Agreement (the “Merger Agreement Amendment”). Pursuant to the Merger Agreement Amendment, the per share merger consideration was increased from $14.00 in cash, without interest, to $15.00 in cash, without interest. Additionally, pursuant to the Merger Agreement Amendment, certain legal expenses incurred or accrued by the Company or its subsidiaries will be excluded from the calculation of “Transaction Expenses” (as defined in the Merger Agreement) and, as a result, will not impact the calculation of the Company’s Net Cash (as defined in the Merger Agreement) as of the effective time of the Merger (the “Effective Time”). The Merger Agreement Amendment also implements various changes to reflect the adoption of the Rights Agreement (as defined below). All other terms of the Original Merger Agreement remain the same and in full force and effect as originally executed.

Under the terms of the Merger Agreement, at the Effective Time, each share of Series A Common Stock and Series B Common Stock that is outstanding immediately prior to the Effective Time (other than shares of Common Stock (i) held in treasury of the Company, (ii) issued and outstanding and owned by the Company, Parent or Merger Sub, or any direct or indirect wholly owned subsidiary of the Company, Parent or Merger Sub, or (iii) held by shareholders who have properly and validly exercised and perfected their statutory rights of dissent and appraisal in respect of such Shares in accordance with, and have otherwise complied with, Subchapter H, Chapter 10 of the Texas Business Organizations Code) will be canceled and extinguished and automatically converted into the right to receive cash in the amount equal to $15.00, without interest.

The Merger is subject to customary closing conditions including, among other things, (i) the receipt at a special meeting of shareholders of the Company of the affirmative vote in favor of the Merger Agreement and the transactions contemplated thereby (including the Merger) of (a) the holders of at least two-thirds of the voting power of all of the shares of Common Stock that are outstanding and entitled to vote on the approval of the Merger Agreement and the transactions contemplated thereby (including the Merger), (b) the holders of at least two-thirds of the shares of Series A Common Stock that are outstanding and entitled to vote on the approval of the Merger Agreement and the transactions contemplated thereby (including the Merger), voting separately as a class, and (c) the holders of at least two-thirds of the shares of Series B Common Stock that are outstanding and entitled to vote on the approval of the Merger Agreement and the transactions contemplated thereby (including the Merger), voting separately as a class (collectively, the “Requisite Shareholder Approval”), and (ii) the Company having Net Cash of not less than $20,000,000 as of the Effective Time. The Merger is expected to close during the third or early fourth quarter of 2025, subject to receipt of the Requisite Shareholder Approval and satisfaction of the other closing conditions. The Merger Agreement may be terminated under certain circumstances. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay to Parent a termination fee of $3,000,000.

If the Merger is consummated, the Series A Common Stock will be delisted from The Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

DallasNews Corporation Second Quarter 2025 on Form 10-Q 18

Receipt of Unsolicited Non-Binding Acquisition Proposal

On July 22, 2025, the Company received an unsolicited, non-binding proposal from MNG Enterprises, Inc., an affiliate of Alden Global Capital, to acquire all of the issued and outstanding shares of the Company’s Common Stock at a price of $16.50 per share in cash (the “Alden Proposal”). On July 28, 2025, the Company issued a press release announcing, among other things, the Board’s rejection of the Alden Proposal and related determination that the Alden Proposal does not constitute a Superior Proposal (as defined in the Merger Agreement) and is not reasonably likely to lead to a Superior Proposal.

Rights Agreement

On July 27, 2025, the Board unanimously approved, and the Company entered into, a Rights Agreement (the “Rights Agreement”) with Computershare Inc., as rights agent, and the Board declared a dividend distribution of one right (each, a “Right” and, together with all such rights distributed or issued pursuant to the Rights Agreement, the “Rights”) for each share of Common Stock outstanding to shareholders of record at the close of business on August 7, 2025. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company (each whole share, a share of “Preferred Stock”) at a purchase price of $90.00 (such purchase price, as may be adjusted, the “Purchase Price”). This portion of a share of Preferred Stock would give the holder thereof approximately the same dividend, voting, and liquidation rights as would one share of Series A Common Stock. Prior to exercise, the Right does not give its holder any dividend, voting or liquidation rights. The Rights are not exercisable until the Distribution Date (as defined below). As of and after the Distribution Date, the Rights will separate from the Common Stock and each Right will become exercisable.

The “Distribution Date” is the earlier of (i) ten days following a public announcement that a person has become an “Acquiring Person” (as defined in the Rights Agreement) by acquiring beneficial ownership of 10% (20% in the case of a 13G Investor (as defined in the Rights Agreement)) or more of the Series A Common Stock then outstanding (or, in the case of a person that had beneficial ownership of 10% (20% in the case of a 13G Investor) or more of the outstanding Series A Common Stock on the date the Rights Agreement is publicly announced, by obtaining beneficial ownership of one or more shares of Common Stock), subject to certain exceptions; and (ii) ten business days (subject to certain exceptions) after the commencement of a tender offer or exchange offer by or on behalf of any person (other than the Company and certain related entities) that, if completed, would result in such person becoming an Acquiring Person.

In the event that a person becomes an Acquiring Person, each holder of a Right will thereafter have the right to purchase, upon exercise and at the Purchase Price, the number of shares of Series A Common Stock (in the case of a Right that prior to the Distribution Date was evidenced by a certificate for Series A Common Stock or a book entry share of Series A Common Stock) or shares of Series B Common Stock (in the case of a Right that prior to the Distribution Date was evidenced by a certificate for Series B Common Stock or a book entry share of Series B Common Stock) (or, in certain circumstances, other securities, cash, or other assets of the Company), equal to the Purchase Price divided by 50% of the then-current market price. Notwithstanding any of the foregoing, upon a person becoming an Acquiring Person, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person (or by certain related parties) will be null and void. In the event that, unless previously approved by the Board, at any time after a person has become an Acquiring Person, (i) the Company engages in a merger or other business combination transaction in which the Company is not the continuing or surviving corporation or other entity, (ii) the Company engages in a merger or other business combination transaction in which the Company is the continuing or surviving corporation and the Common Stock of the Company are changed or exchanged, or (iii) 50% or more of the Company’s assets or earning power is sold or transferred, each holder of a Right (except Rights that have previously been voided) will have the right to receive, upon exercise, common shares of the acquiring company having a value equal to two times the Purchase Price.

The Rights Agreement provides that neither the execution, delivery or performance of the Merger Agreement, nor the consummation of the transactions contemplated by the Merger Agreement (including the Merger), will result in a Distribution Date or the separation of the Rights from the Common Stock, and the Rights Agreement and the Rights will be deemed terminated immediately prior to the consummation of the Merger. Further, Parent, Merger Sub, the Supporting Shareholders (as defined in the Rights Agreement) and their respective affiliates and associates will not be Acquiring Persons as a result of the execution, delivery or performance of or the consummation of the transactions contemplated by the Merger Agreement or the Voting and Support Agreement (as defined in the Rights Agreement).

The Rights will expire on the earliest of (i) 5:00 p.m., New York City time, on July 26, 2026; (ii) the time at which the Rights are redeemed; (iii) immediately prior to the closing of certain merger or other acquisition transactions (including the Merger) involving the Company; and (iv) the time at which the Rights are exchanged in full.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 19

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

Recent Developments

Merger

On July 9, 2025, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement,” and as amended, the “Merger Agreement”) with Hearst Media West, LLC, a Delaware limited liability company (“Parent”), Destiny Merger Sub, Inc., a Texas corporation and wholly owned subsidiary of Parent (“Merger Sub”), and, solely for purposes of certain guaranty provisions set forth in the Merger Agreement, Hearst Communications, Inc., a Delaware corporation and the indirect owner of all of the outstanding equity of each of Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent. The Merger Agreement and the transactions contemplated thereby (including the Merger) were approved by the unanimous vote of the Company’s board of directors (the “Board”).

On July 27, 2025, the Company entered into the First Amendment to the Merger Agreement (the “Merger Agreement Amendment”). Pursuant to the Merger Agreement Amendment, the per share merger consideration was increased from $14.00 in cash, without interest, to $15.00 in cash, without interest. Additionally, pursuant to the Merger Agreement Amendment, certain legal expenses incurred or accrued by the Company or its subsidiaries will be excluded from the calculation of “Transaction Expenses” (as defined in the Merger Agreement) and, as a result, will not impact the calculation of the Company’s Net Cash (as defined in the Merger Agreement) as of the effective time of the Merger (the “Effective Time”). The Merger Agreement Amendment also implements various changes to reflect the adoption of the Rights Agreement (as defined below). All other terms of the Original Merger Agreement remain the same and in full force and effect as originally executed.

Under the terms of the Merger Agreement, at the Effective Time, each share of Series A Common Stock and Series B Common Stock that is outstanding immediately prior to the Effective Time (other than shares of Common Stock (i) held in treasury of the Company, (ii) issued and outstanding and owned by the Company, Parent or Merger Sub, or any direct or indirect wholly owned subsidiary of the Company, Parent or Merger Sub, or (iii) held by shareholders who have properly and validly exercised and perfected their statutory rights of dissent and appraisal in respect of such Shares in accordance with, and have otherwise complied with, Subchapter H, Chapter 10 of the Texas Business Organizations Code) will be canceled and extinguished and automatically converted into the right to receive cash in the amount equal to $15.00, without interest.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 20

The Merger is subject to customary closing conditions including, among other things, (i) the receipt at a special meeting of shareholders of the Company (the “Special Meeting”) of the affirmative vote in favor of the Merger Agreement and the transactions contemplated thereby (including the Merger) of (a) the holders of at least two-thirds of the voting power of all of the shares of Common Stock that are outstanding and entitled to vote on the approval of the Merger Agreement and the transactions contemplated thereby (including the Merger), (b) the holders of at least two-thirds of the shares of Series A Common Stock that are outstanding and entitled to vote on the approval of the Merger Agreement and the transactions contemplated thereby (including the Merger), voting separately as a class, and (c) the holders of at least two-thirds of the shares of Series B Common Stock that are outstanding and entitled to vote on the approval of the Merger Agreement and the transactions contemplated thereby (including the Merger), voting separately as a class (collectively, the “Requisite Shareholder Approval”), and (ii) the Company having Net Cash of not less than $20,000,000 as of the Effective Time. The Merger is expected to close during the third or early fourth quarter of 2025, subject to receipt of the Requisite Shareholder Approval and satisfaction of the other closing conditions. The Merger Agreement may be terminated under certain circumstances. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay to Parent a termination fee of $3,000,000 (the “Termination Fee”).

If the Merger is consummated, the Series A Common Stock will be delisted from The Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The foregoing description of the Merger Agreement and the Merger Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the of the Original Merger Agreement and the Merger Agreement Amendment, copies of which are filed as Exhibits 2.1 and 2.2, respectively, hereto and are incorporated herein by reference.

Receipt of Unsolicited Non-Binding Acquisition Proposal

On July 22, 2025, the Company received an unsolicited, non-binding proposal from MNG Enterprises, Inc., an affiliate of Alden Global Capital, to acquire all of the issued and outstanding shares of the Company’s Common Stock at a price of $16.50 per share in cash (the “Alden Proposal”). On July 28, 2025, the Company issued a press release announcing, among other things, the Board’s rejection of the Alden Proposal and related determination that the Alden Proposal does not constitute a Superior Proposal (as defined in the Merger Agreement) and is not reasonably likely to lead to a Superior Proposal.

Rights Agreement

On July 27, 2025, the Board unanimously approved, and the Company entered into, a Rights Agreement (the “Rights Agreement”) with Computershare Inc., as rights agent, and the Board declared a dividend distribution of one right (each, a “Right” and, together with all such rights distributed or issued pursuant to the Rights Agreement, the “Rights”) for each share of Common Stock outstanding to shareholders of record at the close of business on August 7, 2025. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company (each whole share, a share of “Preferred Stock”) at a purchase price of $90.00 (such purchase price, as may be adjusted, the “Purchase Price”). This portion of a share of Preferred Stock would give the holder thereof approximately the same dividend, voting, and liquidation rights as would one share of Series A Common Stock. Prior to exercise, the Right does not give its holder any dividend, voting or liquidation rights. The Rights are not exercisable until the Distribution Date (as defined below). As of and after the Distribution Date, the Rights will separate from the Common Stock and each Right will become exercisable.

The “Distribution Date” is the earlier of (i) ten days following a public announcement that a person has become an “Acquiring Person” (as defined in the Rights Agreement) by acquiring beneficial ownership of 10% (20% in the case of a 13G Investor (as defined in the Rights Agreement)) or more of the Series A Common Stock then outstanding (or, in the case of a person that had beneficial ownership of 10% (20% in the case of a 13G Investor) or more of the outstanding Series A Common Stock on the date the Rights Agreement is publicly announced, by obtaining beneficial ownership of one or more shares of Common Stock), subject to certain exceptions; and (ii) ten business days (subject to certain exceptions) after the commencement of a tender offer or exchange offer by or on behalf of any person (other than the Company and certain related entities) that, if completed, would result in such person becoming an Acquiring Person.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 21

In the event that a person becomes an Acquiring Person, each holder of a Right will thereafter have the right to purchase, upon exercise and at the Purchase Price, the number of shares of Series A Common Stock (in the case of a Right that prior to the Distribution Date was evidenced by a certificate for Series A Common Stock or a book entry share of Series A Common Stock) or shares of Series B Common Stock (in the case of a Right that prior to the Distribution Date was evidenced by a certificate for Series B Common Stock or a book entry share of Series B Common Stock) (or, in certain circumstances, other securities, cash, or other assets of the Company), equal to the Purchase Price divided by 50% of the then-current market price. Notwithstanding any of the foregoing, upon a person becoming an Acquiring Person, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person (or by certain related parties) will be null and void. In the event that, unless previously approved by the Board, at any time after a person has become an Acquiring Person, (i) the Company engages in a merger or other business combination transaction in which the Company is not the continuing or surviving corporation or other entity, (ii) the Company engages in a merger or other business combination transaction in which the Company is the continuing or surviving corporation and the Common Stock of the Company are changed or exchanged, or (iii) 50% or more of the Company’s assets or earning power is sold or transferred, each holder of a Right (except Rights that have previously been voided) will have the right to receive, upon exercise, common shares of the acquiring company having a value equal to two times the Purchase Price.

The Rights Agreement provides that neither the execution, delivery or performance of the Merger Agreement, nor the consummation of the transactions contemplated by the Merger Agreement (including the Merger), will result in a Distribution Date or the separation of the Rights from the Common Stock, and the Rights Agreement and the Rights will be deemed terminated immediately prior to the consummation of the Merger. Further, Parent, Merger Sub, the Supporting Shareholders (as defined in the Rights Agreement) and their respective affiliates and associates will not be Acquiring Persons as a result of the execution, delivery or performance of or the consummation of the transactions contemplated by the Merger Agreement or the Voting and Support Agreement (as defined in the Rights Agreement).

The Rights will expire on the earliest of (i) 5:00 p.m., New York City time, on July 26, 2026; (ii) the time at which the Rights are redeemed; (iii) immediately prior to the closing of certain merger or other acquisition transactions (including the Merger) involving the Company; and (iv) the time at which the Rights are exchanged in full.

The foregoing description of the Rights Agreement and the Rights does not purport to be complete and is qualified in its entirety by reference to the full text of the Rights Agreement, a copy of which is filed as Exhibit 4.1 hereto and is incorporated herein by reference.

North Plant Sale and Pension Annuitization

On March 11, 2025, the Company completed the sale of its Plano, Texas printing facility, including the surrounding land and most of the production assets (collectively, the “North Plant Property”). In connection with the sale, the Company received net cash proceeds of $40,773, including escrow funds released back to the Company and additional asset disposal costs incurred in the second quarter, generating a net gain of $36,310.

The Company used a portion of the proceeds from the sale of the North Plant Property to make a voluntary cash contribution to fully fund the Company’s liabilities under the DallasNews Pension Plans, and purchased an irrevocable group annuity contract from an insurance company to settle the Company’s defined benefit obligations to participants in the DallasNews Pension Plans. See Note 6 – Pension and Other Retirement Plans for additional information.

New Tax Legislation

On July 4, 2025, H.R.1 – One Big Beautiful Bill (the “Bill”) was enacted into law. The Bill makes permanent key elements of the Tax Cuts and Jobs Act, including but not limited to, 100 percent bonus depreciation and domestic research cost expensing. ASC 740, Income Taxes, requires the effects of changes in tax laws or rates on deferred tax balances to be recognized in the interim period in which the legislation is enacted. The Company is currently evaluating the impact of the Bill, which if any, will be reflected in the Company’s third quarter financial statements. The Company currently does not expect a material impact on its financial statements or its 2025 effective tax rate.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 22

Reportable Segments

Based on the reporting package used by the Company’s Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and assessing performance, the Company determined it has two reportable segments. The two reportable segments are TDMN and Agency:

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

DallasNews Corporation Second Quarter 2025 on Form 10-Q 23

RESULTS OF OPERATIONS

Consolidated Results of Operations (unaudited)

This section contains discussion and analysis of net operating revenue, operating costs and expense and other information relevant to an understanding of results of operations for the three and six months ended June 30, 2025 and 2024.

The table below sets forth the components of the Company’s operating income (loss).

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	Percentage Change	2024	2025	Percentage Change	2024
Advertising and marketing services	$12,302	(3.8)%	$12,784	$23,115	(5.4)%	$24,430
Circulation	$15,263	(5.7)%	$16,181	30,710	(5.5)%	32,481
Printing, distribution and other	2,201	(28.9)%	3,096	5,066	(19.0)%	6,252
Total Net Operating Revenue	$29,766	(7.2)%	$32,061	$58,891	(6.8)%	$63,163

Employee compensation and benefits	13,592	(7.8)%	14,738	28,439	(7.8)%	30,855
Other production, distribution and operating costs	13,713	(8.9)%	15,046	28,384	(5.7)%	30,105
Newsprint, ink and other supplies	932	(28.4)%	1,302	2,203	(14.8)%	2,586
Depreciation	370	(9.1)%	407	704	(12.5)%	805
Gain on sale/disposal of assets, net	(104)	N/A	—	(36,310)	N/A	—
Total Operating Costs and Expense	$28,503	(9.5)%	$31,493	$23,420	(63.6)%	$64,351

Operating Income (Loss)	$1,263	122.4%	$568	$35,471	N/M	$(1,188)

N/M – not meaningful

Revenues

Advertising and marketing services

Advertising and marketing services revenue, including print, digital, and marketing and media services revenues, was 41.3 percent and 39.3 percent of total revenue for the three and six months ended June 30, 2025, respectively, and 39.9 percent and 38.7 percent of total revenue for the three and six months ended June 30, 2024, respectively.

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

DallasNews Corporation Second Quarter 2025 on Form 10-Q 24

Circulation

Circulation revenue, all included in the TDMN segment, was 51.3 percent and 52.1 percent of total revenue for the three and six months ended June 30, 2025, respectively, and 50.4 percent and 51.4 percent of total revenue for the three and six months ended June 30, 2024, respectively. Print circulation is generated primarily by selling home delivery subscriptions, including premium publications, and from single copy sales to non-subscribers. Digital circulation is generated by digital-only subscriptions.

Printing, distribution and other

Printing, distribution and other revenue was 7.4 percent and 8.6 percent of total revenue for the three and six months ended June 30, 2025, respectively, and 9.7 percent and 9.9 percent of total revenue for the three and six months ended June 30, 2024, respectively. TDMN segment revenue that is primarily generated from printing and distribution of other newspapers, mailed advertisements for business customers, and sublease income. In the third quarter of 2024, the Company’s partner for its program to distribute mailed advertisements for business customers, located in Tempe, Arizona, gave their six-month termination notice. The program generated approximately $350,000 a month in revenue, although recently this program experienced revenue declines, consistent with the overall industry trend of declining mailed advertisements. The Company does not expect a significant financial impact from the termination of this agreement since related expense savings partially offset the loss in revenue associated with this agreement.

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

Other Non-Operating Components

The table below sets forth the other components of the Company’s results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	Percentage Change	2024	2025	Percentage Change	2024
Other income (loss), net	$(34,979)	N/M	$641	$(34,914)	N/M	$1,252

Income tax provision (benefit)	$(224)	7.1%	$(241)	$5,764	N/M	$(23)

N/M – not meaningful

Other income (loss), net – Primarily includes net periodic pension and other post-employment expense (benefit), interest income (expense) and gain (loss) from investments. Net periodic pension and other post-employment expense (benefit) was $35,285 and $(474) for the three months ended June 30, 2025 and 2024, respectively, and $35,307 and $(948) for the six months ended June 30, 2025 and 2024, respectively. In the second quarter of 2025, the Company recorded a one-time non-cash pre-tax pension settlement charge of $35,266 related to the Company’s voluntary cash contribution to fully fund its liabilities under the DallasNews Pension Plans, and purchase of an irrevocable group annuity contract from an insurance company to settle its defined benefit obligations to participants in the DallasNews Pension Plans. See Note 6 – Pension and Other Retirement Plans for additional information.

In the three and six months ended June 30, 2024, the Company recorded $48 and $159 of interest income from the Company’s investments in Certificates of Deposits that were terminated or matured in 2024.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 25

Income tax provision (benefit) – The Company recognized an income tax provision (benefit) of $(224) and $(241) in the three months ended June 30, 2025 and 2024, respectively, and $5,764 and $(23) in the six months ended June 30, 2025 and 2024, respectively. Excluding the discrete impact of the DallasNews Pension Plans annuitization (Note 6), the effective income tax rate was 17.3 percent for the six months ended June 30, 2025, and (35.9) percent for the six months ended June 30, 2024.

The income tax provision for the six months ended June 30, 2025, is due to income generated from the sale of the Company’s Plano printing facility in the first quarter (Note 9) and effect of the Texas franchise tax. The Company expects to utilize its net operating loss carryforwards to offset almost all federal taxable income. In the six months ended June 30, 2025, the Company recorded a decrease of $5,210 in deferred tax assets related to the utilization of federal net operating loss carryforwards.

The income tax benefit of $241 and $23 recorded in the three and six months ended June 30, 2024, respectively, was due to the negative annual effective tax rate estimated for the 2024 year, applied to the June 30, 2024 year-to-date income before taxes.

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

Results of Operations by Reportable Segment (unaudited)

Advertising and marketing services revenue

The table below sets forth advertising and marketing services revenue by reportable segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	Percentage Change	2024	2025	Percentage Change	2024
TDMN
Print advertising	$6,257	(4.6)%	$6,558	$11,206	(8.1)%	$12,197
Digital advertising	2,164	(4.8)%	2,274	4,055	(4.2)%	4,232
Agency
Marketing and media services	3,881	(1.8)%	3,952	7,854	(1.8)%	8,001
Advertising and Marketing Services	$12,302	(3.8)%	$12,784	$23,115	(5.4)%	$24,430

TDMN

Print advertising revenue decreased $301 and $991 in the three and six months ended June 30, 2025, respectively, driven by a decline in advertisements in The  Dallas Morning News, primarily display in the second quarter, partially offset by an improvement in classified advertising.

Digital advertising revenue decreased $110 and $177 in the three and six months ended June 30, 2025, respectively, primarily due to a decline in digital advertisements on dallasnews.com, partially offset by additional revenue from advertising on the Company’s new video player feature.

Agency

Marketing and media services revenue decreased $71 and $147 in the three months and six months ended June 30, 2025, respectively, primarily resulting from a decline in traditional media services including promotional products and out of market print inserts.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 26

Circulation revenue

The table below sets forth circulation revenue all included in the TDMN segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	Percentage Change	2024	2025	Percentage Change	2024
TDMN
Print circulation	$10,915	(5.9)%	$11,603	$21,962	(6.0)%	$23,359
Digital circulation	4,348	(5.0)%	4,578	8,748	(4.1)%	9,122
Circulation	$15,263	(5.7)%	$16,181	$30,710	(5.5)%	$32,481

Print circulation revenue decreased $688 and $1,397 in the three and six months ended June 30, 2025, respectively, primarily driven by a decline in print subscriptions of 6,332 or 9.7 percent when compared to June 30, 2024, partially offset by rates increasing approximately 3.9 percent.

Digital circulation revenue decreased $230 and $374 in the three and six months ended June 30, 2025, respectively. In the third quarter of 2024, the Company modified its digital subscription strategy to be more volume-centric by extending the introductory pricing period and adjusting the ongoing price, negatively impacting revenue in the short term, but improving digital-only subscriptions by 1,223 or 1.9 percent since December 31, 2024. The Company continues to focus on finding a sustainable strategy that balances price with the ability to continue to grow its digital subscriber base.

Printing, distribution and other revenue

The table below sets forth printing, distribution and other revenue all included in the TDMN segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	Percentage Change	2024	2025	Percentage Change	2024
TDMN
Printing, Distribution and Other	$2,201	(28.9)%	$3,096	$5,066	(19.0)%	$6,252

Printing, distribution and other revenue decreased $895 and $1,186 in the three and six months ended June 30, 2025, respectively, primarily due to the Company’s partner for its program to distribute mailed advertisements terminating the partnership effective April 2025.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 27

Operating Costs and Expense

The table below sets forth the components of the Company’s operating costs and expense by reportable segment, and Corporate and Other category.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	Percentage Change	2024	2025	Percentage Change	2024
TDMN
Employee compensation and benefits	$9,369	(8.1)%	$10,190	$19,375	(6.8)%	$20,783
Other production, distribution and operating costs	9,302	(10.9)%	10,442	19,541	(5.0)%	20,574
Newsprint, ink and other supplies	837	(28.0)%	1,162	1,980	(11.6)%	2,240
Agency
Employee compensation and benefits	1,875	(11.1)%	2,108	3,751	(17.3)%	4,534
Other production, distribution and operating costs	1,678	0.3%	1,673	3,407	(2.4)%	3,492
Newsprint, ink and other supplies	95	(32.1)%	140	223	(35.5)%	346
Corporate and Other
Employee compensation and benefits	2,348	(3.8)%	2,440	5,313	(4.1)%	5,538
Other production, distribution and operating costs	2,733	(6.8)%	2,931	5,436	(10.0)%	6,039
Depreciation	370	(9.1)%	407	704	(12.5)%	805
Gain on sale/disposal of assets, net	(104)	N/A	—	(36,310)	N/A	—
Total Operating Costs and Expense	$28,503	(9.5)%	$31,493	$23,420	(63.6)%	$64,351

Employee compensation and benefits – TDMN expense decreased $821 and $1,408 in the three and six months ended June 30, 2025, respectively, due to headcount reductions related to the transition to a smaller printing facility. Agency expense declined $233 and $783 in the three and six months ended June 30, 2025, respectively, as a result of first quarter headcount reductions at Medium Giant. Corporate and Other includes severance expense of $542 in the six months ended June 30,2025, offset by compensation savings from reduced headcount. Total Company employee headcount is 451, a decrease of 82 or 15.4 percent when compared to June 30, 2024, and 75 or 14.3 percent when compared to December 31, 2024.

Other production, distribution and operating costs – TDMN expense decreased $1,140 and $1,033 in the three and six months ended June 30 2025, respectively, primarily due to lower outside services expense in the second quarter mostly associated with the mailed advertisements partnership cancellation, as well as expense savings related to the transition to a smaller, leased printing facility. Agency expense decreased $85 in the six months ended June 30 2025, due to reduced revenue-related outside services expense for traditional media services.

Newsprint, ink and other supplies – TDMN expense decreased $325 and $260 in the three and six months ended June 30, 2025, respectively, primarily due to lower circulation. Agency expense decreased $45 and $123 in the three and six months ended June 30, 2025, respectively, resulting from a reduction in printing out of market inserts. Newsprint consumption for the three months ended June 30, 2025 and 2024, approximated 1,160 and 1,187 metric tons, respectively, at an average cost per metric ton of $629 and $649, respectively. Newsprint consumption for the six months ended June 30, 2025 and 2024, approximated 2,585 and 2,377 metric tons, respectively, at an average cost per metric ton of $634 and $661, respectively.

Depreciation – Expense decreased in the three and six months ended June 30, 2025, primarily due to the disposition of assets no longer in use after the North Plant Property sale. The new printing facility assets were put in service in 2025, including the more efficient press that will depreciate over a useful life of 20 years.

Gain on sale/disposal of assets, net – In the six months ended June 30, 2025, the Company recorded a net gain from the North Plant Property sale of $36,310, including the Escrow Funds and additional asset disposal costs incurred in the second quarter.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 28

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

The table below sets forth revenue and significant expenses that are included in segment profit (loss) and regularly provided to the Company’s CODM. Due to the adoption of ASU 2023-07 effective as of the year ended December 31,2024, the Company updated its presentation to reflect segment profitability as segment profit (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
TDMN
Net operating revenue	$25,885	$28,109	$51,037	$55,162

Employee compensation and benefits	9,369	10,190	19,375	20,783
Other production, distribution and operating costs	9,302	10,442	19,541	20,574
Newsprint, ink and other supplies	837	1,162	1,980	2,240
Operating costs and expense	19,508	21,794	40,896	43,597
TDMN Segment Profit	$6,377	$6,315	$10,141	$11,565

Agency
Net operating revenue	$3,881	$3,952	$7,854	$8,001

Employee compensation and benefits	1,875	2,108	3,751	4,534
Other production, distribution and operating costs	1,678	1,673	3,407	3,492
Newsprint, ink and other supplies	95	140	223	346
Operating costs and expense	3,648	3,921	7,381	8,372
Agency Segment Profit (Loss)	$233	$31	$473	$(371)

Total Segment Profit	$6,610	$6,346	$10,614	$11,194
Reconciling items:
Corporate and Other (1)	(5,347)	(5,778)	24,857	(12,382)
Operating Income (Loss) (1)	$1,263	$568	$35,471	$(1,188)
Other income (loss), net (2)	(34,979)	641	(34,914)	1,252
Income (Loss) Before Income Taxes (1) (2)	$(33,716)	$1,209	$557	$64

(1)Six months ended June 30, 2025, includes a net gain of $36,310 from the North Plant Property sale; see Note 9 – Long-Lived Assets.

(2)Three and six months ended June 30, 2025, includes a non-cash pension settlement charge of $35,266; see Note 6 – Pension and Other Retirement Plans.

TDMN

TDMN segment profit improved slightly in the three months ended June 30, 2025, and declined $1,424 in the six months ended June 30, 2025, primarily due to revenue declines in print advertising and print circulation of $991 and $1,397, respectively, partially offset by expense savings related to the transition to a leased printing facility that is more efficient. The second quarter loss in other revenue of $895 is primarily due to the Company’s program to distribute mailed advertisements being terminated in April, which also resulted in related expense savings in outside services of $475 that partially offset the loss in revenue.

Agency

Agency segment profit (loss) improved $202 and $844 in the three and six months ended June 30, 2025, respectively, primarily due to strategic expense savings initiatives and continuing to focus on more relevant solutions for its clients.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 29

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of June 30, 2025 and December 31, 2024, were $33,700 and $9,594, respectively.

The Company expects to have cash flow and expense reduction measures in place to help offset future revenue declines. The Company believes it has adequate cash to continue to fund operating activities and capital spending.

In December 2024, the Company announced it entered into an agreement (the “Sale Agreement”) with 2201 Luna Road, LLC, a Texas limited liability company (as succeeded by Plano Estates, LLC, a Texas limited liability company, the “Purchaser”) to sell its Plano, Texas printing facility, including the surrounding land and most of the production assets (collectively, the “North Plant Property”) for $43,500. Subsequent to entering into the Sale Agreement, the Company and the Purchaser entered into four amendments to the Sale Agreement relating to the extension of the inspection period and the closing date and environmental remediation. The Sale Agreement was entered into in connection with the Company’s announcement on May 14, 2024, that it would be streamlining its print operations to a smaller, leased facility (see Note 4 – Leases) with more efficient equipment that requires fewer employees. In the six months ended June 30, 2025, the Company made capital investments of $2,493 and paid $2,615 of severance related to its printing facility transition.

On March 11, 2025, the Company completed the sale of the North Plant Property. As previously disclosed, $600 of the proceeds from the North Plant Property sale (the “Escrow Funds”) was deposited with an escrow agent pending the completion of certain environmental testing of the North Plant Property. Following completion of such environmental testing that determined it would not be required, the full amount of the Escrow Funds was released to the Company on April 15, 2025. In connection with the Sale Agreement, the Company received net cash proceeds of $40,773, including the Escrow Funds and additional asset disposal costs incurred in the second quarter, generating a net gain of $36,310.

The Company used a portion of the proceeds from the sale of the North Plant Property to make a voluntary cash contribution to fully fund its liabilities under the DallasNews Pension Plans, and purchased an irrevocable group annuity contract from an insurance company to settle the Company’s defined benefit obligations to participants in the DallasNews Pension Plans. See Note 6 – Pension and Other Retirement Plans for additional information.

The following discusses the changes in cash flows by operating, investing and financing activities.

Operating Cash Flows

Net cash used for operating activities for the six months ended June 30, 2025 and 2024, was $13,770 and $1,660, respectively. Cash flows used for operating activities increased by $12,110 during the six months ended June 30, 2025, when compared to the prior year period, primarily due to the Company’s voluntary cash contribution of approximately $10,000 to fully fund its liabilities under the DallasNews Pension Plans and severance payments related to the printing facility transition.

Investing Cash Flows

Net cash provided by investing activities was $37,876 and $7,420 for the six months ended June 30, 2025 and 2024, respectively. In 2025, the Company sold the North Plant Property and received net cash proceeds of $40,773. In the first quarter of 2024, $10,000 in Certificates of Deposit (“CD’s”) matured and the Company reinvested $9,909 in CD’s, which the Company terminated, without penalty, in the second quarter of 2024. The Company received cash proceeds of $440 in 2024 from the return on the Company’s investments in CD’s. Cash flows provided by investing activities also included $2,897 of capital spending in 2025, primarily related to the new printing facility and equipment, and $3,020 of capital spending in 2024.

Financing Cash Flows

Net cash used for financing activities was $0 and $856 for the six months ended June 30, 2025 and 2024, respectively, all attributable to dividend payments.

Financing Arrangements

None.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 30

Contractual Obligations

The Company has contractual obligations for operating leases, primarily for office space, printing facilities and other distribution centers, some of which include escalating lease payments. See Note 4 – Leases for future lease payments by year.

As previously announced, the Company used a portion of the proceeds from the sale of the North Plant Property to make a voluntary cash contribution to fully fund the Company’s liabilities under the DallasNews Pension Plans, and purchased an irrevocable group annuity contract from an insurance company to settle the Company’s defined benefit obligations to participants in the DallasNews Pension Plans. See Note 6 – Pension and Other Retirement Plans for additional information.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q concerning the Merger, the expected timing and completion of the Merger, expected capital investments, the Company’s business outlook or future economic performance, revenues, expenses, cash balance, capital expenditures, investments, impairments, business initiatives, pension plan contributions and obligations, working capital, and other financial and non-financial items that are not historical facts are “forward-looking statements” as the term is defined under applicable federal securities laws. Words such as “anticipate,” “assume,” “believe,” “can,” “could,” “estimate,” “forecast,” “intend,” “expect,” “may,” “project,” “plan,” “seek,” “should,” “target,” “will,” “would” and their opposites and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those set forth in forward-looking statements. Such risks, trends and uncertainties are, in most instances, beyond the Company’s control, and include, but are not limited to, the factors and matters described in this Quarterly Report on Form 10-Q, and the following factors: the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the Company’s obligation to pay a termination fee if the Merger is terminated under certain circumstances; the outcome of any legal proceedings that may be instituted against the Company and others following announcement of the Merger Agreement or the adoption of the Rights Agreement; the inability to complete the proposed Merger due to the failure to obtain the requisite approval of the Company’s shareholders or the failure to satisfy other conditions to completion of the Merger; risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger; the impact, if any, of the announcement or pendency of the Merger on the Company’s business and relationships with customers or other commercial partners; the impact, if any, of the restrictions on the conduct of the Company’s business imposed by the Merger Agreement; the amount of the costs, fees, expenses and charges related to the Merger and the Rights Agreement; the ability of the Rights Agreement to protect shareholders’ interests and to effectively ensure that the Board has sufficient time to make informed judgments that are in the best interests of the Company and its shareholders; changes in advertising demand and other economic conditions; consumers’ tastes; newsprint and distribution prices; program costs; the Company’s ability to successfully execute the Return to Growth Plan; the Company’s ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market; the success of the Company’s digital strategy; changes in economic policies and tariffs; labor relations; cybersecurity incidents; and technological obsolescence. Forward-looking statements, which are as of the date of this filing, are not updated to reflect events or circumstances after the date of the statement.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 31

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

The Company’s management, with the participation of its Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2025, management concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 32

PART II

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

An investment in our Common Stock involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our Common Stock could decline, and you could lose all or part of your investment.

The announcement and pendency of the Merger may adversely affect our business, results of operations and financial condition.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operations and financial condition. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees, and while the Merger is pending, such existing or prospective employees could experience uncertainty about their future with the Company. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger, which could divert attention from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationships with customers or other commercial partners. For example, subscribers, advertisers, vendors, suppliers and other counterparties may react unfavorably, including by delaying or deferring decisions concerning their relationships or transactions with us, or seeking to change or terminate their existing relationships with us. Changes to or termination of existing relationships could adversely affect our business, results of operations and financial condition, as well as the market price of the Series A Common Stock.

In addition, we have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. The substantial majority of these costs will be non-recurring expenses relating to the Merger, and many of these costs are payable regardless of whether or not the Merger is consummated.

Any adverse effects of the pendency of the Merger could be exacerbated by delays in completion of the Merger or by termination of the Merger Agreement.

Failure to consummate the Merger within the expected timeframe, or at all, could have a material and adverse effect on our business, results of operations, financial condition and stock price.

The Merger is currently expected to close during the third or early fourth quarter of 2025. However, the consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) receipt of the Requisite Shareholder Approval, (ii) the Company having Net Cash of not less than $20,000,000 as of the Effective Time, (iii) the absence of any law or governmental order that prevents, restrains, enjoins, prohibits or makes illegal the consummation of the Merger, and (iv) the absence of a Continuing Material Adverse Effect (as defined in the Merger Agreement) on the Company.

Additionally, the Merger Agreement may be terminated under certain circumstances, including, among others, (i) by either party (a) if the Effective Time has not occurred by January 9, 2026, or (b) upon a failure of the Company to obtain the Requisite Shareholder Approval at the Special Meeting or any adjournment or postponement thereof, (ii) by the Company if, prior to the Company obtaining the Requisite Shareholder Approval, the Board authorizes the Company to enter into an alternative acquisition agreement with respect to a superior third-party proposal in accordance with the terms of the Merger Agreement and, concurrently with the termination of the Merger Agreement, the Company pays to Parent the Termination Fee and enters into such alternative acquisition agreement, or (iii) by Parent if (a) the Board withdraws, modifies, qualifies or changes its recommendation to shareholders to vote in favor of the approval of the Merger Agreement, or (b) the Company or any subsidiary thereof enters into an alternative acquisition agreement with a third party.

If the Merger is not consummated within the expected timeframe, or at all, we may be subject to a number of material risks, including to the extent that the current market price of the Series A Common Stock is positively affected by a market assumption that the Merger will be completed. We could be required to pay the $3,000,000 Termination Fee to Parent if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the Merger also may result in negative publicity and negatively affect our relationship with our shareholders, employees, subscribers, advertisers, vendors, suppliers and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any proceeding commenced against us to compel us to perform our obligations under the Merger Agreement.

DallasNews Corporation Second Quarter 2025 on Form 10-Q 33

Litigation relating to the Merger or the Rights Agreement may be filed against the Company and the Board, which could be costly, prevent or delay consummation of the Merger, divert management’s attention and otherwise adversely affect our business and financial condition.

Litigation may in the future be filed against us, the Board and/or others in connection with the Merger and the other transactions contemplated by the Merger Agreement or the Rights Agreement. The outcome of litigation is uncertain, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims, and we may not be successful in defending against any such future claims. Any such litigation could be costly, prevent or delay consummation of the Merger, divert management’s attention and otherwise adversely affect our business and financial condition. Furthermore, one of the conditions to the closing of the Merger is the absence of any law or governmental order that prevents, restrains, enjoins, prohibits or makes illegal the consummation of the Merger. Accordingly, if a plaintiff is successful in obtaining an injunction, such order may prevent the Merger from being completed, or from being completed within the expected timeframe.

While the Merger is pending, we are subject to certain restrictions on the conduct of our business.

While the Merger Agreement is in effect, we are subject to certain restrictions on our business activities, generally requiring us to use our commercially reasonable efforts to conduct our business and operations in the ordinary course of business, and subjecting us to a variety of specified limitations absent Parent’s prior consent. Outside of certain limited exceptions, these limitations include, among other things, restrictions on our ability to amend the organizational documents of the Company and its subsidiaries, liquidate or dissolve the Company, issue any securities of the Company, acquire, repurchase or redeem any securities of the Company, acquire other businesses, dispose of material assets, properties, interests or businesses, declare or pay any dividends, incur indebtedness, make or forgive any loans, negotiate any contract with a union or incur any capital expenditures in excess of $250,000 in the aggregate. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and we may have to forgo certain opportunities we might otherwise pursue, which could materially and adversely affect our business, results of operations and financial condition.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay the Termination Fee to Parent, which would require us to use available liquidity that would have otherwise been available for other uses.

Under the terms of the Merger Agreement, we may be required to pay the Termination Fee to Parent if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, payment of the Termination Fee would require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the price of the Series A Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

In the third quarter of 2024, DallasNews’ board of directors approved the termination of the Company’s previously authorized repurchase authority.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

DallasNews Corporation Second Quarter 2025 on Form 10-Q 34

Item 6. Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, as indicated. In accordance with Regulation S-T, the XBRL-related information marked with a double asterisk (**) in Exhibit No. 101 to this Quarterly Report on Form 10-Q is deemed filed. Exhibits marked with three asterisks (***) are furnished with this report. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. Exhibits marked with a pound sign (#) have schedules or exhibits that have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished.

Exhibit Number	Description
2.1 *#

Agreement and Plan of Merger, dated as of July 9, 2025, by and among DallasNews Corporation, Hearst Media West, LLC, Destiny Merger Sub, Inc., and, solely for purposes of certain guaranty provisions set forth therein, Hearst Communications, Inc. (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2025 (the “July 10, 2025 Form 8-K”))

2.2 *

First Amendment, dated as of July 27, 2025, to Agreement and Plan of Merger, dated as of July 9, 2025, by and among DallasNews Corporation, Hearst Media West, LLC, Destiny Merger Sub, Inc., and, solely for purposes of certain guaranty provisions set forth therein, Hearst Communications, Inc. (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2025 (the “July 28, 2025 Form 8-K”))

3.1 *

Certificate of Formation of A. H. Belo Corporation (successor to A. H. Belo Texas, Inc.) (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2018)

3.2 *

Certificate of Merger (Delaware) of A. H. Belo Corporation with and into A. H. Belo Texas, Inc. (Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2018 (Securities and Exchange Commission File No. 001-33741) (the “July 2, 2018 Form 8-K”))

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

3.6 *	Certificate of Correction to Certificate of Amendment (Exhibit 3.2 to the June 30, 2021 Form 8-K)
3.7 *	Amended and Restated Bylaws of DallasNews Corporation (Exhibit 3.3 to the June 30, 2021 Form 8-K)
3.8 *	Statement of Resolutions of Series A Junior Participating Preferred Stock of DallasNews Corporation (Exhibit 3.1 to the July 28, 2025 Form 8-K)
4.1 *

Rights Agreement, dated as of July 27, 2025, by and between DallasNews Corporation and Computershare Inc., as Rights Agent (which includes the Form of Rights Certificate attached as Exhibit B thereto) (Exhibit 4.1 to the July 28, 2025 Form 8-K)

10.1 *#

Voting and Support Agreement, dated as of July 9, 2025, by and between Hearst Media West, LLC and the shareholders of DallasNews Corporation named on the signature page thereto (Exhibit 10.1 to the July 10, 2025 Form 8-K)

10.2 *~	Transaction Bonus Agreement, dated as of July 9, 2025, by and between DallasNews Corporation and Grant S. Moise (Exhibit 10.2 to the July 10, 2025 Form 8-K)
10.3 *~	Transaction Bonus Agreement, dated as of July 9, 2025, by and between DallasNews Corporation and Mary Kathryn Murray (Exhibit 10.3 to the July 10, 2025 Form 8-K)
10.4 *~	Amended and Restated Retention Bonus Letter, dated as of July 9, 2025, by and between DallasNews Corporation and Grant S. Moise (Exhibit 10.4 to the July 10, 2025 Form 8-K)
10.5 *~	Amended and Restated Retention Bonus Letter, dated as of July 9, 2025, by and between DallasNews Corporation and Mary Kathryn Murray (Exhibit 10.5 to the July 10, 2025 Form 8-K)
10.6 *~	Change in Control Severance Letter, dated as of July 9, 2025, by and between DallasNews Corporation and Catherine G. Collins (Exhibit 10.6 to the July 10, 2025 Form 8-K)

DallasNews Corporation Second Quarter 2025 on Form 10-Q 35

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 ***	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH **	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

DallasNews Corporation Second Quarter 2025 on Form 10-Q 36

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLASNEWS CORPORATION

By:	/s/	Catherine G. Collins
Catherine G. Collins
Chief Financial Officer
(Principal Financial Officer)

Dated:	July 30, 2025

DallasNews Corporation Second Quarter 2025 on Form 10-Q 37